Form 10-Q
period 2007-06-30
BioFuel Energy Corp.
filed 2007-08-14
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State of incorporation)	(I.R.S. employer identification number)

1801 Broadway, Suite 1060 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 592-8110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No

Number of shares of common stock outstanding as of August 13, 2007: 14,542,104

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the ‘‘Company’’) have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and notes presented in the Company’s registration statement on Form S-1.

BioFuel Energy Corp.
(a development stage company)
Consolidated balance sheets
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and equivalents	$88,613,728	$27,238,517
Prepaid expenses	434,160	469,298
Total current assets	89,047,888	27,707,815
Property, plant and equipment:
Land	6,183,880	5,166,263
Construction in progress	165,657,828	77,644,044
Furniture and fixtures	268,978	87,381
	172,110,686	82,897,688
Accumulated depreciation	(28,619)	(5,275)
	172,082,067	82,892,413
Debt issuance costs, net	12,134,841	9,404,273
Deferred offering costs	—	1,469,638
Other assets	37,081	7,273
Total assets	$273,301,877	$121,481,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,153,430	$17,410,701
Construction contract retainage	7,331,628	—
Accrued legal fees	2,088,761	1,761,515
Other accrued expenses	654,923	646,186
Total current liabilities	23,228,742	19,818,402
Construction contract retainage	—	3,017,087
Long-term debt	55,000,000	—
Tax increment financing grant	6,050,770	—
Deferred compensation plan liabilities	29,358	—
Total liabilities	84,308,870	22,835,489
Minority interest	72,745,078	74,026,510
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 100.0 million shares authorized and 5,042,104 shares outstanding at December 31, 2006 and 14,542,104 shares outstanding at June 30, 2007	145,421	50,421
Class B common stock, $0.01 par value; no shares authorized or outstanding at December 31, 2006; 50.0 million shares authorized and 17,957,896 shares outstanding at June 30, 2007	179,579	—
Additional paid-in capital	120,025,075	26,902,614
Deficit accumulated during development stage	(4,102,146)	(2,333,622)
Total stockholders’ equity	116,247,929	24,619,413
Total liabilities and stockholders’ equity	$273,301,877	$121,481,412

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)
Consolidated statement of loss
(Unaudited)

	For the Three Months Ended, June 30, 2007	For the Six Months Ended, June 30, 2007	From Inception on April 11, 2006 through June 30, 2006	From Inception on April 11, 2006 through June 30, 2007
General and administrative expenses:
Compensation expense	$1,320,597	$2,615,889	$4,980,700	$10,328,260
Other	704,133	1,309,301	104,295	2,759,548
Interest income	(200,026)	(213,292)	—	(224,604)
Minority interest in loss of BioFuel Energy, LLC	(1,537,276)	(3,270,731)	(3,616,407)	(10,088,415)
Net loss	287,428	441,167	1,468,588	2,774,789
Beneficial conversion charge	1,327,357	1,327,357	—	1,327,357
Net loss to common shareholders	$1,614,785	$1,768,524	$1,468,588	$4,102,146
Loss per share – basic and diluted	$0.24	$0.30	$0.29	$0.76
Weighted average shares outstanding
Basic	6,816,829	5,934,369	5,042,104	5,404,212
Diluted	10,184,895	7,627,706	5,042,104	6,091,418

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)
Consolidated statement of stockholders’ equity

From Inception on April 11, 2006 through December 31, 2006
and for the six months ended June 30, 2007
(Unaudited)

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance at inception	$—	$—	$—	$—	$—
Sale of common stock	50,421	—	26,902,614	—	26,953,035
Net loss	—	—	—	(2,333,622)	(2,333,622)
Balance at December 31, 2006	50,421	—	26,902,614	(2,333,622)	24,619,413
Sale of common stock, net of expenses	95,000	—	93,075,501	—	93,170,501
Stock based compensation	—	—	33,455	—	33,455
Issuance of Class B common shares	—	179,579	(179,579)	—	—
Issuance of LLC units to management	—	—	193,084	—	193,084
Beneficial conversion charge	—	—	—	(1,327,357)	(1,327,357)
Net loss	—	—	—	(441,167)	(441,167)
Balance at June 30, 2007	$145,421	$179,579	$120,025,075	$(4,102,146)	$116,247,929

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended, June 30, 2007	From Inception on April 11, 2006 through June 30, 2006	From Inception on April 11, 2006 through June 30, 2007
Cash flows from operating activities
Net loss	$(441,167)	$(1,468,588)	$(2,774,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(3,270,731)	(3,616,407)	(10,088,415)
Share based compensation expense	888,481	4,759,586	6,983,096
Depreciation	23,344	—	28,619
Other	—	—	42,281
Changes in operating assets and liabilities, excluding the effects of acquisitions
Decrease (increase) in prepaid expenses	207,589	—	(261,709)
Increase in accounts payable	224,304	115,440	372,848
Increase in accrued legal fees	179,582	—	186,422
Increase (decrease) in other accrued expenses	(429,436)	72,582	(323,623)
Increase in other assets and liabilities	(450)	—	(7,723)
Net cash used in operating activities	(2,618,484)	(137,387)	(5,842,993)
Cash flows from investing activities
Capital expenditures	(89,171,332)	(19,258,100)	(147,824,682)
Cash paid for acquisition, net of cash acquired	—	—	(1,500,000)
Net cash used in investing activities	(89,171,332)	(19,258,100)	(149,324,682)
Cash flows from financing activities
Proceeds from sale of common stock	95,891,250	6,498,188	122,844,285
Proceeds of minority members of BioFuel Energy, LLC	—	16,001,820	75,170,649
Proceeds from issuance of debt	55,000,000	—	55,000,000
Proceeds from tax increment financing grant	6,050,770	—	6,050,770
Deferred offering costs	(449,503)	(190,719)	(861,085)
Debt issuance costs	(3,327,490)	(164,849)	(12,431,674)
Payments to predecessor owners	—	—	(1,991,542)
Net cash provided by financing activities	153,165,027	22,144,440	243,781,403
Net increase in cash and equivalents	61,375,211	2,748,953	88,613,728
Cash and equivalents, beginning of period	27,238,517	—	—
Cash and equivalents, end of period	$88,613,728	$2,748,953	$88,613,728
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$16,597,134	$318,162	$19,614,221
Non-cash additions to debt and deferred offering costs	901,700	119,611	2,569,203

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements

1.	Organization and Nature of Business

We are a development stage company whose goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 million gallons per year (‘‘Mmgy’’) ethanol plants in the Midwestern corn belt. At each location, Cargill, Incorporated, (‘‘Cargill’’), with whom we have an extensive relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities. Four similar sites are being developed in anticipation of the possible construction of additional plants. All six sites were selected primarily based on access to favorably priced corn as well as availability of rail transportation and natural gas. While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill will handle corn procurement, marketing of ethanol and distillers grain and transportation logistics for our two initial plants under long-term contracts. In addition, they will lease us their adjacent grain storage and handling facilities.

The Wood River, Nebraska (‘‘Wood River’’) and Fairmont, Minnesota (‘‘Fairmont’’) plants are currently under construction and should be operational in the first quarter of 2008.  We had planned to begin construction of a third plant in Alta, Iowa in the second half of 2007.  However, plans to construct a third plant have been delayed for three to six months due to the sale of Delta-T, the design engineer on our two initial plants and increases in construction costs.  We will continue to evaluate the attractiveness of initiating construction of a third plant.  Sites in Gilman, Illinois, Atchison, Kansas and Litchfield, Illinois have been selected as the locations for possible additional plants.  Land has been optioned and permit filings have begun at each of these sites.

BioFuel Energy Corp. (the ‘‘Company’’) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (‘‘Energy LLC’’), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States. Prior to its initial public offering, the Company had purchased 28.9% of the Class A Units of Energy LLC. The Company’s headquarters are located in Denver, Colorado.

On June 19, 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders at a gross per share price of $10.50 (the ‘‘initial public offering’’). The Company received approximately $93.2 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering were transferred to Energy LLC as contributed capital subsequent to the offering. Immediately following the initial public offering, there were 14,542,104 shares of common stock issued and outstanding. The Company also had 17,957,896 shares of Class B common stock issued and outstanding. These shares are held by the historical equity investors of Energy LLC, who also hold 17,957,896 membership interests in Energy LLC that can be exchanged for newly issued shares of common stock on a one-for-one basis. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. The Class B common stock will be retired upon exchange of the related membership interests. Subsequent to the offerings, the Company owns 44.7% of the Energy LLC units.

Prior to the initial public offering, the Company had 1,000 shares of common stock issued and outstanding. In conjunction with the pricing of its initial public offering, the Company’s board of directors declared and effected a 5,042.104 to 1 stock split with respect to its outstanding common stock. The Company’s historical financial statements have been adjusted to reflect this split.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46, as revised, Consolidation of Variable Interest Entities (‘‘FIN 46R’’), applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (‘‘variable interest entities’’). Variable interest entities (‘‘VIE’’) are required to be consolidated by their primary beneficiaries. The Company has determined that Energy LLC is a VIE. Pursuant to FIN 46R the Company has assessed its investment in Energy LLC and has determined that it is the primary beneficiary. The Company therefore consolidated Energy LLC effective May 1, 2006.

The aggregate size of Energy LLC at December 31, 2006 and June 30, 2007 was approximately $121 million and $273 million, respectively, which are the carrying amounts of the consolidated assets recorded on the consolidated balance sheet of the Company that are collateral for Energy LLC’s obligations. The nature and purpose of Energy LLC is described below. The beneficial interests of Energy LLC are payable solely from the cash flows of the assets held by Energy LLC.

Since its inception, Energy LLC’s operations have primarily involved arranging financing for and initiating construction of its first two ethanol plants in Wood River and Fairmont and development work on additional ethanol plant sites. Energy LLC is considered development stage as it has not commenced production of ethanol, hired a full complement of personnel or generated revenues. Until ethanol production begins in early 2008, Energy LLC will remain dependent on external financing to execute its business plan.

The Company is also considered development stage as its only asset is its investment in Energy LLC.

2.	Summary of Significant Accounting Policies

The financial statements include the Company and Energy LLC and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures in the accompanying notes. Actual results could differ from those estimates.

Cash and equivalents include highly liquid investments with an original maturity of three months or less.

Property, plant and equipment, which primarily consists of land and construction in progress, are recorded at cost. All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized. Costs not directly related to a site or plants are expensed. At June 30, 2007 and December 31, 2006, accounts payable included approximately $12.3 million and $17.1 million, respectively, related to the Company’s construction activities. Depreciation expense from inception through December 31, 2006 and for the three months and six months ended June 30, 2007 relates to furniture and fixtures which are being depreciated over 3-10 years. Land improvements will be depreciated over 20-30 years. Construction in progress will be categorized as individual assets and depreciated over 5-25 years. The Company will begin depreciation of land improvements and its plant assets once the plants become operational.

The Company capitalizes interest and the amortization of debt issuance costs during the period of construction as part of the cost of constructed assets. Interest and debt issuance costs capitalized for the three months and six months ended June 30, 2007, and the period from inception through June 30, 2007 totaled $2,102,000, $2,778,000, and $3,397,000, respectively.

The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable. Recoverability is measured by comparing carrying

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

value of an asset with estimated undiscounted future cash flows. If carrying value exceeds such cash flows, an impairment charge is recognized equal to the amount by which carrying value exceeds fair market value. No impairment has occurred to date.

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. As of December 31, 2006 and June 30, 2007, the Company had not incurred any significant asset retirement obligations associated with the Wood River or Fairmont plants.

Debt issuance costs represent costs incurred related to the Company’s senior and subordinated credit agreements. These costs are being amortized over the term of the related debt using the effective interest method.

Deferred offering costs represent costs incurred related to the Company’s planned initial public offering. These costs were charged against the proceeds of the initial public offering in June 2007.

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) 123(R), Share Based Payment (‘‘SFAS 123R’’). The expense associated with these awards is based on fair value at grant and recognized in the financial statements over the requisite service period, if any.

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. As the Company has incurred a loss since its inception and expects to continue to incur losses until its plants become operational, it will provide a valuation allowance against all deferred tax assets until it is assured that such assets will be realized.

The reported values of cash and equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations as of June 30, 2007 and for the three month and six month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the period from April 11, 2006 (inception) to December 31, 2006.

3.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the first fiscal year beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently expect SFAS 157 to have a material impact on its consolidated results of operations, cash flows or financial position.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FAS 115 (‘‘SFAS 159’’). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008. The Company has not assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

4.	Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated using the treasury method in accordance Statement of Financial Accounting Standards No. 128 (‘‘SFAS 128’’), Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.

5.	BioFuel Solutions, LLC

BioFuel Solutions, LLC, a Delaware limited liability company (‘‘Solutions’’), was the predecessor company to Energy LLC. Solutions became a wholly-owned subsidiary of Energy LLC on September 25, 2006 as a result of two transactions.

In August 2006, the Company acquired a 30% interest in Solutions for $1,500,000 and 100,000 Class A Units. The Company accounted for this acquisition at fair value. For the period from August 4, 2006 to September 25, 2006, the Company accounted for this investment under the equity method of accounting. The operating results of Solutions for this period were insignificant.

On September 25, 2006, certain founders of Energy LLC conveyed the remaining 70% interest in Solutions to Energy LLC in exchange for cash of $1,750,000 and 467,500 Class C and 180,833 Class D Units of Energy LLC. As founders and continuing members of executive management, the 70% contribution of Solutions by the individuals has been recorded at carryover basis and a distribution of equity for the cash received in accordance with Staff Accounting Bulletin Topic 5G, Transfers of Nonmonetary Assets by Promoters or Shareholders.

6.	Minority Interest

Minority interest consists of equity issued to members of Energy LLC. Under its original LLC agreement, Energy LLC was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered ‘‘profits interests’’ for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of Energy LLC equity units were converted to one class of Energy LLC equity upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. Each newly issued unit of LLC equity (17,957,896 units) is exchangeable at the holder’s option into one share of Company common stock.

In May 2006, a private placement of 9,175,000 Class A Units in exchange for cash and commitments of $91,750,000 was completed. In June 2006, an additional 157,500 Class A Units were issued in exchange for cash and commitments of $1,575,000. In August 2006, 25,000 Class A Units

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

were issued by Energy LLC and 75,000 Class A Units were transferred by a founder in connection with the purchase of 30% of Solutions. With the exception of the 25,000 newly issued units in connection with the Solutions acquisition, all Class A Units were fully-paid for in cash.

In September 2006, 950,000 Class B Units were issued to Cargill, Inc. for $8,798,684 of cash plus an in-kind contribution of $701,316, representing actual expenses incurred by Cargill through that date related to the Wood River and Fairmont plants. Of this amount, $544,219 was recorded as land, $106,256 as debt issuance costs and $50,841 as general and administrative expense. Energy LLC may make distributions to members as determined by its Manager.

Prior to its initial public offering, the Company owned 28.9% of the Class A Units of Energy LLC. Subsequent to the offerings, the Company owns 44.7% of the Energy LLC units.

7.	Long-Term Debt

The following table summarizes long-term debt:

	June 30, 2007	December 31, 2006
Senior debt	$5,000,000	$—
Subordinated debt	50,000,000	—
	55,000,000	—
Less current portion	—	—
Total	$55,000,000	$—

In September 2006, Energy LLC, through its subsidiaries, entered into a $230,000,000 Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (‘‘Senior Debt’’) with BNP Paribas and a syndicate of lenders to finance construction of the Wood River and Fairmont plants. The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans upon completion of the plants. No principal payments are required until the construction loans are converted to term loans. Thereafter, principal payments will be payable quarterly at a minimum annual rate of 6% of principal plus a percentage of available cash flow. These term loans mature in September 2014. Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. The working capital loans mature in September 2010. Interest rates on Senior Debt will, at management’s option, be set at: i) a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest is payable quarterly.

While we have commenced borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and provision of engineers’ reports satisfactory to the lenders. The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants. Senior Debt includes certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont projects, the project agreements or the budgets relating to them. The Senior Debt contains customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

June 30, 2009, failure to pay financial obligations, failure of Energy LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals. No such events of default have occurred.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable. Debt issuance fees and expenses of approximately $7.6 million ($6.9 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at June 30, 2007. These costs have been deferred and are being amortized over the term of the Senior Debt.

In September 2006, Energy LLC entered into a subordinated debt agreement with certain Class A unitholders providing for up to $50.0 million of loans (‘‘Subordinated Debt’’) to be used for general corporate purposes including construction of the Wood River and Fairmont plants. The Subordinated Debt must be repaid by no later than March 2015. Interest on Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate. The Subordinated Debt is secured by the equity of the subsidiaries of Energy LLC owning the Wood River and Fairmont plant sites and guaranteed by those subsidiaries on a subordinated basis. The Subordinated Debt may be prepaid at any time in whole or in part without penalty.

Debt issuance fees and expenses of approximately $5.4 million ($5.1 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at June 30, 2007. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement.

8.    Tax Increment Financing

In February 2007, the subsidiary of Energy LLC constructing the Wood River plant received a grant of $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The grant was provided to fund improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds of the grant have been recorded as a tax increment financing grant and will be amortized over the term of the financing grant. Amortization will begin in 2008 when the plant becomes operational.

Energy LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

9.	Stock-Based Compensation Plans and Payments

The following table summarizes the stock based compensation recorded by the Company:

	Three Months Ended, June 30, 2007	Six Months Ended, June 30, 2007	From Inception April 11, 2006 to June 30, 2006	From Inception April 11, 2006 to June 30, 2007
LLC units issued to management	$267,076	$855,026	$4,759,586	$6,949,641
Stock options	18,930	18,930	—	18,930
Restricted stock	14,525	14,525	—	14,525
Total	$300,531	$888,481	$4,759,586	$6,983,096

In May and June 2006, Energy LLC issued 425,000 Class M Units to its founders. These units vested upon issuance. Compensation expense of $1,062,750 was recorded in connection with the

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

issuance of these units. Between May and December 2006, a total of 2,103,118 Class C and 676,039 Class D Units were issued to Energy LLC’s founders and certain key employees. These units vested upon issuance and compensation expense of $5,031,865 was recorded. In February 2007, 85,000 Class C Units and 30,000 Class D Units were issued to certain key employees. These units vested upon issuance and compensation expense of $587,950 was recorded. In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees. These units vested upon issuance and compensation expense of $267,076 was recorded. Other than for the units issued in April 2007, compensation expense was determined based on the estimated fair value of the Class M, C and D Units at the date of grant. Energy LLC considered the methodology outlined by the American Institute of Certified Public Accountants in its practice aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. This methodology included:

•	Estimating the fair value of Energy LLC at dates approximating the dates units were awarded by discounting estimated cash flows.

•	Allocating Energy LLC’s fair value to its debt and equity holders through a series of call options on Energy LLC’s value.

•	Determining the portion of Energy LLC’s value specifically attributed to the Class M, C and D Units.

•	Discounting the cash flows for lack of marketability to reflect restrictions inherent on the sale of the Class M, C and D Units. The discount rates used for lack of marketability ranged from 32% to 19%.

As part of the valuation, the Black-Scholes option pricing model was used to estimate the value of the call options on Energy LLC’s value. The assumptions listed below were made in applying this option pricing model.

•	The underlying security price for the options was assumed to be Energy LLC’s value as determined by discounting its cash flow.

•	The exercise prices of the options were based on the amounts to which each equity class would be entitled if a liquidation event were to occur.

•	The terms of the options were based on assumptions of various liquidation dates weighted on the likelihood of the assumed liquidation occurring and ranged from seven months to five years.

•	Volatility was based on the volatilities of comparable companies and ranged from 60% to 53%.

•	Risk-free rates were based on US Treasury Strips which corresponded with the assumed terms of the options and ranged from 5.0% to 4.5%.

Compensation expense for the 35,010 units issued in April 2007 was determined by applying a market risk factor to the Company’s initial offering price of $10.50 per share and multiplying this amount by the equivalent shares as would be received upon exchange.

In conjunction with the initial public offering and concurrent private placement, the LLC recorded a beneficial conversion charge of $4.6 million, which resulted in beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company’s 28% ownership interest in the LLC prior to the public offering). The intrinsic value of the beneficial conversion charge was calculated as $11.9 million, however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (‘‘2007 Plan’’). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity related awards. The 2007 Plan will be administered by the compensation committee of our Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term is for ten years, expiring in June 2017.

Stock Options – Except as otherwise directed by the compensation committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. The options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. The Company granted 370,950 stock options under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering, with a per-share exercise price equal to the initial public offering price. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month period ended June 30, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry. The expected option term is calculated using the ‘‘simplified’’ method permitted by SAB 107.

Expected stock price volatility	58%
Expected life (in years)	4.0
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Weighted average fair value	$5.17

A summary of the status of outstanding stock options at June 30, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2007	—	$—	—
Granted	370,950	10.50	4.0
Exercised	—	—	—
Forfeited	—	—	—
Options outstanding, June 30, 2007	370,950	$10.50	4.0	$1,900,400
Options exercisable, June 30 2007	—	$10.50	4.0

Restricted Stock – The Company granted 100,810 shares of restricted stock under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering. The restricted share awards granted to certain of our employees totaled 78,310 shares and will vest 25% per year on each of the first four anniversaries of the grant date. The restricted share awards granted to certain of our non-employee Directors totaled 22,500 shares and will vest 100% on the first anniversary of the grant date.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

A summary of the status of restricted stock activity at June 30, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2007	—	$—
Granted	100,810	10.50
Vested	—	—
Cancelled or expired	—	—
Restricted stock outstanding, June 30, 2007	100,810	$10.50	$1,044,000
Restricted stock vested, June 30 2007	—	$10.50

In accordance with SFAS 123(R), the Company recorded $33,500 of non-cash compensation expense during the three months ended June 30, 2007 relating to the grant of stock options and restricted stock. Compensation expense was determined based on the fair value of each award type at the grant date (the initial offering price of $10.50 per share) and recognized on a straight line basis over their respective vesting periods. The remaining unrecognized option and restricted stock expense will be recognized over the applicable vesting periods of 3 years and 4 years for the options and restricted stock, respectively. After considering the stock option and restricted stock awards issued at the consummation of the offering, the Company has 2,528,240 shares of common stock available for future grant under our 2007 Plan.

10.    Management Members and Affiliates Share Ownership

At the time of formation of the LLC, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. (‘‘Greenlight’’) and Third Point LLC (‘‘Third Point’’). Certain management members and affiliates of Greenlight and Third Point agreed to exchange LLC membership interests, shares of common stock or cash at a future date, referred to as the ‘‘true-up date’’, depending on the Company’s performance. This provision functions by providing management with additional value if the Company’s value improves and by reducing management’s interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increases from the time of the initial public offering to the ‘‘true-up date’’, the management members will be entitled to receive LLC membership interests, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the ‘‘true-up date’’ or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive LLC membership interests or shares of common stock from the management members.

The ‘‘true-up date’’ will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in Energy LLC, and (2) five years from the date of the initial public offering. On the ‘‘true-up date’’, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership interests exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership interests held by the management members at the time of this offering is greater than the number of

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

membership interests the management members would have been entitled to in connection with the ‘‘true-up’’ valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership interests or an equivalent number of shares of common stock. Conversely, if the number of LLC membership interests the management members held at the time of this offering is less than the number of membership interests the management members would have been entitled to in connection with the ‘‘true-up’’ valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver, at their option, more than 50% of the membership interests in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Edelman may be required to deliver up to 100% of his membership interests, or an equivalent amount of cash or number of shares of common stock.

No new shares will be issued as a result of the true-up. As a result there will be no impact on our shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point.

11.    Income Taxes

The Company has no income tax provision (benefit) for the period from inception through December 31, 2006, and the three and six month periods ended, June 30, 2007. At June 30, 2007 and December 31, 2006, the Company has deferred tax assets of $958,100 and $855,000, respectively, related to the difference between the book and tax basis of its investment in Energy LLC and has provided valuation allowances for the full amount of these deferred tax assets since it has no history of generating taxable income.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended, June 30, 2007	Six Months Ended, June 30, 2007	From Inception April 11, 2006 to June 30, 2006	From Inception April 11, 2006 to June 30, 2007
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)	(34.0%)	(34.0%)
Expected state tax benefit, net	(3.6%)	(3.6%)	(3.6%)	(3.6%)
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

12.    Employee Benefits Plans

401(k) Plan

Energy LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary. Contributions to the plan by Energy LLC are at the discretion of its manager. Energy LLC contributed $60,800 to the plan in 2006. There were no contributions made to the plan during the six months ended June 30, 2006 and 2007.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

Deferred Compensation Plan

The Company maintains a deferred compensation plan. The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its compensation committee. The plan allows participants to defer all or a portion of their salary and annual bonuses. The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The deferred compensation plan does not have dollar limits on tax-deferred contributions. The assets of the deferred compensation plan are held in a ‘‘rabbi trust’’ and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board. In addition, each participant has the right to request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust. However, the plan administrator is not required to honor such requests. Matching contributions will be made in cash and vest ratably over a three-year period. Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. Approximately $27,600 of employee deferrals were contributed to the plan and $1,800 earned on these investment in the first six months of 2007 and have been recorded as Other assets and Deferred compensation liabilities on the consolidated balance sheet at June 30, 2007. There were no deferrals in 2006.

13.    Commitments and Contingencies

In September 2006, Energy LLC, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years from the date the plants become operational. Minimum annual payments under each lease are $800,000 so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. The leases do not become effective until the plants become operational. Rent expense will be recognized on a straight line basis over the initial terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In October 2006, subsidiaries of Energy LLC entered into agreements to lease a total of 1,065 railroad cars. Pursuant to these lease agreements, beginning in 2008 these subsidiaries will pay approximately $8.7 million annually for ten years. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense will be recognized on a straight line basis over the initial terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In October 2006, Energy LLC entered into a nineteen month lease for its corporate office in Denver.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

Future minimum lease payments at June 30, 2007 are as follows:

Operating Leases
2007	$767,204
2008	10,119,816
2009	10,283,500
2010	10,283,500
2011	10,283,500
Thereafter	77,177,375
$118,914,895

Rent expense recorded during the three month and six month periods ended June 30, 2007 totaled $41,200 and $68,500, respectively. For the period from inception through December 31, 2006 rent expense totaled $36,000.

In December 2006, Energy LLC, through its subsidiaries constructing the Wood River and Fairmont plants, entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants. For its Wood River plant, Energy LLC paid the utility $1.5 million for the cost of the substation and distribution facility. For its Fairmont plant, Energy LLC will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $25,000 per month, over the 30-year term of the agreement. The agreement will be accounted for as a capital lease in the fourth quarter of 2007. The agreement also includes a $25,000 monthly minimum energy charge which is expected to begin in the fourth quarter of 2007.

Subsidiaries of Energy LLC have entered into engineering, procurement and construction (‘‘EPC’’) contracts with The Industrial Company (‘‘TIC’’) covering the construction of the Wood River and Fairmont plants. Pursuant to these EPC contracts, TIC will be paid a total of $263.8 million, subject to certain adjustments, for the turnkey construction of the two plants. Subsequent to the payment of certain advance payments, the subsidiaries of Energy LLC are permitted to withhold approximately 5% of progress payments billed by TIC as retainage payable at the completion of the plants. Such withholdings are reported as construction contract retainage in the consolidated balance sheets. At June 30, 2007 and December 31, 2006, construction in progress reflects $150.5 million and $72.0 million, respectively, related to the EPC contracts. For the plants to become operational, it is estimated that as of June 30, 2007, a further $30.3 million in addition to the EPC contract amounts must be spent on plant infrastructure and other construction requirements. Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.

Pursuant to long-term agreements, Cargill will be the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years after they become operational. The price per bushel of corn purchased under these agreements is based on a formula including cost plus an origination fee. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants for ten years from the date the plants become operational. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price. That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Unaudited Financial Statements (continued)

less a 1% commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

14.    Related Party Transaction

Energy LLC paid a fee of $550,000 to a founder who elected not to remain an employee for work performed in connection with its formation and initial financing. This fee is reported as a compensation expense in the consolidated statement of loss. In addition, an advisory agreement was entered into with this founder, pursuant to which the founder is paid $20,000 per month through February 2008.

In April 2007, Energy LLC entered into a contract with an affiliate of Bear Cub Energy, LLC, which we refer to as Bear Cub, to construct a natural gas line to serve our Fairmont plant. Our Chairman, Thomas J. Edelman, is the Chairman of, and through his and his family members’ ownership interests therein controls, Bear Cub. David J. Kornder, our Executive Vice President, serves on the Board of Bear Cub. The contract was awarded after a competitive bidding process. Neither Mr. Edelman nor Mr. Kornder participated in the process of evaluating bids or awarding the contract. The interests of Mr. Edelman and Mr. Kornder were fully disclosed to our Board, and the contract was approved by our Board without Mr. Edelman’s participation. The contract provides for the payment upon completion of the pipeline consisting of a cash payment of $130,000 and the issuance of a three-year promissory note for $1,265,000. The note bears interest at a rate of 1.25% per month (15% per annum), which is the same rate being paid on our subordinated debt. The note may be prepaid at any time without penalty. The pipeline is expected to be completed in the fourth quarter of 2007.

15.    Subsequent Event

In July 2007, the underwriter of the Company’s recently completed initial public offering exercised their full over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. With these proceeds combined with the proceeds from the 5,250,000 shares sold to the public and 4,250,000 shares sold simultaneously to the Company’s three largest pre-existing shareholders, the Company retired $30.0 million of its subordinated debt with offering proceeds, leaving $20.0 million of subordinated debt outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in other documents we have filed with the Securities and Exchange Commission.

Overview

We are a recently formed company whose ultimate goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 Mmgy ethanol plants in the Midwestern corn belt. We had planned to begin construction of a third plant in Alta, Iowa in the second half of 2007.  However, plans to construct a third plant have been delayed for three to six months due to the sale of Delta-T, the design engineer on our two initial plants, and increases in construction costs.  We will continue to evaluate the attractiveness of initiating construction of a third plant. We hold sites in Gilman, Illinois, Atchison, Kansas and Litchfield, Illinois on which we can build additional plants. At each, land has been optioned and permit filings have begun. In addition, Cargill has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities at each of the locations.  All six sites, including the two on which we are building, were selected primarily based on access to favorably priced corn, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.

While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the ‘‘LLC’’), which is itself a holding company and indirectly owns all of our operating assets. The financial statements contained elsewhere in this quarterly report primarily reflect certain start-up costs, fees and expenses incurred by the LLC, the initial costs incurred in connection with the preparation for, and commencement of, construction of our Wood River and Fairmont ethanol facilities and the equity contributions received by the LLC.

We have engineering, procurement and construction, or EPC, contracts with TIC for the construction of our Wood River and Fairmont ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants has begun, and as of June 30, 2007, we had invested approximately $96.3 million in the financing and construction of the Wood River plant and approximately $86.8 million in the financing and construction of the Fairmont plant. Spending on the actual construction of the Wood River and Fairmont plants (excluding related financing costs) is expected to total approximately $310 million. We currently anticipate that both plants will be completed and begin commercial operation during the first quarter of 2008 and will generate net cash inflows in 2008. If we encounter significant difficulties or delays in constructing our plants, our results of operations and financial condition could be materially harmed. Please see ‘‘Risk Factors’’ in our Registration Statement on Form S-1 for a description of certain facts that could cause our projects to be delayed. We may also be required to borrow additional funds to replace lost revenues in the event of such delay. Furthermore, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may terminate, or seek to renegotiate the terms of, its commercial agreements with us with respect to the relevant facility.

Total revenues

Our primary source of revenue will be the sale of ethanol. We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed.

The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little if any control.

Ethanol prices are extremely volatile. In early 2005, ethanol prices decreased due to a perceived over-supply of ethanol. During the summer of 2006, ethanol prices rose due to increased gasoline prices and legislative changes, resulting in an average realized price for the first six months of 2006 that was $0.56 per gallon higher than for the comparable period of the prior year. From September 2006 through June 2007, however, ethanol prices have declined from the levels prevailing in the summer of 2006. The ethanol Bloomberg rack price rose from $1.18 per gallon at April 29, 2005 to a high of $3.98 per gallon at July 3, 2006 and has subsequently declined to $2.23 at June 29, 2007.

Cost of goods sold and gross profit

Our gross profit will be derived from our total revenues less our cost of goods sold. Our cost of goods sold will be affected primarily by the cost of corn and natural gas. Both corn and natural gas are subject to volatile market conditions as a result of weather, market demand, regulation and general economic conditions.

Corn will be our most significant raw material cost. In general, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. Historically, the spot price of corn tends to rise during the Spring planting season in May and June and tends to decrease during the Fall harvest in October and November. From November 18, 2005 to June 29, 2007, the spot price of corn has risen from $1.83 per bushel to $3.17 per bushel.

We will purchase natural gas to power steam generation in our ethanol production process and fuel for our dryers to dry our distillers grain. Natural gas will represent our second largest operating cost after corn, and natural gas prices are extremely volatile.

We will include corn procurement fees that we pay to Cargill in our cost of goods sold. Other cost of goods sold will primarily consist of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

Spread between ethanol and corn prices

Our gross profit will depend principally on our ‘‘crush spread’’, which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, each bushel of corn produces approximately 2.7 gallons of fuel grade ethanol. Based on the price of a bushel of corn at June 29, 2007 of $3.17, the cost of corn per gallon of ethanol would be approximately $1.17 (.37 bushels per gallon x $3.17). As such, the ‘‘crush spread’’ would be $1.06 per gallon based on the June 29, 2007 ethanol price of $2.23 per gallon.

During the first half of 2006, the spread between ethanol and corn prices reached historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage, although the spread has since fallen back to $1.06 as of June 29, 2007. Any increase or decrease in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

Selling, general and administrative expenses

Selling, general and administrative expenses will consist of salaries and benefits paid to our management and administrative employees, expenses relating to third-party services, insurance, travel, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and listing and transfer agent fees.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended June 30, 2007. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1.

We are a new company with no material operating results to date.

BioFuel Solutions Delaware is considered our predecessor for accounting purposes. The aggregate revenues of our predecessor from its inception through December 31, 2005 were $1,043,707 earned for development services provided in connection with ethanol projects that were unrelated to our planned business. There were no revenues earned by our predecessor in 2006. Costs incurred from inception through December 31, 2005 related to expenses incurred in connection with the initial development of our Wood River and Fairmont facilities. Expenses incurred in 2006 were related primarily to the development of our Wood River and Fairmont facilities. We believe that the results of operations of our predecessor are not meaningful and should not be relied upon as an indication of our future performance.

The LLC, which has been consolidated for accounting purposes by BioFuel Energy Corp., has been arranging financing for and initiating construction of our first two ethanol plants as well as development work on our additional plant sites. From its inception through June 30, 2007, the Company incurred a net loss of $2,774,800 and a net loss distributable to common shareholders of $4,102,200. This loss was primarily due to general and administrative expenses of $13,087,800, of which $10,328,300 was compensation. Compensation expense includes a non-cash charge of $6,983,100 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the LLC agreement and for tax purposes) which are required to be expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder, who has since left the LLC, for work performed in connection with the formation of the LLC and initial financing. The expenses were partially offset by $224,600 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $10,088,400 reduction due to the minority interest’s portion (BioFuel Energy, LLC) of the loss. In determining the net loss distributable to common shareholders, the Company also recorded a non-cash beneficial conversion charge of $1,327,400 immediately prior to the public offering.

For the three months ended June 30, 2007, the Company incurred a net loss of $287,400 and a net loss distributable to common shareholders of $1,614,800. The loss was primarily due to general and administrative expenses of $2,024,700, of which $1,320,600 was compensation. Compensation expense includes a non-cash charge of $300,500 related to share-based payments awarded to certain officers and employees during the quarter. These share-based payments include issuance of membership interests (considered profits interests under the LLC agreement and for tax purposes) which are required to be expensed under generally accepted accounting principles. The expenses were partially offset by $200,000 of interest income earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $1,537,300 reduction due to the elimination of the minority interest in the loss. In determining the net loss distributable to common shareholders, the Company also recorded a non-cash beneficial conversion charge of $1,327,400 immediately prior to the public offering.

For the six months ended June 30, 2007, the Company incurred a net loss of $441,200 and a net loss distributable to common shareholders of $1,768,500. The loss was primarily due to general and administrative expenses of $3,925,200, of which $2,615,900 was compensation. Compensation expense includes a non-cash charge of $888,500 related to share-based payments awarded to certain officers and employees during the two quarters. These share-based payments include issuance of membership interests (considered profits interests under the LLC agreement and for tax purposes) which are required to be expensed under generally accepted accounting principles. The expenses were partially offset by $213,300 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $3,270,700 reduction due to the elimination of the minority interest in the loss. In determining the net loss distributable to common shareholders, the Company also recorded a non-cash beneficial conversion charge of $1,327,400 immediately prior to the public offering.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the six month period ended June 30, 2007 and the period from inception through June 30, 2007 are summarized below:

	For the Six Months Ended, June 30, 2007	From Inception on April 11, 2006 through June 30, 2007
Cash provided by (used in):
Operating activities	$(2,618,484)	$(5,842,993)
Investing activities	(89,171,332)	(149,324,682)
Financing activities	153,165,027	243,781,403
Net increase (decrease) in cash and equivalents	$61,375,211	$88,613,728

Cash used in operating activities consisted primarily of compensation paid to our employees and expenses incurred by our corporate office. Expenditures incurred under investing activities related primarily to the construction of our Wood River and Fairmont ethanol plants. Cash provided by financing activities consisted of proceeds of equity investments made by our historical equity investors in 2006, proceeds from our initial public offering and concurrent private placement in 2007, and borrowings under our bank facility and subordinated debt in 2007, less equity and debt issuance costs and distributions to certain owners of our predecessor company. We expect to fund the completion of our Wood River and Fairmont plants with our available capital resources as summarized in the following table:

	June 30, 2007	December 31, 2006
Cash and equivalents	$88,613,728	$27,238,517
Available under bank facility	225,000,000	230,000,000
Available under subordinated loan agreement	—	50,000,000
Available from tax increment financing	—	6,050,770

Our principal sources of liquidity at June 30, 2007 consist of cash and equivalents and available borrowings under our bank facility. Our existing balance of cash and equivalents at December 31, 2006 consisted entirely of proceeds of equity investments made by our historical equity investors. Our balance of cash and equivalents at June 30, 2007 consisted of proceeds of subordinated debt borrowings and our initial public offering and concurrent private placement.

In July 2007, the underwriters of the Company’s initial public offering exercised their full over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. With these proceeds combined with the proceeds from the 5,250,000 shares sold to the public and 4,250,000 shares sold simultaneously to the Company’s three largest pre-existing shareholders, the Company retired $30.0 million of its subordinated debt, leaving $20.0 million of subordinated debt outstanding.

Our principal liquidity needs are expected to be the construction of our planned production facilities, debt service requirements of our indebtedness and general corporate purposes.

We believe that our cash and equivalents, including the retained net proceeds of our recent stock offering, when combined with funds available under our bank facility will be more than sufficient to meet our cash requirements for the next twelve months, including the costs to complete our Wood River and Fairmont plants.

Ethanol plant construction

We currently have two ethanol plants under construction. We also have four additional sites in development for the possible construction of plants. We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete Wood River and Fairmont will be approximately $310 million.  At July 1, 2007, the estimated remaining costs to complete Wood River and Fairmont approximated $143 million. This is expected to be funded with borrowings under our existing bank facility.

In connection with the formation of the Company, we secured a $50.0 million subordinated debt facility. Subsequently, we entered into a $230.0 million bank facility in connection with the construction of our Wood River and Fairmont facilities. The full $50.0 million of available subordinated debt had been drawn by May 2007 when we made our initial bank borrowing. In July 2007, we repaid $30.0 million of the subordinated debt with a portion of the proceeds of our initial public offering. If we do not proceed on construction of a third plant, we may elect to repay the final $20.0 million of our subordinated debt. We will need to secure additional financing in order to construct a third plant. There can be no assurance that such financing will be able to be obtained on acceptable terms.

We expect to complete the construction of our Wood River facility late in the first quarter of 2008. We have spent approximately $89.1 million on total project costs relating to the Wood River facility from May 1, 2006, to June 30, 2007. We expect to make additional capital expenditures in 2007 and 2008 of approximately $59.9 million in connection with the total project costs relating to our Wood River facility. We expect to complete the construction of our Fairmont facility late in the first quarter of 2008. We have spent approximately $78.3 million on total project costs relating to the Fairmont facility from June 1, 2006, to June 30, 2007. We expect to make additional capital expenditures in 2007 and 2008 of approximately $83.2 million in connection with the total project costs relating to our Fairmont facility. To date, we have used the net proceeds of equity investments by our historical equity investors, the proceeds of our initial public offering and the concurrent private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of the Wood River and Fairmont facilities. As of June 30, 2007, $5.0 million was outstanding under our bank facility and $50.0 million was outstanding under our subordinated loan agreement. We repaid $30.0 million of the subordinated debt in July 2007.

Tax and our tax benefit sharing agreement

We expect that, as a result of future exchanges of membership interests in the LLC for shares of common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC will be increased. These increases in tax basis will result in a tax benefit to BioFuel that would not have been available but for the future exchanges of the LLC membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge.

We have entered into a tax benefit sharing agreement with our historical LLC equity investors that will provide for a sharing of these tax benefits between the Company and the historical LLC equity investors. Under this agreement, BioFuel will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of this increase in tax basis. BioFuel and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by BioFuel. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of the LLC as a result of the exchanges and had we not entered into the tax benefit sharing agreement. The term of the tax benefit sharing agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and we exercise our resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical LLC equity investors will not reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical LLC equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical LLC equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income. We expect that, as a result of the size of the increases of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical LLC equity investors could be substantial.

Bank facility

In September 2006, certain of our subsidiaries entered into a $230 million bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants. Neither BioFuel Energy Corp. nor the LLC is a party to the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the bank facility.

Our bank facility consists of $210.0 million of non-amortizing construction loans, which will convert into term loans amortizing in an amount equal to 6.0% of the outstanding principal amount thereof per annum and maturing in September 2014, if certain conditions precedent, including the completion of our Wood River and Fairmont plants, are satisfied prior to June 2009. The construction loans otherwise mature in June 2009. Once repaid, the construction loans may not be re-borrowed in whole or in part.

Our bank facility also includes working capital loans of up to $20.0 million, a portion of which may be available to us in the form of letters of credit. The working capital loans will be available to pay certain operating expenses of the Wood River and Fairmont plants, or alternative plants, as the case may be, with up to $5.0 million becoming available upon mechanical completion of a plant, up to $10.0 million becoming available upon provisional acceptance of a plant and the full $20.0 million becoming available upon conversion of the construction loans to term loans. The working capital loans will mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011.

Although we have commenced borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continued compliance with debt covenants and provision of engineers’ reports satisfactory to the lenders. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders.

The obligations under the bank facility are secured by first priority liens on all assets of the borrowers and a pledge of all of our equity interests in our subsidiaries. In addition, substantially all cash of the borrowers is required to be deposited into blocked collateral accounts subject to security interests to secure any outstanding obligations under the bank facility. Funds will be released from such accounts in accordance with the terms of the bank facility.

Interest rates on each of the loans under our bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% and (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts will bear additional interest at a default rate of 2.0%.

The bank facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the projects, the project agreements or the budgets relating to the projects.

We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees.

Debt issuance fees and expenses of approximately $7.6 million ($6.9 million, net of accumulated amortization) have been incurred with the Senior Debt at June 30, 2007. These costs have been deferred and are being amortized over the term of the Senior Debt.

As of June 30, 2007, we had $5.0 million of outstanding borrowings under our bank facility.

Subordinated loan agreement

In September 2006, the LLC entered into a subordinated loan agreement with certain affiliates of Greenlight Capital, Inc. and Third Point LLC. The subordinated loan agreement provides for up to $50 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our Wood River and Fairmont Plants. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015.

The payments due under our subordinated loan agreement are secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries. The guarantees are subordinated to the obligations of these subsidiaries under our bank facility.

Interest on outstanding borrowings under our subordinated loan agreement accrues at a rate of 15.0% per annum and is due on the last day of each calendar quarter. If an event of default occurs, interest will accrue at a rate of 17.0% per annum.

Debt issuance fees and expenses of approximately $5.4 million ($5.1 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at June 30, 2007. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement.

As of June 30, 2007, there was $50.0 million outstanding under our subordinated loan agreement. On July 10, 2007, we repaid $30.0 million of the outstanding borrowings under our subordinated loan agreement with a portion of the proceeds of our initial public offering and the concurrent private placement.

Tax increment financing

In February 2007, the subsidiary of the LLC constructing our Wood River plant received a grant of $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The grant was provided to fund improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds of the grant have been recorded as a tax increment financing grant and will be amortized over the term of the financing grant. Amortization will begin in 2008 when the plant becomes operational.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

The following summarizes our significant contractual obligations with respect to our Wood River and Fairmont plants, in thousands, as of June 30, 2007. No obligations relating to any third plant under development are reflected in the table because we have not yet entered into definitive agreements with respect to such plant.

Type of obligation

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Construction contracts(1)	$98,436	$22,184	$—	$—		$—	$120,620
Construction contracts(2)	482	1,407	1,407	1,056	—	—	4,352
Operating leases(3)	767	10,120	10,284	10,284	10,284	77,177	118,916
Capital lease obilgation(4)	50	300	300	300	300	7,750	9,000
Minimum energy purchases(4)	50	300	300	300	300	7,750	9,000
Purchase obligations(5)	772	2,100	2,400	2,400	2,400	38,700	48,772
Loan commitment fees(6)	397	90	—	—	—	—	487
Minimum commissions(7)	—	—	—	—	—	—	—
Total contractual obligations	$100,954	$36,501	$14,691	$14,340	$13,284	$131,377	$311,147

(1)	We have entered into engineering, procurement and construction contracts covering the construction of our Wood River and Fairmont plants. The obligations reported are the remaining amounts payable under the existing contracts and include the retainage reported in our consolidated balance sheet. We are responsible for the construction of certain infrastructure outside the Wood River and Fairmont plants, such as water treatment facilities, a rail loop and rail connections, natural gas interconnect pipelines and grain elevator improvements.
(2)	We have entered into construction contracts with Cornerstone Energy, Inc. and an affiliate of Bear Cub Energy for the construction of natural gas lateral pipelines at our Wood River and Fairmont plants, respectively. Construction on both projects is currently expected to be completed in the fourth quarter of 2007. The contract price for each pipeline is payable in installments over 36 months following completion of the pipelines, beginning in the fourth quarter of 2007. Either obligation may be repaid early without penalty.
(3)	We have entered into agreements with Cargill to lease corn storage facilities adjacent to our Wood River and Fairmont plants. We expect to pay Cargill approximately $800,000 per year to lease each of these storage facilities provided the applicable corn supply agreement remains in effect. We have also entered into agreements to lease a total of 1,065 railroad cars. Pursuant to these lease agreements, beginning in 2008 we will pay approximately $8.7 million annually for ten years. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.
(4)	We have entered into an agreement for electrical service for our Fairmont plant under which we will pay, beginning in the fourth quarter of 2007, a monthly facilities charge of approximately $25,000 and a minimum monthly electric service charge of $25,000 for the 30-year term of the agreement to cover the investment expected to be made by the utility in order to provide electrical service to the plant.
(5)	We have corn supply agreements with Cargill for our Wood River and Fairmont plants under which we will pay Cargill minimum origination fees of $1.2 million annually for each plant.
(6)	Under our bank facility we will pay a commitment fee of 0.50% per annum, payable quarterly, on the daily average unused portion of the facility. The obligations are based on estimated timing of funding under bank facilities for the remainder of 2007 and 2008.

(7)	We have marketing agreements with Cargill for the ethanol and distillers grain that will be produced by our Wood River and Fairmont plants. Pursuant to these agreements we are required to pay a minimum commission to the extent either plant fails to produce 82.5 million gallons of ethanol or 247,500 tons of distillers grain for the twelve-month period beginning with the start of commercial operations and each anniversary thereafter. If the number of gallons of ethanol actually produced by a plant is less than 82.5 Mmgy, the minimum commission will be the deficiency multiplied by the average selling price of our ethanol during such period, multiplied by 1%. If the number of tons of distillers grain produced is less than 247,500 tons, the minimum commission will be equal to the sum of the deficiency applicable to dry distillers grain multiplied by $2.00 per ton and the deficiency applicable to wet distillers grain multiplied by $3.00 per ton. The deficiency volume applicable to dry and wet distillers grain will be determined based on the ratio of dry products to wet products produced at the relevant plant during the applicable year.

Summary of critical accounting policies

The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to these financial statements is a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

The accounting estimates and assumptions discussed in this section are those that involve significant judgments and the most uncertainty. Changes in these estimates or assumptions could materially affect our financial position and results of operations and are therefore important to an understanding of our consolidated financial statements.

Recoverability of property, plant and equipment

We are in the process of making a significant investment in property, plant and equipment and will continue to make significant investments over the next several years. We are currently developing three ethanol production facilities. Two facilities are under construction, and we have acquired land options and are permitting the property on which up to four additional plants may be constructed. We evaluate the recoverability of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

Management must exercise judgment in assessing whether or not circumstances require a formal evaluation of the recoverability of our property, plant and equipment. If an impairment test is required, management must estimate future sales volume, prices, inflation and capital spending, among other factors. These estimates involve inherent uncertainties, and the measurement of the recoverability of the cost of our property, plant and equipment is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. Certain of the operating assumptions will be particularly sensitive to the development of the ethanol industry.

We have not recognized an impairment loss on any of our property, plant and equipment from our inception through June 30, 2007.

Share-based compensation

We account for the exchanges of equity instruments for employee services in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments (‘‘SFAS 123R’’). For the period from inception of the LLC to December 31, 2006, we issued

425,000 Class M units, 2,103,118 Class C units and 676,039 Class D units to our founding members and key employees and recorded compensation expense of $6,094,600. During the first quarter of 2007, we issued 85,000 Class C Units and 30,000 Class D Units to two officers and recorded compensation expense of $588,000. During the second quarter of 2007, we issued 27,507 Class C Units and 7,503 Class D Units to certain officers and employees and recorded compensation expense of $267,100. An additional $33,400 of compensation expense related to stock options and restricted grants was recorded during the second quarter. Other than the Units issued in the second quarter of 2007 and the expenses associated with the stock options and restricted stock grants, compensation expense was determined based on the estimated fair value of the Class M, C and D Units at the date of grant. The non-contemporaneous valuation of the membership units required an estimation of the fair value of the company’s total invested capital at each date the membership units were awarded to management. These estimates of the fair value of the company’s total invested capital were made by discounting projected cash flows through December 2014. These cash flows were based on estimates made by management of future sales volume, prices, inflation and capital spending requirements. The rates used to discount the cash flows at each valuation date were based on a projected weighted average cost of capital. The projected weighted average cost of capital required estimates of the required rates of return on equity and debt and projections of our capital structure. Once the fair value of the total invested capital at each valuation date was determined, it was allocated among our debt and equity holders through a series of call options. The Black-Scholes option pricing model was used to value these call options. The key assumptions used in the Black-Scholes calculation were the expected time to a liquidity event, the implied volatilities of comparable companies and the risk-free rate of return during the expected term of the options.

The amount of compensation expense recorded as a result of the issuance of equity membership units to members of management involved a significant number of estimates. Due to the uncertainties inherent in these estimates, the accuracy of the amount of compensation expense recorded is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to the company’s future operating performance and our ability to raise debt and additional equity. Certain of the operating assumptions will be particularly sensitive to the development of the ethanol industry and the attractiveness of ethanol companies to the capital markets.

Inflation

Due to our lack of operating history, inflation has not yet affected our operating results. However, construction costs, costs of goods sold, taxes, repairs, maintenance and insurance are all subject to inflationary pressures and could adversely affect our ability to construct our planned ethanol production facilities, our ability to maintain our facilities adequately once built and our business and results of operations.

Forward-looking statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (‘‘SEC’’), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as ethanol.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk factors’’ and ‘‘Management’s discussion and analysis of financial condition and results of operations’’ in this Form 10-Q and in our Registration Statement on Form S-1.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or in the Registration Statement on Form S-1 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We will be subject to significant risks relating to the prices of four commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grain, our principal products. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws and regulations. Distillers grain prices tend to be influenced by the prices of alternative animal feeds. However, in the short to intermediate term, logistical issues may have a significant impact on ethanol prices. In addition, the anticipated sharp increase in distillers grain production as new ethanol plants become operational could significantly depress its price.

Higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. We estimate that corn will represent approximately 63% of our operating costs. Over the period from May 1997 through May 2007, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.83 per bushel in July 2000 to a high of $4.48 per bushel in February 2007, with prices averaging $2.44 per bushel during this period. As of June 29, 2007, the CBOT spot price of corn was $3.17 per bushel.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. We estimate that natural gas will represent approximately 15% of our operating costs. The price of natural gas over the period from May 1997 through May 2007, based on the NYMEX daily futures data, has ranged from a low of $1.66 per Mmbtu in February 1999 to a high of $15.36 per Mmbtu in December 2005, averaging $4.92 per Mmbtu during this period. As of June 29, 2007, the NYMEX spot price of natural gas was $6.36 per Mmbtu.

To reduce the risks implicit in price fluctuations of the four principal commodities we will use or sell and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. It is unlikely that we will enter into material commodity hedging until production at our plants begins or is imminent. Thereafter, we currently anticipate hedging between 40% and 80% of our commodity price exposure on a rolling 12 to 36 month basis. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill’s risk management and futures advisory services and utilize its trading capabilities. It should be recognized that while there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grain currently exists. Consequently, our hedging of ethanol and distillers grain may be limited by the market.

We believe that managing our commodity price exposure will reduce the volatility implicit in a commodity-based business. However, it will also tend to reduce our ability to benefit from favorable commodity price changes. Finally, hedging arrangements expose us to risk of financial loss if the counterparty defaults. Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated.

We will be subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings will bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. As of June 30, 2007, we had borrowed $5.0 million under our bank facility and $50.0 million under our subordinated loan agreement. Consequently, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $50,000 on our annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s ‘‘disclosure controls and procedures,’’ as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

Internal Control over Financial Reporting

In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter, the Company implemented an integrated accounting and financial reporting system and hired a Controller.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could affect the Company’s business, future performance or financial condition. These risks include the following:

Risks relating to our business and industry

•	We do not have an operating history and our business may not succeed.

•	We may not be able to implement our strategy as planned or at all.

•	We may encounter unanticipated difficulties in constructing our plants. We are dependent on TIC and its partner Delta-T, and delays, defaults or non-performance by TIC or Delta-T could adversely affect us.

•	We may not be able to secure sites for future plants.

•	We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our facilities as planned.

•	We may be unable to secure construction services or supplies for our additional plants under development and evaluation on acceptable terms.

•	We may be unable to reach definitive agreements relating to the construction of and/or the technology to be used in our proposed future plants.

•	We may not be able to obtain the financing necessary to complete construction of our plants under development or to complete future acquisitions.

•	Competition for qualified personnel in the ethanol industry is intense, and we may not be able to hire and retain qualified personnel to operate our ethanol plants.

•	Delays and defects may cause our costs to increase to levels that would make our new facilities too expensive to construct or unprofitable.

•	Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grain could adversely affect our business.

•	Increased acceptance of ethanol as a fuel and construction of additional ethanol production plants could lead to shortages of availability and increases in the price of corn.

•	We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

•	We will be dependent on our commercial relationship with Cargill and will be subject to various risks associated with this relationship.

•	Our operating results may suffer if Cargill does not perform its obligations under our contracts.

•	Cargill may terminate the marketing and supply agreements relating to each of our Wood River and Fairmont plants if provisional acceptance of the plants does not occur by December 31, 2009.

•	Cargill may terminate its arrangements with us in the event that certain parties acquire 30% or more of our common stock or the power to elect a majority of the Board.

•	If we do not meet certain quality and quantity standards under our marketing agreements with Cargill, our results of operations may be adversely affected.

•	We will be subject to certain risks associated with Cargill’s ethanol marketing pool in which we will participate.

•	We are subject to certain risks associated with our corn supply agreements with Cargill.

•	Cargill has commercial relationships with other ethanol producers, including at least one of our competitors, and has announced plans to develop four 100 Mmgy ethanol plants in the Midwestern United States. Cargill may favor its own interests or those of its other business partners over ours.

•	We may not be able to reach definitive agreements with Cargill with respect to our additional plants under development.

•	New, more energy-efficient technologies for producing ethanol could displace corn-based ethanol and materially harm our results of operations and financial condition.

•	We expect to incur a significant amount of indebtedness to construct our facilities, a substantial portion of which will be secured by our assets.

•	Our substantial indebtedness could have important consequences by adversely affecting our financial position.

•	We are subject to risks associated with our existing debt arrangements.

•	Our future debt facilities will likely be secured by substantially all our assets.

•	Our profit margins may be adversely affected by fluctuations in the selling price and production cost of gasoline.

•	Any facility that we complete may not operate as planned. A disruption in our operations could result in a reduction of sales volume and could cause us to incur substantial losses.

•	Our business will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially.

•	Our business will be highly sensitive to corn prices, and we generally cannot pass along increases in corn prices to our customers.

•	The price spread between ethanol and corn can vary significantly.

•	The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

•	Our results may be adversely affected by hedging transactions and other strategies.

•	We may not be able to compete effectively.

•	Growth in the sale and distribution of ethanol depends on changes to and expansion of related infrastructure which may not occur on a timely basis, if at all.

•	Transportation delays, including as a result of disruptions to infrastructure, could adversely affect our operations.

•	Disruptions in the supply of oil or natural gas could materially harm our business.

•	Our business may be influenced by seasonal fluctuations.

•	The price of distillers grain is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grain.

•	Our financial results may be adversely affected by potential future acquisitions or sales of our plants, which could divert the attention of key personnel, disrupt our business and dilute stockholder value.

•	The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

•	The elimination of, or any significant reduction in, the blenders’ credit could have a material impact on our results of operations and financial position.

•	The elimination of or significant changes to the Freedom to Farm Act could reduce corn supplies.

•	Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.

•	The effect of the Renewable Fuels Standard in the recent Energy Policy Act is uncertain.

•	We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

Risks relating to our organizational structure

•	Our only material asset is our interest in BioFuel Energy, LLC, and we are accordingly dependent upon distributions from BioFuel Energy, LLC to pay dividends, taxes and other expenses.

•	We will be required to pay our historical LLC equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership interests for shares of our common stock.

Risks relating to the ownership of our common stock

•	The price of our common stock may be volatile.

•	Our historical equity investors, including some of our officers and Directors, will exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

•	We do not intend to pay dividends on our common stock.

•	Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

•	Management and our auditors have identified material weaknesses in the design or operation of our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

•	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

A complete description of these risk factors appears in our Registration Statement on Form S-1 relating to our initial public offering. Those risk factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or in the Registration Statement on Form S-1 relating to the Company’s initial public offering occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering, our Registration Statement on Form S-1 (Registration No. 333-139203) became effective on June 14, 2007. Pursuant to the Registration Statement, we registered 6,037,500 shares at a proposed maximum offering price per share of $10.50 for a total maximum aggregate offering price of $63,393,750. The initial public offering was completed on June 19, 2007. We sold an aggregate of 5,250,000 shares of common stock at $10.50 per share in our initial public offering. The underwriters for the offering were J.P. Morgan Securities Inc., Citigroup Global Markets Inc., A.G. Edwards & Sons, Inc., Bear, Stearns & Co. Inc., and Cowen and Company, LLC. We sold an additional 787,500 shares of common stock at $10.50 per share pursuant to the exercise of the underwriters’ over-allotment option on July 12, 2007.

Concurrently with the initial public offering, the Company also sold 4,250,000 shares of common stock to certain pre-existing stockholders in a private placement. Entities affiliated with Greenlight, Inc. (Greenlight Capital L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd, and Greenlight Reinsurance, Ltd.), entities affiliated with Third Point funds (Third Point Partners LP, Third Point Partners Qualified LP, Third Point Offshore Fund Ltd. and Third Point Ultra Ltd.) and Thomas J. Edelman purchased 2,500,000, 1,250,000 and 500,000 shares of our common stock, respectively, at a price per share equal to the initial public offering price. The securities were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

The Company received total proceeds from the public offering, including the exercise of the over-allotment option and the concurrent private placement of $103.6 million, after deduction of underwriting discounts and commissions of $4.4 million. Other expenses payable by the Company related to the initial public offering and the concurrent private placement were approximately $2.7 million.

We expect that the net proceeds will ultimately be used to fund the equity portion of the construction costs of a third plant. However, prior to the time funds are required for this plant, we may use them to repay subordinated debt or defer borrowings under our bank construction loans for the Wood River and Fairmont plants. We have used $30.0 million of the net proceeds to repay outstanding subordinated debt.

None of the foregoing payments were to our directors or officers, or their associates, or to our affiliates or persons owning ten percent or more of our common stock.

Immediately prior to the consummation of the offering and the concurrent private placement, the LLC amended and restated its limited liability company agreement to replace the various classes of its existing membership interests with a single class of membership interests. As part of the amendment and restatement of the limited liability company agreement, BioFuel Energy Corp. became the sole managing member of the LLC. Our historical LLC equity investors and BioFuel Energy Corp. exchanged their existing membership interests in the LLC for new membership interests in amounts determined in accordance with the old limited liability company agreement and based on the initial public offering price of our shares of common stock issued in the offering and the concurrent private placement. BioFuel Energy Corp. issued to each historical LLC equity investor shares of our Class B common stock, which will entitle each holder to a number of votes that is equal to the total number of shares of common stock issuable upon exchange of all of such holder’s membership interests in the LLC. For a detailed description of this recapitalization transaction, please refer to our Registration Statement on Form S-1 under ‘‘Organizational structure.’’

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

The Company announced that effective August 31, 2007, Eric D. Streisand, the Company’s Vice President – Corporate Development, would be leaving the Company to pursue other business opportunities. The Company and Mr. Streisand have entered into a consulting agreement to facilitate an orderly transition of his duties.

ITEM 6.    EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUEL ENERGY CORP.
Date August 14, 2007	/s/ David J. Kornder
David J. Kornder
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007.
10.2	Registration Rights Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007.
10.3	Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007.
10.4	Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007.
10.5	Separation, Consulting and Mutual Release Agreement between the Company and Eric D. Streisand dated August 9, 2007.
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).