Form 10-Q
period 2007-09-30
BioFuel Energy Corp.
filed 2007-11-08
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Number of shares of common stock outstanding as of November 7, 2007: 15,270,162, exclusive of 59,442 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with generally accepted accounting principles.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s registration statement on Form S-1 (filed on June 13, 2007).

BioFuel Energy Corp.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$60,297,759	$27,238,517
Prepaid expenses	285,162	469,298
Total current assets	60,582,921	27,707,815
Property, plant and equipment
Land and improvements	6,397,221	5,166,263
Construction in progress	234,256,375	77,644,044
Furniture and fixtures	383,637	87,381
	241,037,233	82,897,688
Accumulated depreciation	(49,520)	(5,275)
Total	240,987,713	82,892,413
Restricted cash	2,155,086	—
Debt issuance costs, net	9,049,749	9,404,273
Deferred offering costs	—	1,469,638
Other assets	105,699	7,273
Total assets	$312,881,168	$121,481,412

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,934,578	$17,410,701
Construction retainage	10,066,985	—
Accrued legal fees	—	1,761,515
Current portion of long-term debt	960,000	—
Current portion of tax increment financing	222,249	—
Other	650,251	646,186
Total current liabilities	28,834,063	19,818,402
Construction retainage	—	3,017,087
Long-term debt, net of current portion	83,040,000	—
Tax increment financing, net of current portion	5,828,521	—
Hedging liability	172,104	—
Deferred compensation	30,102	—
Total liabilities	117,904,790	22,835,489
Minority interest	71,923,542	74,026,510
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 100.0 million shares authorized and 5,042,104 shares outstanding at December 31, 2006 and 15,329,604 shares outstanding at September 30, 2007	153,296	50,421
Class B common stock, $0.01 par value; no shares authorized or outstanding at December 31, 2006; and 50.0 million shares authorized and 17,957,896 shares outstanding at September 30, 2007	179,579	—
Additional paid-in capital	127,962,080	26,902,614
Accumulated other comprehensive loss	(172,104)	—
Deficit accumulated during development stage	(5,070,015)	(2,333,622)
Total stockholders’ equity	123,052,836	24,619,413
Total liabilities and stockholders’ equity	$312,881,168	$121,481,412

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statement of Loss

(Unaudited)

	Three	Nine	From Inception on	From Inception on
	Months Ended,	Months Ended,	April 11, 2006 through	April 11, 2006 through
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007

General and administrative expenses:
Compensation expense	$1,394,894	$4,010,783	$7,250,477	$11,723,154
Other	1,249,190	2,558,491	918,817	4,008,738
Interest income	(854,680)	(1,067,971)	(2,537)	(1,079,283)
Minority interest in loss of BioFuel Energy, LLC	(821,536)	(4,092,267)	(5,834,225)	(10,909,951)
Net loss	967,868	1,409,036	2,332,532	3,742,658

Beneficial conversion charge	—	1,327,357	—	1,327,357

Net loss to common shareholders	$967,868	$2,736,393	$2,332,532	$5,070,015

Loss per share - basic and diluted	$0.06	$0.30	$0.46	$0.72

Weighted average shares outstanding
Basic	15,235,446	9,068,798	5,042,104	7,085,389
Diluted	15,235,446	9,068,798	5,042,104	7,085,389

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

From Inception on April 11, 2006 through December 31, 2006 and the Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at inception	$—	$—	$—	$—	$—	$—

Sale of common stock	50,421	—	26,902,614	—	—	26,953,035
Net loss	—	—	—	(2,333,622)	—	(2,333,622)
Balance at December 31, 2006	50,421	—	26,902,614	(2,333,622)	—	24,619,413

Sale of common stock, net of expenses	102,875	—	100,744,644	—	—	100,847,519
Stock based compensation	—	—	301,316	—	—	301,316
Issuance of Class B common shares	—	179,579	(179,579)	—	—	—
Issuance of LLC units to management	—	—	193,084	—	—	193,084
Beneficial conversion charge	—	—	—	(1,327,357)	—	(1,327,357)
Net loss	—	—	—	(1,409,036)	—	(1,409,036)
Unrealized loss on hedging activities	—	—	—	—	(172,104)	(172,104)
Balance at September 30, 2007	$153,296	$179,579	$127,962,080	$(5,070,015)	$(172,104)	$123,052,836

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine	From Inception on	From Inception on
	Months Ended,	April 11, 2006 through	April 11, 2006 through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities
Net loss	$(1,409,036)	$(2,332,532)	$(3,742,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(4,092,267)	(5,834,225)	(10,909,951)
Share based compensation expense	1,156,342	6,094,615	7,250,956
Depreciation	44,245	—	49,520
Other	—	42,281	42,281
Changes in operating assets and liabilities, excluding the effects of acquisitions
Decrease (increase) in prepaid expenses	356,586	(556,193)	(112,712)
Increase in accounts payable	38,855	771,303	187,399
Increase (decrease) in accrued legal fees	(144,407)	—	(137,567)
Increase (decrease) in other current liabilities	(84,107)	200,493	21,706
Increase in other assets and liabilities	(68,323)	—	(75,595)
Net cash used in operating activities	(4,202,112)	(1,614,258)	(7,426,621)

Cash flows from investing activities
Capital expenditures	(147,862,134)	(50,477,667)	(206,515,484)
Increase in restricted cash	(2,155,086)	—	(2,155,086)
Cash paid for acquisition, net of cash acquired	—	(1,500,000)	(1,500,000)
Net cash used in investing activities	(150,017,220)	(51,977,667)	(210,170,570)

Cash flows from financing activities
Proceeds from sale of common stock	103,581,188	26,953,040	130,534,223
Proceeds of minority members of BioFuel Energy, LLC	—	75,170,644	75,170,649
Proceeds from issuance of debt	114,000,000	—	114,000,000
Repayment of debt	(30,000,000)	—	(30,000,000)
Proceeds from tax increment financing	6,050,770	—	6,050,770
Deferred offering costs	(2,512,806)	(190,720)	(2,924,388)
Debt issuance costs	(3,840,578)	(7,893,753)	(12,944,762)
Payments to predecessor owners	—	(1,991,542)	(1,991,542)
Net cash provided by financing activities	187,278,574	92,047,669	277,894,950
Net increase in cash and equivalents	33,059,242	38,455,744	60,297,759
Cash and equivalents, beginning of period	27,238,517	—	—

Cash and equivalents, end of period	$60,297,759	$38,455,744	$60,297,759

Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$23,747,787	$5,558,173	$26,764,874
Non-cash additions to debt and deferred offering costs	70,120	2,468,426	70,120

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp. (a development stage company)

Notes to Consolidated Unaudited Financial Statements

1.              Organization and Nature of Business

We are a development stage company whose goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 million gallons per year (“Mmgy”) ethanol plants in the Midwestern corn belt. At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities. Four similar sites are being evaluated in anticipation of the possible construction of additional plants. All six sites were selected primarily based on access to favorably priced corn as well as availability of rail transportation and natural gas. While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill will handle corn procurement, marketing of ethanol and distillers grain and transportation logistics for our two initial plants under long-term contracts. In addition, they will lease us their adjacent grain storage and handling facilities.

The Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”) plants are currently under construction and should be operational late in the first quarter of 2008.  We had planned to begin construction of a third plant.  However, plans to begin construction on a third plant have been delayed due to conditions within the ethanol industry, primarily high corn prices, low ethanol prices, and high construction costs.  We will continue to evaluate the attractiveness of initiating construction of additional plants.  Sites in Alta, Iowa; Gilman, Illinois; Atchison, Kansas and Litchfield, Illinois have been selected as the locations for possible additional plants.  Land has been optioned and permit filings have begun at each of these sites.

BioFuel Energy Corp. (the “Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “Operating Company”), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States.  Prior to its initial public offering, the Company had purchased 28.9% of the Class A Units of the Operating Company.  The Company’s headquarters are located in Denver, Colorado.

On June 19, 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders at a gross per share price of $10.50 (the “offering”).  The Company received approximately $93.2 million in net proceeds from this offering and private placement, after expenses.  All net proceeds from the offering were transferred to the Operating Company as contributed capital subsequent to the offering. At September 30, 2007, the Company owned 46.1% of the Operating Company units. Immediately following the initial public offering, there were 14,542,104 shares of common stock issued and outstanding. The Company also had 17,957,896 shares of Class B common stock issued and outstanding. These shares are held by the historical equity investors of the Operating Company, who also hold 17,957,896 membership interests in the Operating Company that when combined with the Class B Shares can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership interests.

In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock.  The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company.  With these proceeds, combined with the proceeds from the 5,250,000 shares sold to the public and 4,250,000 shares sold simultaneously to the Company’s three largest pre-existing shareholders, the Company retired $30.0 million of its subordinated debt, leaving $20.0 million outstanding.

Prior to the initial public offering, the Company had 1,000 shares of common stock issued and outstanding.  In conjunction with the offering, a 5,042.104 to 1 stock split was effected with respect to its outstanding common stock.  The Company’s historical financial statements have been adjusted to reflect this split.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, Consolidation of Variable Interest Entities (“FIN 46R”), applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiaries. The Company has determined that the Operating Company is a variable interest entity.  Pursuant to FIN 46R, the Company has assessed its investment in the Operating Company and has determined that it is the primary beneficiary. The Company has therefore consolidated the Operating Company effective May 1, 2006.

The aggregate size of the Operating Company at December 31, 2006 and September 30, 2007 was approximately $121.5 million and $312.9 million, respectively, which are the carrying amounts of the consolidated assets recorded on the consolidated balance sheet of the Company that are collateral for the Operating Company’s obligations. The beneficial interests of the Operating Company are payable solely from the cash flows of the assets held by the Operating Company.

Since its inception, the Operating Company’s operations have primarily involved arranging financing for and initiating construction of its first two ethanol plants in Wood River and Fairmont and development work on additional ethanol plant sites.  The Operating Company is considered development stage as it has not commenced production of ethanol, hired a full complement of personnel or generated revenues.  Until ethanol production begins in early 2008, the Operating Company will remain dependent on external financing to execute its business plan.

The Company is also considered development stage as its only asset is its investment in the Operating Company.

2.              Summary of Significant Accounting Policies

The financial statements include the Company and the Operating Company and its subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures in the accompanying notes.  Actual results could differ from those estimates.

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.

Restricted cash is comprised of funds held in a certificate of deposit with an original maturity greater than one year.  This certificate of deposit has been pledged as collateral supporting a letter of credit.

Property, plant and equipment, which primarily consists of land and construction in progress, are recorded at cost.  All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized.  Costs not directly related to a site or plants are expensed.  At September 30, 2007 and December 31, 2006, accounts payable included approximately $16.7 million and $17.1 million, respectively, related to the Company’s construction activities.  Depreciation expense relates to furniture and fixtures which are being depreciated over 3-10 years.  Land improvements will be depreciated over 20-30 years.  Construction in progress will be categorized as individual assets and depreciated over 5-25 years.  The Company will begin depreciation of land improvements and its plant assets once the plants become operational.

The Company capitalizes interest and the amortization of debt issuance costs during the period of construction as part of the cost of constructed assets.  Interest and debt issuance costs capitalized for the three months and nine months ended September 30, 2007, and the period from inception through September 30, 2007 totaled $5,029,000, $7,807,000, and $8,426,000, respectively.

Debt issuance costs represent costs incurred related to the Company’s senior and subordinated credit agreements.  These costs are being amortized over the term of the related debt using the effective interest method.

The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable.   Recoverability is measured by comparing carrying value of an asset with estimated undiscounted future cash flows.  If carrying value exceeds such cash flows, an impairment charge is recognized equal to the amount by which carrying value exceeds fair market value.  No impairment has occurred to date.

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  As of December 31, 2006 and September 30, 2007, the Company had not incurred any significant asset retirement obligations.

Deferred offering costs represent costs incurred related to the Company’s initial public offering.  These costs were charged against the proceeds of the initial public offering in June 2007.

Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “hedging assets,” or “hedging liabilities.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments are reported in current period earnings.

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payments (“SFAS 123R”).  The expense associated with these awards is based on fair value at grant and recognized in the financial statements over the requisite service period, if any.

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  As the Company has incurred a loss since its inception and expects to continue to incur losses until its plants become operational, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations as of September 30, 2007 and for the three month and nine month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the period from April 11, 2006 (inception) to December 31, 2006.

3.              Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for the first fiscal year beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently expect SFAS 157 to have a material impact on its consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 will be effective for the Company on January 1, 2008.  The Company has not assessed the impact of SFAS 159 on its consolidated results of operations, cash flows or financial position.

4.              Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.  As the Company incurred a net loss for all periods reported, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company’s loss per share.  As such, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares, including the potentially dilutive shares that were excluded from the computation of diluted weighted average shares outstanding follows:

	Three	Nine	From Inception on
	Months Ended,	Months Ended,	April 11, 2006 through
	September 30, 2007	September 30, 2007	September 30, 2007
Weighted average common shares outstanding - basic	15,235,446	9,068,798	7,085,389

Potentially dilutive common stock equivalents
Class B common shares	17,957,896	7,170,002	3,638,310
Restricted stock	101,381	38,596	19,585
Stock options	701	1,178	239
	18,059,978	7,209,776	3,658,134
Weighted average common shares outstanding - potentially diluted	33,295,424	16,278,574	10,743,523

Less anti-dilutive common stock equivalents	(18,059,978)	(7,209,776)	(3,658,134)

Weighted average common shares outstanding - diluted	15,235,446	9,068,798	7,085,389

5.  BioFuel Solutions, LLC

BioFuel Solutions, LLC, a Delaware limited liability company (the “Predecessor Company”), was the predecessor company to the Operating Company.  The Predecessor Company became a wholly-owned subsidiary of the Operating Company on September 25, 2006 as a result of two transactions.

In August 2006, the Operating Company acquired a 30% interest in the Predecessor Company for $1,500,000 and 100,000 Class A Units.  The Operating Company accounted for this acquisition at fair value.  For the period from August 4, 2006 to September 25, 2006, the Operating Company accounted for this investment under the equity method of accounting.  The operating results of the Predecessor Company for this period were insignificant.

On September 25, 2006, certain founders of the Operating Company conveyed the remaining 70% interest in the Predecessor Company to the Operating Company in exchange for cash of $1,750,000 and 467,500 Class C and 180,833 Class D Units of the Operating Company.  As founders and continuing members of executive management, the 70% contribution of the Predecessor Company by the individuals has been recorded at carryover basis and a distribution of equity for the cash received in accordance with Staff Accounting Bulletin Topic 5G, Transfers of Nonmonetary Assets by Promoters or Shareholders.

6.              Minority Interest

Minority interest consists of equity issued to members of the Operating Company. Under its original LLC agreement, the Operating Company was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units.  Class M, C and D Units were considered “profits interests” for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the Operating Company’s equity units were converted to one class of Operating Company equity upon the Company’s initial public offering in June 2007.  As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company.  Each newly issued unit of LLC equity (17,957,896 units) is exchangeable at the holder’s option into one share of Company common stock. The Operating Company may make distributions to members as determined by the Company.

In May 2006, a private placement of 9,175,000 Class A Units in exchange for cash and commitments of $91,750,000 was completed.  In June 2006, an additional 157,500 Class A Units were issued in exchange for cash and commitments of $1,575,000.  In August 2006, 25,000 Class A Units were issued by the Operating Company and 75,000 Class A Units were transferred by a founder in connection with the purchase of 30% of the Predecessor Company.   With the exception of the 25,000 newly issued units in connection with the Predecessor Company acquisition, all Class A Units were fully-paid for in cash.

In September 2006, 950,000 Class B Units were issued to Cargill for $8,798,684 of cash plus an in-kind contribution of $701,316, representing actual expenses incurred by Cargill through that date related to the Wood River and Fairmont plants.  Of this amount, $544,219 was recorded as land, $106,256 as debt issuance costs and $50,841 as general and administrative expense.

Prior to its initial public offering, the Company owned 28.9% of the Class A Units of the Operating Company.  Subsequent to the offering and at September 30, 2007, the Company owns 46.1% of the Operating Company units.   The minority interest ownership will continue to be reported until all Class B common shares have been exchanged into the Company’s common stock.

.

7.  Long-Term Debt

The following table summarizes long-term debt:

	September 30, 2007	December 31, 2006

Senior debt	$64,000,000	$—
Subordinated debt	20,000,000	—
	84,000,000	—
Less current portion	(960,000)	—
Total	$83,040,000	$—

In September 2006, the Operating Company, through its subsidiaries, entered into a $230,000,000 Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans upon completion of the plants.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum annual rate of 6% of principal plus a percentage of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit.  No amounts have been borrowed as of September 30, 2007 under the working capital loans.  The working capital loans mature in September 2010.  Interest rates on Senior Debt (construction loans and working capital loans) will, at management’s option, be set at: i)  a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest is payable quarterly. The average interest rate in effect on the bank borrowings at September 30, 2007 was 8.28%.

While we have commenced borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and provision of engineers’ reports satisfactory to the lenders.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  Senior Debt includes certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont projects, the project agreements or the budgets relating to them.  The Senior Debt contains customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the Operating Company or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.  No such events of default have occurred.

 A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $7.9 million ($6.9 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at September 30, 2007.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

In September 2006, the Operating Company entered into a subordinated debt agreement with certain Class A unitholders providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate.  The Subordinated Debt is secured by the equity of the subsidiaries of the Operating Company owning the Wood River and Fairmont plant sites and guaranteed by those subsidiaries on a subordinated basis.  The Subordinated Debt may be prepaid at any time in whole or in part without penalty.

Debt issuance fees and expenses of approximately $5.5 million ($2.0 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2007.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement.  All $50.0 million under the subordinated debt agreement was borrowed in the first six months of 2007.  Once the funds have been borrowed and repaid they cannot be re-borrowed.  During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with offering proceeds, leaving $20.0 million of subordinated debt outstanding.  This resulted in additional amortization of deferred fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

Effective September 28, 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The change in fair value of this swap ($172,100) has been recorded as a hedging liability and in accumulated other comprehensive income on the balance sheet at September 30, 2007.

8.  Tax Increment Financing

In February 2007, the subsidiary of the Operating Company constructing the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The proceeds have been recorded as a liability and will be reduced as the Operating Company remits property taxes to the City of Wood River beginning in 2008 when the plant becomes operational, and continuing for approximately 13 years.

The Operating Company has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

9.  Stock-Based Compensation Plans and Payments

The following table summarizes the stock based compensation recorded by the Company:

	Three Months	Nine Months	From Inception	From Inception
	Ended,	Ended,	April 11, 2006 to	April 11, 2006 to
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
LLC units issued to management	$—	$855,026	$4,759,586	$6,949,641
Stock options	155,488	174,418	—	174,418
Restricted stock	112,372	126,897	—	126,897
Total	$267,860	$1,156,341	$4,759,586	$7,250,956

                In May and June 2006, the Operating Company issued 425,000 Class M Units to its founders.  These units vested upon issuance.   Compensation expense of $1,062,750 was recorded in connection with the issuance of these units.  Between May and December 2006, a total of 2,103,118 Class C and 676,039 Class D Units were issued to the Operating Company’s founders and certain key employees.  These units vested upon issuance and compensation expense of $5,031,865 was recorded.  In February 2007, 85,000 Class C Units and 30,000 Class D Units were issued to two officers.  These units vested upon issuance and compensation expense of $587,950 was recorded.  In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees.  These units vested upon issuance and compensation expense of $267,076 was recorded.  Other than for the units issued in April 2007, compensation expense was determined based on the estimated fair value of the Class M, C and D Units at the date of grant.  The Operating Company considered the methodology outlined by the American Institute of Certified Public Accountants in its practice aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation.  This methodology included:

•                  Estimating the fair value of the Operating Company at dates approximating the dates units were awarded by discounting estimated cash flows.

•                  Allocating the Operating Company’s fair value to its debt and equity holders through a series of call options on the Operating Company’s value.

•                  Determining the portion of the Operating Company’s value specifically attributed to the Class M, C and D Units.

•                  Discounting the cash flows for lack of marketability to reflect restrictions inherent on the sale of the Class M, C and D Units. The discount rates used for lack of marketability ranged from 32% to 19%.

As part of the valuation, the Black-Scholes option pricing model was used to estimate the value of the call options on the Operating Company’s value.  The assumptions listed below were made in applying this option pricing model.

•                  The underlying security price for the options was assumed to be the Operating Company’s value as determined by discounting its cash flow.

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

•                  Risk-free rates were based on U.S. Treasury Strips which corresponded with the assumed terms of the options and ranged from 5.0% to 4.5%.

Compensation expense for the 35,010 units issued in April 2007 was determined by applying a market risk factor to the Company’s initial offering price of $10.50 per share and multiplying this amount by the equivalent shares as would be received upon exchange.

                In conjunction with the initial public offering and concurrent private placement, the Operating Company recorded a beneficial conversion charge of $4.6 million, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company’s 28% ownership interest in the Operating Company prior to the public offering).  The intrinsic value of the beneficial conversion charge was calculated as $11.9 million, however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”).  The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity related awards.  The 2007 Plan is currently administered by the entire Board of Directors and will be administered by the compensation committee of our Board of Directors upon formation.  Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term of the Plan is for ten years, expiring in June 2017.

Stock Options — Except as otherwise directed by the compensation committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date.  Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date.  Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. The Company granted 370,950 stock options under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering, with a per-share exercise price equal to the initial public offering price. An additional 5,000 options were granted to a new independent director upon appointment in September 2007.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the nine month period ended September 30, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  The expected option term is calculated using the “simplified” method permitted by SAB 107.

Expected stock price volatility	58%
Expected life (in years)	4.0
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Expected forfeiture rate	0.0%
Weighted average fair value	$5.15

A summary of the status of outstanding stock options at September 30, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2007	—	$—	—
Granted	375,950	10.45	4.7
Exercised	—	—	—
Forfeited	(48,000)	10.50	—
Options outstanding, September 30, 2007	327,950	$10.45	4.7	$1,513,454

Options exercisable, September 30, 2007	—	$—	—

                Restricted Stock -   The Company granted 100,810 shares of restricted stock under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering.  The restricted share awards granted to certain of our employees totaled 78,310 shares and will vest 25% per year on each of the first four anniversaries of the grant date. The restricted share awards granted to certain of our non-employee Directors totaled 22,500 shares and will vest 100% on the first anniversary of the grant date.  An additional 2,500 restricted shares were granted to a new independent director upon appointment in September 2007.

A summary of the status of restricted stock activity at September 30, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2007	—	$—
Granted	103,310	10.42
Vested	—	—
Cancelled or expired	—	—
Restricted stock outstanding, September 30, 2007	103,310	$10.42	$949,184

Restricted stock vested, September 30, 2007	—	$—

In accordance with SFAS 123(R), the Company recorded $267,900 and $301,300 of non-cash compensation expense during the three months and nine months ended September 30, 2007 relating to the grant of stock options and restricted stock.  Compensation expense was determined based on the fair value of each award type at the grant date and recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over the applicable vesting periods of 3 years and 4 years for the options and restricted stock, respectively. After considering the stock option and restricted stock awards issued, net of forfeitures, the Company has 2,568,740 shares of common stock available for future grant under our 2007 Plan.

10.  Income Taxes

The Company has no income tax provision (benefit) for the period from inception through December 31, 2006, and the three and nine month periods ended September 30, 2007.  At September 30, 2007 and December 31, 2006, the Company had deferred tax assets of $1,221,000 and $855,000, respectively, related to the difference between the book and tax basis of its investment in the Operating Company and has provided valuation allowances for the full amount of these deferred tax assets since it has no history of generating taxable income.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months	Nine Months	From Inception	From Inception
	Ended,	Ended,	April 11, 2006 to	April 11, 2006 to
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

11.  Management Members and Affiliates Share Ownership

                At the time of formation of the Operating Company, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. (“Greenlight”) and Third Point LLC (“Third Point”). Certain management members and affiliates of Greenlight and Third Point agreed to exchange Operating Company membership interests, shares of common stock or cash at a future date, referred to as the “true-up date”, depending on the Company’s performance. This provision functions by providing management with additional value if the Company’s value improves and by reducing management’s interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point.  In particular, if the value of the Company increases from the time of the initial public offering to the “true-up date”, the management members will be entitled to receive Operating Company membership interests, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the “true-up date” or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive Operating Company membership interests or shares of common stock from the management members.

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the Operating Company, and (2) five years from the date of the initial public offering. On the “true-up date”, the Operating Company’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or Operating Company membership interests exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of Operating Company membership interests held by the management members at the time of the offering is greater than the number of membership interests the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their Operating Company membership interests or an equivalent number of shares of common stock. Conversely, if the number of Operating Company membership interests the management members held at the time of the offering is less than the number of membership interests the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their Operating Company membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership interests in the Operating Company, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Edelman may be required to deliver up to 100% of his membership interests, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up.  As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point.

12.   Employee Benefit Plans

401(k) Plan

The Operating Company sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the Operating Company are discretionary and totaled $60,800 in the fourth quarter of 2006.  There were no contributions made to the plan during the nine months ended September 30, 2006 and 2007.

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its compensation committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants have the ability to direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant has the right to request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  Approximately $27,600 of employee deferrals were contributed to the plan and $2,500 earned on these investment in the first nine months of 2007 and have been recorded as Other assets and Deferred compensation liabilities on the consolidated balance sheet at September 30, 2007.  There were no deferrals in 2006.

13.  Commitments and Contingencies

In September 2006, the Operating Company, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party.  Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years from the date the plants become operational.  Minimum annual payments under each lease are $800,000 so long as the associated corn supply agreements with Cargill remain in effect.  Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000.  The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index.  The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments.  The leases do not become effective until the plants become operational.  Rent expense will be recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In October 2006, subsidiaries of the Operating Company entered into agreements to lease a total of 1,065 railroad cars.  Pursuant to these lease agreements, beginning in the fourth quarter of 2007, these subsidiaries will pay approximately $8.7 million annually for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.  Rent expense will be recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In October 2006, the Operating Company entered into a nineteen month lease for its corporate office in Denver.

Future minimum operating lease payments at September 30, 2007 (which primarily include rent for office space, two grain handling and storage facilities, and rail cars) are as follows:

2007	$750,000
2008	10,126,100
2009	10,283,500
2010	10,283,500
2011	10,283,500
Thereafter	77,177,400
$118,904,000

Rent expense recorded during the three month and nine month periods ended September 30, 2007 totaled $36,900 and $106,400, respectively.  From inception through September 30, 2007 rent expense totaled $142,400.

In December 2006, the Operating Company, through its subsidiaries constructing the Wood River and Fairmont plants, entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants.  For its Wood River plant, the Operating Company paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as construction in progress.  The balance of the City’s direct capital costs will be recovered from monthly demand charges of approximately $111,000 per month for five years expected to begin in the fourth quarter of 2007.  For its Fairmont plant, the Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $25,000 per month, over the 30-year term of the agreement.  The agreement also includes a $25,000 monthly minimum energy charge which is expected to begin in the fourth quarter of 2007.

Subsidiaries of the Operating Company have entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company (“TIC”) covering the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC will be paid a total of $263.8 million, subject to certain adjustments, for the turnkey construction of the two plants.  Subsequent to the payment of certain advance payments, the subsidiaries of the Operating Company are permitted to withhold approximately 5% of progress payments billed by TIC as retainage payable at the completion of the plants.  Such withholdings are reported as construction retainage in the consolidated balance sheets.  At September 30, 2007 and December 31, 2006, construction in progress reflects $205.2 million and $72.0 million, respectively, related to the EPC contracts.   For the plants to become operational, it is estimated that as of September 30, 2007, a further $25 million to $30 million must be spent on plant infrastructure and other construction requirements in addition to the $58.6 million remaining under the EPC contracts.  Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.

Pursuant to long-term agreements, Cargill will be the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years after they become operational.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants for ten years from the date the plants become operational.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

14.  Related Party Transaction

The Operating Company paid a fee of $550,000 to a founder who elected not to remain an employee for work performed in connection with its formation and initial financing.  This fee is reported as compensation expense in the consolidated statement of loss.  In addition, an advisory agreement was entered into with this founder, pursuant to which the founder is paid $20,000 per month through February 2008.

In April 2007, the Operating Company entered into a contract with an affiliate of Bear Cub Energy, LLC, to construct a natural gas line to serve our Fairmont plant. Our Chairman, Thomas J. Edelman, is the Chairman of, and through his and his family members’ ownership interests therein controls, Bear Cub.  David J. Kornder, our Executive Vice President, serves on the Board of Bear Cub.  The contract was awarded after a competitive bidding process.  Neither Mr. Edelman nor Mr. Kornder participated in the process of evaluating bids or awarding the contract.  The interests of Mr. Edelman and Mr. Kornder were fully disclosed to our Board, and the contract was approved by our Board without Mr. Edelman’s participation.  The contract provides for the payment upon completion of the pipeline consisting of a cash payment of $463,000 and the issuance of a three-year promissory note for $1,265,000.  The note bears interest at a rate of 1.25% per month (15% per annum), which is the same rate being paid on our subordinated debt.  The note may be prepaid at any time without penalty.  The pipeline is expected to be completed in November 2007.

                The Company is party to a consulting agreement with Eric D. Streisand, a former officer, whereby Mr. Streisand is paid $20,000 per month for consulting services for September 2007 through December 2007.

15.  Stock Repurchase Plan

                On October 15, 2007, the Company announced the adoption of a stock repurchase plan.  The repurchase of up to $7.5 million of the Company’s common stock was authorized.  Purchases will be funded out of cash on hand and made from time to time in the open market.  As of October 31, 2007, the Company had repurchased 59,442 shares at an average price of $5.18 per share.

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

Overview

We are a recently formed company whose ultimate goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 Mmgy ethanol plants in the Midwestern corn belt. We had planned to begin construction of a third plant.  However, plans to begin construction on a third plant have been delayed due to conditions within the ethanol industry, primarily high corn prices, low ethanol prices, and high construction costs.  We will continue to evaluate the attractiveness of initiating construction of additional plants.  We hold sites in Alta, Iowa; Gilman, Illinois; Atchison, Kansas and Litchfield, Illinois on which we can build additional plants. At each, land has been optioned and permit filings have begun.  In addition, Cargill has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities at each of the locations.  All six sites, including the two on which we are building, were selected primarily based on access to favorably priced corn, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.

While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “Operating Company”), which is itself a holding company and indirectly owns all of our operating assets. The financial statements contained elsewhere in this quarterly report primarily reflect certain start-up costs, fees and expenses incurred by the Operating Company, the initial costs incurred in connection with the preparation for, and commencement of, construction of our Wood River and Fairmont ethanol facilities and the equity contributions received by the Operating Company.

We have engineering, procurement and construction, or EPC, contracts with TIC for the construction of our Wood River and Fairmont ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants has begun, and as of September 30, 2007, we had invested approximately $114.3 million in the construction of the Wood River plant and approximately $111.5 million in the construction of the Fairmont plant.  Spending on the actual construction of the Wood River and Fairmont plants is expected to total approximately $310 million to $320 million. We currently anticipate that both plants will begin commercial operations late in the first quarter of 2008 and will generate net cash inflows in 2008.  If we encounter significant difficulties or delays in constructing our plants, our results of operations and financial condition could be materially harmed.  Please see “Risk Factors” in our Registration Statement on Form S-1 for a description of certain facts that could cause our projects to be delayed.  We may also be required to borrow additional funds to replace lost revenues in the event of such delay. Furthermore, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may terminate, or seek to renegotiate the terms of, its commercial agreements with us with respect to the relevant facility.

Revenues

Our primary source of revenue will be the sale of ethanol.  We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed.  The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little if any control.  Ethanol prices are extremely volatile.  In early 2005, ethanol prices decreased due to a perceived over-supply of ethanol.  During the summer of 2006, ethanol prices rose due to increased gasoline prices and legislative changes, resulting in an average realized price for the first nine months of 2006 that was $0.56 per gallon higher than for the comparable period of the prior year.  Since September 2006, ethanol prices have declined from the levels prevailing in the summer of 2006. The ethanol Bloomberg rack price rose from $1.18 per gallon at April 29, 2005 to a high of $3.98 per gallon at July 3, 2006 and has subsequently declined to $1.81 at October 31, 2007.

Cost of goods sold and gross profit

Our gross profit will be derived from our revenues less our cost of goods sold.  Our cost of goods sold will be affected primarily by the cost of corn and natural gas.  The prices of both corn and natural gas are volatile and can vary as a result of weather, market demand, regulation and general economic conditions.

Corn will be our most significant raw material cost.  In general, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers.  The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  Historically, the spot price of corn tends to rise during the Spring planting season in May and June and tends to decrease during the Fall harvest in October and November.  From October 1, 2005 to October 31, 2007, the spot price of corn has risen from a low of $1.64 per bushel to a high of $4.19 per bushel and has subsequently declined to $3.48 at October 31, 2007.

We will purchase natural gas to power steam generation in our ethanol production process and fuel for our dryers to dry our distillers grain. Natural gas will represent our second largest operating cost after corn, and natural gas prices are extremely volatile. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the Spring and Fall.  From October 1, 2005 to October 31, 2007, the spot price of natural gas has risen from a low of $3.63 per Mmbtu to a high of $15.39 per Mmbtu and was $7.22 at October 31, 2007.

We will include corn procurement fees that we pay to Cargill in our cost of goods sold.  Other cost of goods sold will primarily consist of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

Spread between ethanol and corn prices

Our gross profit will depend principally on our ‘‘crush spread’’, which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol.  Using our dry-mill technology, each bushel of corn produces approximately 2.7 gallons of fuel grade ethanol.  Based on the price of a bushel of corn at October 31, 2007 of $3.48, the cost of corn per gallon of ethanol would be approximately $1.29 (.37 bushels per gallon x $3.48). As such, the “crush spread” would be $0.52 per gallon based on the October 31, 2007 ethanol price of $1.81 per gallon.

During the first half of 2006, the spread between ethanol and corn prices reached historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage, although the spread has since fallen back to $0.52 as of October 31, 2007.  Any increase or decrease in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended September 30, 2007.  This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1. We are a new company with no material operating results to date and the results of operations of our predecessor are not meaningful and should not be relied upon as an indication of our future performance.

We acquired BioFuel Solutions Delaware in 2006. The aggregate revenues of our predecessor from its inception through December 31, 2005 were $1,043,707 earned for development services provided in connection with ethanol projects that were unrelated to our planned business. There were no revenues earned by our predecessor in 2006. Costs incurred from inception through December 31, 2005 related to expenses incurred in connection with the initial development of our Wood River and Fairmont facilities. Expenses incurred in 2006 were related primarily to the development of our Wood River and Fairmont facilities.

At September 30, 2007, the Company owned 46.1% of the Operating Company and the remainder is owned by our founders and original equity investors.  The Company is the primary beneficiary of the Operating Company and therefore consolidates the results of the Operating Company.  The amount of income or loss allocable to the 53.9% holders is reported as minority interest in our Consolidated Statement of Loss. The Operating Company has been arranging financing for and initiating construction of our first two ethanol plants as well as development work on our additional plant sites.  From its inception through September 30, 2007, the Company incurred a net loss of $3,742,700 and a net loss distributable to common shareholders of $5,070,000.  This loss was primarily due to general and administrative expenses of $15,731,900, of which $11,723,200 was compensation.  Compensation expense includes a non-cash charge of $7,250,956 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the Operating Company agreement and for tax purposes) which are required to be expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder, who has since left the Operating Company, for work performed in connection with the formation of the Operating Company and initial financing. The expenses were partially offset by $1,079,300 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $10,910,000 reduction due to the minority interest’s portion (BioFuel Energy, LLC or the Operating Company) of the loss.  In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,400 immediately prior to the public offering.

For the three months ended September 30, 2007, the Company incurred a net loss of $967,900.  The loss was primarily due to general and administrative expenses of $2,644,100, of which $1,394,900 was compensation.  Compensation expense includes a non-cash charge of $267,900 related to share-based payments for stock options and restricted stock previously awarded to certain officers and employees.  The expenses were partially offset by $854,700 of interest income earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $821,500 reduction due to the minority interest in the loss.

For the nine months ended September 30, 2007, the Company incurred a net loss of $1,409,000 and a net loss distributable to common shareholders of $2,736,400.  The loss was primarily due to general and administrative expenses of $6,569,300, of which $4,010,800 was compensation.  Compensation expense includes a non-cash charge of $1,156,300 related to share-based payments awarded to certain officers and employees during the three quarters.  These share-based payments include issuance of membership interests (prior to our initial public offering) which are required to be expensed under generally accepted accounting principles and for stock options and restricted stock awarded to certain officers and employees. The expenses were partially offset by $1,068,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $4,092,300 reduction due to the minority interest in the loss.  In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,400 immediately prior to the public offering.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine month period ended September 30, 2007 and the period from inception through September 30, 2007 are summarized below:

	For the Nine	From Inception on
	Months Ended,	April 11, 2006 through
	September 30, 2007	September 30, 2007
Cash provided by (used in):
Operating activities	$(4,202,112)	$(7,426,621)
Investing activities	(150,017,220)	(210,170,570)
Financing activities	187,278,574	277,894,950
Net increase in cash and equivalents	$33,059,242	$60,297,759

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

	September 30, 2007	December 31, 2006
Cash and equivalents	$60,297,759	$27,238,517
Available under bank facility	166,000,000	230,000,000
Available under subordinated loan agreement	—	50,000,000
Available from tax increment financing	—	6,050,770

Our principal sources of liquidity at September 30, 2007 consist of cash and equivalents and available borrowings under our bank facility. Our existing balance of cash and equivalents at December 31, 2006 consisted entirely of proceeds of equity investments made by our historical equity investors. Our balance of cash and equivalents at September 30, 2007 consisted of proceeds of subordinated debt borrowings and our initial public offering and concurrent private placement.

In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock.  The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company.  With these proceeds combined with the proceeds from the 5,250,000 shares sold to the public and 4,250,000 shares sold simultaneously to the Company’s three largest pre-existing shareholders, the Company retired $30.0 million of its subordinated debt, leaving $20.0 million outstanding.

Our principal liquidity needs are expected to be the construction of our planned production facilities, debt service requirements of our indebtedness and general corporate purposes.

We believe that our cash and equivalents, including the retained net proceeds of our recent stock offering, when combined with funds available under our bank facility will be sufficient to meet our cash requirements for the next twelve months, including the costs to complete our Wood River and Fairmont plants.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan.  The repurchase of up to $7.5 million of the Company’s common stock was authorized.  Purchases will be funded out of cash on hand and made from time to time in the open market.  As of October 31, 2007, the Company had repurchased 59,442 shares at an average price of $5.18 per share.

Construction

We currently have two ethanol plants under construction. We also have four additional sites available for the possible construction of plants. We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete Wood River and Fairmont will be approximately $310 million to $320 million.  At October 1, 2007, the estimated remaining costs to complete Wood River and Fairmont, exclusive of corporate overhead and financing charges, approximated $85 million to $95 million, which is expected to be funded with borrowings under our existing bank facility.

In connection with the formation of the Company, we secured a $50.0 million subordinated debt facility.  Subsequently, we entered into a $230.0 million bank facility in connection with the construction of our Wood River and Fairmont facilities.  The full $50.0 million of available subordinated debt had been drawn by May 2007 when we made our initial bank borrowing.  In July 2007, we repaid $30.0 million of the subordinated debt with a portion of the proceeds of our initial public offering.  If we do not proceed on construction of a third plant, we may elect to repay the final $20.0 million of our subordinated debt.  We will need to secure additional financing in order to construct any additional plants.  There can be no assurance that such financing will be able to be obtained on acceptable terms.

We expect to complete the construction of our Wood River facility late in the first quarter of 2008.  We have spent approximately $114.3 million on total project costs relating to the Wood River facility from May 1, 2006, to September 30, 2007.  We expect to make additional capital expenditures in 2007 and 2008 of approximately $31 million to $36 million in connection with the total project costs relating to our Wood River facility.  We expect to complete the construction of our Fairmont facility late in the first quarter of 2008.  We have spent approximately $111.5million on total project costs relating to the Fairmont facility from June 1, 2006, to September 30, 2007.  We expect to make additional capital expenditures in 2007 and 2008 of approximately $54 million to $59 million in connection with the total project costs relating to our Fairmont facility.  To date, we have used the net proceeds of equity investments by our historical equity investors, the proceeds of our initial public offering and the concurrent private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of the Wood River and Fairmont facilities.  As of September 30, 2007, $64.0 million was outstanding under our bank facility and $20.0 million was outstanding under our subordinated loan agreement.

Tax and our tax benefit sharing agreement

We expect that, as a result of future exchanges of membership interests in the Operating Company for shares of common stock, the tax basis of the Operating Company’s assets attributable to our interest in the Operating Company will be increased. These increases in tax basis will result in a potential tax benefit to the Company that would not have been available but for the future exchanges of the Operating Company membership interests for shares of our common stock.  These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge.

We have entered into a tax benefit sharing agreement with our historical Operating Company equity investors that will provide for a sharing of these tax benefits between the Company and the historical Operating Company equity investors.  Under this agreement, the Company will make a payment to an exchanging Operating Company member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of this increase in tax basis. The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by the Company.  For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of the Operating Company as a result of the exchanges and had we not entered into the tax benefit sharing agreement.  The term of the tax benefit sharing agreement will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and we exercise our resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical Operating Company equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement.  As a result, in certain circumstances we could make payments to our historical Operating Company equity investors under the tax benefit sharing agreement in excess of our cash tax savings.  Our historical Operating Company equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings.  The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.  We expect that, as a result of the size of the increases of the tangible and intangible assets of the Operating Company attributable to our interest in the Operating Company, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical Operating Company equity investors could be substantial.

Bank facility

In September 2006, certain of our subsidiaries entered into a $230.0 million bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants.  Neither the Company nor the Operating Company is a party to the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the bank facility.

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

Our bank facility also includes working capital loans of up to $20.0 million, a portion of which may be available to us in the form of letters of credit. The working capital loans will be available to pay certain operating expenses of the Wood River and Fairmont plants, or alternative plants, as the case may be, with up to $5.0 million becoming available upon mechanical completion of a plant, up to $10.0 million becoming available upon provisional acceptance of a plant and the full $20.0 million becoming available upon conversion of the construction loans to term loans. The working capital loans will mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011. No amounts have been borrowed as of September 30, 2007 under the working capital loans.

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

Interest rates on each of the loans under our bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% and (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts will bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at September 30, 2007 was 8.28%.

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

Debt issuance fees and expenses of approximately $7.9 million ($6.9 million, net of accumulated amortization) have been incurred with the Senior Debt at September 30, 2007.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

As of September 30, 2007, we had $64.0 million of outstanding borrowings under our bank facility.

Subordinated loan agreement

In September 2006, the Operating Company entered into a subordinated loan agreement with certain affiliates of Greenlight Capital, Inc. and Third Point LLC. The subordinated loan agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our Wood River and Fairmont Plants. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015.

The payments due under our subordinated loan agreement are secured by the subsidiary equity interests owned by the Operating Company and are fully and unconditionally guaranteed by all of the Operating Company’s subsidiaries. The guarantees are subordinated to the obligations of these subsidiaries under our bank facility.

Interest on outstanding borrowings under our subordinated loan agreement accrues at a rate of 15.0% per annum and is due on the last day of each calendar quarter. If an event of default occurs, interest will accrue at a rate of 17.0% per annum.

All $50.0 million under the subordinated debt agreement was borrowed in the first six months of 2007.  Once the funds have been borrowed and repaid they cannot be re-borrowed.  During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with offering proceeds, leaving $20.0 million of subordinated debt outstanding.  This resulted in additional amortization of deferred fees of approximately $3.1 million, which represents the pro rata share of the retired debt.  Debt issuance fees and expenses of approximately $5.5 million ($2.0 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2007.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement.

Tax increment financing

In February 2007, the subsidiary of the Operating Company constructing the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The proceeds have been recorded as a liability and will be reduced as the Operating Company remits property taxes to the City of Wood River beginning in 2008 when the plant becomes operational and continuing for approximately 13 years.

The Operating Company has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

The following summarizes our significant contractual obligations with respect to our Wood River and Fairmont plants as of September 30, 2007.

Type of obligation
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Construction contracts (1)	$46,635	$21,903	$—	$—	$—	$—	$68,538
Construction contracts (2)	815	1,407	1,407	1,056	—	—	4,685
Operating leases (3)	750	10,126	10,284	10,284	10,284	77,177	118,905
Capital lease obilgation (4)	50	300	300	300	300	7,750	9,000
Minimum energy purchases (4)	161	1,632	1,632	1,632	1,632	7,750	14,439
Purchase obligations (5)	772	2,100	2,400	2,400	2,400	38,700	48,772
Repayment of debt (6)	—	1,920	3,725	3,501	3,291	71,563	84,000
Interest and commitment fees (7)	2,133	8,010	7,749	7,464	7,343	3,945	36,644
Tax increment financing (8)	—	342	480	480	480	4,269	6,051
Tax sharing agreement (9)	—	—	—	—	—	—	—
Total contractual obligations	$51,316	$47,740	$27,977	$27,117	$25,730	$211,154	$391,034

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

(2) We have entered into construction contracts with Cornerstone Energy, Inc. and an affiliate of Bear Cub Energy for the construction of natural gas lateral pipelines at our Wood River and Fairmont plants, respectively.  Construction on both projects is currently expected to be completed in the fourth quarter of 2007.  The contract price for each pipeline is payable in installments over 36 months following completion of the pipelines, beginning in the fourth quarter of 2007.  These obligations may be repaid early without penalty.

(3) We have entered into agreements with Cargill to lease corn storage facilities adjacent to our Wood River and Fairmont plants. We expect to pay Cargill approximately $800,000 per year to lease each of these storage facilities provided the applicable corn supply agreement remains in effect.  We have also entered into agreements to lease a total of 1,065 railroad cars.  Pursuant to these lease agreements, beginning in the fourth quarter of 2007 we will pay approximately $8.7 million annually for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.

(4) We have entered into an agreement for electrical service for our Fairmont plant under which we will pay, beginning in the fourth quarter of 2007, a monthly facilities charge of approximately $25,000 and a minimum monthly electric service charge of $25,000 for the 30-year term of the agreement to cover the investment expected to be made by the utility in order to provide electrical service to the plant.  We have also entered into an agreement for electrical service for our Wood River plant under which we will pay, beginning in the fourth quarter of 2007, a monthly facilities charge of approximately $111,000 for a 5-year term to cover the investment expected to be made by the utility in order to provide electrical service to the plant.

(5) We have corn supply agreements with Cargill for our Wood River and Fairmont plants under which we will pay Cargill minimum origination fees of $1.2 million annually for each plant.

(6) Under our bank facility we are scheduled to repay principal at 6% per annum, beginning in the fourth quarter of 2007.  The sub debt principal is not due until 2015.

(7) Under our bank facility we generally pay interest on a monthly basis. Amounts have been estimated based on a per annum interest rate of 7.65% (Libor + 300 basis points) and are based on the scheduled principal payments and payment in full in 2012.  Under our sub debt agreement, we pay interest on a quarterly basis at a 15.0% rate per annum. Under our bank facility we will pay a commitment fee of 0.50% per annum, payable quarterly, on the daily average unused portion of the facility.

(8) Under our tax increment financing, principal will be amortized over approximately 13years, the term of the financing.  The financing liability will be reduced as property tax payments are made to the City of Wood River.

(9) We have entered into a tax benefit sharing agreement with our historical Operating Company equity investors that will provide for a sharing of tax benefits between the Company and the historical Operating Company equity investors. Payments under the tax benefit sharing agreement have not been reflected due to the uncertainty in amounts and timing of such payments, if any.

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

Recoverability of property, plant and equipment

We are in the process of making a significant investment in property, plant and equipment and may make significant investments in the future. Two facilities are under construction, and we have acquired land options and are permitting the property on which up to four additional plants may be constructed. We evaluate the recoverability of fixed assets whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

Management must continuously assess whether or not circumstances require a formal evaluation of the recoverability of our property, plant and equipment. In analyzing impairment, management must estimate future sales volume, prices, inflation and capital spending, among other factors. These estimates involve inherent uncertainties, and the measurement of the recoverability of the cost of our property, plant and equipment is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. Certain of the operating assumptions will be particularly sensitive and subject to change as the ethanol industry develops.

We have not recognized an impairment on any of our property, plant and equipment from our inception through September 30, 2007. However, in the event that the current high corn prices and low ethanol prices persists for an extended period, the Company may be required to record an impairment in the future.

Share-based compensation

We account for the exchanges of equity instruments for employee services in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments (‘‘SFAS 123R’’). For the period from inception of the Operating Company to December 31, 2006, we issued 425,000 Class M units, 2,103,118 Class C units and 676,039 Class D units to our founding members and key employees and recorded compensation expense of $6,094,600. During the first quarter of 2007, we issued 85,000 Class C Units and 30,000 Class D Units to two officers and recorded compensation expense of $588,000. During the second quarter of 2007, we issued 27,507 Class C Units and 7,503 Class D Units to certain officers and employees and recorded compensation expense of $267,100.  Additional compensation expense related to stock options and restricted grants of $33,400 and $267,900 was recorded during the second and third quarters of 2007, respectively.  Other than the Units issued in the second quarter of 2007 and the expenses associated with the stock options and restricted stock grants, compensation expense was determined based on the estimated fair value of the Class M, C and D Units at the date of grant. The non-contemporaneous valuation of the membership units required an estimation of the fair value of the company’s total invested capital at each date the membership units were awarded to management. These estimates of the fair value of the Company’s total invested capital were made by discounting projected cash flows through December 2014. These cash flows were based on estimates made by management of future sales volume, prices, inflation and capital spending requirements. The rates used to discount the cash flows at each valuation date were based on a projected weighted average cost of capital. The projected weighted average cost of capital required estimates of the required rates of return on equity and debt and projections of our capital structure. Once the fair value of the total invested capital at each valuation date was determined, it was allocated among our debt and equity holders through a series of call options. The Black-Scholes option pricing model was used to value these call options. The key assumptions used in the Black-Scholes calculation were the expected time to a liquidity event, the implied volatilities of comparable companies and the risk-free rate of return during the expected term of the options.

The amount of future compensation expense recorded as a result of the issuance of equity membership units to members of management involves a significant number of estimates. Due to the uncertainties inherent in these estimates, the accuracy of the amount of compensation expense to be recorded will be dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to the Company’s future operating performance and our ability to raise debt and additional equity. Certain of the operating assumptions will be particularly sensitive to the development of the ethanol industry and the attractiveness of ethanol companies to the capital markets.

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

Forward-looking statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We will be subject to significant risks relating to the prices of four commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grain, our principal products. These commodities are also subject to geographic basis differentials, which can vary considerably. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws and regulations. Distillers grain prices tend to be influenced by the prices of alternative animal feeds. However, in the short to intermediate term, logistical issues may have a significant impact on ethanol prices. In addition, the anticipated sharp increase in distillers grain production as new ethanol plants become operational could significantly depress its price.

Lower ethanol prices will tend to result in lower profit margins. The price of ethanol is subject to wide fluctuations due to domestic supply and demand, infrastructure, government policies, international supply and demand and numerous other factors. Over the period from October 2005 through October 2007, ethanol prices (based on the CBOT daily futures data) have ranged from a low of $1.69 per gallon in September 2007 to a high of $3.98 per gallon in July 2006, with prices averaging $2.33 per gallon during this period. As of October 31, 2007, the CBOT spot price of ethanol was $1.81 per gallon.

Higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. We estimate that corn will represent approximately 63% of our operating costs. Over the period from October 1997 through October 2007, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.51 per bushel in July 2000 to a high of $4.19 per bushel in February 2007, with prices averaging $2.30 per bushel during this period. As of October 31, 2007, the CBOT spot price of corn was $3.48 per bushel.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. We estimate that natural gas will represent approximately 15% of our operating costs. The price of natural gas over the period from October 1997 through October 2007, based on the NYMEX daily futures data, has ranged from a low of $1.03 per Mmbtu in December 1998 to a high of $15.39 per Mmbtu in December 2005, averaging $4.89 per Mmbtu during this period. As of October 31, 2007, the NYMEX spot price of natural gas was $7.22 per Mmbtu.

To reduce the risks implicit in price fluctuations of the four principal commodities we will use or sell and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. It is unlikely that we will enter into material commodity hedging until production at our plants begins or is imminent. Thereafter, we currently anticipate hedging between 40% and 80% of our commodity price exposure on a rolling 12 to 24 month basis. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill’s risk management and futures advisory services and utilize its trading capabilities. It should be recognized that while there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grain currently exists. Consequently, our hedging of ethanol and distillers grain may be limited by the market.

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

We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. Effective September 28, 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. As of September 30, 2007, we had borrowed $64.0 million under our bank facility and $20.0 million under our subordinated loan agreement. Consequently, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $40,000 on our annual interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective.

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

Internal Control over Financial Reporting

In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•                  We may record impairments to our assets and not be able to build additional plants if current high corn and low ethanol prices persist for an extended period.

•                  We may not be able to implement our strategy as planned or at all.

•                  We may encounter unanticipated difficulties in constructing our plants.  We are dependent on TIC and its partner Delta-T, and delays, defaults or non-performance by TIC or Delta-T could adversely affect us.

•                  We may not be able to secure sites for future plants and the options on land for future plants sites currently held may expire and not be renewed.

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

•                  The price spread between ethanol and corn can vary significantly.

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

•                  The elimination of, or any significant reduction in, the blenders’ credit, a tax credit of $0.51 per gallon scheduled to expire in 2010, could have a material impact on our results of operations and financial position.

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

Risks relating to our organizational structure

•                  Our only material asset is our interest in the Operating Company and we are accordingly dependent upon distributions from the Operating Company to pay dividends, taxes and other expenses.

•                  We will be required to pay our historical Operating Company equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of Operating Company membership interests for shares of our common stock.

Risks relating to the ownership of our common stock

•                  The price of our common stock may be volatile.

•                  Our historical equity investors, including some of our officers and Directors, own a significant percent of our common stock and may exert significant influence over us. Their interests may not coincide with our public shareholders and they may make decisions with which you may disagree.

•                  We do not intend to pay dividends on our common stock.

•                  Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

•                  Management and our former auditors have identified material weaknesses in the design or operation of our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

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

(a) and (b)

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

Concurrently with the initial public offering, the Company also sold 4,250,000 shares of common stock to certain pre-existing stockholders in a private placement.  Entities affiliated with Greenlight Capital, Inc. (Greenlight Capital, LP, Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd, and Greenlight Reinsurance, Ltd.), entities affiliated with Third Point funds (Third Point Partners LP, Third Point Partners Qualified LP, Third Point Offshore Fund Ltd. and Third Point Ultra Ltd.) and Thomas J. Edelman purchased 2,500,000, 1,250,000 and 500,000 shares of our common stock, respectively, at a price per share equal to the initial public offering price.  The securities were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

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

We expect that the net proceeds may be used to fund a portion of the construction costs of a third plant.  However, prior to the time funds are required for this plant, we may use them to repay subordinated debt or defer borrowings under our bank construction loans for the Wood River and Fairmont plants.  We have used $30.0 million of the net proceeds to repay outstanding subordinated debt.

Immediately prior to the consummation of the offering and the concurrent private placement, the LLC amended and restated its limited liability company agreement to replace the various classes of its existing membership interests with a single class of membership interests.  As part of the amendment and restatement of the limited liability company agreement, BioFuel Energy Corp. became the sole managing member of the Operating Company.  Our historical Operating Company equity investors and the Company exchanged their existing membership interests in the Operating Company for new membership interests in amounts determined in accordance with the old limited liability company agreement and based on the initial public offering price of our shares of common stock issued in the offering and the concurrent private placement.  BioFuel Energy Corp. issued to each historical Operating Company equity investor shares of our Class B common stock, which will entitle each holder to a number of votes that is equal to the total number of shares of common stock issuable upon exchange of all of such holder’s membership interests in the Operating Company.   For a detailed description of this recapitalization transaction, please refer to our Registration Statement on Form S-1 under “Organizational Structure.”

(c)

On October 15, 2007, the Company announced the adoption of a stock repurchase plan.  The repurchase of up to $7.5 million of the Company’s common stock was authorized.  Purchases will be funded out of cash on hand and made from time to time in the open market.  As of October 31, 2007, the Company had repurchased 59,442 shares at an average price of $5.18 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUEL ENERGY CORP.

Date	November 8, 2007	/s/ David J. Kornder
David J. Kornder
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release announcing results for Third Quarter of 2007.