Form 10-K
period 2007-12-31
BioFuel Energy Corp.
filed 2008-03-12
CIK 1373670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5952523 (I.R.S. Employer Identification No.)
1801 Broadway Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
(303) 592-8110 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $56,590,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	As of March 10, 2008
Common Stock, par value $0.01 per share	15,326,242 shares, net of 667,882 shares held in treasury
Class B Common Stock, par value $0.01 per share	17,396,686 shares

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

        Certain information included in this report, other materials filed or to be filed by BioFuel Energy Corp. (the "Company", "we", "our", or "us") with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenue or other financial items, any statements concerning future commodity prices and their effect on the Company, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management's beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as "may", "will", "should", "could", "would", "predicts", "potential", "continue", "expects", "anticipates", "future", "intends", "plans", "believes", "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management's belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

        Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

        All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.    BUSINESS

Overview

        We are a recently formed company whose ultimate goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 Mmgy ethanol plants in the Midwestern corn belt. At each location, Cargill, Incorporated one of the world's leading agribusiness companies with whom we have an extensive relationship, has a strong local presence and owns adjacent grain storage facilities. We have agreed to lease these storage facilities commencing in the second quarter of 2008. While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions. We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate construction of additional plants.

        The Wood River, Nebraska and Fairmont, Minnesota plants are currently under construction and should be operational late in the second quarter of 2008. Fixed-price, turnkey construction contracts are in place covering the Wood River and Fairmont plants with TIC Wyoming, a subsidiary of The Industrial Company, or TIC, of Steamboat Springs, Colorado, a leading industrial general contractor. Technology for the Wood River and Fairmont plants is being provided by Delta-T Corporation of Williamsburg, Virginia, a company with extensive experience in ethanol process technology and plant operation. Once complete, the initial two plants are expected to produce 230 Mmgy of fuel grade ethanol and 720,000 tons of dried distillers grain annually.

        From inception, we have worked closely with Cargill as they will handle corn procurement, marketing of ethanol and distillers grain and transportation logistics for our two initial plants under long-term contracts, in addition to the grain storage facilities noted above. We expect to enter into similar agreements for our future plants. Finally, we have access to Cargill's risk management services, which we believe may be particularly attractive with regard to corn given their virtually unique position in that market.

        We had planned to begin construction of a third plant. However, plans to begin construction on a third plant have been delayed due to conditions within the ethanol industry, primarily high corn prices, low ethanol prices, and high construction costs. We will continue to evaluate the attractiveness of initiating construction of additional plants. We hold options on prospective sites in Alta, Iowa; Gilman, Illinois; and Atchison, Kansas on which we can build additional plants. At each site, land has been optioned and permit filings have begun. All five sites, including the two on which we are building, were selected primarily based on access to favorably priced corn, the availability of rail transportation and natural gas, and Cargill's competitive position in the area.

Competitive strengths

        We believe that we have the following competitive strengths:

        •  Proven management.    Our senior management has an extensive and successful track record in the energy and natural resources sectors. Our Chairman, Thomas J. Edelman, has founded, led or played a significant role in managing more than half a dozen successful public and private energy companies over the past 25 years and will help assure us strong strategic, managerial and financial leadership. Most notably, these included Snyder Oil Corporation, Patina Oil & Gas Corporation and Range Resources Corporation, three oil and gas exploration and production companies. We believe that Mr. Edelman's experience in developing, acquiring and building companies in the energy field will help assure us strong strategic, managerial and financial leadership. Mr. Edelman has significant experience in acquiring assets and companies. In addition, Mr. Edelman has extensive experience in selling companies, parts of businesses and specific properties owned by enterprises he has founded and run. Consequently, we may actively consider and regularly seek to make acquisitions of operating plants or companies, while continually evaluating the possibility of a sale of one or more of our plants or plant sites if that could be accomplished at a favorable price. Our President and Chief Executive Officer, Scott H. Pearce, previously served as President and Chief Executive Officer of Poseidon Resources Corporation, a company that partnered with energy companies to build, own and operate water and environmental systems for large industrial and government clients. Our Executive Vice President and Chief Operating Officer, Daniel J. Simon, has extensive senior management experience with a number of industrial and energy-related companies, including TIC. Messrs. Pearce and Simon both have significant expertise in industrial development and are therefore particularly well-suited to lead the development, construction and operation of our ethanol production facilities. Our Executive Vice President and Chief Financial Officer, David J. Kornder, has extensive senior management experience operating public energy companies. Our Vice President—Operations, Timothy S. Morris, brings significant leadership and experience in the operations and management of ethanol production facilities. We have also retained Don Vogt as a consultant. Mr. Vogt recently retired from Cargill after 37 years of service. He was most recently responsible for the majority of Cargill's North American grain elevator business, including purchasing, handling, storage and merchandising of corn and soybeans.

        •  Plant locations.    We have selected our plant locations based on an in-depth analysis designed to maximize profitability, particularly by minimizing the costs of corn, natural gas and electricity, and assuring adequate rail access. For example, the sites of our Wood River and Fairmont plants were selected by us with input from Cargill based on, among other factors, the surplus corn supply in the surrounding areas, as well as the availability of local acreage that may be converted to corn production as demand for corn increases. For these reasons, we expect the price of corn supplied to our Wood River and Fairmont plants to be lower than prevailing CBOT corn prices. We also expect that our additional prospective sites will benefit from surplus corn supply and additional local acreage available for future corn production. Because geography is critical in siting ethanol plants, due to corn supply, access to ethanol and distillers grain markets and the ability of management to efficiently oversee multiple facilities, we believe opportunities to sell certain of our plants or plant sites, exchange them or buy those built by others are likely to arise. We intend to actively pursue such opportunities.

        •  Relationship with Cargill.    We have entered into a number of long-term contracts with Cargill, which will provide us access to corn supply, an extensive logistics and transportation network and an experienced marketer of ethanol and distillers grain. We also have the opportunity to utilize Cargill's risk management services. Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Pursuant to 10-year ethanol marketing agreements and 10-year distillers grain marketing agreements, Cargill has agreed to market 100% of the ethanol and distillers grain produced at our Wood River and Fairmont facilities and, under 20-year corn supply agreements, has agreed to supply 100% of our corn for these facilities. For our additional prospective sites under development, we expect to enter into similar contractual arrangements with Cargill for the supply of corn as well as for the logistics, transportation and marketing of our ethanol and distillers grain. In addition, Cargill, through an equity investment, owns approximately 5% of our company. We believe that our relationship with Cargill will provide us with a number of competitive advantages:

          •  Reliable corn supply.    We expect to benefit from Cargill's expertise in corn origination services and extensive experience with corn supply in the areas of our facilities. Pursuant to our corn supply agreements for our Wood River and Fairmont plants, Cargill will supply our corn requirements during the 20-year term of the contracts, regardless of local supply and demand. In addition, we have leased corn elevators, effective in the second quarter of 2008, from Cargill adjacent to each of the Wood River and Fairmont plants, providing us with significant corn storage and handling capacity.

          •  Logistics and transportation.    We believe that our access to Cargill's expertise, through its extensive network of rail and trucking relationships and an array of logistical and scheduling tools, will minimize the risk of disruption or unexpected additional transportation costs for the delivery of corn and the transportation of the ethanol and distillers grain produced by our Wood River and Fairmont plants to our end markets.

          •  Ethanol and distillers grain marketing.    Because of Cargill's significant historical experience marketing ethanol and feed ingredients, including distillers grain, Cargill will provide immediate access to a broad customer base. Under 10-year agreements, Cargill will be responsible for maintaining a continuous outlet for the marketing, sale and distribution of all ethanol and distillers grain produced by our Wood River and Fairmont plants, eliminating the need for us to hire marketing personnel. Under the terms of our agreements, we will receive the same average price for our ethanol that Cargill receives for all ethanol that it produces and sells, net of a commission payable to Cargill. In addition, we believe our relationship with Cargill positions us well with large end-users of ethanol due to the size and reliability of Cargill compared to other small ethanol marketers and producers that market ethanol directly or through other marketing channels.

          •  Risk management services.    We have the opportunity to utilize Cargill's comprehensive risk management platform to help manage our commodity risks relating to corn, ethanol and natural gas prices and may hedge through them.

        •  Close relationship with TIC and Delta-T.    We have entered into engineering, procurement and construction, or EPC contracts, with TIC Wyoming, for our Wood River and Fairmont facilities. Delta-T is the ethanol technology provider under these contracts. Based on our size and the fact TIC and Delta-T are working on the construction and design of both plants, we believe we have a priority relationship with each of them. We believe these relationships enable us to build cost effective plants with the latest process designs and production improvements. TIC is one of the largest heavy industrial contractors engaged in the production of ethanol facilities in the United States. Daniel J. Simon, our Executive Vice President and Chief Operating Officer, formerly led TIC's Renewable Energy Development subsidiary and co-founded and served as the executive sponsor of a joint venture between TIC and Delta-T. In August 2007, Delta-T was purchased by Bateman-Litwin, an international engineering and construction company, traded on the London Stock Exchange. We believe Bateman's acquisition of Delta-T has provided Delta-T with greater personnel and financial resources and this should help to improve the quality of design of our plants under construction and provide us greater access to technological advances in the future.

        •  State-of-the-art production technology and operational scale.    We expect each of our plants will utilize state-of-the-art ethanol production technology designed to produce the highest corn-to-ethanol conversion yields in the industry today, in addition to higher throughput, lower production costs and higher operating efficiency than smaller and older plants, which currently comprise the majority of industry capacity. While the average size of an ethanol production facility in the United States, according to the Renewable Fuels Association, or RFA, is approximately 57 Mmgy (increasing to 67 Mmgy after all plants currently under construction are completed), we expect each of our plants to generate 115 Mmgy, thereby generating significant cost efficiencies and other economies of scale. For example, the scale of our facilities and added rail infrastructure will enable us to transport our ethanol with dedicated unit trains, which we believe is currently the most cost-effective method available to deliver ethanol to customers.

Strategy

        •  Become an industry leader.    We intend to become one of the nation's leading producers of ethanol. We intend to achieve this through the construction of our Wood River and Fairmont plants, each of which has a nameplate capacity to produce 115 Mmgy of fuel grade ethanol. We expect that when these two ethanol plants are fully operational, we will generate a total of 230 Mmgy of fuel grade ethanol. While we have three additional prospective sites, we ultimately expect to grow our ethanol production capacity, in part, through acquisitions. We will continue to assess the trade-offs implicit in acquiring versus building plants. We believe we may be entering a period where acquisitions are more attractive from a financial perspective than building new plants. We also intend to further leverage our existing strong relationships with Cargill in our future plant development activities.

        •  Dedication to cost control and efficiency.    We are developing and constructing our ethanol facilities with focus on minimizing cost inputs such as corn, natural gas and transportation. We have chosen the sites for our Wood River and Fairmont plants in part because of their access to significant local corn production, their proximity to competitive natural gas supplies and their access to transportation infrastructure, the costs of each we expect to keep lower than industry averages. Once our plants are operational, we will continue to promote a culture of cost control and efficiency regardless of the economic cycle. We will strive to be one of the lowest cost ethanol producers in the industry through the application of the latest technology, strict attention to cost efficiencies and, where appropriate, long-term contracts for the supply of inputs such as corn and natural gas.

        •  Evaluate alternative production technologies.    We will continually review new technological developments that could result in more efficient methods of ethanol production. We intend to maintain continued access to emerging ethanol technology. We believe that our sites will accommodate modifications to utilize alternative feedstock supplies or production technologies that may become available in the future, including ethanol from cellulosic biomass.

        •  Flexibility to capitalize on market opportunities.    Because of the unpredictability of energy markets and commodity prices, we believe it is important to be prepared to respond quickly to strategic opportunities presented by changes in market conditions. We plan to maintain an appropriate capital structure that will enable us to respond to changing market conditions rapidly and opportunistically. We intend to be well-positioned to withstand and capitalize on opportunities presented by changes in industry conditions. We will focus on maintaining the flexibility to build production facilities, make disciplined and opportunistic acquisitions or enter into strategic alliances or joint ventures, in each case based on market opportunities and industry conditions.

        •  Consider possible sales of plants or plant sites.    We believe that because of certain competitive advantages of our plants, particularly their locations, there may be opportunities to sell individual plants or plant sites on favorable terms under certain market conditions. Being dedicated to maximizing our stockholders' returns, we expect to actively seek such opportunities on a regular basis and to consider the sale of one or more plants or plant sites, particularly if the resultant proceeds can be redeployed at a higher potential return elsewhere in our business. Mr. Edelman has extensive experience in buying and selling companies and/or their assets and senior management expects to actively seek and assess such opportunities.

        •  Risk management.    We intend to utilize risk mitigation techniques. We will seek to eventually hedge a majority of our corn and natural gas costs, as well as our primary product, ethanol. To this end, we will participate in the futures and derivatives markets and, where appropriate, enter into long-term purchase and sale contracts. By doing so, we expect to limit our exposure to commodity price fluctuations and reduce earnings volatility. Due to the potential for required postings of significant collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company will be limited in its ability to hedge with third-party brokers for at least six months after the plants become operational. We also will have the benefit of significant corn storage facilities, which should allow us to purchase and store corn opportunistically.

Corn supply

        Our Wood River and Fairmont facilities will each require approximately 41 million bushels of corn per year in order to produce the 115 Mmgy of expected ethanol output. During the last three crop years, approximately 1.1 billion bushels of corn were grown in the 125 mile radius surrounding our Wood River plant with corn consumption estimated at 483 million bushels and approximately 2.4 billion bushels of corn were grown in the 125 mile radius surrounding our Fairmont plant with corn consumption estimated at 1.2 billion bushels.

        Under our corn supply agreements, Cargill will be the exclusive supplier of corn to our Wood River and Fairmont facilities for a period of 20 years, and has agreed to provide 100% of the plants' corn requirements. Under the agreements, Cargill will deliver U.S. No. 2 yellow dent corn with maximum moisture of 15.0% and meeting other certain specifications. On a daily basis, Cargill is providing bid sheets reflecting the expected price levels required to purchase grain for the upcoming delivery period at each of the plants. We will pay the applicable corn futures price then in effect, less the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.045 per bushel.

        We have also entered into concurrent 20-year leases of Cargill's existing grain elevators at each of our Wood River and Fairmont sites, which we will take over in the second quarter of 2008. These elevators will provide sufficient corn storage capacity to service the plants at normal operating levels plus excess capacity to allow us to purchase corn opportunistically, for example, based on seasonality.

Sales logistics

        Both our Wood River and Fairmont ethanol plants are located adjacent to a rail mainline operated by the Union Pacific Railroad. A railcar unit train loading facility capable of handling up to 110 cars has been constructed at each of the plants. A 110 car unit train will hold approximately 3.3 million gallons of ethanol, roughly equivalent to nine days of ethanol production at each of these plants. We also have storage capacity to accommodate 10 days of ethanol production and 10 days of dried distillers grain production at each of these plants.

        Each of the Wood River and Fairmont plants have road access for loading and transportation of ethanol and distillers grain by truck, as needed.

        Under our ethanol marketing agreements and distillers grain marketing agreements with Cargill, Cargill will perform a number of logistics functions relating to the ethanol and distillers grain produced at our Wood River and Fairmont facilities, utilizing its extensive network of rail and trucking relationships. These functions will include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments. Under the ethanol marketing agreements, we will be responsible for providing tank railcars to service these facilities, and under the distillers grain marketing agreements, we will be responsible for providing covered hopper railcars to service these facilities. In that regard, we have entered into 10-year leases for approximately 529 tank railcars and 346 hopper railcars from Trinity Industries Leasing Company.

Marketing arrangements

Ethanol marketing

        We expect all of our ethanol to be sold to Cargill as our third party marketer and distributor. Cargill has established relationships with many of the leading end-users of ethanol products such as major oil companies and refiners, as well as independent jobbers, storage companies and transportation companies. Our ethanol will be "pooled" into a cooperative system whereby we will receive the average price of the ethanol sold for all producers in the marketing group, which includes all ethanol produced by Cargill in the United States.

        Under our existing ethanol marketing agreements with Cargill, we have agreed to sell to Cargill, and Cargill has agreed to purchase from us, 100% of the fuel grade ethanol produced at our Wood River and Fairmont facilities, including as a result of any expansion of these facilities, for a period of 10 years. Except in the case of certain force majeure events, Cargill will be the exclusive marketer of the ethanol produced at these facilities. We have agreed to pay Cargill a commission for its ethanol marketing. Cargill will market and distribute our ethanol pursuant to a common marketing pool program, under which Cargill currently markets its own ethanol and ethanol for third parties. Each participant in the pool will receive the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges will be divided among pool participants based upon each participant's ethanol volume in the pool rather than the location of the plant or the delivery point of the customer.

        Under our arrangements with Cargill, we have the ability to opt out of the marketing pool described above. In order to opt out of the marketing pool, we would need to provide six-months notice prior to the date on which ethanol will first be delivered under the contract or any anniversary of that date, except that we may be obligated to participate in the pool for up to 18 months to the extent necessary to allow Cargill to fulfill contractual commitments to deliver ethanol from the pool. We will also have the ability to sell ethanol directly to end-customers on a long-term basis, using Cargill as an agent, and in the future we may do so if an attractive opportunity arises. In these circumstances, Cargill would continue to provide transportation and logistics services, would act as a contracting agent and would continue to be paid commissions by us. We will evaluate the desirability of selling ethanol directly to end-customers on an ongoing basis.

Distillers grain marketing

        We expect all of our distillers grain to be sold to Cargill as our third party marketer and distributor. Our dried distillers grain will be primarily marketed nationally to agricultural customers for use as an animal feed ingredient. Due to its limited shelf life and high freight costs, our wet distillers grain will be sold to local agricultural customers for use as an animal feed ingredient.

        Under our existing distillers grain marketing agreements with Cargill, we have agreed to sell to Cargill, and Cargill has agreed to purchase from us, all of the distillers grain produced at our Wood River and Fairmont facilities for a period of 10 years. Except in the case of certain force majeure events, Cargill will be the exclusive marketer of the distillers grain produced at these facilities. We have agreed to pay Cargill a commission for its distillers grain marketing.

Our agreements with Cargill

        Pursuant to the contracts described below, which we have entered into with Cargill with respect to each of our Fairmont and Wood River facilities, Cargill will provide each of these facilities with corn procurement services and ethanol and distillers grain marketing services, as well as management services in connection with the transportation of the ethanol and distillers grain. In addition, Cargill will provide corn risk management advisory services. We have entered into a letter agreement with Cargill with respect to our prospective sites and we anticipate entering into similar long-term commercial agreements with Cargill relating to these facilities if and when they are constructed. The following is a summary of our agreements with Cargill.

Master agreement

        In addition to the agreements described below, our relationships with Cargill with respect to our Wood River and Fairmont facilities are each governed by a master agreement. Each of these master agreements provides certain terms and conditions that apply to all of our agreements with Cargill with respect to the relevant plant. The master agreements contain a right of first negotiation in favor of

Cargill in the event we subsequently acquire or construct additional ethanol facilities. Under this right, Cargill and we have agreed to negotiate in good faith for Cargill to provide all of the commercial arrangements covered by the agreements described below with respect to any additional facilities.

        The master agreements allow for payments due and owing to each party under all of our agreements with Cargill to be netted and offset by the parties. Pursuant to the master agreements, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may, upon written notice, terminate the master agreement and all (but not less than all) the goods and services agreements with respect to the facility.

Corn supply agreements

        With respect to each of our Wood River and Fairmont facilities, we have entered into a corn supply agreement with Cargill. These agreements have a term of twenty years from provisional acceptance of the relevant facility. Pursuant to the agreements, Cargill will be the exclusive supplier of corn to each facility. If Cargill fails to make a confirmed delivery, we are entitled to purchase replacement corn from third parties. Under the agreements, we pay Cargill the weighted average "basis" price paid by Cargill to purchase corn on our behalf, plus the applicable corn futures price then in effect. In addition, we pay an origination fee of $0.045 per bushel of corn that is delivered to the facility. While we are not required to purchase a minimum amount of corn, we are required to pay a set minimum origination fee for each contract year of $1.2 million per plant. Based on the production capacity of our plants and our intent to operate at full capacity, we expect that our level of corn purchases will be in excess of the level below which this minimum fee obligation would be triggered.

        Cargill will be in default under our corn supply agreements if it fails, under certain circumstances, to deliver corn on five occasions within any 12-month period, engages in certain acts of willful misconduct, is subject to certain events of bankruptcy or insolvency, fails to comply with any final and binding arbitration award rendered pursuant to the master agreements, fails to pay us any amounts due under the agreements within five days of receiving written notice from us of the failure to pay or permits the grain facility leases to expire or terminate. We will be in default if we fail to pay Cargill any amounts due under the agreements within 30 days of receiving written notice from Cargill of our failure to pay, engage in certain acts of willful misconduct, procure corn or an alternative feedstock from a third party except as permitted by the agreements, are subject to certain events of bankruptcy or insolvency, sell, lease, assign or otherwise transfer the Wood River of Fairmont plant or any rights in the corn supply or marketing agreements or grain facility leases related to those plants to a third party except as permitted by the agreements between Cargill and us, permit the grain facility leases to expire or terminate or fail to comply with any final and binding arbitration award rendered pursuant to the master agreements. If a default occurs, the non-defaulting party may terminate the relevant corn supply agreement.

Grain facility leases

        In addition, with respect to each of our Wood River and Fairmont facilities, we have leased Cargill's grain facilities, effective the second quarter of 2008, located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under each of these leases, which have an initial term of twenty years, the annual rental amount is $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively, and increase annually based on the percentage change in the Consumer Price Index. The fees we pay to Cargill under the corn supply agreements are deemed to satisfy one-third of the rental amounts due under the leases for so long as the corn supply agreement with respect to a particular facility is still in place. Under the lease agreements, we are responsible for the maintenance and repair of the premises.

We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

Ethanol marketing agreements

        With respect to each of our Wood River and Fairmont facilities, we have entered into an ethanol marketing agreement with Cargill. These agreements have a term of ten years. Cargill will be the exclusive purchaser and marketer of the facilities' ethanol production. In addition, Cargill will be responsible for the logistics and transportation relating to the marketing of the ethanol produced at our facilities and we will provide Cargill with at least 529 rail cars for the facilities. We plan to participate in Cargill's marketing pool program whereby a facility's ethanol is marketed in a common pool with other ethanol under Cargill's management and all pool participants receive the same net price for ethanol sold from the pool. We have the ability to opt out of such election with advance notice. We will pay Cargill a set commission of 1% on our net proceeds from ethanol sales, subject to minimum annual volumes of 82.5 Mmgy for each plant. If the number of gallons of ethanol actually produced by a plant is less than 82.5 Mmgy, the minimum commission will be the deficiency multiplied by the average selling price of our ethanol during such period, multiplied by 1%. Our facilities must deliver ethanol in accordance with certain specifications, and Cargill takes title to the product at the inlet flange into railcars or tank trucks at our facilities. The agreements require Cargill to market our ethanol using the same standards that Cargill uses to market its own ethanol and all other ethanol that Cargill markets. Cargill may sell and market its own and/or third parties' ethanol into the same markets in which it sells our ethanol. We have waived any claims of conflicts of interest against Cargill for failure by it to maximize the economic benefits of the agreement for us, but we may terminate the relevant ethanol marketing agreement if the conflict of interest results in a material quantifiable pecuniary loss to us. Cargill will have the authority to make all final determinations regarding sales, strategy and marketing decisions for all ethanol; provided that we must consent to any sales agreement proposed to be entered into by Cargill with a term of more than 12 months.

        Cargill will be in default if it fails, under certain circumstances, to purchase ethanol from our Wood River or Fairmont facility on three separate occasions in any 12-month period and as a result we are forced to suspend operations due to excess quantities of ethanol at the relevant facility, fails to pay us any amounts due under the agreements within seven days of receiving written notice from us of the failure to pay, engages in certain acts of willful misconduct or is subject to certain events of bankruptcy or insolvency. We will be in default if we fail to pay Cargill any amounts due under the agreements within seven days of receiving written notice from Cargill of our failure to pay, engage in certain acts of willful misconduct or are subject to certain events of bankruptcy or insolvency. If either Cargill or we are in default under the agreement, the non-defaulting party may terminate the agreement.

Distillers grain marketing agreements

        With respect to each of our Wood River and Fairmont facilities, we have entered into a distillers grain marketing agreement with Cargill. These agreements have a term of ten years. Cargill will be the exclusive purchaser and marketer of the facilities' distillers grain production. In addition, Cargill will be responsible for the logistics and transportation relating to the marketing of the distillers grain produced at our facilities. Cargill will purchase and take title to the distillers grain at the time it is loaded for transport at each plant. For dried distillers grain, we will pay Cargill a set commission equal to the greater of 3% of the sale price or $2.00 per ton, after transportation and storage costs. For wet distillers grain, we will pay Cargill a commission of $3.00 per ton. We are required to pay a minimum commission to Cargill to the extent either plant fails to produce 247,500 tons of distillers grain for the twelve-month period beginning with the start of commercial operations and each anniversary thereafter. If the number of tons of distillers grain produced is less than 247,500 tons, the minimum commission will be equal to the sum of the deficiency applicable to dry distillers grain multiplied by $2.00 per ton and the deficiency applicable to wet distillers grain multiplied by $3.00 per ton. The deficiency volume applicable to dry and wet distillers grain will be determined based on the ratio of dry products to wet products produced at the relevant plant during the applicable year. We must deliver distillers grain meeting certain specifications. Cargill has agreed to market our distillers grain using the same standards that Cargill uses to market its own distillers grain and all other distillers grain that Cargill markets. Cargill may sell and market its own and/or third parties' distillers grain into the same markets in which it sells our distillers grain. We have waived any claims of conflicts of interest against Cargill for failure by it to maximize the economic benefits of the agreement for us, but we may terminate the relevant distillers grain marketing agreement if the conflict of interest results in a material pecuniary loss to us. Cargill will have the authority to make all final determinations regarding sales, strategy and marketing decisions for distillers grain under the agreement; provided that we must consent to any sales agreement proposed to be entered into by Cargill with a term in excess of 32 weeks or for quantities of dried distillers grain exceeding 25,000 tons or wet distillers grain exceeding 75,000 tons.

        Cargill will be in default if it fails, under certain circumstances, to purchase distillers grain from our Wood River or Fairmont facility on three separate occasions in any 12-month period and as a result we are forced to suspend operations due to excess quantities of distillers grain at the relevant facility, fails to pay us any amounts due under the agreements within seven days of receiving written notice from us of the failure to pay, engages in certain acts of willful misconduct or is subject to certain events of bankruptcy or insolvency. We will be in default if we fail to pay Cargill any amounts due under the agreements within seven days of receiving written notice from Cargill of our failure to pay, engage in certain acts of willful misconduct or are subject to certain events of bankruptcy or insolvency. If either Cargill or we are in default under the agreement, the non-defaulting party may terminate the agreement.

Corn risk management services

        We have entered into a futures advisory agreement with Cargill for each of our Wood River and Fairmont facilities. Pursuant to these agreements, which have initial terms of ten years, Cargill will provide us with its hedging and other risk management services for corn purchasing. Pursuant to the futures advisory agreements, we will pay Cargill a flat fee per bushel per calendar month based on the projected number of bushels of corn that are hedged. In addition, we have agreed to negotiate in good faith a performance incentive payable to Cargill prior to commercial operation of each facility.

Additional agreement with Cargill

        Cargill has made an equity investment in our company. Under the terms of an agreement with Cargill, Cargill has the right to terminate any or all of its arrangements with us for any or all of our facilities if any of five identified parties or their affiliates acquires 30% or more of our common stock or the power to elect a majority of our Board. Cargill has designated five parties, each of which is currently engaged primarily in the agricultural commodities business, and it has the right to annually update this list of designated parties, so long as the list does not exceed five entities and the affiliates of such entities. The five parties currently identified by Cargill are Archer Daniels Midland Company, CHS Inc., Tate & Lyle PLC, The Scoular Company and Bunge Limited.

Engineering, procurement and construction contracts and technology licenses

Engineering, procurement and construction contracts

        Each of our first two facilities is being constructed by TIC Wyoming, a well-established industrial general contracting firm, under EPC contracts, utilizing an operations and process technology licensed from Delta-T Corporation, an experienced engineering and design firm in the ethanol industry. The contracts provide that provisional acceptance of each facility will occur within a specified number of days after we have given notice to proceed with all work and services under the relevant EPC contract. In the event that TIC does not achieve provisional acceptance or substantial completion of a facility within the required timeframe, we will be entitled to receive liquidated damages from TIC. The liquidated damages for not meeting the original provisional acceptance dates are $50,000 per day at the Wood River site and $55,000 per day at the Fairmont site. The EPC contracts include customary default, cure and termination provisions. As we approach completion of the plants, TIC has raised the possibility of the waiver of a portion of the liquidated damages in return for their achievement of certain objectives.

        TIC is guaranteeing the timely construction and performance of the Fairmont and Wood River plants under turnkey EPC contracts pursuant to which TIC guarantees production of 110 Mmgy of anhydrous ethanol, which will equate to 115 Mmgy of fuel grade ethanol at each plant. The contracts provide for liquidated damages that are capped at 100% of the contract price until substantial completion of the relevant facility, and 30% of the contract price thereafter. Pursuant to our EPC contracts, TIC has obtained performance bonds from three major insurance companies in an amount equal to 100% of each contract price in order to ensure that any such liquidated damages will be available to us. TIC has also provided a one-year warranty that the plants will be free of defects in parts and workmanship.

        While we continue to believe the plants will become operational late in the second quarter of 2008, we have already announced delays in construction of the two plants and are aware of certain plant design issues that may impede start-up of the plants and continuous operations. We are in the process of addressing these issues. As a result, we may encounter unanticipated difficulties and the construction and development of our proposed plants may be more costly or time-consuming than we anticipate. While we are entitled to seek damages from TIC for these delays in construction, our ability to collect such damages may be limited.

Delta-T technology licenses

        In connection with each of the EPC contracts described above, Delta-T is granting to us limited licenses to use Delta-T's proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our Wood River and Fairmont facilities up to the designed limits. Consideration for the licenses is built into the payments under the EPC contracts described above. If we terminate or materially breach one of the EPC contracts, the related license will automatically terminate. The licenses will also terminate upon termination of the relevant EPC contract for any reason other than the fault of Delta-T if the license fee has not been paid to Delta-T. Pursuant to the EPC contracts, we have paid the license fees for both facilities.

Industry

        Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. In the United States, ethanol is produced primarily from corn. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. The Renewable Fuel Standard, or RFS, mandated that ethanol comprise a minimum of 4.0 billion gallons of the U.S. fuel supply as of January 1, 2006, rising to 7.5 billion gallons in 2012. According to the RFA, ethanol is blended into more than 50% of the gasoline sold in the United States. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol's clean burning characteristics. Ethanol comprises up to 85% of E85 fuel. E85 fuel currently represents a relatively small portion of the U.S. gasoline supply. Approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

        The ethanol industry has grown significantly over the last few years, expanding production at a compound annual growth rate of approximately 22% from 2000 to 2007, according to the RFA. We believe the ethanol market will continue to grow as a result of a shortage of domestic petroleum refining capacity, federally-mandated renewable fuel usage, favorable tax treatment, ethanol's clean- burning characteristics and geopolitical and environmental concerns with petroleum-based fuels. Reasons for continued growth prospects in the ethanol market include:

Blending benefits

        Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends (up to E10) have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline.

Expansion of gasoline supply

        By blending ethanol with gasoline, refiners can expand the volume of fuel available for sale. As a result, refiners can produce more fuel from a barrel of oil and expand their ability to meet consumer demand, especially when refinery capacity and octane sources are limited. According to the Energy Information Administration, between 1980 and 2005, petroleum refining capacity in the United States decreased approximately 5% while domestic demand increased approximately 21%. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

Strong legislative and government policy support

        In August 2005, the President signed the Energy Policy Act of 2005, or the 2005 Act, which established the initial RFS, a minimum standard for use of renewable fuels by refiners, importers and certain blender's of gasoline sold in the United States. The original RFS mandated minimum annual use of 7.5 billion gallons per year of renewable fuels in the United States by 2012, including a mandate of 5.4 billion gallons in 2008.

        In December 2007, the President signed the Energy Independence and Security Act of 2007, or the 2007 Act, which increased the original RFS mandate from 7.5 billion gallons per year by 2012 to 36 billion gallons of renewable fuels per year by 2022. The new target will be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and "advanced biofuels," such as cellulosic ethanol and biomass-based diesel.

        The 2007 Act increased the mandated minimum level of use of renewable fuels for the year 2008 to 9 billion gallons (up from 5.4 billion gallons under the original RFS enacted in 2005), all of which may come from conventional biofuels. The RFS for conventional biofuels then increases each year from 2008 through 2015, leveling off at 15 billion gallons per year for 2015 and each subsequent year through 2022.

        The RFS for alternative fuels begins in 2009 with 600 million gallons per year, increasing incrementally to 21 billion gallons of the overall mandate of 36 billion gallons of renewable fuel by 2022.

        As it provides for mandatory minimums, the RFS sets a floor on the amount of ethanol to be consumed. According to the RFA, industry capacity in the United States was approximately 8.2 billion gallons per year in February 2008, with an additional 5.2 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 140 production facilities as of January 2008 with 63 facilities under construction and is primarily corn-based. The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels in future years:

Year	Total Volume (in billions of gallons)	Conventional Biofuels	Advanced Biofuels
2008	9.00	9.00	0.00
2009	11.10	10.50	0.60
2010	12.95	12.00	0.95
2011	13.95	12.60	1.35
2012	15.20	13.20	2.00
2013	16.55	13.80	2.75
2014	18.15	14.40	3.75
2015	20.50	15.00	5.50
2016	22.25	15.00	7.25
2017	24.00	15.00	9.00
2018	26.00	15.00	11.00
2019	28.00	15.00	13.00
2020	30.00	15.00	15.00
2021	33.00	15.00	18.00
2022	36.00	15.00	21.00

        RFS volumes for both conventional and advanced renewable fuels in the years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture.

        The 2007 Act and the 2005 Act also proposed credit trading programs to facilitate meeting the industry-wide renewable fuels requirements. The Environmental Protection Agency has proposed a rule for issuing and trading the credits. In addition, the President and members of Congress have on numerous occasions expressed their support of the use of ethanol in major vehicles as a clean, renewable fuel to replace foreign crude oil and to diversify the U.S. fuel supply. Finally, many farm state legislators are extremely supportive of the ethanol industry due to its perceived favorable impact on corn prices and local employment and tax base.

Environmental benefits

        Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in the engine cylinder, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States.

Favorable tax treatment

        Refiners and blenders that blend ethanol with gasoline can also take advantage of Volumetric Ethanol Excise Tax Credits, or VEETC (commonly referred to as the "blender's credit"), that entitles them to a credit of $0.51 a gallon of ethanol—or $0.051 a gallon of gasoline for a 10% ethanol blend against the excise tax they pay on gasoline. Management believes the VEETC will enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply. The blender's credit is scheduled to expire on December 31, 2010, unless it is extended by Congress. The benefit of the blenders' tax credit can be captured by refiners or passed on to consumers. Due to this credit, ethanol historically has traded at a per gallon premium to gasoline, although since late 2007, ethanol has traded at a discount to gasoline. This discount is believed to be the result of the rapid growth in the supply of ethanol compounded by the limited infrastructure and blending capacity required for distribution.

Replacement of MTBE

        Because of their blend characteristics, availability and cost, ethanol and MTBE were the two primary additives used to meet the Clean Air Act's oxygenate requirements. Because MTBE could be produced and blended with gasoline at the refinery and transported through a pipeline, it was initially the preferred oxygenate ingredient used by the petroleum industry in most reformulated gasoline. Before 2003, ethanol was used primarily as a fuel extender and octane enhancer, predominantly in the Midwest.

        In recent years, health and environmental concerns have arisen from the discovery of the presence of MTBE, a suspected carcinogen, in ground water supplies. As a result, 25 states, including California, New York and Connecticut, have banned or significantly limited the use of MTBE. These states accounted for more than half of the MTBE consumed in the US. Product liability concerns regarding MTBE increased following passage of the Energy Policy Act, which did not contain limitations on product liability claims relating to MTBE use. As a result, refiners have been phasing out MTBE, creating additional demand for ethanol outside of the Midwest and California. Ethanol has served as a replacement for much of the MTBE volumes that have been eliminated because of its favorable production economics, high octane rating, and clean burning characteristics.

Geopolitical concerns

        The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. Fears of terrorist attacks have added a "risk premium" to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices ranged from $55 to $77 per barrel during 2006, and averaged $66.25 per barrel. In 2007, NYMEX oil prices ranged from $50 to $96 per barrel and averaged $72.36 per barrel. In early 2008, oil closed above $100 per barrel. As a domestic, renewable source of energy, ethanol can help to reduce the United States' dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil.

Ethanol as a gasoline substitute

        Automakers in the United States have been accelerating work on their Flexible Fuel Vehicles, or FFVs, programs, producing vehicles that are capable of running on blends up to 85% ethanol, according to the American Coalition for Ethanol. Management believes that motorists may increasingly choose FFVs due to their lower greenhouse gas emissions, flexibility and performance characteristics. Future widespread adoption of FFVs could significantly boost ethanol demand and reduce the consumption of gasoline. According to the RFA, there are currently more than six million FFVs and 1,400 gasoline stations in the United States that distribute E85. In addition to E85, select gasoline stations in South Dakota and Minnesota have blender pumps that allow consumers to choose between several ethanol blends such as E10, E20, E30, E40 and E85. A recent study conducted by the University of North Dakota and the Minnesota Center for Automotive Research concluded that of several models of FFV's tested, the optimum blends were between E20 and E40, and resulted in these vehicles obtaining improved gas mileage over straight unleaded gasoline.

Supply of ethanol

        The primary feedstock for ethanol production in the United States is corn. Proximity to corn supplies is a crucial factor in the economics of ethanol plants, as transporting corn is much more expensive than transporting the finished ethanol product. As such, the ethanol industry is geographically concentrated in the Midwest based on the proximity to the highest concentration of corn supply. According to the RFA, approximately 68% of the ethanol produced in the United States comes from five Midwestern states, with the corn-rich state of Iowa alone possessing nearly 26% of the total U.S. ethanol capacity. In addition to corn, the ethanol production process requires natural gas or, in some cases, coal in order to power the facility and dry distillers grain.

        Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, while domestic ethanol production increased from 1.3 billion gallons in 1997 to 6.5 billion gallons in 2007, the top ten producers accounted for approximately 52% of the industry's total estimated production capacity as of February 2008. More than 50 smaller producers and farmer-owned cooperatives, most with production of 50 Mmgy or less, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As of February 2008, the RFA estimates that approximately 5.2 Bgpy of additional production capacity is under construction at 63 new or existing ethanol facilities. This estimate does not include certain expansion plans of other ethanol producers. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by approximately 51% by mid-2009. As a result of this projected increase in production, the ethanol industry faces the risk of excess capacity. See "Risk Factors".

        Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities constitute the substantial majority of new ethanol production facilities constructed in the past five years because of the increased efficiencies and lower capital costs of dry-milling technology. Older dry-mill ethanol facilities typically produce between five and 50 Mmgy, with newer dry-mill facilities producing over 100 Mmgy and enjoying economies of scale in both construction and operating costs per gallon. According to the RFA, 82% of the ethanol production capacity in 2006 was generated from dry-mill facilities, with only 18% coming from wet-mill facilities.

        With the largest proportion of ethanol production, the Midwest is also one of the largest consumers of ethanol fuel in the United States. After California, which is the largest consumer of ethanol, Midwestern states such as Minnesota, Illinois and Ohio are the largest consumers of ethanol. Additionally, the state MTBE bans in Connecticut and New York have increased the ethanol consumption in these states. Various states have mandated ethanol use, including Minnesota, Ohio and Hawaii. These state policies require the use of ethanol above what is required by federal regulations, including the RFS.

Legislation

        There have been various legislative incentives that have spurred growth in the ethanol industry. These incentives include:

Energy Policy Act of 2005

        In August 2005, the President signed the Energy Policy Act of 2005, or the 2005 Act, which established the initial RFS, a minimum standard for use of renewable fuels by refiners, importers and certain blender's of gasoline sold in the United States. The original RFS mandated minimum annual use of 7.5 billion gallons per year of renewable fuels in the United States by 2012, including a mandate of 5.4 billion gallons in 2008. The Energy Policy Act of 2005 also removed the oxygenate requirements that were put in place by the Clean Air Act. The Energy Policy Act included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing continued opportunities for ethanol.

Energy Independence and Security Act of 2007

        In December 2007, the President signed the Energy Independence and Security Act of 2007, or the 2007 Act, which increased the original RFS mandate from 7.5 billion gallons per year by 2012 to 36 billion gallons of renewable fuels per year by 2022. The new target will be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and "advanced biofuels," such as cellulosic ethanol and biomass-based diesel.

        The 2007 Act increased the mandated minimum level of use of renewable fuels for the year 2008 to 9 billion gallons (up from 5.4 billion gallons under the original RFS enacted in 2005), all of which may come from conventional biofuels. The RFS for conventional biofuels then increases each year from 2008 through 2015, leveling off at 15 billion gallons per year for 2015 and each subsequent year through 2022.

        The RFS for alternative fuels begins in 2009 with 600 million gallons per year, increasing incrementally to 21 billion gallons of the overall mandate of 36 billion gallons of renewable fuel by 2022.

        As it provides for mandatory minimums, the RFS sets a floor on the amount of ethanol to be consumed. The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels in future years:

Year	Total Volume (in billions of gallons)	Conventional Biofuels	Advanced Biofuels
2008	9.00	9.00	0.00
2009	11.10	10.50	0.60
2010	12.95	12.00	0.95
2011	13.95	12.60	1.35
2012	15.20	13.20	2.00
2013	16.55	13.80	2.75
2014	18.15	14.40	3.75
2015	20.50	15.00	5.50
2016	22.25	15.00	7.25
2017	24.00	15.00	9.00
2018	26.00	15.00	11.00
2019	28.00	15.00	13.00
2020	30.00	15.00	15.00
2021	33.00	15.00	18.00
2022	36.00	15.00	21.00

        RFS volumes for both conventional and advanced renewable fuels in the years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture.

        The 2007 Act and the 2005 Act also proposed credit trading programs to facilitate meeting the industry-wide renewable fuels requirements. The Environmental Protection Agency has proposed a rule for issuing and trading the credits. In addition, the President and members of Congress have on numerous occasions expressed their support of the use of ethanol in major vehicles as a clean, renewable fuel to replace foreign crude oil and to diversify the U.S. fuel supply. Finally, many farm state legislators are extremely supportive of the ethanol industry due to its perceived favorable impact on corn prices and local employment and tax base.

Federal blenders' credit

        The federal government also supports ethanol by offering refiners and blenders volumetric ethanol excise tax credits, or VEETCs, that entitle them to a credit of $0.51 a gallon of ethanol—$0.051 a gallon of gasoline for a 10% ethanol blend—against the excise tax they pay on gasoline when blending with ethanol. This tax credit was first implemented in 1979 and is scheduled to expire on December 31, 2010, unless it is extended by Congress. The federal VEETC incentives, which are intended to make refiners indifferent to the transportation and other costs of blending ethanol as opposed to other additives, support the refiners' practice of supplementing gasoline with ethanol.

State and local incentives

        Twenty-one states have implemented incentives to encourage ethanol production and use. These incentives include tax credits, producer payments, loans, grants, tax exemptions and other programs. Midwestern states have initiated most of the programs and policies to promote ethanol production and development. States on the East and West Coasts also are beginning to initiate ethanol production programs in connection with drives to construct ethanol plants in these states.

State legislation banning or significantly limiting the use of MTBE

        In recent years, due to environmental concerns, 25 states, including California, Connecticut and New York, have banned, or significantly limited, the use of MTBE. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to serve as a primary replacement product in the future for MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol

        In 1980, Congress imposed a tariff on foreign produced ethanol, which typically is produced at a significantly lower cost from sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in January 2009. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

        Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative. The Caribbean Basin Initiative provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the United States, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development.

Ethanol production process

        The dry-mill process of using corn to produce ethanol and co-products that we will implement at our plants is illustrated in the following chart and described below.

Step one: grain receiving, storing and milling

        Corn is delivered by rail and by truck, at which point it is inspected, weighed and unloaded in a receiving building and then transferred to storage bins. On the grain receiving system, a dust collection system limits particulate emissions. Truck scales and a rail car scale weigh delivered corn. The corn is then unloaded to the storage systems consisting of concrete and steel storage bins. From its storage location, corn is conveyed to cleaning machines called scalpers to remove debris from the corn before it is transferred to hammermills or grinders where it is ground into a flour, or "meal."

Step two: conversion and liquefaction, fermentation and evaporation systems

        The meal is conveyed into slurry tanks for processing. The meal is mixed with water and enzymes and heated to break the ground grain into a fine slurry. The slurry is routed through pressure vessels and steam flashed in a flash vessel. This liquefied meal, now called "mash", reaches a temperature of approximately 200[nc_cad,191]F, which reduces bacterial build-up. The sterilized mash is then pumped to a liquefaction tank where additional enzymes are added. This cooked mash continues through liquefaction tanks and is pumped into one of the fermenters, where propagated yeast is added, to begin a batch fermentation process.

        The fermentation process converts the cooked mash into carbon dioxide and beer, which contains ethanol as well as all the solids from the original corn feedstock. The mash is kept in a fermentation tank for approximately two days. Circulation through heat exchangers keeps the mash at the proper temperature.

Step three: distillation and molecular sieve

        After batch fermentation is complete, the fermented mash, now called "beer", is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 96%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then mixed with approximately 5% unleaded gasoline to prepare it for sale.

Step four: liquid—solid separation system

        The residue corn mash from the distillation stripper, called "stillage", is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is then pumped from the centrifuges back to mashing or to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuges, known as "wet cake", are conveyed to the wet cake storage pad or the gas-fired dryer for removal of residual water. Syrup is added to the wet cake. The result is wet distillers grain with solubles. The wet distillers grain is then placed into a dryer, where moisture is removed. The end result of the process is dried distillers grain.

Step five: product storage

        Storage tanks hold the denatured ethanol product prior to being transferred to loading facilities for truck and rail car transportation. Our plants will each have approximately 3.1 million gallons of ethanol tank storage capacity, which will accommodate nine days of ethanol production per plant.

Co-products of ethanol production

        Dried distillers grain with solubles.    A co-product of dry-mill ethanol production, dried distillers grain is a high-protein and high-energy animal feed that is sold primarily as an ingredient in beef and dairy cattle rations. Dried distillers grain consists of the concentrated nutrients (protein, fat, fiber, vitamins and minerals) remaining after the starch in corn is converted to ethanol. Over 85% of the dried distillers grain is fed to cattle. It is also used in poultry, swine and other livestock feed.

        Our facilities will utilize the latest dried distillers grain production technology and produce high quality dried distillers grain, which should command a premium over products from older plants. This dried distillers grain will have higher nutrient content and will be more easily digested than other products produced from older plants.

        Wet distillers grain with solubles.    Wet distillers grain is similar to dried distillers grain except that the final drying stage of dried distillers grain is bypassed and the product is sold as a wet feed containing 25% to 35% dry matter, as compared to dried distillers grain, which contains about 90% dry matter. Wet distillers grain is an excellent livestock feed with better nutritional characteristics than dried distillers grain because it has not been exposed to the heat of drying. The sale of wet distillers grain is usually more profitable because the plant saves the cost of natural gas for drying. The product is sold locally because of its limited shelf life and the higher cost of transporting the product to distant markets.

        Carbon dioxide.    Carbon dioxide, or CO2, is also a by-product of our dry-mill ethanol production process. While the CO2 produced will most likely be of sufficient quality to be collected and sold, we do not currently plan to market our CO2. Currently, we plan to scrub the CO2 during the production process and release it to the atmosphere, where allowed under the air permits obtained for each of our facilities. However, our ability to release the CO2 into the atmosphere may be limited by laws or regulations in the future and any controls on CO2 emissions could result in additional costs. See "Risk

Factors". In the future, we also may explore the possibility of collecting and disposing of or marketing the CO2.

Competition

        The markets where our ethanol will be sold are highly competitive. According to F.O. Licht, world ethanol production totaled 13.1 billion gallons in 2007. The United States and Brazil are the world's largest producers of ethanol. According to the RFA, industry capacity in the United States was approximately 8.2 billion gallons per year in February 2008, with an additional 5.2 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 140 production facilities as of January 2008 with 63 facilities under construction and is primarily corn-based, while ethanol production in Brazil is primarily sugar cane-based.

        We will compete with three very large ethanol producers (Archer Daniels Midland Company, the second largest ethanol producer in the United States, Poet, and VeraSun Energy Corporation) that together control 39% of the ethanol produced in the United States and based on capacity under construction, are expected to control 36% of the production capacity.

Company	Producing Capacity Mmgy	Under Construction Mmgy	Total Capacity Mmgy
Archer Daniels	1,070	550	1,620
Poet	1,208	327	1,535
VeraSun(1)	870	770	1,640

Total	3,148	1,647	4,795
Market share of U.S. production capacity	39%		36%

    Source: Renewable Fuels Association, February 2008 report

    (1)
    The amounts reported are prepared on a pro forma basis assuming that the merger between VeraSun Energy Corporation and US BioEnergy Corporation is consummated, resulting in the addition of these companies' respective capacities as reported in their Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on February 1, 2008.

        We also will compete with other large ethanol producers such as Aventine Renewable Energy, Inc., Abengoa Bioenergy Corporation and Hawkeye Holdings Inc. A number of our competitors have substantially greater financial and other resources than we do. The remainder of the industry is highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. We will compete with our competitors primarily on a national basis.

        Ethanol is a commodity and as such is priced on a very competitive basis. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold. We expect to differentiate ourselves from our competition through continuous focus on cost control and production efficiency, pursuit of acquisition opportunities through our expertise in consolidation, aggressive hedging of market risk and by utilization of Cargill's expertise in ethanol marketing and corn supply.

        With respect to distillers grain, we will compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and, especially, product quality. We expect to differentiate ourselves from our competition through high product quality, strategic plant locations and access to Cargill's expertise in feed merchandising.

Environmental matters

        We are, and will be upon completion of our ethanol production facilities, subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

        There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We do not currently have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

        In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we would be required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters. Although estimated emissions from our plants are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

        The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer's liability, comprehensive general liability, automobile liability and workers' compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

Employees

        As of March 3, 2008, we had 115 full-time employees, who are responsible for our management and development and the operation of the Wood River and Fairmont plants. None of these employees is subject to a collective bargaining agreement.

Organizational structure

Company history

        In January 2005, Scott H. Pearce, our President and Chief Executive Officer, together with TIC and Delta-T, formed Bio Fuel Solutions Colorado, and throughout 2005 and early 2006, worked to develop plans for the Wood River and Fairmont plants. BioFuel Solutions Delaware was formed in 2005 and held a minority interest in Bio Fuel Solutions Colorado until October 2005 when the remaining interest of Bio Fuel Solutions Colorado was acquired by BioFuel Solutions Delaware. In January 2006, Mr. Pearce and Daniel J. Simon, our Executive Vice President and Chief Operating Officer, together with Thomas J. Edelman, our Chairman and Chairman of the Board, and his partner Irik P. Sevin, co-founded BioFuel Energy, LLC, or the Operating Company, to take over development and construction of the plants from Biofuel Solutions Delaware. BioFuel Energy Corp. was formed as a Delaware corporation in April 2006 as a holding company through which certain Operating Company historical equity investors hold membership interests in. In September 2006, BioFuel Solutions Delaware was contributed to the Operating Company and BioFuel Solutions Delaware was dissolved.

        In August 2006, we began construction of our Wood River plant and, in October 2006, we began construction of our Fairmont plant. In July 2006, we commenced certain site development activities with respect to our additional prospective sites.

        In June 2007, we completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to our three largest pre-existing shareholders at a gross per share price of $10.50 (the "offering"), resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to us. In total, we received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering were transferred to the Operating Company as contributed capital subsequent to the offering. With these proceeds, we retired $30.0 million of our subordinated debt, leaving $20.0 million outstanding.

        At December 31, 2007, we owned 47.9% of the Operating Company units with the remaining 52.1% owned by the historical equity investors of the Operating Company. There were 15,994,124 shares of our common stock and 17,396,686 shares of our Class B common stock issued and outstanding as of December 31, 2007. The Class B common shares are held by the historical equity investors of the Operating Company, who also held 17,396,686 membership interests in the Operating Company that, when combined with the Class B shares, can be exchanged for newly issued shares of our common stock on a one-for-one basis. The Class B common stock and associated membership interests are recorded as minority interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. The Class B common stock will be retired upon exchange of the related membership interests.

        To date, all of our activity has been focused on the acquisition of real property for our first two facility sites, commencing construction at these sites, arranging for approximately $490 million in equity and debt financing and entering into certain construction and operating agreements with respect to our first two facilities, as well as other site development activities related to our additional prospective sites.

Incorporation of BioFuel Energy Corp.

        BioFuel Energy Corp. was incorporated as a Delaware corporation in April 2006. BioFuel Energy Corp. has not engaged in any business or other activities except in connection with its formation and its holding of interests in the Operating Company. The certificate of incorporation of BioFuel Energy Corp.:

  •
  authorizes two classes of common stock, common stock and Class B common stock. The Class B common stock, shares of which will be held only by historical equity investors of the Operating Company (other than BioFuel Energy Corp.), provides its holders with no economic rights but entitles each holder to a number of votes equal to the number of Class B common shares held; and

  •
  entitles the historical equity investors of the Operating Company (other than BioFuel Energy Corp.) to exchange their Class B common stock along with their membership interests for shares of common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications. If a holder of Class B common stock exchanges any membership interests in the Operating Company for shares of common stock, the shares of Class B common stock held by such holder and attributable to the exchanged Operating Company membership interests will automatically be transferred to BioFuel Energy Corp. and be retired.

Holding company structure

        BioFuel Energy Corp. is a holding company and its sole asset is a 47.9% equity interest in the Operating Company. As the sole managing member of the Operating Company, BioFuel Energy Corp. operates and controls all of the business and affairs of the Operating Company and its subsidiaries. BioFuel Energy Corp. consolidates the financial results of the Operating Company and its subsidiaries. The ownership interest of the historical Operating Company equity investors in the Operating Company is reflected as a minority interest in BioFuel Energy Corp.'s consolidated financial statements.

        Pursuant to the amended limited liability company agreement of the Operating Company, BioFuel Energy Corp. has the right to determine when distributions will be made to the members of the Operating Company and the amounts of any such distributions. If BioFuel Energy Corp. authorizes a distribution, such distribution will be made to the members of the Operating Company (1) in the case of a tax distribution (as described below), to the holders of membership interests in proportion to the amount of taxable income of the Operating Company allocated to such holder and (2) in the case of other distributions, pro rata in accordance with the percentages of their respective membership interests.

        The holders of membership interests in the Operating Company, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the Operating Company. Net profits and net losses of the Operating Company will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership interests. Because BioFuel Energy Corp. owns approximately 47.9% of the total membership interests in the Operating Company, BioFuel Energy Corp. will generally be allocated approximately 47.9% of the net profits and net losses of the Operating Company. The remaining net profits and net losses will generally be allocated to the other historical equity investors of the Operating Company. These percentages are subject to change, including upon an exchange of membership interests for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership interests of the Operating Company if BioFuel Energy Corp. determines that the taxable income of the Operating Company will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the Operating Company to make cash distributions to the holders of its membership interests for purposes of funding their tax obligations in respect of the income of the Operating Company that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the Operating Company allocable to such holders of membership interests multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

        BioFuel Energy Corp. does not intend to pay any dividends on its common stock. If, however, BioFuel Energy Corp. declares dividends on its common stock, the Operating Company will make distributions to BioFuel Energy Corp. in order to fund any dividends. If BioFuel Energy Corp. declares dividends, the historical Operating Company equity investors will be entitled to receive equivalent distributions pro rata based on their membership interests in the Operating Company.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks, as well as other information contained in this Form 10-K, including "Management's discussion and analysis of financial condition and results of operations". The risks described below are those that we believe are the material risks we face. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.

Risks relating to our business and industry

We do not have an operating history and our business may not succeed.

        We are a relatively new company with no operating results to date, and therefore you do not have an operating history upon which you can evaluate our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly over a short period.

        Some of these risks relate to our potential inability to:

  •
  construct our planned plants;

  •
  commence significant operations;

  •
  retain key personnel, including plant managers, particularly as the industry expands and we face increasing competition;

  •
  effectively manage our business and operations;

  •
  successfully establish and maintain our intended low-cost structure;

  •
  predict the extent to which our operations may adversely impact the local price of our primary production inputs and our primary products;

  •
  manage rapid growth in personnel and operations; and

  •
  successfully address the other risks described throughout this Form 10-K.

  If we cannot successfully manage these risks, our business and results of operations and financial condition will suffer.

We may encounter unanticipated difficulties in constructing our plants.

        TIC Wyoming, a subsidiary of TIC, is constructing our Wood River and Fairmont plants and has not previously constructed an entire ethanol plant of the size and type we are constructing. In addition, the Delta-T technology utilized at our plants is currently in use only in ethanol plants with capacities of 60 Mmgy or less. We are aware of certain plant design issues that may impede start-up of the plants and continuous operations. We are in the process of addressing these issues. Further, we remain responsible for the construction of certain infrastructure outside of the Wood River and Fairmont plants, such as a rail loop and rail connections, natural gas interconnect pipelines and grain elevator improvements. As a result, we may encounter unanticipated difficulties and the construction and development of our proposed plants may be more costly or time-consuming than we anticipate. We have already announced delays in construction of the two plants and may encounter additional delays. We may be entitled to seek damages from TIC if we encounter unanticipated difficulties in constructing or operating our proposed plants, but our ability to seek damages may be limited. Under the engineering, procurement and construction, or EPC, contracts relating to our Wood River and Fairmont plants, TIC's liability is capped at 100% of the contract price until provisional acceptance of the relevant plant and 30% of the contract price thereafter. TIC may also be wholly or partially excused from performance under the EPC contracts due to certain force majeure events or delays or defaults on our part.

Competition for qualified personnel in the ethanol industry is intense, and we may not be able to retain qualified personnel to operate our ethanol plants.

        Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire qualified managers, engineers and operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense. Although we have hired substantially all of the personnel necessary to operate our plants, we may not be able to maintain or retain qualified personnel. If we are unable to hire and maintain or retain productive and competent personnel, our strategy may be adversely affected and we may not be able to efficiently operate our ethanol plants upon completion of construction as planned.

Delays and design defects may cause our costs to increase to levels that would make our new facilities too expensive to construct or unprofitable.

        While we continue to believe that the plants will become operational late in the second quarter of 2008, we have already announced delays in construction of the two plants and are aware of certain plant design issues that may impede start-up of the plants and continuous operations. We are in the process of addressing these issues. We may encounter additional delays or cost overruns that could prevent us from commencing operations as expected as a result of various factors. These factors include shortages of workers or materials, design issues, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol in general or our projects in particular. Defects in materials or workmanship could also delay the commencement of operations of our planned facilities, increase production costs or negatively affect the quality of our ethanol and distillers grain. Due to these or other unforeseen factors, we may not be able to proceed with the construction or operation of our ethanol production facilities under construction or in development in a timely manner or at all.

Increased acceptance of ethanol as a fuel and construction of additional ethanol production plants could lead to shortages of availability and increases in the price of corn.

        We anticipate that the expansion of the ethanol industry will lead to significantly greater demand for corn. Cargill, which has agreed to supply corn for our plants under construction, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. In Minnesota, one of our competitors has begun construction on a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn has increased significantly over historical levels in late 2006, through 2007 and to date in 2008. This increase in corn prices is due in part to the anticipated demand from new ethanol production plants under construction or development. We cannot assure you that the price of corn will not continue to rise, which could adversely affect our results of operations.

We may not be able to implement our strategy as planned or at all.

        Our strategy depends on our ability to develop and construct ethanol production facilities. While we currently have two facilities under construction, we have not yet begun construction of any of our prospective sites. The construction of any additional facilities is contingent on a number of significant uncertainties, including those described below. In addition, the two facilities that are currently under construction have encountered difficulties and delays during the construction process. As a result, we may be unable to construct our facilities under development.

        We may not be able to secure sites for our plants.    We have entered into option agreements to purchase land for our prospective sites, but we have not yet secured property for any additional plants under evaluation. As a result of the significant expansion of ethanol production capacity currently underway in the United States, we believe that there is increasing and intense competition for suitable sites for ethanol plants, and we may not be able to secure suitable sites for construction of future facilities. In addition, title defects or other title problems may arise following the purchase of land options which may render the land unsuitable for the construction of an ethanol plant.

        We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our facilities as planned.    Although we have begun the permitting process with respect to our three prospective sites, we have not yet obtained all of the required permits for the construction and operation of these other plants. Before we begin construction of these plants, we will need to obtain a number of required permits, which is often a time-consuming process. If we experience delays in obtaining the required approvals and permits for our prospective site, our expected construction start dates may be delayed. If we are unable to obtain the required approvals and permits for any of our prospective sites, we will not be able to construct these plants. In addition, in order to operate our new facilities, we will also need to obtain the final approval of the rail line operators that operate adjacent rail lines. In addition, federal and state governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

        We may be unable to secure construction services or supplies for our prospective sites on acceptable terms.    Our strategy is particularly dependent on the continued availability of construction services. We have not entered into agreements for the engineering, procurement or construction with respect to any of our three prospective sites. Any such contracts would limit our exposure to higher costs in developing and completing new ethanol production facilities. We believe that contractors, engineering firms, construction firms and equipment suppliers increasingly are receiving requests and orders from other companies to build ethanol production facilities, which has led to an escalation of projected construction costs and an increase in the length of time to construct ethanol plants. Therefore, we may not be able to secure their services or products for our prospective sites on a timely basis or on acceptable financial or commercial terms.

        We may not be able to obtain the financing necessary to construct plants on our prospective sites or to complete future acquisitions.    We will need further funding to complete construction of any future plants or to complete any acquisitions that we may identify from time to time. We may finance unanticipated construction costs or acquisitions with additional indebtedness or by issuing additional equity securities. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grain could adversely affect our business.

        According to the RFA, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 8.2 Bgpy at February 2008. The RFA estimates that, as of February 2008, approximately 5.2 Bgpy of additional production capacity, an increase of approximately 63% over current production levels, is under construction at 63 new and existing facilities. This estimate does not include certain expansion plans of other ethanol producers. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by approximately 51% by mid-2009. As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs). If there is excess capacity in our industry, this could result in a reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs, which could result in an impairment charge and could have an adverse effect on our results of operations, cash flows and financial condition. If such circumstances were to arise, it would be extremely unlikely that the potential sale of one or more plants or plant sites would be worth pursuing at that time.

        Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. There is some evidence that reduced gasoline consumption has occurred in the recent past as gasoline prices have increased in the United States.

        In addition, because ethanol production produces distillers grain as a co-product, increased ethanol production will also lead to increased supplies of distillers grain. An increase in the supply of distillers grain, without corresponding increases in demand, could lead to lower prices.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

        We are dependent upon the diligence and skill of our senior management for implementation of our proposed strategy and execution of our business plan. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly

Thomas J. Edelman, Scott H. Pearce, Daniel J. Simon, David J. Kornder and Timothy S. Morris. We rely on Mr. Edelman's experience managing natural resources companies and his skill and experience in acquiring and disposing of businesses and properties. We also rely on the expertise and business relationships of Messrs. Edelman, Pearce and Simon in identifying our plant sites and securing construction, supply, marketing and other arrangements for our plants. None of these individuals would be easy to replace on short notice. In addition, Mr. Edelman, our Chairman, also serves as Chairman of two other companies and is on the board of directors and a significant stockholder in several additional companies. As a result, Mr. Edelman can commit only a portion of his business time to our company. We do not have employment agreements with any of our officers or key employees, other than Mr. Pearce and Mr. Simon. We do not maintain "key person" life insurance for any of our officers or other employees. The loss of any of our officers could delay or prevent the achievement of our business objectives.

We will be dependent on our commercial relationship with Cargill and will be subject to various risks associated with this relationship.

        Our operating results may suffer if Cargill does not perform its obligations under our contracts.    We have entered into an extensive commercial relationship with Cargill and will be dependent on Cargill for the success of our business. This relationship includes long-term marketing agreements with Cargill, under which Cargill has agreed to market and distribute 100% of the ethanol and distillers grain produced at our Wood River and Fairmont production plants. We have also entered into corn supply agreements with Cargill, under which Cargill will supply 100% of the corn for our Wood River and Fairmont plants. We intend to enter into ethanol and distillers grain marketing agreements and corn supply agreements with Cargill for our prospective sites, although we cannot assure you that we will be able to enter into these agreements or that they will be on the same terms as the agreements currently in place with respect to our Wood River and Fairmont plants. The success of our business will depend on Cargill's ability to provide our production plants with the required corn supply in a cost-effective manner and to market and distribute our products successfully. If Cargill defaults on payments to us, fails to perform any of its responsibilities or does not perform its responsibilities as effectively as we expect them to, our results of operations will be adversely affected.

        Cargill may terminate the marketing and supply agreements if provisional acceptance of our Wood River and Fairmont plants does not occur by December 31, 2009.    If provisional acceptance under our EPC contracts with TIC relating to our Wood River or Fairmont plant does not occur by December 31, 2009, Cargill may terminate the marketing and supply agreements relating to that plant. This means that if the completion of construction of either of the first two plants, currently scheduled for late in the second quarter of 2008, were delayed beyond December 31, 2009 for any reason, Cargill could terminate, or seek to renegotiate the terms of, its commercial agreements with us relating to the delayed plant. Without our commercial relationship with Cargill, we may not be able to acquire sufficient corn to produce ethanol and distillers grain at expected capacities and may not be able to market our products successfully.

        Cargill may terminate its arrangements with us in the event that certain parties acquire 30% or more of our common stock or the power to elect a majority of the Board.    Cargill has the right to terminate its arrangements with us for any or all of our facilities if any of five identified parties or their affiliates acquires 30% or more of our common stock or the power to elect a majority of our Board of Directors. Cargill has designated five parties, each of which is currently engaged primarily in the agricultural commodities business, and it has the right to annually update this list of identified parties, so long as the list does not exceed five entities and the affiliates of such entities. The five parties currently identified by Cargill are Archer Daniels Midland Company, CHS Inc., Tate & Lyle PLC, The Scoular Company and Bunge Limited. Cargill's termination right may have the effect of deferring, delaying or discouraging transactions with these parties and their affiliates that might otherwise be beneficial to us. If Cargill were to terminate any of our goods and services agreements, it would have a significant negative impact on our business and we would be unable to continue our operations at each affected facility until alternative arrangements were made. If we were required to make alternative arrangements, we may not be able to make such arrangements or, if we are able to make such arrangements, they may not be on terms as favorable as our agreements with Cargill. We currently have no agreements or structure in place that would prohibit any of the parties identified by Cargill from acquiring 30% or more of our common stock and we do not expect to have any such agreements or structures in the future. However, we have no expectation that any of these parties would have an interest in acquiring shares of our common stock. We monitor Schedule 13D filings so that we will be informed of any parties accumulating ownership of our stock. If any identified party accumulates a significant amount of stock, our Board of Directors will address the matter at that time consistent with its fiduciary duties under applicable law.

        If we do not meet certain quality and quantity standards under our marketing agreements with Cargill, our results of operations may be adversely affected.    If our ethanol or distillers grain does not meet certain quality standards, Cargill may reject our products or accept our products and decrease the purchase price to reflect the inferior quality. In addition, if our distillers grain is subject to a recall reasonably determined by Cargill to be necessary, we will be responsible for all reasonable costs associated with the recall. If we fail to produce a sufficient amount of ethanol or distillers grain and, as a result, Cargill is required to purchase replacement products from third parties at a higher purchase price to meet sale commitments, we must pay Cargill the price difference plus a commission on the deficiency volume. Our failure to meet the quality and quantity standards in our marketing agreements with Cargill could adversely affect our results of operations.

        We will be subject to certain risks associated with Cargill's ethanol marketing pool.    Under the terms of our ethanol marketing agreements, Cargill will place our ethanol in a common marketing pool with ethanol produced by Cargill and certain other third party producers. Each participant in the pool will receive the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges will be divided among pool participants based solely upon each participant's ethanol volume in the pool. As a result, we may be responsible for higher freight and other costs than we would be if we did not participate in the marketing pool, depending on the freight and other costs attributable to the other marketing pool members. We have the right to opt out of the ethanol marketing pool for any contract year by giving Cargill a six-month advance notice. However, we may be required to participate in the pool for an additional 18 months if Cargill has contractually committed to sell ethanol based on our continued participation in the pool.

        We are subject to certain risks associated with our corn supply agreements with Cargill.    We have agreed to purchase our required corn supply for our Wood River and Fairmont plants exclusively from Cargill and will pay Cargill a per bushel fee for all corn Cargill sells to us. We cannot assure you that the prices we will pay for corn under our corn supply agreements with Cargill, together with the fee we have agreed to pay to Cargill, will be lower than the prices we could pay for corn from other sources.

        Our interests may conflict with the interests of Cargill.    According to the RFA, as of February 2008, Cargill was the eleventh largest domestic producer of ethanol, producing approximately 120 Mmgy. In addition, we understand that Cargill markets ethanol for other third parties under the marketing pool arrangements described above. We cannot assure you that Cargill will not favor its own interests or those of other parties over our interests. Under our marketing agreements with Cargill, other than our right to terminate to the extent such conflict results in material quantifiable pecuniary loss, we have waived any claim of conflict of interest against Cargill for failure to use commercially reasonable efforts to maximize our returns to the extent such claims relate to an alleged conflict of interest or alleged preference to third parties for which Cargill provides marketing services. If we elected to terminate the marketing agreements in these circumstances, we would need to enter into replacement marketing arrangements with another party, which may not be possible at all or on terms as favorable as our current agreements with Cargill. To the extent a conflict of interest does not result in material quantifiable pecuniary loss, we would be without recourse against Cargill.

        We may not be able to enter into definitive agreements with Cargill with respect to our prospective sites.    Although we have entered into a letter agreement with Cargill with respect to our three additional prospective sites, we cannot assure you that we will be able to enter into definitive commercial agreements with Cargill relating to any future plants on commercially reasonable terms or at all. If we are unable to enter into definitive commercial arrangements with Cargill with respect to these future plants, we cannot assure you that we will be able to enter into replacement agreements with another party on commercially reasonable terms or at all.

New, more energy-efficient technologies for producing ethanol could displace corn-based ethanol and materially harm our results of operations and financial condition.

        The development and implementation of new technologies may impact our business significantly. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulosic biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulosic biomass is generally cheaper than corn and producing ethanol from cellulosic biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be cost competitive, new technologies may develop that would allow these or other methods to become viable means of ethanol production in the future thereby displacing corn-based ethanol in whole or in part or intensifying competition in the ethanol industry. Our planned plants are designed to produce corn-based ethanol through a fermentation process. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, and retrofitting our plants may be very time-consuming and could require significant capital expenditures. In addition, advances in the development of alternatives to ethanol, such as alternative fuel additives, or technological advances in engine and exhaust system design performance, such as the commercialization of hydrogen fuel-cells or hybrid engines, or other factors could significantly reduce demand for or eliminate the need for ethanol. We cannot predict when new technologies may become available, the rate of acceptance of new technologies, the costs associated with new technologies or whether these other factors may harm demand for ethanol.

We expect to incur a significant amount of indebtedness to construct our facilities, a substantial portion of which will be secured by our assets.

        We expect to borrow approximately $230 million in order to finance the construction, overhead and financing costs of our two facilities, of which $124 million was borrowed as of December 31, 2007. We may also borrow additional amounts in order to finance construction or acquisition of, or investment in, additional ethanol production projects.

Our substantial indebtedness could have important consequences by adversely affecting our financial position.

        Our substantial indebtedness could:

  •
  require us to dedicate all of our cash flow from operations (after the payments of operating expenses) to payments with respect to our indebtedness, thereby reducing the availability of our cash flow for working capital, capital expenditures and other general corporate expenditures;

  •
  restrict our ability to take advantage of strategic opportunities

  •
  increase our vulnerability to adverse general economic or industry conditions;

  •
  limit our flexibility in planning for, or reacting to, competition or changes in our business or industry;

  •
  limit our ability to borrow additional funds;

  •
  restrict us from building new facilities or exploring business opportunities; and

  •
  place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

        Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. We may not be able to generate enough cash flow from operations or obtain enough capital to service our debt or fund our planned capital expenditures.

        If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.

We are subject to risks associated with our existing debt arrangements.

        Our bank facility.    The subsidiaries that own our Wood River and Fairmont plants have entered into a bank facility with a group of financial institutions that is secured by substantially all of those subsidiaries' assets. Although we have completed our initial borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and the provision of engineers' reports satisfactory to the lenders. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders, which could result in a delay of our construction.

        The terms of the bank facility include customary events of default and covenants that limit the applicable subsidiaries from taking certain actions without obtaining the consent of the lenders. In particular, our bank facility places significant restrictions on the ability of those subsidiaries to distribute cash to the Operating Company, which limits our ability to use cash generated by those subsidiaries for other purposes. In addition, the bank facility restricts those subsidiaries' ability to incur additional indebtedness.

        Under our bank facility, if Cargill, or as long as any warranty obligations remain outstanding under our Wood River or Fairmont EPC contracts, TIC or Delta-T admits in writing its inability to, or is generally unable to, pay its debts as such debts become due, we will be deemed to be in default.

        In addition, the construction loans for our Wood River and Fairmont plants under our bank facility will become due and payable on June 30, 2009, unless certain conditions precedent are met by that date, including the substantial completion of those plants. If our Wood River and Fairmont plants are not substantially complete by June 30, 2009, any outstanding borrowings under our bank facility will be immediately due and payable, and we may not have sufficient funds to repay the borrowings.

        Moreover, because the bank facility only contains limits on the amount of indebtedness that certain of our subsidiaries may incur, we have the ability to incur substantial additional indebtedness, and any additional indebtedness we incur could exacerbate the risks described above.

        Our subordinated debt agreement.    The Operating Company has entered into a subordinated debt agreement with entities affiliated with Greenlight Capital, Inc. and entities and individuals affiliated with Third Point LLC. Subordinated borrowings are secured by the subsidiary equity interests owned by the Operating Company.

        A default under our senior debt would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

Our future debt facilities will likely be secured by substantially all our assets.

        We expect that the debt we will incur to finance any future plants will be incurred either pursuant to a new corporate credit facility that would replace our current bank facility and would be secured by substantially all of our assets or, in the alternative, by different, newly-formed subsidiaries, secured by substantially all of the assets related to those additional plants. Because the debt under these facilities may subject substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation.

Our profit margins may be adversely affected by fluctuations in the selling price and production cost of gasoline.

        Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit us.

Any facility that we complete may not operate as planned. A disruption in our operations could result in a reduction of sales volume and could cause us to incur substantial losses.

        Our revenues will be derived from the sale of ethanol and distillers grain that we produce at our facilities. Any facility we construct may have operational problems preventing production at its expected capacity or requiring halts in production. Furthermore, local water, electricity and gas utilities may not be able to reliably supply the resources that our facilities will need or may not be able to supply them on acceptable terms. Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions, unscheduled downtime or other operational hazards inherent in our industry. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all. In addition, we will be particularly dependent on our Wood River and Fairmont plants, and the effects of a disruption at these plants could have a more significant effect on our business.

Our business will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially.

        Our results of operations will depend substantially on the prices of various commodities, particularly the prices for ethanol, corn, natural gas and unleaded gasoline. The prices of these commodities are volatile and beyond our control. See "Management's discussion and analysis of financial condition and results of operations" for information regarding changes in the prices of ethanol, corn and natural gas during the three year period from 2005 through 2007. As a result of the volatility of the prices for these items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses or impairment charges and hurt our financial condition. If a substantial imbalance occurred, we may take actions to mitigate the effect of the imbalance, such as storing our uncontracted ethanol for a period of time. These actions could involve additional costs and could have a negative impact on our operating results.

Our business will be highly sensitive to corn prices, and we generally cannot pass along increases in corn prices to our customers.

        Corn is the principal raw material we will use to produce ethanol and distillers grain. We expect corn costs to represent approximately 75% of our total operating expenses, assuming a corn price of $5.00 per bushel. Changes in the price of corn therefore will significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 2005 through December 2007, corn prices, based on the Chicago Board of Trade, or CBOT, daily futures data, have ranged from a low of $1.64 per bushel in October 2005 to a high of $4.26 per bushel in December 2007, with prices averaging $2.65 per bushel during this three year period. As of February 29, 2008, the CBOT spot price of corn was $5.46 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

The price spread between ethanol and corn can vary significantly.

        Our gross profit will depend principally on our "crush spread", which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, we expect each bushel of corn to produce approximately 2.7 gallons of fuel grade ethanol. From 2005 through 2007, this spread has fluctuated widely, as average U.S. ethanol rack prices, reported by Bloomberg, have ranged from $1.18 to $3.98 per gallon, and Chicago No. 2 yellow corn spot prices have ranged from $1.64 to $4.26 per bushel. As of February 29, 2008, based on these same sources, the ethanol rack price was $2.32 per gallon, the spot price of corn was $5.46 per bushel. Based on the three year average price of a bushel of corn of $2.65, the cost of corn per gallon of ethanol would be approximately $0.99 (.37 bushels per gallon × $2.65). As such, the "crush spread" would have been $1.16 per gallon based on the 2005 to 2007 average ethanol price of $2.15 per gallon. In early 2008, the spread between the average U.S. rack price for a gallon of ethanol and the amount of corn required to produce a gallon of ethanol has declined to approximately $0.30 per gallon due largely to the significant increases in corn prices, averaging over $5.25 per bushel. We expect fluctuations in the crush spread to continue. Any reduction in the crush spread, whether as a result of an increase in corn prices or a reduction in ethanol prices, could result in an impairment charge and adversely affect our results of operations. A prolonged significant reduction in the crush spread could affect our ability to obtain financing for our additional prospective sales or for any planned acquisitions.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

        We will rely upon third parties for our supply of natural gas, which we will use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 2005 through December 2007, based on the New York Mercantile Exchange, or NYMEX, daily futures data, have ranged from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005, averaging $7.51 per Mmbtu during this three year period. As of February 29, 2008, the NYMEX spot price of natural gas was $9.37 per Mmbtu. These market conditions are often affected by factors beyond our control such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Depending upon business conditions, we anticipate using approximately 7,200,000 Mmbtu's of natural gas annually when our Wood River and Fairmont plants are fully operational. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

Our results may be adversely affected by hedging transactions and other strategies.

        We may enter into contracts to supply a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities. From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn and natural gas. The financial statement impact of these activities will depend upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled when the physical commodity is either purchased (corn and natural gas) or sold (ethanol or distillers grain). We may experience hedging losses in the future. We may also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial condition may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol.

We may not be able to compete effectively.

        Upon completion and successful operation of our ethanol plants, we expect to compete with a number of significant ethanol producers in the United States, including Archer Daniels Midland Company, VeraSun Energy Corporation, Aventine Renewable Energy, Inc., Abengoa Bioenergy Corporation, Poet, Pacific Ethanol, Inc. and Hawkeye Holdings Inc. Some of our competitors are divisions of larger enterprises and have substantially greater financial resources than we do. According to the RFA, the three largest producers (Archer Daniels Midland Company, Poet and Verasun Energy Corporation) together control 39% of the ethanol market and based on capacity under construction, are expected to control 36% of the production capacity in the United States.

        In addition to the larger sized competitors described above, there are many smaller competitors that have been able to compete successfully in the ethanol industry made up mostly of farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors. As many of these smaller competitors are farmer-owned, they receive greater government subsidies than we will and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. We expect competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases.

        In addition, Cargill operates its own ethanol facilities and markets ethanol for other parties. If Cargill decides to forgo future opportunities to do business with us, or chooses to give these opportunities to our competitors or to retain them for itself, whether due to our performance or for reasons beyond our control, our business may not perform as expected.

        We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours. Although there is a $0.54 per gallon tariff on foreign-produced ethanol that is approximately equal to the federal blenders' credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative in order to spur economic development in Central America and the Caribbean. In addition, this tariff is currently scheduled to expire in January 2009, and there can be no assurance that it will be renewed beyond that time. Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

Growth in the sale and distribution of ethanol depends on changes to and expansion of related infrastructure which may not occur on a timely basis, if at all.

        It currently is impracticable to transport by pipeline fuel blends that contain ethanol. Substantial development of infrastructure will be required by persons and entities outside our control for our business, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

  •
  additional rail car capacity;

  •
  additional storage facilities for ethanol;

  •
  increases in truck fleets capable of transporting ethanol within localized markets;

  •
  investment in refining and blending infrastructure to handle ethanol;

  •
  growth in service stations equipped to handle ethanol fuels; and

  •
  growth in the fleet of FFVs cable of using E85 fuels.

        The substantial investments or government support required for these infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could weaken the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise materially harm our results of operations or financial position.

Transportation delays, including as a result of disruptions to infrastructure, could adversely affect our operations.

        Our business will depend on the availability of rail and road distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. It currently is impracticable to transport by pipeline fuel blends that contain ethanol, and we will have limited ethanol storage capacity at our facilities. Therefore, any unexpected delay in transportation of our ethanol could result in significant disruption to our operations, possibly requiring shutting down our plant operations. We will rely upon others to maintain our rail lines from our production plants to national rail networks, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us or otherwise cause our results of operations or financial condition to suffer.

Disruptions in the supply of oil or natural gas could materially harm our business.

        Significant amounts of oil and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grain. A serious disruption in the supply of oil or natural gas and any related period of elevated prices could significantly increase our production costs and possibly require shutting down our plant operations which would materially harm our business.

Our business may be influenced by seasonal fluctuations.

        Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November, although corn prices did not follow this pattern in 2007. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer and winter. Due to the blender's credit, ethanol historically has traded at a per gallon premium to gasoline, although since late 2007, ethanol has traded at a discount to gasoline. This discount is believed to be the result of the rapid growth in the supply of ethanol compounded by the limited infrastructure and blending capacity required for distribution. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our operating results over time.

The price of distillers grain is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grain.

        Distillers grain is one of many animal feed products and competes with other protein-based animal feed products. The price of distillers grain may decrease when the price of competing feed products decreases. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain. Because the price of distillers grain is not tied to production costs, decreases in the price of distillers grain will result in us generating less revenue and lower profit margins. In addition, the production of distillers grain is expected to rise significantly in connection with the projected expansion of ethanol production capacity in the United States over the next several years. As a result of this likely significant increase in supply, the market price of distillers grain may fall sharply from its current levels. If the market price of distillers grain falls, our business and financial results may be harmed.

Our financial results may be adversely affected by potential future acquisitions or sales of our plants, which could divert the attention of key personnel, disrupt our business and dilute stockholder value.

        As part of our business strategy, we intend to (1) pursue acquisitions of other ethanol producers, building sites, production facilities, storage or distribution facilities and selected infrastructure and (2) seek opportunities to sell one or more plants or plant sites on a basis more favorable than we would expect to realize by holding them. Due to increased competition, however, we may not be able to secure suitable acquisition opportunities. Further, we may not be able to find a buyer or buyers for one or more of our plants or plant sites at prices that we consider attractive.

        In addition, the completion of any acquisition may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our currently planned operations. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity securities or debt that is convertible into equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

        The elimination of, or any significant reduction in, the blenders' credit could have a material impact on our results of operations and financial position.    The cost of production of ethanol is made significantly more competitive with that of gasoline as a result of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon of ethanol sold less tax, which amounted to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire on December 31, 2010. It is possible that the blenders' credit will not be renewed beyond 2010 or will be renewed on different terms. In addition, the blenders' credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part. If the blenders' credit is not extended by June 30, 2009, or is scheduled to expire less than 18 months from any date after June 30, 2009, the amounts we will be required to deposit into an excess cash flow sweep account under our bank facility will increase.

        The elimination of or significant changes to the Freedom to Farm Act could reduce corn supplies.    In 1996, Congress passed the Freedom to Farm Act, which allows farmers continued access to government subsidies while reducing restrictions on farmers' decisions about land use. This act not only increased acreage dedicated to corn crops but also allowed farmers more flexibility to respond to increases in corn prices by planting greater amounts of corn. The elimination of this act could reduce the amount of corn available in future years and could reduce the farming industry's responsiveness to the increasing corn needs of ethanol producers.

        Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.    Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their gasoline. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7.0% of U.S. production per year. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development. Production costs for ethanol in these countries can be significantly less than in the United States and the duty-free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol.

        The effect of the Renewable Fuel Standard, or RFS, program in the Energy Independence and Security Act signed into law in December 2007 and the Energy Policy Act signed into law in August 2005 is uncertain.    The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted Energy Independence and Security Act and the Energy Policy Act, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels—ethanol, biodiesel or any other liquid fuel produced from biomass or biogas—to be blended with gasoline. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS and the energy bill became effective in September 2007, and the ultimate effects of these rules on the ethanol industry are uncertain. In addition, the favorable ethanol provisions in the 2007 Act and 2005 Act may be adversely affected by the enactment of additional legislation.

        The legislation did not include MTBE liability protection sought by refiners. Management predicts that this lack of protection may result in accelerated removal of MTBE and increased demand for ethanol. Refineries, however, may use replacement additives other than ethanol, such as iso-octane, iso-octene and alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than previously estimated, resulting in excess production capacity in our industry, which would negatively affect our business.

        Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

        We are, and will be, upon completion of our ethanol production facilities, subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. Some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns. We may not be at all times in compliance with these laws, regulations or permits or we may not have all permits required to operate our business. We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

        We may be liable for the investigation and cleanup of environmental contamination at any of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

        New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Environmental laws and regulations applicable to our operations now or in the future, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a negative impact on our results of operations and financial position. For example, carbon dioxide is a co-product of the ethanol manufacturing process and may be released into the atmosphere. Emissions of carbon dioxide resulting from the manufacturing process are not currently subject to applicable permit requirements. If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations.

        The hazards and risks, such as fires, natural disasters, explosions and abnormal pressures and blowouts, associated with producing and transporting ethanol also may result in personal injury claims or damage to property and third parties. We could sustain losses for uninsurable or uninsured risks, or in amounts in excess of our insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could materially harm our results of operations and financial position.

Risks relating to our organizational structure

Our only material asset is our interest in BioFuel Energy, LLC, and we are accordingly dependent upon distributions from BioFuel Energy, LLC to pay dividends, taxes and other expenses.

        BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership interests in the Operating Company. BioFuel Energy Corp. has no independent means of generating revenue. We intend to cause the Operating Company to make distributions to its members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our bank facility contains negative covenants, which limit the ability of our operating subsidiaries to declare or pay dividends or distributions. To the extent that BioFuel Energy Corp. needs funds, and the Operating Company is restricted from making such distributions under applicable law or regulations, or is otherwise unable to provide such funds due, for example, to the restrictions in our bank facility that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We will be required to pay the historical Operating Company equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership interests for shares of our common stock.

        The membership interests in the Operating Company held by the historical Operating Company equity investors may in the future be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the Operating Company that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge.

        We have entered into a tax benefit sharing agreement with the historical Operating Company equity investors that will provide for the payment by us to the historical Operating Company equity investors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. The increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. As a result of the size of the increases in the tax basis of the tangible and intangible assets of the Operating Company attributable to our interest in the Operating Company, during the expected term of the tax benefit sharing agreement, we expect that the payments that we may make to the historical Operating Company equity investors could be substantial.

        Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the historical Operating Company equity investors will not reimburse us for any payments that may previously have been made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to the historical Operating Company equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax benefit sharing agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

        Some provisions in our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our Board may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate Directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Our corporate structure, which provides our historical Operating Company equity investors, through the shares of Class B common stock they will hold, a number of votes equal to the number of shares of common stock issuable upon exchange of their membership interests in the Operating Company, may also have the effect of delaying, deferring or preventing a future takeover or change in control of our company. The existence of these provisions and this structure could also limit the price that investors may be willing to pay in the future for shares of our common stock.

If BioFuel Energy Corp. were deemed an "investment company" under the Investment Company Act of 1940 as a result of its ownership of BioFuel Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

        If BioFuel Energy Corp. were to cease participation in the management of the Operating Company, its interest in the Operating Company could be deemed an "investment security" for purposes of the Investment Company Act of 1940, or the 1940 Act. Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. BioFuel Energy Corp. has no material assets other than its equity interest in the Operating Company. A determination that this interest was an investment security could result in BioFuel Energy Corp. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.

        The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that BioFuel Energy Corp. will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause BioFuel Energy Corp. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among BioFuel Energy Corp., the Operating Company or the historical equity investors, or any combination thereof and materially adversely affect our business, financial condition and results of operations.

Risks relating to the ownership of our common stock

The existing market for our common stock is illiquid, and we do not know whether a liquid trading market will develop.

        Prior to our initial public offering, our common stock had not been traded on a public market. Although our common stock is now listed on NASDAQ, the trading market is relatively illiquid as there are less than 6.0 million shares in publicly traded hands, exclusive of any officers, directors and affiliates. As a result, there are few institutional stockholders and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

The price of our common stock may be volatile.

        The trading price of our common stock is likely to be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

  •
  our results of operations and the performance of our competitors;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;

  •
  changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

  •
  changes in general economic conditions;

  •
  changes in market prices for our products (ethanol and distillers grains) or for our raw materials (primarily corn and natural gas);

  •
  actions of the historical equity investors, including sales of common stock by our Directors and executive officers;

  •
  actions by institutional investors trading in our stock;

  •
  disruption of our operations;

  •
  any major change in our management team;

  •
  other developments affecting us, our industry or our competitors; and

  •
  U.S. and international economic, legal and regulatory factors unrelated to our performance.

        In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price.

Certain stockholders' shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decrease significantly.

        We currently have outstanding approximately 15.9 million shares of common stock and 17.4 million shares of Class B common stock. Of these shares, the approximately 6.0 million shares we sold in our initial public offering in June 2007 are freely tradable without restriction under the Securities Act of 1933, as amended, or the Securities Act, except for any shares purchased by one of our "affiliates" as defined in Rule 144 under the Securities Act. All of the shares outstanding other than the shares sold in the initial public offering are "restricted securities" within the meaning of Rule 144 under the Securities Act and will become eligible for sale in the public market over time under Rule 144 of the Securities Act, subject to volume limitations and other restrictions contained in Rule 144. In addition, holders of these shares will have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

The historical equity investors, including some of our officers and Directors own a significant percent of our shares and will exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

        Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Accordingly, Greenlight Capital, Inc. and its affiliates, Third Point LLC and its affiliates and Cargill each control approximately 36.0%, 18.0% and 5.1% of the voting power in BioFuel Energy Corp., respectively, and our officers and Directors together control approximately 70.1% of the voting power in BioFuel Energy Corp. The shares of common stock and Class B common stock held by affiliates of Greenlight Capital, Inc. and Third Point LLC, which are controlled by our Directors David Einhorn and Daniel S. Loeb, respectively, were included in the calculation of voting power attributable to our officers and Directors. The historical equity investors (including the private purchasers), acting together, could effect substantially all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock.

        We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the development and operation of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. In addition, our bank facility imposes restrictions on the ability of the subsidiaries that will own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

        We are required to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and requirements of NASDAQ. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our Board of Directors and management. We are required to:

  •
  institute a comprehensive compliance function;

  •
  maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

  •
  design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC;

  •
  prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;

  •
  involve and retain outside counsel and accountants in the above activities; and

  •
  establish an investor relations function.

        If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities such as the SEC or NASDAQ. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Facilities

Headquarters

        Our corporate headquarters are located at 1801 Broadway, Denver, Colorado, where we currently lease approximately 6,000 square feet of office space.

Facilities under construction

        The table below provides an overview of our Wood River, Nebraska and Fairmont, Minnesota ethanol plants, which are under construction.

	Wood River Plant	Fairmont Plant
Expected date of completion	Q2 2008	Q2 2008
Annual nameplate ethanol production capacity	115 Mmgy	115 Mmgy
Ownership	100%	100%
Production process	dry-milling	dry-milling
Primary energy source	natural gas	natural gas
Estimated distillers grain production (dry equivalents) per year	360,000 tons	360,000 tons
Transportation	Union Pacific	Union Pacific

Wood River plant

        Our Wood River production plant is expected to begin operations late in the second quarter of 2008 with an initial production capacity of 115 Mmgy. We have already announced delays in construction of the plant and are aware of certain plant design issues that may impede start-up of the plants and continuous operations. We are in the process of addressing these issues. We may encounter additional delays or cost overruns that could prevent us from commencing operations as expected as a result of various factors. The plant is located on an approximately 125 acre site owned by us approximately 100 miles west of Lincoln, Nebraska. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator will provide all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective upon provisional acceptance of the plant, from Cargill pursuant to a 20-year lease.

        TIC is guaranteeing the timely construction and performance of the Wood River plant under a turnkey EPC contract pursuant to which TIC guarantees production of 110 Mmgy of anhydrous ethanol, which will equate to 115 Mmgy of fuel grade ethanol. The contract provides for liquidated damages that are capped at 100% of the contract price until substantial completion of the facility and 30% of the contract price thereafter. Pursuant to our EPC contract, TIC has obtained a performance bond from three major insurance companies in an amount equal to 100% of the contract price in order to ensure that any such liquidated damages will be available to us. TIC has also provided a one-year warranty that the plant will be free of defects in parts and workmanship. We announced in January 2008 that expected start-up of the Wood River plant had been delayed by roughly 90 days to late in the second quarter of 2008. The liquidated damages provision for not meeting the original start-up date at the Wood River site is $50,000 per day. As we approach completion of the plant, TIC has raised the possibility of the waiver of a portion of the liquidated damages in return for their achievement of certain objectives. We remain responsible for the construction of certain infrastructure outside the Wood River plant, such as a rail loop and rail connections, natural gas interconnect pipelines, water treatment facilities and grain elevator improvements. We have completed substantially all of the construction of this infrastructure and do not anticipate the process will affect our scheduled production start date.

        Our Wood River plant will transport ethanol primarily by rail and is adjacent to a rail mainline operated by the Union Pacific Railroad. A unit train loading facility capable of handling up to 110 cars has been constructed at the plant. The site is also readily accessible by road for transport of large equipment, supplies and products, and we may transport ethanol and distillers grain from the facility by truck, as needed.

        Natural gas distribution to the site's lateral pipeline will be provided from the Kinder Morgan Interstate Pipeline. Electricity to the site is being provided by the City of Wood River. We have drilled our own wells for water needed at the facility.

        The Wood River plant is well-located for the sale of distillers grain. Due to the sizeable cattle herd in the surrounding area, we estimate that up to 40% of the plant's distillers grain will be sold in wet form, which, if realized, will substantially reduce natural gas requirements. The remainder of the distillers grain sold from the plant will be dried distillers grain.

Fairmont plant

        Our Fairmont production plant is expected to begin operations late in the second quarter of 2008 with an initial production capacity of 115 Mmgy. We have already announced delays in construction of the plant and are aware of certain plant design issues that may impede start-up of the plants and continuous operations. We are in the process of addressing these issues. We may encounter additional delays or cost overruns that could prevent us from commencing operations as expected as a result of various factors. The plant is located on an approximately 200 acre site owned by us approximately 150 miles southwest of Minneapolis, Minnesota. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator will provide all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective upon provisional acceptance of the plant, from Cargill pursuant to a 20-year lease.

        TIC is guaranteeing the timely construction and performance of the Fairmont plant under a turnkey EPC contract pursuant to which TIC guarantees production of 110 Mmgy of anhydrous ethanol, which will equate to 115 Mmgy of fuel grade ethanol. The contract provides for liquidated damages that are capped at 100% of the contract price until substantial completion of the facility, and 30% of the contract price thereafter. Pursuant to our EPC contract, TIC has obtained a performance bond from three major insurance companies in an amount equal to 100% of the contract price in order to ensure that any such liquidated damages will be available to us. TIC has also provided a one-year warranty that the plant will be free of defects in parts and workmanship. We announced in January 2008 that expected start-up of the Fairmont plant had been delayed by roughly 90 days to late in the second quarter of 2008. The liquidated damages provision for not meeting the original start-up date at the Fairmont site is $55,000 per day. As we approach completion of the plant, TIC has raised the possibility of the waiver of a portion of the liquidated damages in return for their achievement of certain objectives. We remain responsible for the construction of certain infrastructure outside the Fairmont plant, such as a rail loop and rail connections, natural gas interconnect pipelines, water treatment facilities and grain elevator improvements. We have completed substantially all of the construction of this infrastructure and do not anticipate the process will affect our scheduled production start date.

        Our Fairmont plant will transport ethanol primarily by rail and is adjacent to a rail mainline operated by the Union Pacific Railroad. A unit train loading facility capable of handling up to 110 cars has been constructed at the plant. The site is also readily accessible by road for transport of large equipment, supplies and products, and we may transport ethanol and distillers grain from the facility by truck, as needed.

        Natural gas distribution will be provided to the plant's lateral pipeline from the Northern Border Interstate pipeline. Electricity to the site is being provided by Federated Rural Electric Association. Wells on the site will provide water needed at the facility.

        We expect that substantially all of the distillers grain sold from the Fairmont plant will be dried distillers grain.

Prospective Sites

        The table below provides an overview of our additional prospective sites in Alta, Iowa; Gilman, Illinois; and Atchison, Kansas. Our Alta, Gilman and Atchison sites are in various stages of permitting and development.

Location	Alta, Iowa	Gilman, Illinois	Atchison, Kansas
Production Capacity	115 Mmgy	115 Mmgy	115 Mmgy
Ownership	100%	100%	100%
Production process	dry-milling	dry-milling	dry-milling
Primary energy source	natural gas	natural gas	natural gas
Rail transportation	CN	CN and TPW	Union Pacific

        Upon commencement of construction at any of our three prospective sites, we would expect to enter into corn supply and ethanol and distillers grain marketing agreements with Cargill, similar to those we have entered into with respect to our Wood River and Fairmont plants.

Alta site

        We are evaluating a site in Alta, Iowa for the potential future construction of a 115 Mmgy dry-mill plant, to be fueled by natural gas. Land options have been secured for the facility site covering approximately 221 acres. While we have received an air permit, water appropriations and NPDES permits, we are currently engaged in the process of obtaining remaining permits and in site development. We have also completed a preliminary environmental Phase I analysis.

        The Alta site has been approved by the Iowa Department of Economic Development for an estimated $19.3 million in refunds of sales tax during construction, investment tax credits and local value-added property tax exemptions under the High Quality Jobs Creation program. We have entered into an economic development agreement with the Iowa Department of Economic Development and are in the process of negotiating the final documentation with Buena Vista County.

        The Canadian National Rail Road has approved our conceptual rail design for the Alta plant. This rail design will accommodate a 75 car unit train and has sufficient track to permit the Canadian National Rail Road to increase the unit train program to 100 cars.

        We have evaluated electric service, natural gas supply, water supply and waste discharge for the Alta plant and believe that they can be obtained without material difficulty on commercially reasonable terms.

Gilman site

        We are evaluating a site in Gilman, Illinois for the potential future construction of a 115 Mmgy dry-mill plant to be fueled by natural gas. Land options have been secured for the facility site covering approximately 100 acres. We are currently engaged in the permitting process. We have also completed a preliminary environmental Phase I analysis.

Atchison site

        We are evaluating a site in Atchison, Kansas for the potential future construction of a 115 Mmgy dry-mill plant to be fueled by natural gas. Land options have been secured for the facility site covering approximately 140 acres. While we have received an air permit, we are currently engaged in the process of obtaining remaining permits and in site development.

Potential future facility sites and acquisitions

        In addition, we expect to consider and evaluate additional projects from time to time. We also may consider purchasing existing ethanol facilities or plants in development if we believe such acquisitions would enhance our business or our strategic position in the industry. We also intend to evaluate opportunities to acquire additional ethanol storage or distribution facilities and related infrastructure.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        We completed an initial public offering, or "IPO", of shares of our common stock in June 2007. Our common stock trades on the NASDAQ Global Market under the symbol "BIOF." The following table sets forth the high and low closing prices for the common stock as reported on the NASDAQ Global Market for the quarterly periods since our IPO. These prices do not include retail markups, markdowns or commissions.

Year ended, December 31, 2007	High	Low
Second Quarter (since June 14, 2007)	$10.65	$10.20
Third Quarter	$11.33	$5.47
Fourth Quarter	$7.29	$4.04

        On March 7, 2008, the closing price of our common stock was $4.25. As of March 3, 2008, there were approximately 28 shareholders of record of our common stock and 45 shareholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of March 10, 2008, there were 15,326,242 common shares outstanding, net of 667,882 shares held in treasury, and 17,396,686 Class B common shares outstanding.

Use of Proceeds from Registered Securities

        In connection with our initial public offering, our Registration Statement on Form S-1 (Registration No. 333-139203) became effective on June 14, 2007. Pursuant to the Registration Statement, we registered 6,037,500 shares at a proposed maximum offering price per share of $10.50 for a total maximum aggregate offering price of $63,393,750. The initial public offering was completed on June 19, 2007. We sold an aggregate of 5,250,000 shares of common stock at $10.50 per share in our initial public offering. The underwriters for the offering were J.P. Morgan Securities Inc., Citigroup Global Markets Inc., A.G. Edwards & Sons, Inc., Bear, Stearns & Co. Inc., and Cowen and Company, LLC. We sold an additional 787,500 shares of common stock at $10.50 per share pursuant to the exercise of the underwriters' over-allotment option on July 12, 2007.

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

        We expect that the net proceeds may be used to fund a portion of the construction costs of a third plant, or the acquisition of an existing plant or plant assets under development owned by others. However, prior to the time funds are required for construction of this plant or any acquisitions, we may use them to repay subordinated debt or defer borrowings under our bank construction loans for the Wood River and Fairmont plants. We have used $30.0 million of the net proceeds to repay outstanding subordinated debt through December 31, 2007.

Repurchases of Equity Securities

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company's common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 10, 2008, the Company had repurchased 667,882 shares at an average price of $5.58 per share, leaving $3,750,000 available under the basket for future repurchases.

        The share repurchases made from inception of the buyback program through December 31, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans
10/15/07 - 10/31/07	59,442	$5.18	59,442	$7,190,000
11/01/07 - 11/30/07	152,240	$4.47	152,240	$6,504,000
12/01/07 - 12/31/07	182,364	$5.70	182,364	$5,460,000

Total	394,046	$5.15	394,046	$5,460,000

(1)
Pursuant to Repurchase Plan announced on October 15, 2007.

Dividend Policy

        We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the development and operation of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board of Directors deems relevant. In addition, our bank facility imposes restrictions on the ability of the subsidiaries that will own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

        BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership interests in the Operating Company. We intend to cause the Operating Company to make distributions to BioFuel Energy Corp. in an amount sufficient to cover dividends, if any, declared by us. If the Operating Company makes such distributions, the historical Operating Company equity investors will be entitled to receive equivalent distributions from the Operating Company on their membership interests. To ensure that our public stockholders are treated fairly with the historical Operating Company equity investors, our charter requires that all distributions received from the Operating Company, other than distributions to cover tax obligations and other corporate expenses, will be dividended to holders of our common stock.

Equity Compensation Plans

        The information required by this item concerning equity compensation plans is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data of BioFuel Energy Corp. as of December 31, 2006 and 2007 and from inception on April 11, 2006 through December 31, 2006 and the year ended December 31, 2007 has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

        You should read the selected historical financial data in conjunction with the information included under the heading "Management's discussion and analysis of financial condition and results of operations" and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31, 2007	From Inception on April 11, 2006 Through December 31, 2006	From Inception on April 11, 2006 Through December 31, 2007
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$—	$—	$—
Cost of goods sold	—	—	—
Operating expenses	—	—	—
Operating loss	—	—	—
General and administrative expenses
Compensation expense	(5,379)	(7,712)	(13,091)
Other expense	(3,836)	(1,450)	(5,286)
Interest income	1,812	11	1,823
Minority interest	4,982	6,817	11,799

Net loss	(2,421)	(2,334)	(4,755)
Beneficial conversion charge	(1,327)	—	(1,327)

Net loss to common shareholders	$(3,748)	$(2,334)	$(6,082)

Loss per share—basic and diluted	$(0.35)	$(0.46)	$(0.73)

	As of December 31,
	2007	2006
	(in thousands)
Balance Sheet Data
Cash and equivalents	$55,987	$27,239
Current assets	56,181	27,708
Property, plant and equipment, net	276,785	82,892
Total assets	344,099	121,481
Current liabilities	24,814	19,818
Long-term debt, net of current portion	122,440	—
Total liabilities	153,629	22,835
Minority Interest	68,799	74,027
Stockholders' equity	121,671	24,619
Total liabilities and stockholders' equity	344,099	121,481

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

Overview

        We are a recently formed company whose ultimate goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 Mmgy ethanol plants in the Midwestern corn belt. We had planned to begin construction of a third plant. However, plans to begin construction on a third plant have been delayed due to conditions within the ethanol industry, primarily high corn prices, low ethanol prices, and high construction costs. We will continue to evaluate the attractiveness of initiating construction of additional plants. We hold prospective sites in Alta, Iowa; Gilman, Illinois; and Atchison, Kansas on which we can build additional plants. At each, land has been optioned and permit filings have begun. In addition, Cargill has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities at each of the locations. All five sites, including the two on which we are building, were selected primarily based on access to favorably priced corn, the availability of rail transportation and natural gas and Cargill's competitive position in the area.

        While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions. We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

        We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the Operating Company, which is itself a holding company and indirectly owns all of our operating assets. The financial statements contained elsewhere in this annual report primarily reflect certain start-up costs, fees and expenses incurred by the Operating Company, the initial costs incurred in connection with the preparation for, and commencement of, construction of our Wood River and Fairmont ethanol facilities, senior and subordinated debt borrowings and the equity contributions received by the Operating Company.

        We have engineering, procurement and construction, or EPC, contracts with TIC Wyoming for the construction of our Wood River and Fairmont ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants has begun, and as of December 31, 2007, we had invested approximately $129.4 million in the construction of the Wood River plant and approximately $134.4 million in the construction of the Fairmont plant. Spending on construction of the Wood River and Fairmont plants is expected to total approximately $320 million to $330 million. Based on these estimates, the per gallon of capacity costs of construction would be approximately $1.45. We currently anticipate that both plants will begin commercial operations late in the second quarter of 2008. In January 2008, we announced that the start-up of the two plants was expected to be delayed roughly 90 days. If we encounter significant difficulties or further delays in constructing our plants, our results of operations and financial condition could be materially harmed. Please see "Risk Factors" in this Form 10-K for a description of certain facts that could cause our projects to be delayed. We may also be required to borrow additional funds to replace lost revenues in conjunction with any such further delays. Furthermore, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may terminate, or seek to renegotiate the terms of, its commercial agreements with us with respect to the relevant facility.

Revenues

        Our primary source of revenue will be the sale of ethanol. We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our ethanol will be largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little if any control. Ethanol prices are extremely volatile. From January 1, 2005 to December 31, 2007, the ethanol Bloomberg rack prices have risen from a low of $1.18 per gallon in April 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.15 per gallon during this three year period. As of February 29, 2008 the CBOT spot price of ethanol was $2.32 per gallon.

        We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our distillers grain will be largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally to be used as animal feed. The distillers grain is sold by the ton and can either be sold "wet" or "dry". From 2005 through 2007, dry distillers grain has sold for an average price of $82.00 per ton and is currently selling for $145.00 per ton.

Cost of goods sold and gross profit

        Our gross profit will be derived from our revenues less our cost of goods sold. Our cost of goods sold will be affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of weather, market demand, regulation and general economic conditions.

        Corn will be our most significant raw material cost. In general, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From January 1, 2005 to December 31, 2007, the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $4.26 per bushel in December 2007 and averaged $2.65 per bushel during this three year period. As of February 29, 2008 the CBOT spot price of corn was $5.46 per bushel.

        We will purchase natural gas to power steam generation in our ethanol production process and fuel for our dryers to dry our distillers grain. Natural gas will represent our second largest operating cost after corn, and natural gas prices are extremely volatile. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2005 to December 31, 2007, the spot price of natural gas has risen from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $7.51 per Mmbtu during this three year period. As of February 29, 2008 the NYMEX spot price of natural gas was $9.37 per Mmbtu.

        We will include corn procurement fees that we pay to Cargill in our cost of goods sold. Other cost of goods sold will primarily consist of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

Spread between ethanol and corn prices

        Our gross profit will depend principally on our "crush spread", which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, we expect each bushel of corn to produce approximately

2.7 gallons of fuel grade ethanol. Based on the price of a bushel of corn at February 29, 2008 of $5.46, the cost of corn per gallon of ethanol would be approximately $2.04 (.37 bushels per gallon × $5.46). As such, the "crush spread" would be $0.28 per gallon based on the February 29, 2008 ethanol price of $2.32 per gallon.

        During the first half of 2006, the spread between ethanol and corn prices reached historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage. In early 2008, the spread has since fallen back to $0.28 as of February 29, 2008 due largely to the significant increase in corn prices, averaging over $5.25 per bushel. Any increase or decrease in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third-party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and listing and transfer agent fees.

Results of operations

        The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the year ended December 31, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements contained in this Form 10-K. We are a new company with no material operating results to date.

        We acquired BioFuel Solutions Delaware in 2006. BioFuel Solutions Delaware performed development services in connection with ethanol projects that were unrelated to our planned business and began initial development of the plants in Fairmont and Wood River. Total revenues of BioFuel Solutions Delaware prior to its acquisition by the Operating Company were approximately $1.0 million.

        At December 31, 2007, the Company owned 47.9% of the Operating Company and the remainder is owned by our founders and original equity investors. The Company is the primary beneficiary of the Operating Company and therefore consolidates the results of the Operating Company. The amount of income or loss allocable to the 52.1% holders is reported as minority interest in our Consolidated Statement of Loss. The Operating Company has been arranging financing for and initiating construction of our first two ethanol plants as well as development work on our additional plant sites.

        From its inception on April 11, 2006 through December 31, 2007, after consideration of minority interest, the Company incurred a net loss of $4,755,000 and a net loss distributable to common shareholders of $6,082,000. This loss was primarily due to general and administrative expenses of $18,377,000, of which $13,091,000 was compensation. Compensation expense includes a non-cash charge of $7,465,000 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the Operating Company agreement and for tax purposes) which were expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder in 2006, who has since left the Operating Company, for work performed in connection with the formation of the Operating Company and initial financing. Expenses were partially offset by $1,823,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $11,799,000 reduction due to the minority interest's portion of the loss. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

        From its inception on April 11, 2006 through December 31, 2006, after consideration of minority interest, the Company incurred a net loss of $2,334,000. This loss was primarily due to general and administrative expenses of $9,162,000, of which $7,712,000 was compensation primarily attributed to the estimated value of the Operating Company units awarded to the founders and other management. Compensation expense includes a non-cash charge of $6,095,000 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the Operating Company agreement and for tax purposes) which were expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder, who has since left the Operating Company, for work performed in connection with the formation of the Operating Company and initial financing. Expenses were partially offset by $11,000 of interest income and the $6,817,000 reduction due to the minority interest's portion of the loss.

        For the year ended December 31, 2007, after consideration of minority interest, the Company incurred a net loss of $2,421,000 and a net loss distributable to common shareholders of $3,748,000. The loss was primarily due to general and administrative expenses of $9,215,000, of which $5,379,000 was compensation. Compensation expense includes a non-cash charge of $1,370,000 related to share-based payments awarded to certain officers and employees during the year. These share-based payments include issuance of membership interests (prior to our initial public offering) which were expensed under generally accepted accounting principles and for stock options and restricted stock awarded to certain officers and employees. Expenses were partially offset by $1,812,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $4,982,000 reduction due to the minority interest in the loss. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

        For the period from inception of the Operating Company to December 31, 2006, we issued 425,000 Class M units, 2,103,118 Class C units and 676,039 Class D units to our founding members and key employees and recorded compensation expense of $6,095,000. During the first quarter of 2007, we issued 85,000 Class C Units and 30,000 Class D Units to two officers and recorded compensation expense of $588,000. During the second quarter of 2007, we issued 27,507 Class C Units and 7,503 Class D Units to certain officers and employees and recorded compensation expense of $267,000. Additional compensation expense related to stock options and restricted stock grants of $286,000 and $229,000 was recorded during 2007 subsequent to the Company's initial public offering in June. Compensation expense was determined based on the estimated fair value of the awards at the date of grant. The valuation of the membership units required an estimation of the fair value of the Company's total invested capital at each date the membership units were awarded to management. These estimates of the fair value of the Company's total invested capital were made by discounting projected cash flows through December 2014. These cash flows were based on estimates made by management of future sales volume, prices, inflation and capital spending requirements. The rates used to discount the cash flows at each valuation date were based on a projected weighted average cost of capital. The projected weighted average cost of capital required estimates of the required rates of return on equity and debt and projections of our capital structure. Once the fair value of the total invested capital at each valuation date was determined, it was allocated among our debt and equity holders through a series of call options. The Black-Scholes option pricing model was used to value these call options. The key assumptions used in the Black-Scholes calculation were the expected time to a liquidity event, the implied volatilities of comparable companies and the risk-free rate of return during the expected term of the options.

Liquidity and capital resources

        Our cash flows from operating, investing and financing activities during the year ended December 31, 2007 and the period from inception through December 31, 2007 are summarized below (in thousands):

	For the Year Ended, December 31, 2007	From Inception on April 11, 2006 through December 31, 2007
Cash provided by (used in):
Operating activities	$(5,607)	$(8,831)
Investing activities	(190,686)	(250,839)
Financing activities	225,041	315,657

Net increase in cash and equivalents	$28,748	$55,987

        Cash used in operating activities consisted primarily of compensation paid to our employees and expenses incurred by our corporate office. Expenditures incurred under investing activities related primarily to the construction of our Wood River and Fairmont ethanol plants. Cash provided by financing activities consisted of proceeds of equity investments made by our historical equity investors in 2006, proceeds from our initial public offering and concurrent private placement in 2007, and borrowings under our bank facility and subordinated debt in 2007, less equity and debt issuance costs and distributions to certain owners of our predecessor company. We expect to fund the completion of our Wood River and Fairmont plants and meet our operating needs with our available capital resources as summarized in the following table (in thousands):

December 31, 2007
Cash and equivalents	$55,987
Available under bank facility	126,000

        Our principal sources of liquidity at December 31, 2007 consist of cash and equivalents and available borrowings under our bank facility. Our existing balance of cash and equivalents at December 31, 2006 consisted entirely of proceeds of equity investments made by the historical equity investors. Our balance of cash and equivalents at December 31, 2007 consisted of proceeds of subordinated debt borrowings and our initial public offering and concurrent private placement.

        In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock, or the offering, and the private placement of 4,250,000 shares of our common stock to the Company's three largest pre-existing shareholders, or the private placement, at a gross per share price of $10.50, resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering and the private placement were transferred to the Operating Company as contributed capital subsequent to the offering. With these proceeds, the Company retired $30.0 million of its subordinated debt, leaving $20.0 million outstanding.

        Our principal liquidity needs are expected to be the construction of our planned production facilities, debt service requirements of our indebtedness, funding our share repurchase program, margin deposits associated with hedging programs and general corporate purposes.

        We believe that our cash and equivalents, including the retained net proceeds from the offering and the private placement, when combined with funds available under our bank facility, will be sufficient to meet our cash requirements for the next twelve months, including the costs to complete our Wood River and Fairmont plants.

Stock repurchase plan

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company's common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. As of December 31, 2007, the Company had repurchased 394,046 shares at an average price of $5.15 per share. From the inception of the buyback program through March 10, 2008, the Company had repurchased 667,882 shares at an average price of $5.58 per share, leaving $3,750,000 available under the repurchase basket. The shares repurchased are being held as treasury stock.

Construction

        We currently have two ethanol plants under construction. We also have three additional sites available for the possible construction of plants. We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete Wood River and Fairmont will be approximately $320 million to $330 million. At January 1, 2008, the estimated remaining costs to complete Wood River and Fairmont, exclusive of corporate overhead and financing charges, approximated $56 million to $66 million, which is expected to be funded with borrowings under our existing bank facility.

        In connection with the formation of the Company, we secured a $50.0 million subordinated debt facility. Subsequently, we entered into a $230.0 million bank facility in connection with the construction of our Wood River and Fairmont facilities. The full $50.0 million of available subordinated debt had been drawn by May 2007 when we made our initial bank borrowing. In July 2007, we repaid $30.0 million of the subordinated debt with a portion of the proceeds of our initial public offering. If we proceed with construction of a third plant or acquire existing plants or other assets, we will need to secure additional financing. There can be no assurance that such financing will be able to be obtained on acceptable terms, if at all.

        We expect to complete the construction of our Wood River facility late in the second quarter of 2008. We have spent approximately $129.4 million on total project costs relating to the Wood River facility as of December 31, 2007. We expect to make additional capital expenditures in 2008 of approximately $21 million to $26 million in connection with the total project costs relating to our Wood River facility. We expect to complete the construction of our Fairmont facility late in the second quarter of 2008. We have spent approximately $134.4 million on total project costs relating to the Fairmont facility as of December 31, 2007. We expect to make additional capital expenditures in 2008 of approximately $35 million to $40 million in connection with the total project costs relating to our Fairmont facility. To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds of the offering and the private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of the Wood River and Fairmont facilities. As of December 31, 2007, $104.0 million was outstanding under our bank facility and $20.0 million was outstanding under our subordinated loan agreement.

Tax and our tax benefit sharing agreement

        We expect that, as a result of future exchanges of membership interests in the Operating Company for shares of our common stock, the tax basis of the Operating Company's assets attributable to our interest in the Operating Company will be increased. These increases in tax basis will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the Operating Company membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the

IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through December 31, 2007. The amount of any potential increases in tax basis and the resulting recording of tax assets is dependent upon the share price of our common stock at the time of the exchange of the membership interests in the Operating Company for shares of our common stock.

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

        Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical Operating Company equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical Operating Company equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical Operating Company equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the price of our common stock at the time of the exchange and the amount and timing of our income. We expect that, as a result of the size of the increases of the tangible and intangible assets of the Operating Company attributable to our interest in the Operating Company, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical Operating Company equity investors could be substantial.

Bank facility

        In September 2006, certain of our subsidiaries entered into a $230.0 million bank facility with BNP Paribas and a syndicate of lenders (our Senior Debt) to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the Operating Company is a party to the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the bank facility.

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

        Our bank facility also includes working capital loans of up to $20.0 million, a portion of which may be available to us in the form of letters of credit. The working capital loans will be available to pay certain operating expenses of the Wood River and Fairmont plants, or alternative plants, as the case may be, with up to $5.0 million becoming available upon mechanical completion of a plant, up to

$10.0 million becoming available upon provisional acceptance of a plant and the full $20.0 million becoming available upon conversion of the construction loans to term loans. The working capital loans will mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011. No amounts have been borrowed as of December 31, 2007 under the working capital loans.

        Although we have commenced borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continued compliance with debt covenants and provision of engineers' reports satisfactory to the lenders. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders.

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

        Interest rates on each of the loans under our bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% and (ii) BNP Paribas's prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts will bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at December 31, 2007 was 8.0%.

        The bank facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the projects, the project agreements or the budgets relating to the projects. Upon conversion from a construction loan to a term loan, the Company will be required to establish some collateral deposit accounts maintained by an agent of the banks. Our revenues will be deposited into these accounts. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

        We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees.

        Debt issuance fees and expenses of approximately $8.0 million ($6.8 million, net of accumulated amortization) have been incurred with the Senior Debt at December 31, 2007. These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

        As of December 31, 2007, we had $104.0 million of outstanding borrowings under our bank facility.

Subordinated debt agreement

        In September 2006, the Operating Company entered into a subordinated debt agreement with certain affiliates of Greenlight Capital, Inc. and Third Point LLC. The subordinated debt agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our Wood River and Fairmont Plants. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed.

        The payments due under our subordinated debt agreement are secured by the subsidiary equity interests owned by the Operating Company and are fully and unconditionally guaranteed by all of the Operating Company's subsidiaries. The guarantees are subordinated to the obligations of these subsidiaries under our bank facility.

        Interest on outstanding borrowings under our subordinated debt agreement accrues at a rate of 15.0% per annum and is due on the last day of each calendar quarter. If an event of default occurs, interest will accrue at a rate of 17.0% per annum.

        All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the offering proceeds, leaving $20.0 million of subordinated debt outstanding at December 31, 2007. This resulted in additional amortization of deferred fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

        Debt issuance fees and expenses of approximately $5.5 million ($2.0 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at December 31, 2007. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

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

Letters of credit

        The Company had a letter of credit for $2,155,000 outstanding as of December 31, 2007. This letter of credit has been placed as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant and is secured by a certificate of deposit in the same amount, which will automatically renew each year.

Off-balance sheet arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

        The following summarizes our significant contractual obligations with respect to our Wood River and Fairmont plants as of December 31, 2007.

	Payments due by period
Type of obligation (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
EPC contracts(1)	$46,836	$46,836	$—	$—	$—
Construction contracts(2)	2,643	808	1,762	73	—
Operating leases(3)	107,375	6,700	17,873	17,858	64,944
Capital lease obligation(4)	8,966	299	598	598	7,471
Minimum energy purchases(4)	15,660	1,632	3,264	3,264	7,500
Purchase obligations(5)	48,000	1,200	4,800	4,800	37,200
Repayment of debt(6)	124,000	1,560	11,924	10,536	99,980
Interest(7)	63,256	9,396	18,222	16,800	18,838
Amortization of tax financing(8)	6,051	228	978	979	3,866
Minimum commissions(9)	—	—	—	—	—

Total contractual obligations	$422,787	$68,659	$59,421	$54,908	$239,799

(1)
We have entered into engineering, procurement and construction contracts, or EPC contracts, covering the construction of our Wood River and Fairmont plants. The obligations reported are the remaining amounts payable under the existing EPC contracts and include the retainage amounts reported in our consolidated balance sheet.

(2)
We have entered into a construction contract with Constellation Energy, Inc. for the construction of a natural gas lateral pipeline at our Wood River plant. Construction on the project was completed in the first quarter of 2008. The contract price for the Constellation pipeline is payable in installments over 36 months beginning in the first quarter of 2008. This obligation may be repaid early without penalty.

(3)
We have entered into agreements with Cargill to lease corn storage facilities adjacent to our Wood River and Fairmont plants, effective in the second quarter of 2008. We expect to pay Cargill approximately $1,000,000 per year to lease our facility in Wood River, and $800,000 per year to lease our facility in Fairmont provided the applicable corn supply agreement remains in effect. We have also entered into agreements to lease a total of 875 railroad cars. Pursuant to these lease agreements, beginning in the second quarter of 2008 we will pay approximately $7.1 million annually for ten years. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.

(4)
We have entered into an agreement for electrical service for our Fairmont plant under which we will pay, beginning in the first quarter of 2008, a monthly facilities charge of approximately $25,000 and a minimum monthly electric service charge of $25,000 for the 30-year term of the agreement to cover the investment expected to be made by the utility in order to provide electrical service to the plant. We have also entered into an agreement for electrical service for our Wood River plant under which we will pay, beginning in the first quarter of 2008, a monthly facilities charge of approximately $111,000 for a 5-year term to cover the investment expected to be made by the utility in order to provide electrical service to the plant.

(5)
We have corn supply agreements with Cargill for our Wood River and Fairmont plants under which we will pay Cargill minimum origination fees of $1.2 million annually for each plant for a 20-year term.

(6)
Under our bank facility, we are scheduled to repay principal at 6% per annum, beginning in the fourth quarter of 2008, with quarterly payments through September 2014, at which point all remaining principal is due. The subordinated debt principal is not due until 2015.

(7)
Under our bank facility we generally pay interest on a monthly basis. Amounts have been estimated based on a per annum interest rate of 6.15% (Libor + 300 basis points) and are based on the scheduled principal payments and payment in full in 2014. Under our subordinated debt agreement, we pay interest on a quarterly basis at a 15.0% rate per annum. Under our bank facility, we will pay a commitment fee of 0.50% per annum, payable quarterly, on the daily average unused portion of the facility.

(8)
Under our tax increment financing, principal will be amortized over approximately 13 years, the term of the financing. The financing liability will be reduced as property tax payments are made to the City of Wood River.

(9)
We have entered into a tax benefit sharing agreement with our historical Operating Company equity investors that will provide for a sharing of tax benefits between the Company and the historical Operating Company equity investors. Payments under the tax benefit sharing agreement have not been reflected due to the uncertainty in amounts and timing of such payments, if any.

Summary of critical accounting policies and significant estimates

        The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to these financial statements is a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

Recoverability of property, plant and equipment

        We are in the process of making a significant investment in property, plant and equipment and may make additional significant investments in the future. Two facilities are under construction, and we have acquired land options and are permitting the property on which up to three additional plants may be constructed. We evaluate the recoverability of fixed assets whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

        Management must continuously assess whether or not circumstances require a formal evaluation of the recoverability of our property, plant and equipment. In analyzing impairment, management must estimate future ethanol and distillers grain sales volume, ethanol and distillers grain prices, corn and natural gas prices, inflation and capital spending, among other factors. These estimates involve inherent uncertainties, and the measurement of the recoverability of the cost of our property, plant and equipment is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. All assumptions made with respect to ethanol production and any associated operating margins contain additional uncertainty as our plants are not currently operating and are not expected to become operational until late in the second quarter of 2008. Certain of the operating assumptions will be particularly sensitive and subject to change as the ethanol industry develops.

        We have not recognized an impairment on any of our property, plant and equipment from our inception through December 31, 2007. However, in the event that the current high corn prices and low ethanol prices persists for an extended period, the Company may be required to record an impairment in the future.

Share-based compensation

        We account for the issuance and exchanges of equity instruments for employee services in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The key assumptions generally used in the Black-Scholes calculations include the expected term, the estimated volatility of our common stock, the vesting schedule and the risk-free rate of return during the expected term. Additionally, we are required to estimate the expected forfeiture rate, as we recognize expense only for those shares or stock options expected to vest. Due to the uncertainties inherent in these estimates, the amount of compensation expense to be recorded will be dependent on the assumptions used in making the estimates.

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects SFAS 157 to affect its discounted cash flow analysis and future impairment analysis. Whether or not this pronouncement results in a material change in the impairment analysis will depend on market conditions at the time of the fair value measurement.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-including an amendment of FAS 115, or SFAS 159. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 will be effective for the Company on January 1, 2008. As the Company has determined it will not elect the fair value option under SFAS 159, this pronouncement will have no impact on its consolidated results of operations, cash flows or financial position.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141. However, SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method) to both identify the acquirer for every business combination and recognize intangible assets acquired separately from goodwill, based on the contractual-legal and separability criteria. SFAS 141R will be effective for the Company on January 1, 2009. The effect of adopting SFAS 141R will depend on the terms and timing of future acquisitions, if any.

        In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position, however, at December 31, 2007 the Company had $68.8 million of minority interest liability that under the provisions of SFAS 160, would be presented as a component of stockholders' equity.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107, or SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. SAB 110 allows a company to extend the use of the simplified method beyond December 31, 2007, as originally identified in SAB 107. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond December 31, 2007.

Inflation

        Due to our lack of operating history, inflation has not yet affected our operating results. However, construction costs, costs of goods sold, taxes, repairs, maintenance, salaries and wages and insurance are all subject to inflationary pressures and could adversely affect our ability to construct our planned ethanol production facilities, our ability to maintain our facilities adequately once built and our business and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We will be subject to significant risks relating to the prices of four primary commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grain, our principal products. These commodities are also subject to geographic basis differentials, which can vary considerably. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws and regulations. Distillers grain prices tend to be influenced by the prices of alternative animal feeds. However, in the short to intermediate term, logistical issues may have a significant impact on ethanol prices. In addition, the acceptance by livestock operators of the anticipated sharp increase in quantities of distillers grain production as new ethanol plants become operational could significantly depress its price.

        Lower ethanol prices will tend to result in lower profit margins. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2005 to December 31, 2007, the ethanol Bloomberg rack prices have risen from a low of $1.18 per gallon in April 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.15 per gallon during this three year period. As of February 29, 2008, the CBOT spot price of ethanol was $2.32 per gallon.

        Lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally, to be used as animal feed. Distillers grain is sold by the ton and can either be sold "wet" or "dry". From 2005 through 2007, dry distillers grain has sold for an average price of $82.00 per ton and is currently selling for $145.00 per ton.

        Higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using an average corn price of $5.00 per bushel, we estimate that corn will represent approximately 75% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From January 1, 2005 to December 31, 2007, the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $4.26 per bushel in December 2007 and averaged $2.65 per bushel during this three year period. As of February 29, 2008, the CBOT spot price of corn was $5.46 per bushel.

        Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using an average corn price of $5.00 per bushel and an average price of $8.40 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 11% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2005 to December 31, 2007, the spot price of natural gas has risen from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $7.51 per Mmbtu during this three year period. As of February 29, 2008 the NYMEX spot price of natural gas was $9.37 per Mmbtu.

        To reduce the risks implicit in price fluctuations of the four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. It is unlikely that we will enter into material commodity hedges until production at our plants begins or is imminent. Thereafter, we currently anticipate hedging between 40% and 80% of our commodity price exposure on a rolling 6 to 18 month basis. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill's risk management and futures advisory services and utilize its trading capabilities. It should be recognized that while there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grain currently exists. Consequently, our hedging of ethanol and distillers grain may be limited by the market. Due to the Company's limited operating history and lack of revenues, obtaining credit from potential third-party brokerage companies with respect to hedging transactions will be difficult. Due to the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company will be limited in its ability to hedge with third-party brokers for at least six months after the plants become operational.

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

        We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period. The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the Operating Company's fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. As of December 31, 2007, we had borrowed $104.0 million under our bank facility and $20.0 million under our subordinated loan agreement. Consequently, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $440,000 on our annual interest expense.

        At December 31, 2007, we had $54.4 million invested in money market mutual funds and a certificate of deposit for $2.2 million held at one financial institution, which is in excess of FDIC insurance limits. The money market mutual funds are not invested in any auction rate securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

        We have audited the accompanying consolidated balance sheet of BioFuel Energy Corp. (a Delaware corporation and development stage company) and subsidiaries (collectively, the "Company") as of December 31, 2007, and the related consolidated statements of loss, stockholders' equity and comprehensive loss, and cash flows for the year then ended and for the period from inception (April 11, 2006) to December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The Company's financial statements as of December 31, 2006 and for the period from inception (April 11, 2006) to December 31, 2006 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 14, 2007 (June 14, 2007 as to the effects of the stock split described in Note 1). The financial statements for the period from inception (April 11, 2006) to December 31, 2006 reflect cumulative net losses of $2,333,622 of the cumulative totals. The other auditors' report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such period, is based solely on the report of the other auditors.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended and for the period from inception (April 11, 2006) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

        We have audited the accompanying consolidated balance sheet of BioFuel Energy Corp. and subsidiaries (a development stage company) (the "Company") as of December 31, 2006, and the related consolidated statements of loss, stockholders' equity and comprehensive loss, and cash flows for the period from April 11, 2006 (inception) through December 31, 2006. Our audit also included the financial statement schedule listed in the index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the period from April 11, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 14, 2007 (June 14, 2007 as to the effects of the stock split described in Note 1)

BioFuel Energy Corp.
(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$55,987	$27,239
Prepaid expenses	194	469

Total current assets	56,181	27,708
Property, plant and equipment, net	276,785	82,892
Restricted cash	2,155	—
Debt issuance costs, net	8,852	9,404
Deferred offering costs	—	1,470
Other assets	126	7

Total assets	$344,099	$121,481

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$10,429	$17,411
Construction retainage	11,536	—
Accrued legal fees	—	1,761
Current portion of long-term debt	1,560	—
Current portion of hedging liability	424	—
Current portion of tax increment financing	228	—
Other	637	646

Total current liabilities	24,814	19,818
Construction retainage	—	3,017
Long-term debt, net of current portion	122,440	—
Tax increment financing, net of current portion	5,823	—
Hedging liability	525	—
Deferred compensation	27	—

Total liabilities	153,629	22,835
Minority interest	68,799	74,027
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 15,994,124 shares outstanding at December 31, 2007 and 5,042,104 shares outstanding at December 31, 2006	160	50
Class B common stock, $0.01 par value; 50.0 million shares authorized and 17,396,686 shares outstanding at December 31, 2007; and no shares authorized or outstanding at December 31, 2006	174	—
Less Common stock held in treasury, at cost, 394,046 shares at December 31, 2007 and no shares at December 31, 2006	(2,040)	—
Additional paid-in capital	130,409	26,903
Accumulated other comprehensive loss	(950)	—
Deficit accumulated during development stage	(6,082)	(2,334)

Total stockholders' equity	121,671	24,619

Total liabilities and stockholders' equity	$344,099	$121,481

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)

Consolidated Statements of Loss

(in thousands, except per share data)

	Year Ended, December 31, 2007	From Inception on April 11, 2006 through December 31, 2006	From Inception on April 11, 2006 through December 31, 2007
General and administrative expenses:
Compensation expense	$(5,379)	$(7,712)	$(13,091)
Other	(3,836)	(1,450)	(5,286)
Interest income	1,812	11	1,823
Minority interest in loss of BioFuel Energy, LLC	4,982	6,817	11,799

Net loss	(2,421)	(2,334)	(4,755)
Beneficial conversion charge	(1,327)	—	(1,327)

Net loss to common shareholders	$(3,748)	$(2,334)	$(6,082)

Loss per share—basic and diluted	$(0.35)	$(0.46)	$(0.73)

Weighted average shares outstanding
Basic	10,643	5,042	8,287
Diluted	10,643	5,042	8,287

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)

Consolidated Statement of Stockholders' Equity and Comprehensive Loss

From Inception on April 11, 2006 through December 31, 2007
(in thousands, except share data)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at inception	—	$—	—	$—	$—	$—	$—	$—	$—
Sale of common stock	5,042,104	50	—	—	—	26,903	—	—	26,953
Net loss	—	—	—	—	—	—	(2,334)	—	(2,334)

Balance at December 31, 2006	5,042,104	50	—	—	—	26,903	(2,334)	—	24,619
Sale of common stock, net of expenses	10,287,500	103	—	—	—	100,745	—	—	100,848
Stock based compensation	—	—	—	—	—	515	—	—	515
Issuance of Class B common shares	—	—	17,957,896	180	—	(180)	—	—	—
Issuance of restricted stock	103,310	1	—	—	—	(1)	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,040)	—	—	—	(2,040)
Issuance of LLC units to management	—	—	—	—	—	193	—	—	193
Exchange of Class B shares to common	561,210	6	(561,210)	(6)	—	2,234	—	—	2,234
Beneficial conversion charge	—	—	—	—	—	—	(1,327)	—	(1,327)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	40	40
Change in hedging liability fair value	—	—	—	—	—	—	—	(990)	(990)
Net loss	—	—	—	—	—	—	(2,421)	—	(2,421)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,371)

Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$121,671

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended, December 31, 2007	From Inception on April 11, 2006 through December 31, 2006	From Inception on April 11, 2006 through December 31, 2007
Cash flows from operating activities
Net loss	$(2,421)	$(2,334)	$(4,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(4,982)	(6,817)	(11,799)
Share based compensation expense	1,370	6,095	7,465
Depreciation	79	5	84
Other	—	42	42
Changes in operating assets and liabilities, excluding the effects of acquisitions
Decrease (increase) in prepaid expenses	448	(469)	(21)
Increase in accounts payable	414	149	563
Increase (decrease) in accrued legal fees	(144)	7	(137)
Increase (decrease) in other current liabilities	(277)	106	(171)
Increase in other assets and liabilities	(94)	(8)	(102)

Net cash used in operating activities	(5,607)	(3,224)	(8,831)

Cash flows from investing activities
Capital expenditures	(188,531)	(58,653)	(247,184)
Increase in restricted cash	(2,155)	—	(2,155)
Cash paid for acquisition, net of cash acquired	—	(1,500)	(1,500)

Net cash used in investing activities	(190,686)	(60,153)	(250,839)

Cash flows from financing activities
Proceeds from sale of common stock	103,581	26,953	130,534
Proceeds from sale of minority interest in BioFuel Energy, LLC	—	75,171	75,171
Proceeds from issuance of debt	154,000	—	154,000
Repayment of debt	(30,000)	—	(30,000)
Proceeds from tax increment financing	6,051	—	6,051
Payment of offering costs	(2,513)	(412)	(2,925)
Payment of debt issuance costs	(4,038)	(9,104)	(13,142)
Purchase of treasury stock	(2,040)	—	(2,040)
Payments to predecessor owners	—	(1,992)	(1,992)

Net cash provided by financing activities	225,041	90,616	315,657

Net increase in cash and equivalents	28,748	27,239	55,987
Cash and equivalents, beginning of period	27,239	—	—

Cash and equivalents, end of period	$55,987	$27,239	$55,987

Cash paid for interest	$6,396	$—	$6,396
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$18,395	$22,744	$21,412
Additions to debt and deferred offering costs unpaid during period	11	1,761	11

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

        BioFuel Energy Corp. (the "Company", "we", "our" or "us") is a development stage company whose goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 million gallons per year ("Mmgy") ethanol plants in the Midwestern corn belt. At each location, Cargill, Incorporated, ("Cargill"), with whom we have an extensive relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities. Three similar sites are being evaluated in anticipation of the possible construction of additional plants. All five sites were selected primarily based on access to favorably priced corn as well as availability of rail transportation and natural gas. While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions. We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

        From inception, we have worked closely with Cargill, one of the world's leading agribusiness companies. Cargill will handle corn procurement, marketing of ethanol and distillers grain and transportation logistics for our two initial plants under long-term contracts. In addition, we will lease their adjacent grain storage and handling facilities.

        The Wood River, Nebraska ("Wood River") and Fairmont, Minnesota ("Fairmont") plants are currently under construction and should be operational late in the second quarter of 2008. We had planned to begin construction of a third plant. However, plans to begin construction on a third plant have been delayed due to conditions within the ethanol industry, primarily high corn prices, low ethanol prices, and high construction costs. We will continue to evaluate the attractiveness of initiating construction of additional plants. Sites in Alta, Iowa; Gilman, Illinois; and Atchison, Kansas have been selected as the locations for possible additional plants. Land has been optioned and permit filings have begun at each of these sites.

        We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the "Operating Company"), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States. Prior to its initial public offering, the Company had purchased 28.9% of the Class A Units of the Operating Company. The Company's headquarters are located in Denver, Colorado.

        In August 2006, the Operating Company acquired a 30% interest in BioFuel Solutions, LLC, a Delaware limited liability company (the "Predecessor Company") for $1,500,000 and 100,000 Class A Units. The Operating Company accounted for this acquisition at fair value. For the period from August 4, 2006 to September 25, 2006, the Operating Company accounted for this investment under the equity method of accounting. The operating results of the Predecessor Company for this period were insignificant.

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

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

1. Organization and Nature of Business (Continued)

        In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to the Company's three largest pre-existing shareholders at a gross per share price of $10.50 (the "offering"), resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering were transferred to the Operating Company as contributed capital subsequent to the offering. With a portion of these proceeds, the Company retired $30.0 million of its subordinated debt, leaving $20.0 million outstanding.

        At December 31, 2007, the Company owned 47.9% of the Operating Company units with the remaining 52.1% owned by the historical equity investors of the Operating Company. The Company had 15,994,124 shares of common stock and 17,396,686 shares of Class B common stock issued and outstanding as of December 31, 2007. The Class B common shares are held by the historical equity investors of the Operating Company, who also held 17,396,686 membership interests in the Operating Company that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The Class B common stock and associated membership interests are recorded as minority interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. The Class B common stock will be retired upon exchange of the related membership interests.

        Prior to the initial public offering, the Company had 1,000 shares of common stock issued and outstanding. In conjunction with the offering, a 5,042.104 to 1 stock split was affected with respect to its outstanding common stock. The Company's historical financial statements have been adjusted to reflect this split.

        The aggregate book value of the Operating Company at December 31, 2006 and 2007 was approximately $121.5 million and $344.1 million, respectively, which are the carrying amounts of the assets recorded on the consolidated balance sheets of the Company that are collateral for the Operating Company's obligations. The beneficial interests of the Operating Company are payable solely from the cash flows of the assets held by the Operating Company. Our bank facility imposes restrictions on the ability of the subsidiaries that will own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

        Since its inception, the Operating Company's operations have primarily involved arranging financing for and initiating construction of its first two ethanol plants in Wood River and Fairmont and evaluation work on additional ethanol plant sites. The Operating Company is considered development stage as it has not commenced production of ethanol or generated revenues. Until ethanol production begins in mid 2008, the Operating Company will remain dependent on external financing to execute its business plan. The Company is also considered development stage as its only asset is its investment in the Operating Company.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the Company and the Operating Company and its wholly owned subsidiaries or entities consolidated under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised, Consolidation of Variable Interest Entities ("FIN 46R"): BFE Holding Company, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation.

        FIN 46R addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities are required to be consolidated by their primary beneficiaries. The Company has determined that the Operating Company is a variable interest entity, and pursuant to FIN 46R, the Company has determined that it is the primary beneficiary. The Company has therefore consolidated the Operating Company.

  Use of Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures in the accompanying notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Equivalents

        Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2007, we had $54.4 million invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

  Restricted Cash

        At December 31, 2007, restricted cash is comprised of $2.2 million held in a certificate of deposit with an original maturity greater than one year. This certificate of deposit has been pledged as collateral supporting a letter of credit and will automatically renew each year as long as the letter of credit is outstanding.

  Property, Plant and Equipment

        Property, plant and equipment, which primarily consists of land and construction in progress, is recorded at cost. All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized. Costs not directly related to a site or plants are expensed. At December 31, 2007 and December 31, 2006, accounts payable included approximately $9.8 million and $17.1 million, respectively, related to the Company's construction activities. Depreciation expense relates to furniture and fixtures which are being depreciated over 3-10 years on a straight line basis.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Land improvements will be depreciated over 20-30 years. Construction in progress will be categorized as individual assets and depreciated over 5-25 years. The Company will begin depreciation of land improvements and its plant assets on a straight line basis once the plants become operational.

  Capitalized Interest

        In accordance with Statement of Financial Accounting Standard ("SFAS) No. 34, Capitalization of Interest, the Company capitalizes interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures during the period of construction as part of the cost of constructed assets. Interest and debt issuance costs capitalized for the year ended December 31, 2007 and the period from inception through December 31, 2007 totaled $10,684,000, and $11,304,000, respectively.

  Debt Issuance Costs

        Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs represent costs incurred related to the Company's senior debt, subordinated debt and tax increment financing credit agreements. These costs are being amortized over the term of the related debt and any such amortization is being capitalized as part of the value of construction in progress during the construction period. Estimated future debt issuance cost amortization for the years ending December 31 are as follows (in thousands):

2008	$1,366
2009	1,371
2010	1,334
2011	1,223
2012	1,223
Thereafter	2,335

Total	$8,852

  Deferred Offering Costs

        Deferred offering costs represent costs incurred related to the Company's initial public offering. These costs were charged against the proceeds of the initial public offering in June 2007.

  Impairment of Long-Lived Assets

        The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company's ethanol plants currently under construction. The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable. Recoverability is measured by comparing carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

market prices or appraised values, depending on the nature of the assets. No impairment has occurred to date.

  Derivative Instruments and Hedging Activities

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as "hedging liabilities." On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings.

  Stock-Based Compensation

        Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), Share-Based Payments ("SFAS 123R"). The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.

  Asset Retirement Obligations

        Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. As of December 31, 2007 and 2006, the Company had not accrued any significant asset retirement obligations.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for tax contingencies that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

its inception and expects to continue to incur losses until its plants become operational, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company classifies interest on tax deficiencies and income tax penalties as provision for income taxes. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. There were no material impacts of the adoption of this interpretation.

  Fair Value of Financial Instruments

        The Company's financial instruments, including cash and equivalents, restricted cash, accounts payable and construction retainage are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair market value of the Company's senior debt and subordinated debt approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The hedging liability is carried at fair value.

  Comprehensive Income

        Comprehensive income consists of the unrealized changes in the market value on the Company's financial instruments designated as cash flow hedges. The changes in market value are reflected in the corresponding asset or liability with the offset recorded as other comprehensive income.

3. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects SFAS 157 to affect its discounted cash flow analysis used in future impairment analysis. Whether or not this pronouncement results in a material change in the impairment analysis will depend on market conditions at the time of the fair value measurement.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—including an amendment of FAS 115 ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 will be effective for the Company on January 1, 2008. As the Company has determined it will not elect the fair value option under SFAS 159, this pronouncement will have no impact on its consolidated results of operations, cash flows or financial position.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

3. Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141. However, SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method) to both identify the acquirer for every business combination and recognize intangible assets acquired separately from goodwill, based on the contractual-legal and separability criteria. SFAS 141R will be effective for the Company on January 1, 2009. The effect of adopting SFAS 141R will depend on the terms and timing of future acquisitions, if any.

        In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at December 31, 2007 the Company had $68.8 million of minority interest liability that under the provisions of SFAS 160 would be presented as a component of stockholders' equity.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond December 31, 2007.

4. Property, Plant and Equipment

        Property, plant and equipment, stated at cost, consist of the following at December 31, 2007 and 2006, respectively (in thousands):

	December 31, 2007	December 31, 2006
Land and improvements	$6,382	$5,166
Construction in progress	269,710	77,644
Furniture and fixtures	777	87

	276,869	82,897
Accumulated depreciation	(84)	(5)

Property, plant and equipment, net	$276,785	$82,892

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment (Continued)

	December 31, 2007	December 31, 2006
Construction in progress
Fairmont, Minnesota facility	$130,740	$36,565
Wood River, Nebraska facility	127,666	40,460

	258,406	77,025
Capitalized interest costs	11,304	619

Construction in progress	$269,710	$77,644

        Depreciation expense related to property, plant and equipment was $79,200 for the year ended December 31, 2007, $5,300 for the period from inception on April 11, 2006 through December 31, 2006 and $84,500 for the period from inception on April 11, 2006 through December 31, 2007.

        As of December 31, 2007, all of the Company's construction in progress relates to the Wood River and Fairmont production facilities. As these facilities are under construction and not considered ready for their intended use, no depreciation expense has been recorded related to these assets. Included in the construction in progress amounts are amounts withheld by the Company for approximately 5% of the progress payments billed by the construction contractor. These amounts have been recorded as liabilities in the accompanying consolidated balance sheets and are expected to be remitted to the contractor at the completion of the plants. The construction retainage amounts included in construction in progress at December 31, 2007 and 2006 is $5,870,200 and $1,361,900 related to the Fairmont facility and $5,665,300 and $1,655,100 related to the Wood River facility, respectively.

5. Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS No. 128 ("SFAS 128"), Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares. As the Company incurred a net loss for all periods reported, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company's loss per share. As such, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

5. Earnings Per Share (Continued)

        A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Year Ended, December 31, 2007	From Inception on April 11, 2006 through December 31, 2006	From Inception on April 11, 2006 through December 31, 2007
Weighted average common shares outstanding—basic	10,642,574	5,042,104	8,286,821
Potentially dilutive common stock equivalents
Class B common shares	9,855,316	—	5,709,826
Restricted stock	54,908	—	31,812
Stock options	102	—	—

	9,910,326	—	5,741,638

Weighted average common shares outstanding—potentially diluted	20,552,900	5,042,104	14,028,459
Less anti-dilutive common stock equivalents	(9,910,326)	—	(5,741,638)

Weighted average common shares outstanding—diluted	10,642,574	5,042,104	8,286,821

6. Minority Interest

        Minority interest consists of equity issued to members of the Operating Company. Under its original LLC agreement, the Operating Company was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered "profits interests" for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the Operating Company's equity units were converted to one class of Operating Company equity upon the Company's initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company's initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 membership units and Class B common shares. Each newly issued LLC unit combined with a share of Class B common stock is exchangeable at the holder's option into one share of Company common stock. The Operating Company may make distributions to members as determined by the Company.

        In May 2006, a private placement of 9,175,000 Class A Units in exchange for cash and commitments of $91,750,000 was completed by the Operating Company. In June 2006, an additional 157,500 Class A Units were issued in exchange for cash and commitments of $1,575,000 by the Operating Company. In August 2006, 25,000 Class A Units were issued by the Operating Company and 75,000 Class A Units were transferred by a founder in connection with the purchase of 30% of the Predecessor Company. With the exception of the 25,000 newly issued units in connection with the Predecessor Company acquisition, all Class A Units were fully-paid for in cash. In September 2006,

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

6. Minority Interest (Continued)

950,000 Class B Units were issued by the Operating Company to Cargill for $8,799,000 of cash plus an in-kind contribution of $701,000, representing actual expenses incurred by Cargill through that date related to the Wood River and Fairmont plants. Of this amount, $544,000 was recorded as land, $106,000 as debt issuance costs and $51,000 as general and administrative expense.

        Prior to its initial public offering, the Company owned 28.9% of the Class A Units of the Operating Company. At December 31, 2007, the Company owned 47.9% of the Operating Company units. The minority interest ownership will continue to be reported until all Class B common shares and Operating Company membership units have been exchanged into the Company's common stock.

7. Long-Term Debt

        The following table summarizes long-term debt (in thousands):

	December 31, 2007	December 31, 2006
Senior debt	$104,000	$—
Subordinated debt	20,000	—

	124,000	—
Less current portion	(1,560)	—

Total	$122,440	$—

        In September 2006, the Operating Company, through its subsidiaries, entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings ("Senior Debt") with BNP Paribas and a syndicate of lenders to finance construction of the Wood River and Fairmont plants. The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans (under the same interest rate structure as the construction loans) upon completion of the plants. No principal payments are required until the construction loans are converted to term loans. Thereafter, principal payments will be payable quarterly at a minimum annual rate of 6% of principal plus a percentage of available cash flow. These term loans mature in September 2014. Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. No amounts have been borrowed as of December 31, 2007 under the working capital loans. The working capital loans mature in September 2010. Interest rates on Senior Debt (construction loans and working capital loans) will, at management's option, be set at: i) a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas' prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest is payable quarterly. The average interest rate in effect on the bank borrowings at December 31, 2007 was 8.0%.

        While we have commenced borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and provision of engineers' reports satisfactory to the lenders. The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants. Upon conversion from a construction loan to a term loan, the Company will be required to establish some collateral deposit

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

accounts maintained by an agent of the banks. Our revenues will be deposited into these accounts. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month. The Senior Debt includes certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont projects, the project agreements or the budgets relating to them. The Senior Debt contains customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the Operating Company or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals. No such events of default have occurred.

        A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable. Debt issuance fees and expenses of approximately $8.0 million ($6.8 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at December 31, 2007. These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

        In September 2006, the Operating Company entered into a subordinated debt agreement with certain Class A unitholders providing for up to $50.0 million of loans ("Subordinated Debt") to be used for general corporate purposes including construction of the Wood River and Fairmont plants. The Subordinated Debt must be repaid by no later than March 2015. Interest on Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate. The Subordinated Debt is secured by the equity of the subsidiaries of the Operating Company owning the Wood River and Fairmont plant sites and guaranteed by those subsidiaries on a subordinated basis. The Subordinated Debt may be prepaid at any time in whole or in part without penalty.

        Debt issuance fees and expenses of approximately $5.5 million ($2.0 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at December 31, 2007. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets. All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the offering proceeds, leaving $20.0 million of subordinated debt outstanding at December 31, 2007. This resulted in additional amortization of debt issuance fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

        The Company had a letter of credit for $2,155,000 outstanding as of December 31, 2007. This letter of credit has been placed as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant and is secured by a certificate of deposit in the same amount, which will automatically renew each year.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

        The following table summarizes the aggregate maturities of our long term debt as of December 31, 2007 (in thousands):

2008	$1,560
2009	6,146
2010	5,778
2011	5,431
2012	5,105
Thereafter	99,980

Total	$124,000

8. Tax Increment Financing

        In February 2007, the subsidiary of the Operating Company constructing the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds have been recorded as a liability and will be reduced as the Operating Company remits property taxes to the City of Wood River, beginning in 2008 when the plant becomes operational and continuing for approximately 13 years.

        The Operating Company has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

9. Stockholders' Equity

        A summary of the Company's common and preferred stock is as follows:

		Issued and Outstanding
	Authorized	December 31, 2007	December 31, 2006
Common stock, par value $0.01	100,000,000	15,994,124	5,042,104
Class B common stock, par value $0.01	50,000,000	17,396,686	—

Total		33,390,810	5,042,104
Less shares held in treasury		(394,046)	—

Total		32,996,764	5,042,104

Preferred stock, par value $0.01	5,000,000	—	—

        Each share of Class B common stock combined with an Operating Company unit is exchangeable at the holder's option into one share of Company common stock. During the fourth quarter of 2007,

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

561,210 Class B common shares and Operating Company units were exchanged by a holder for common stock.

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company's common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. As of December 31, 2007, the Company had repurchased 394,046 shares at an average price of $5.15 per share. From the inception of the buyback program through March 10, 2008, the Company had repurchased 667,882 shares at an average price of $5.58 per share, leaving $3,750,000 available under the repurchase basket. The shares repurchased are being held as treasury stock.

        The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

10. Derivative Financial Instruments

        In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt. The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the Operating Company's fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. The fair value of this swap ($949,600) has been recorded as a hedging liability and in accumulated other comprehensive income on the balance sheet at December 31, 2007. The Company received $40,000 in payments under this swap arrangement in 2007 that was netted against interest expense, which was capitalized as part of construction in progress.

11. Stock-Based Compensation

        The following table summarizes the stock based compensation incurred by the Company and the Operating Company:

(In thousands)	Year Ended, December 31, 2007	From Inception April 11, 2006 to December 31, 2006	From Inception April 11, 2006 to December 31, 2007
Operating Company units issued to management	$855	$6,095	$6,950
Stock options	286	—	286
Restricted stock	229	—	229

Total	$1,370	$6,095	$7,465

        In May and June 2006, the Operating Company issued 425,000 Class M Units to its founders. These units vested upon issuance. Compensation expense of $1,062,800 was recorded in connection with the issuance of these units. Between May and December 2006, a total of 2,103,118 Class C and 676,039 Class D Units were issued to the Operating Company's founders and certain key employees. These units vested upon issuance and compensation expense of $5,031,900 was recorded. In February

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

2007, 85,000 Class C Units and 30,000 Class D Units were issued to two officers. These units vested upon issuance and compensation expense of $588,000 was recorded. In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees. These units vested upon issuance and compensation expense of $267,100 was recorded. Compensation expense was determined based on the estimated fair value of the Units at the date of grant considering the following factors:

  •
  Estimating the fair value of the Operating Company at dates approximating the dates units were awarded by discounting estimated cash flows.

  •
  Allocating the Operating Company's fair value to its debt and equity holders through a series of call options on the Operating Company's value.

  •
  Determining the portion of the Operating Company's value specifically attributed to the Class M, C and D Units.

  •
  Discounting the cash flows for lack of marketability to reflect restrictions inherent on the sale of the Class M, C and D Units. The discount rates used for lack of marketability ranged from 19% to 32%.

        As part of the valuation, the Black-Scholes option pricing model was used to estimate the value of the call options on the Operating Company's value. The assumptions listed below were made in applying this option pricing model.

  •
  The underlying security price for the options was assumed to be the Operating Company's value as determined by discounting its cash flow.

  •
  The exercise prices of the options were based on the amounts to which each equity class would be entitled if a liquidation event were to occur.

  •
  The terms of the options were based on assumptions of various liquidation dates weighted on the likelihood of the assumed liquidation occurring and ranged from seven months to five years.

  •
  Volatility was based on the volatilities of comparable companies and ranged from 53% to 60%.

  •
  Risk-free rates were based on U.S. Treasury Strips which corresponded with the assumed terms of the options and ranged from 4.5% to 5.0%.

        In conjunction with the initial public offering and concurrent private placement, the Operating Company recorded a beneficial conversion charge of $4.6 million related to the conversion of the Operating Company's membership units, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company's 28% ownership interest in the Operating Company prior to the public offering). The intrinsic value of the beneficial conversion charge was calculated as $11.9 million; however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

  2007 Equity Incentive Compensation Plan

        Immediately prior to the Company's initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan ("2007 Plan"). The 2007 Plan provides for the grant of options intended

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity related awards. The 2007 Plan is currently administered by the entire Board of Directors and will be administered by the compensation committee of our Board of Directors upon formation. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term of the Plan is for ten years, expiring in June 2017.

        Stock Options—Except as otherwise directed by the compensation committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the 3 year vesting period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. The Company granted 370,950 stock options under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering, with a per-share exercise price equal to the initial public offering price. An additional 5,000 options were granted to a new independent director upon appointment in September 2007. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the year ended December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry. Due to the lack of historical experience, the expected option term is calculated using the "simplified" method permitted by SAB 107.

        The variables used in calculating the compensation expense in 2007 subsequent to the Company's initial public offering are as follows:

Expected stock price volatility	58%
Expected life (in years)	3.7
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Expected forfeiture rate	5.0%
Weighted average grant date fair value	$4.98

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        A summary of the status of outstanding stock options at December 31, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2007	—	$—	—
Granted	375,950	10.45	4.5
Exercised	—	—	—
Forfeited	(48,000)	10.50	—

Options outstanding, December 31, 2007	327,950	$10.45	4.5	$—

Options vested or expected to vest at December 31, 2007	303,931	$10.44	4.5	$—	$1,227,300

Options exercisable, December 31, 2007	—	$—	—	$—

        Based on the Company's closing common stock price of $7.03 on December 31, 2007, there was no intrinsic value related to any of the stock options outstanding.

        Restricted Stock—The Company granted 100,810 shares of restricted stock under the 2007 Plan to certain of our employees and non-employee Directors in conjunction with the initial public offering. The restricted share awards granted to certain of our employees totaled 78,310 shares and will vest 25% per year on each of the first four anniversaries of the grant date. The restricted share awards granted to certain of our non-employee Directors totaled 22,500 shares and will vest 100% on the first anniversary of the grant date. An additional 2,500 restricted shares were granted to a new independent director upon appointment in September 2007.

        A summary of the status of restricted stock activity at December 31, 2007 and the changes during the year is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2007	—	$—	—
Granted	103,310	10.42	4.6
Vested	—	—	—
Cancelled or expired	—	—	—

Restricted stock outstanding, December 31, 2007	103,310	$10.42	4.6	$726,300

Restricted stock expected to vest at December 31, 2007	95,303	$10.42	4.6	$670,000	$763,600

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        In accordance with SFAS 123(R), the Company recorded $514,800 of non-cash compensation expense during the year ended December 31, 2007 relating to the grant of stock options and restricted stock. Compensation expense was determined based on the fair value of each award type at the grant date and recognized on a straight line basis over their respective vesting periods. The remaining unrecognized option and restricted stock expense will be recognized over 2.5 and 3.5 years, respectively. After considering the stock option and restricted stock awards issued, net of forfeitures, the Company had 2,568,740 shares of common stock available for future grant under our 2007 Plan at December 31, 2007.

12. Income Taxes

        The Company has not recognized any income tax provision (benefit) for the period from inception through December 31, 2006, the year ended December 31, 2007, and the period from inception through December 31, 2007. At December 31, 2007 and 2006, the Company had deferred tax assets of $2,623,000 and $855,000 respectively, related to the difference between the book and tax basis of its investment in the Operating Company and has provided valuation allowances for the full amount of these deferred tax assets since it has no history of generating taxable income.

        As discussed in Note 2, on January 1, 2007, the Company adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which had no material impact on our financials.

        The Company has filed all required federal, state, and local income tax returns since its inception in 2006, and is therefore subject to Internal Revenue Service, state and local audits for 2006. The Company had no unrecognized tax benefits as of December 31, 2007, nor do we believe that there will be material changes in the amount of unrecognized tax benefits in the next 12 months.

        We classify interest on tax deficiencies and income tax penalties as provision for income taxes. For the year ended December 31, 2007 and for the period from inception through December 31, 2006, there was no expense related to interest or penalties recognized in the statement of operations.

        The U.S. statutory federal income tax rate is reconciled to the Company's effective income tax rate as follows:

	Year Ended, December 31, 2007	From Inception April 11, 2006 to December 31, 2006	From Inception April 11, 2006 to December 31, 2007
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%

	0.0%	0.0%	0.0%

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	December 31, 2007	December 31, 2006
Deferred tax assets
Capitalized start up costs	$2,021	$855
Net unrealized loss on derivatives	357	—
Other	245	—

Deferred tax asset	2,623	855

Deferred tax liabilities	—	—

Valuation allowance	(2,623)	(855)
Net deferred tax asset	$—	$—

        The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management considers all available positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods. This assessment requires significant judgment and estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain assets and limitations surrounding the realization of deferred tax assets.

13. Management Members and Affiliates Share Ownership

        At the time of formation of the Operating Company, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. ("Greenlight") and Third Point LLC ("Third Point"). Certain management members and affiliates of Greenlight and Third Point agreed to exchange Operating Company membership interests, shares of common stock or cash at a future date, referred to as the "true-up date", depending on the Company's performance. This provision functions by providing management with additional value if the Company's value improves and by reducing management's interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increases from the time of the initial public offering to the "true-up date", the management members will be entitled to receive Operating Company membership interests, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the "true-up date" or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive Operating Company membership interests or shares of common stock from the management members.

        The "true-up date" will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

13. Management Members and Affiliates Share Ownership (Continued)

of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the Operating Company, and (2) five years from the date of the initial public offering. On the "true-up date", the Operating Company's value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or Operating Company membership interests exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of Operating Company membership interests held by the management members at the time of the offering is greater than the number of membership interests the management members would have been entitled to in connection with the "true-up" valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their Operating Company membership interests or an equivalent number of shares of common stock. Conversely, if the number of Operating Company membership interests the management members held at the time of the offering is less than the number of membership interests the management members would have been entitled to in connection with the "true-up" valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their Operating Company membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership interests in the Operating Company, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that the Chairman of the Board, Mr. Edelman, may be required to deliver up to 100% of his membership interests, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

14. Employee Benefit Plans

  Deferred Compensation Plan

        The Company maintains a deferred compensation plan. The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its compensation committee. The plan allows participants to defer all or a portion of their salary and annual bonuses. The Company may make discretionary matching contributions of a percentage of the participant's salary deferral and those assets are invested in instruments as directed by the participant. The deferred compensation plan does not have dollar limits on tax-deferred contributions. The assets of the deferred compensation plan are held in a "rabbi trust" and, therefore, may be available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board. In addition, each participant has the right to request that the plan administrator re-allocate the portfolio of investments in the participant's individual account within the trust. However, the plan administrator is not required to honor such requests. Matching contributions, if any, will be made in cash and vest ratably over a three-year period. Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

and reported at market value. Approximately $28,000 of employee deferrals were contributed to the plan which incurred a loss in value of $1,000 in 2007. These deferrals have been recorded as other assets and deferred compensation liabilities on the consolidated balance sheet at December 31, 2007. There were no deferrals in 2006.

  401(k) Plan

        The Operating Company sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary. Contributions to the plan by the Operating Company are discretionary and totaled $163,000 in 2007 and $60,800 in 2006.

15. Commitments and Contingencies

        The Operating Company, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party. Cargill's grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years from the date the plants become operational. Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. The leases do not become effective until the plants become operational. Rent expense will be recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

        Subsidiaries of the Operating Company entered into agreements to lease a total of 875 railroad cars. Pursuant to these lease agreements, beginning in the second quarter of 2008, these subsidiaries will pay approximately $7.1 million annually for ten years. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense will be recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

        The Operating Company entered into a nineteen month lease for its corporate office in Denver in October 2006.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

        Future minimum operating lease payments at December 31, 2007 (which primarily include rent for office space, two grain handling and storage facilities, and rail cars) are as follows (in thousands):

2008	$6,700
2009	8,944
2010	8,929
2011	8,929
2012	8,929
Thereafter	64,944

Total	$107,375

        Rent expense recorded for the years ended December 31, 2007 and December 31, 2006 totaled $143,400 and $36,000, respectively. From inception on April 11, 2006 through December 31, 2007 rent expense totaled $179,400.

        The Operating Company, through its subsidiaries constructing the Wood River and Fairmont plants, has entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants. For its Wood River plant, the Operating Company paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as construction in progress. The balance of the utilities direct capital costs will be recovered from monthly demand charges of approximately $111,000 per month for five years expected to begin in the first quarter of 2008. For its Fairmont plant, the Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $25,000 per month, over the 30-year term of the agreement. The agreement also includes a $25,000 monthly minimum energy charge which is expected to begin in the first quarter of 2008.

        Subsidiaries of the Operating Company have entered into engineering, procurement and construction ("EPC") contracts with The Industrial Company ("TIC") covering the construction of the Wood River and Fairmont plants. Pursuant to these EPC contracts, TIC will be paid a total of $265.6 million, subject to certain adjustments, for the turnkey construction of the two plants. Subsequent to the payment of required advance payments, the subsidiaries of the Operating Company are permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable at the completion of the plants. Such withholdings are reported as construction retainage in the consolidated balance sheets. At December 31, 2006 and 2007, construction in progress reflects $72.0 million and $230.1 million, respectively, related to the EPC contracts. For the plants to become operational, it is estimated that as of December 31, 2007, a further $20 million to $30 million must be spent on plant infrastructure and other construction requirements in addition to the $35.5 million remaining under the EPC contracts. Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.

        Pursuant to long-term agreements, Cargill will be the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years after they become operational. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

        At December 31, 2007 the Company had committed to the purchase of 1,544,100 bushels of corn to be delivered between April 2008 and January 2010 at our Fairmont location, and 1,478,000 bushels of corn to be delivered between April 2008 and December 2009 at our Wood River location. The purchase price of the corn will be determined at the time of delivery.

        Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants for ten years from the date the plants become operational. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price. That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill and represent 1% of Cargill's average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

        The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

16. Tax Benefit Sharing Agreement

        Membership interests in the Operating Company combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Operating Company will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the Operating Company at the time of the exchange. These increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical Operating Company investors that will provide for a sharing of these tax benefits between the Company and the historical Operating Company equity investors. Under these agreements, the Company will make a payment to an exchanging Operating Company member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis. The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the Operating Company as a result of the exchanges. The term of the tax benefit sharing agreement commenced on the Company's initial public offering in June 2007 and will continue

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

16. Tax Benefit Sharing Agreement (Continued)

until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement. The following table summarizes the exchange activity since the Company's initial public offering:

Membership interests and Class B common shares outstanding at initial public offering, June 2007	17,957,896
Membership interests and Class B common shares exchanged in the fourth quarter of 2007(1)	(561,210)

Remaining membership interests and Class B shares to be exchanged at December 31, 2007	17,396,686

    (1)
    No tax benefits were realized as the membership interests exchanged had a higher tax basis than the market value of the common shares exchanged into at the time of the exchange.

17. Related Party Transactions

        In 2006, the Operating Company paid a fee of $550,000 to a founder who elected not to remain an employee for work performed in connection with its formation and initial financing. This fee is reported as compensation expense in the consolidated statement of loss. In addition, an advisory agreement was entered into with this founder, pursuant to which the founder is paid $20,000 per month through February 2008.

        In April 2007, the Operating Company entered into a contract with an affiliate of Bear Cub Energy, LLC, to construct a natural gas line to serve our Fairmont plant. Our Chairman, Thomas J. Edelman, is the Chairman of, and through his and his family members' ownership interests therein controls, Bear Cub. David J. Kornder, our Executive Vice President, serves on the Board of Bear Cub. The contract was awarded after a competitive bidding process. Neither Mr. Edelman nor Mr. Kornder participated in the process of evaluating bids or awarding the contract. The interests of Mr. Edelman and Mr. Kornder were fully disclosed to our Board, and the contract was approved by our Board without Mr. Edelman's participation. A payment of $1.7 million was made to an affiliate of Bear Cub Energy upon completion of the pipeline in November 2007.

        The Company was party to a consulting agreement with Eric D. Streisand, a former officer, whereby Mr. Streisand was paid $20,000 per month for consulting services for September 2007 through December 2007.

BioFuel Energy Corp.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Data (unaudited)

        The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2007 and 2006. This information has been derived from our consolidated financial statements and in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2007
General and administrative expenses
Compensation expense	$(1,295)	$(1,321)	$(1,395)	$(1,368)
Other expense	(605)	(704)	(1,249)	(1,277)
Interest income	13	200	855	744
Minority interest	1,733	1,537	822	890

Net loss	(154)	(288)	(967)	(1,011)
Beneficial conversion charge	—	(1,327)	—	—

Net loss to common shareholders	$(154)	$(1,615)	$(967)	$(1,011)

Loss per share—basic and diluted	$(0.03)	$(0.24)	$(0.06)	$(0.07)

	2nd Quarter	3rd Quarter	4th Quarter
From Inception on April 11, 2006 through December 31, 2006
General and administrative expenses
Compensation expense	$(4,981)	$(2,270)	$(462)
Other expense	(104)	(815)	(531)
Interest income	—	3	9
Minority interest	3,616	2,218	983

Net loss	$(1,469)	$(864)	$(1)

Loss per share—basic and diluted	$(0.29)	$(0.17)	$(0.00)

Schedule I

BioFuel Energy Corp.
(a development stage company)

Condensed Financial Information of Registrant

(Parent company information—See notes to consolidated financial statements)
(in thousands, except share and per share data)

Condensed Balance Sheet

	December 31, 2007	December 31, 2006
Assets
Investment in BioFuel Energy, LLC	$122,621	$24,619

Stockholders' equity
Common stock, $0.01 par value; 100.0 million shares authorized and 15,994,124 shares outstanding at December 31, 2007 and 5,042,104 shares outstanding at December 31, 2006	160	50
Class B common stock, $0.01 par value; 50.0 million shares authorized and 17,396,686 shares outstanding at December 31, 2007; and no shares authorized or outstanding at December 31, 2006	174	—
Less Common stock held in treasury, at cost, 394,046 shares at December 31, 2007 and no shares at December 31, 2006	(2,040)	—
Additional paid-in capital	130,409	26,903
Deficit accumulated during development stage	(6,082)	(2,334)

Total stockholders' equity	$122,621	$24,619

Condensed Statement of Loss

	Year Ended, December 31, 2007	From Inception on April 11, 2006 through December 31, 2006	From Inception on April 11, 2006 through December 31, 2007
Equity in loss of BioFuel Energy, LLC	$(1,906)	$(2,334)	$(4,240)
Stock based compensation	(515)	—	(515)

Net loss	$(2,421)	$(2,334)	$(4,755)

Condensed Statement of Cash Flows

	Year Ended, December 31, December 31, 2007	From Inception on April 11, 2006 through December 31, 2006	From Inception on April 11, 2006 through December 31, 2007
Cash flow from operating activities
Net loss	$(2,421)	$(2,334)	$(4,755)
Adjustment to reconile net loss to net cash provided by operating activities
Share based compensation expense	515	—	515
Equity in loss of BioFuel Energy, LLC	1,906	2,334	4,240

Net cash provided by operating activities	—	—	—

Cash flows from investing activities
Investment in BioFuel Energy, LLC	(99,028)	(26,953)	(125,981)

Net cash used in investing activities	(99,028)	(26,953)	(125,981)

Cash flows from financing activities
Proceeds from issuance of common stock	103,581	26,953	130,534
Payment of offering costs	(2,513)	—	(2,513)
Purchase of treasury stock	(2,040)	—	(2,040)

Net cash provided by financing activities	99,028	26,953	125,981

Cash and equivalents at end of period	$—	$—	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes to the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that the Company's disclosure controls and procedures are effective.

        In designing and evaluating the Company's disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their goals under all potential future conditions.

Internal Control over Financial Reporting

        In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. We have made the following changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the fourth quarter, the Company further developed its accounting policies and procedures.

Section 404 Compliance

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        Effective March 11, 2008, our Director, Daniel S. Loeb resigned from the Company's Board of Directors due to other time commitments and Todd Q. Swanson, an associate of Mr. Loeb's at Third Point LLC, was elected a Director. Mr. Swanson has been actively involved with the Company since its founding. His election to the Board was approved unanimously by the other Directors.

        Mr. Swanson will receive the compensation for non-employee Directors described in the Company's Registration Statement on Form S-1.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for our 2008 Annual Meeting of Shareholders, or the 2008 Proxy Statement, to be filed no later than 120 days after the end of the fiscal year ended December 31, 2007.

        Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2008 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding Executive Compensation, our Compensation Committee and the Compensation Committee Report are incorporated herein by reference to our 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The section of our 2008 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services is incorporated herein by reference to our 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (a) (2) Financial statements.    The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.

        (a)(3)    Exhibits

        (b)         The following are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

(a)   Exhibits

Number	Description
1.1	Form of Underwriting Agreement of BioFuel Energy Corp. (incorporated by reference to Exhibit 1.1 to the Company's Amendment #9 to Registration Statement to Form S-1 (file no. 333-139203) filed June 13, 2007).
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 19, 2007).
3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed June 19, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 14, 2007).
10.2
Credit Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC and Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers' agent, various financial institutions from time to time, as lenders, Deutsche Bank Trust Company Americas, as collateral agent, and BNP Paribas, as administrative agent and arranger (incorporated by reference to Exhibit 10.2 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.3
Collateral Account Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers' agent, Deutsche Bank Trust Company Americas, as collateral agent and Deutsche Bank Trust Company Americas, as depositary agent and securities intermediary (incorporated by reference to Exhibit 10.3 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4
Registration Rights Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed August 14, 2007).

10.5
Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.6
Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.7
Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.7 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.8
Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.8 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.9
Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.9 to the Company's Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.10
Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.10 to the Company's Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.11*
Executive Employment Agreement dated April 28, 2006, between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.11 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.12*
Executive Employment Agreement dated April 28, 2006, between BioFuel Energy, LLC and Daniel J. Simon (incorporated by reference to Exhibit 10.12 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.13
Engineering, Procurement and Construction Agreement dated April 28, 2006, between Pioneer Trail Energy, LLC and TIC-The Industrial Company Wyoming, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.13.1
First Amendment to the Engineering, Procurement and Construction Agreement between Pioneer Trail Energy, LLC and TIC-The Industrial Company Wyoming, Inc., dated August 28, 2006 (incorporated by reference to Exhibit 10.13.1 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.14
Engineering, Procurement and Construction Agreement dated June 9, 2006, between Buffalo Lake Energy, LLC and TIC-The Industrial Company Wyoming, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.15
Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16
Master Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.16 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.17
Grain Facility Lease dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.17 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.18
Grain Facility Lease and Sublease dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.18 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.19
Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.19 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.20
Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.20 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.21
Loan Agreement dated September 25, 2006, between BioFuel Energy, LLC, the lenders party thereto and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.21 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.22*
BioFuel Energy, LLC Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.22 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.22.1*	BioFuel Energy Amended and Restated Deferred Compensation Plan for Select Employees.
10.23*
BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.24*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan.
10.25*
BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.25.1*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.25.2*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.25.3*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.26*
BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.26.1*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.27
Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 14, 2007).
10.28
License Agreement dated June 9, 2006 between Delta-T Corporation and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.28 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.29
License Agreement dated April 28, 2006 between Delta-T Corporation and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.29 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.30
Letter Agreement dated July 18, 2006 between Irik P. Sevin and BioFuel Energy, LLC (incorporated by reference to Exhibit 10.30 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.31
Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 14, 2007).
10.32
Form of Purchase Agreement between BioFuel Energy Corp. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.34 to the Company's Amendment #10 to Registration Statement to Form S-1 (file no. 333-139203) filed June 13, 2007).
10.33*
Separation, Consulting and Mutual Release Agreement between BioFuel Energy Corp. and Eric D. Streisand dated August 9, 2007 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed August 14, 2007).
10.34
Assignment and Assumption of Option to Purchase Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.31 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.34.1
Alta Land Option Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.31.1 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).

10.34.2
Amendment dated September 22, 2006 to Alta Land Option Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.31.2 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.35
Assignment and Assumption of Option to Purchase Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.32 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.35.1
Alta Land Option Agreement dated September 18, 2006 (incorporated by reference to Exhibit 10.32.1 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
21.1	List of Subsidiaries of BioFuel Energy Corp.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company's Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company's Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press release of year end results

*
Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: March 11, 2008	By: /s/ SCOTT H. PEARCE Scott H. Pearce, President, Chief Executive Officer and Director
Date: March 11, 2008	By: /s/ DAVID J. KORNDER David J. Kornder, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ THOMAS J. EDELMAN Thomas J. Edelman	Chairman and Chairman of the Board	March 11, 2008
/s/ SCOTT H. PEARCE Scott H. Pearce	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2008
/s/ DAVID J. KORNDER David J. Kornder	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2008
/s/ DAVID EINHORN David Einhorn	Director	March 11, 2008
/s/ DANIEL LOEB Daniel Loeb	Director	March 11, 2008
/s/ ALEXANDER P. LYNCH Alexander P. Lynch	Director	March 11, 2008

/s/ ELIZABETH K. BLAKE Elizabeth K. Blake	Director	March 11, 2008
/s/ JOHN D. MARCH John D. March	Director	March 11, 2008
/s/ RICHARD JAFFEE Richard Jaffee	Director	March 11, 2008
/s/ MARK WONG Mark Wong	Director	March 11, 2008

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BioFuel Energy Corp. (a development stage company) Consolidated Balance Sheets (in thousands, except share and per share data)
BioFuel Energy Corp. (a development stage company) Consolidated Statements of Loss (in thousands, except per share data)
BioFuel Energy Corp. (a development stage company) Consolidated Statement of Stockholders' Equity and Comprehensive Loss From Inception on April 11, 2006 through December 31, 2007 (in thousands, except share data)
BioFuel Energy Corp. (a development stage company) Consolidated Statements of Cash Flows (in thousands)
BioFuel Energy Corp. (a development stage company) Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
EXHIBIT INDEX
SIGNATURES