Form 10-Q
period 2008-03-31
BioFuel Energy Corp.
filed 2008-05-13
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Number of shares of common stock outstanding as of May 9, 2008: 15,363,718, exclusive of 726,441 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (filed March 12, 2008).

BioFuel Energy Corp.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and equivalents	$51,335	$55,987
Prepaid expenses	246	194
Total current assets	51,581	56,181
Property, plant and equipment, net	324,208	276,785
Restricted cash	2,784	2,155
Debt issuance costs, net	8,587	8,852
Other assets	767	126
Total assets	$387,927	$344,099

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,842	$10,429
Construction retainage	13,250	11,536
Current portion of long-term debt	5,165	1,560
Current portion of hedging liability	1,725	424
Current portion of tax increment financing	348	228
Other	1,317	637
Total current liabilities	31,647	24,814
Long-term debt, net of current portion	166,112	122,440
Tax increment financing, net of current portion	5,703	5,823
Hedging liability, net of current portion	829	525
Deferred compensation	50	27
Total liabilities	204,341	153,629
Minority interest	67,001	68,799
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 15,996,624 shares outstanding at March 31, 2008 and 15,994,124 shares outstanding at December 31, 2007	160	160
Class B common stock, $0.01 par value; 50.0 million shares authorized and 17,396,686 shares outstanding at March 31, 2008 and December 31, 2007	174	174
Less Common stock held in treasury, at cost, 714,582 shares at March 31, 2008 and 394,046 shares at December 31, 2007	(3,949)	(2,040)
Additional paid-in capital	130,614	130,409
Accumulated other comprehensive loss	(2,554)	(950)
Deficit accumulated during development stage	(7,860)	(6,082)
Total stockholders’ equity	116,585	121,671
Total liabilities and stockholders’ equity	$387,927	$344,099

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statements of Loss

(in thousands, except per share data)

(Unaudited)

			From Inception on
	Three Months Ended,	Three Months Ended,	April 11, 2006 through
	March 31, 2008	March 31, 2007	March 31, 2008
General and administrative expenses:
Compensation expense	$(2,457)	$(1,295)	$(15,548)
Other	(1,645)	(605)	(6,931)
Interest income	526	13	2,349
Minority interest in loss of BioFuel Energy, LLC	1,798	1,733	13,597
Net loss	(1,778)	(154)	(6,533)

Beneficial conversion charge	—	—	(1,327)

Net loss to common shareholders	$(1,778)	$(154)	$(7,860)

Loss per share - basic and diluted	$(0.12)	$(0.03)	$(0.86)

Weighted average shares outstanding
Basic	15,319	5,042	9,174
Diluted	15,319	5,042	9,174

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

From Inception on April 11, 2006 through March 31, 2008

(in thousands, except share data)

(Unaudited)

			Class B		Treasury	Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’
	Common Stock		Common Stock		Stock	Capital	Stage	Loss	Equity
Balance at inception	—	$—	—	$—	$—	$—	$—	$—	$—

Sale of common stock	5,042,104	50	—	—	—	26,903	—	—	26,953
Net loss	—	—	—	—	—	—	(2,334)	—	(2,334)
Balance at December 31, 2006	5,042,104	50	—	—	—	26,903	(2,334)	—	24,619

Sale of common stock, net of expenses	10,287,500	103	—	—	—	100,745	—	—	100,848
Stock based compensation	—	—	—	—	—	515	—	—	515
Issuance of Class B common shares	—	—	17,957,896	180	—	(180)	—	—	—
Issuance of restricted stock	103,310	1	—	—	—	(1)	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,040)	—	—	—	(2,040)
Issuance of LLC units to management	—	—	—	—	—	193	—	—	193
Exchange of Class B shares to common	561,210	6	(561,210)	(6)	—	2,234	—	—	2,234
Beneficial conversion charge	—	—	—	—	—	—	(1,327)	—	(1,327)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	40	40
Change in hedging liability fair value	—	—	—	—	—	—	—	(990)	(990)
Net loss	—	—	—	—	—		(2,421)	—	(2,421)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,371)
Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$121,671
Stock based compensation	—	—	—	—	—	205	—	—	205
Issuance of restricted stock, (net of forfeitures)	2,500	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(1,909)	—	—	—	(1,909)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	121	121
Change in hedging liability fair value	—	—	—	—	—	—	—	(1,725)	(1,725)
Net loss	—	—	—	—	—	—	(1,778)	—	(1,778)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,382)
Balance at March 31, 2008	15,996,624	$160	17,396,686	$174	$(3,949)	$130,614	$(7,860)	$(2,554)	$116,585

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

			From Inception on
	Three Months Ended,	Three Months Ended,	April 11, 2006 through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities
Net loss	$(1,778)	$(154)	$(6,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(1,798)	(1,733)	(13,597)
Share based compensation expense	205	588	7,670
Depreciation	53	7	137
Other	—	—	42
Changes in operating assets and liabilities, excluding the effects of acquisitions
Decrease (increase) in prepaid expenses	(53)	64	(74)
Increase in accounts payable	(587)	(67)	(24)
Increase (decrease) in accrued legal fees	—	143	(137)
Increase (decrease) in other current liabilities	680	(437)	509
Increase in other assets and liabilities	1,097	—	995
Net cash used in operating activities	(2,181)	(1,589)	(11,012)

Cash flows from investing activities
Capital expenditures	(41,857)	(47,602)	(289,041)
Increase in restricted cash	(629)	—	(2,784)
Cash paid for acquisition, net of cash acquired	—	—	(1,500)
Net cash used in investing activities	(42,486)	(47,602)	(293,325)

Cash flows from financing activities
Proceeds from sale of common stock	—	—	130,534
Proceeds from sale of minority interest in BioFuel Energy, LLC	—	—	75,171
Proceeds from issuance of debt	42,000	18,000	196,000
Repayment of debt	—	—	(30,000)
Proceeds from tax increment financing	—	6,051	6,051
Payment of offering costs	—	(186)	(2,925)
Payment of debt issuance costs	(76)	(1,145)	(13,218)
Purchase of treasury stock	(1,909)	—	(3,949)
Payments to predecessor owners	—	—	(1,992)
Net cash provided by financing activities	40,015	22,720	355,672
Net increase (decrease) in cash and equivalents	(4,652)	(26,471)	51,335
Cash and equivalents, beginning of period	55,987	27,239	—

Cash and equivalents, end of period	$51,335	$768	$51,335

Cash paid for interest	$3,087	$661	$9,483

Non-cash investing and financing activities:

Additions to property, plant and equipment unpaid during period	$498	$15,369	$12,034
Additions to debt and deferred offering costs unpaid during period	27	172	27
Additions to notes payable and capital lease	5,277	—	5,277

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

1.              Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) is a development stage company whose goal is to become a leading ethanol producer in the United States. We are currently constructing two 115 million gallons per year (“Mmgy”) ethanol plants in the Midwestern corn belt. At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities. Three similar sites are being evaluated in anticipation of the possible construction of additional plants. All five sites were selected primarily based on access to favorably priced corn as well as availability of rail transportation and natural gas. While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

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

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders at a gross per share price of $10.50 (the “offering”), resulting in $93.2 million in net proceeds.  In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock.  The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from the offering and private placement, after expenses.  All net proceeds from the offering were transferred to the Operating Company as contributed capital subsequent to the offering. With a portion of these proceeds, the Company retired $30.0 million of subordinated debt, leaving $20.0 million outstanding.

At March 31, 2008, the Company owned 46.8% of the Operating Company units with the remaining 53.2% owned by the historical equity investors of the Operating Company.  The Company had 15,282,042 shares of common stock issued and outstanding, exclusive of 714,582 shares held in treasury, and 17,396,686 shares of Class B common stock issued and outstanding as of March 31, 2008. The Class B common shares are held by the historical equity investors of the Operating Company, who also held 17,396,686 membership interests in the Operating Company that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The Class B common stock and associated membership interests are recorded as minority interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership interests.

Prior to the initial public offering, the Company had 1,000 shares of common stock issued and outstanding.  In conjunction with the offering, a 5,042.104 to 1 stock split was affected with respect to its outstanding common stock.  The Company’s historical financial statements have been adjusted to reflect this split.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

The aggregate book value of the Operating Company at March 31, 2008 and December 31, 2007 was approximately $387.9 million and $344.1 million, respectively, which are the carrying amounts of the assets recorded on the consolidated balance sheets of the Company that are collateral for the Operating Company’s obligations. Our bank facility imposes restrictions on the ability of the Operating Company’s subsidiaries that will own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

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

2.              Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest

The accompanying consolidated financial statements include the Company and the Operating Company and its wholly owned subsidiaries or entities consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, Consolidation of Variable Interest Entities (“FIN 46R”): BFE Holding Company, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation.

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

Prior to its initial public offering, the Company owned 28.9% of the Class A Units of the Operating Company.  At March 31, 2008, the Company owned 46.8% of the Operating Company units.  The minority interest ownership will continue to be reported until all Class B common shares and Operating Company membership units have been exchanged into the Company’s common stock.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures in the accompanying notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At March 31, 2008, we had $50.2 million invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Restricted Cash

At March 31, 2008, restricted cash is comprised of approximately $2.8 million held in three certificates of deposit with an original maturity greater than one year.  These certificates of deposit have been pledged as collateral supporting three letters of credit and will automatically renew each year as long as the letters of credit are outstanding.

Property, Plant and Equipment

Property, plant and equipment, which primarily consists of land and construction in progress, is recorded at cost.  All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized.  Costs not directly related to a site or plants are expensed.  At March 31, 2008 and December 31, 2007, accounts payable included approximately $8.6 million and $9.8 million, respectively, related to the Company’s construction activities.  Depreciation expense relates to furniture and fixtures which are being depreciated over 3-10 years on a straight line basis.  Land improvements will be depreciated over 20-30 years.  Construction in progress will be categorized as individual assets and depreciated over 5-25 years.  The Company will begin depreciation of land improvements and its plant assets on a straight line basis once the plants become operational.

Capitalized Interest

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, Capitalization of Interest, the Company capitalizes interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures during the period of construction as part of the cost of constructed assets.  Interest and debt issuance costs capitalized for the three months ended March 31, 2008, the three months ended March 31, 2007 and the period from inception through March 31, 2008 totaled $3,406,500, $676,200 and $14,709,900, respectively.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing credit agreements.  These costs are being amortized over the term of the related debt and any such amortization is being capitalized as part of the value of construction in progress during the construction period.  Estimated future debt issuance cost amortization as of March 31, 2008 is as follows (in thousands):

2008 remainder	$1,033
2009	1,382
2010	1,346
2011	1,235
2012	1,235
Thereafter	2,356
Total	$8,587

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants currently under construction. The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable.   Recoverability is measured by comparing carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  No impairment has occurred to date.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “hedging liabilities.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings.

Stock-Based Compensation

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments.  The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest. Effective January 1, 2008, the Company adopted the use of the simplified method of calculating expected term for grants awarded in 2008, as allowed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  As of March 31, 2008, and December 31, 2007 the Company had not accrued any significant asset retirement obligations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since its inception and expects to continue to incur losses until its plants become operational, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company classifies interest on tax deficiencies and income tax penalties as provision for income taxes.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, restricted cash, accounts payable and construction retainage are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The fair market value of the Company’s senior debt and subordinated debt approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.   The hedging liability is carried at fair value.   Effective January 1, 2008, the Company adopted the provisions of SFAS No.’s 157 and 159, with no material impact to our financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the market value on the Company’s financial instruments designated as cash flow hedges.  The changes in market value are reflected in the corresponding asset or liability with the offset recorded as other comprehensive income (loss).

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position and results of operations as of March 31, 2008 and for the three month period then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (filed with the Securities and Exchange Commission March 12, 2008).

3.              Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business.  When effective, SFAS 141R will replace existing SFAS 141. However, SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method) to both identify the acquirer for every business combination and recognize intangible assets acquired separately from goodwill, based on the contractual-legal and separability criteria. SFAS 141R will be effective for the Company on January 1, 2009.  The effect of adopting SFAS 141R will depend on the terms and timing of future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries — Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term — noncontrolling interests — to replace what were previously called minority interests.  SFAS 160 will be effective for the Company on January 1, 2009.  The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at March 31, 2008, the Company had $67.0 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities.  SFAS 161 will become effective beginning with our first quarter of 2009.  Early adoption is permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

4.              Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31,	December 31,
	2008	2007
Land and improvements	$6,514	$6,382
Construction in progress	316,906	269,710
Furniture and fixtures	925	777
	324,345	276,869
Accumulated depreciation	(137)	(84)
Property, plant and equipment, net	$324,208	$276,785

	March 31,	December 31,
	2008	2007
Construction in progress
Fairmont, Minnesota facility	$158,586	$130,740
Wood River, Nebraska facility	143,610	127,666
	302,196	258,406
Capitalized interest costs	14,710	11,304
Construction in progress	$316,906	$269,710

Depreciation expense related to property, plant and equipment was $52,600 for the three months ended March 31, 2008, $7,400 for the three months ended March 31, 2007, and $137,100 for the period from inception on April 11, 2006 through March 31, 2008.

As of March 31, 2008, all of the Company’s construction in progress relates to the Wood River and Fairmont production facilities.  As these facilities are under construction and not considered ready for their intended use, no depreciation expense has been recorded related to these assets. Included in the construction in progress amounts are amounts withheld by the Company for approximately 5% of the progress payments billed by the construction contractor.  These amounts have been recorded as liabilities in the accompanying consolidated balance sheets and are expected to be remitted to the contractor at the completion of the plants.  The construction retainage amounts included in construction in progress at March 31, 2008 and December 31, 2007 is $7,106,300 and $5,870,200 related to the Fairmont Facility and $6,143,400 and $5,665,300 related to the Wood River facility, respectively.

5.              Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS No. 128, Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.  As the Company incurred a net loss for all periods reported, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company’s loss per share.  As such, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

			From Inception on
	Three Months Ended,	Three Months Ended,	April 11, 2006 through
	March 31, 2008	March 31, 2007	March 31, 2008
Weighted average common shares outstanding - basic	15,318,904	5,042,104	9,174,365

Potentially dilutive common stock equivalents
Class B common shares	17,396,686	—	7,184,867
Restricted stock	108,502	—	41,491
Stock options	11,811	—	—
	17,516,999	—	7,226,358

Weighted average common shares outstanding - potentially diluted	32,835,903	5,042,104	16,400,723

Less anti-dilutive common stock equivalents	(17,516,999)	—	(7,226,358)

Weighted average common shares outstanding - diluted	15,318,904	5,042,104	9,174,365

6.              Long-Term Debt

The following table summarizes long-term debt (in thousands):

	March 31,	December 31,
	2008	2007
Senior debt	$146,000	$104,000
Subordinated debt	20,000	20,000
Notes payable	2,789	—
Capital leases	2,488	—
	171,277	124,000
Less current portion	(5,165)	(1,560)
Long term portion	$166,112	$122,440

In September 2006, the Operating Company, through its subsidiaries, entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans (under the same interest rate structure as the construction loans) upon completion of the plants.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum annual rate of 6% of principal plus a percentage of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit.  No amounts have been borrowed as of March 31, 2008 under the working capital loans.  The working capital loans mature in September 2010.  Interest rates on Senior Debt (construction loans and working capital loans) will, at management’s option, be set at: i)  a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest is payable quarterly. The average interest rate in effect on the bank borrowings at March 31, 2008 was 5.9%.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

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

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.1 million ($6.6 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at March 31, 2008.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

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

Debt issuance fees and expenses of approximately $5.5 million ($1.9 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at March 31, 2008.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.   All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the offering proceeds, leaving $20.0 million of subordinated debt outstanding at March 31, 2008.  This resulted in additional amortization of debt issuance fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

The Company had three letters of credit for a total of approximately $2.8 million outstanding as of March 31, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service provider at the Wood River plant, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

The Operating Company, through its subsidiary constructing the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Notes payable relate to certain financing agreements in place at each of our sites.  The plants entered into a finance agreement in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, our Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

The following table summarizes the aggregate maturities of our long term debt as of March 31, 2008 (in thousands):

2008 remainder	$2,853
2009	9,613
2010	9,715
2011	9,057
2012	8,804
Thereafter	131,235
Total	$171,277

7.              Tax Increment Financing

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

8.              Stockholders’ Equity

A summary of the Company’s common and preferred stock is as follows:

		Issued and Outstanding
		March 31,	December 31,
	Authorized	2008	2007
Common stock, par value $0.01	100,000,000	15,996,624	15,994,124
Class B common stock, par value $0.01	50,000,000	17,396,686	17,396,686
Total		33,393,310	33,390,810

Less shares held in treasury		(714,582)	(394,046)
Total		32,678,728	32,996,764

Preferred stock, par value $0.01	5,000,000	—	—

Each share of Class B common stock combined with an Operating Company unit is exchangeable at the holder’s option into one share of Company common stock.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

On October 15, 2007, the Company announced the adoption of a stock repurchase plan.  The repurchase of up to $7.5 million of the Company’s common stock was authorized.  Purchases will be funded out of cash on hand and made from time to time in the open market.  As of March 31, 2008, the Company had repurchased 714,582 shares at an average price of $5.50 per share. From the inception of the buyback program through May 9, 2008, the Company had repurchased 726,441 shares at an average price of $5.47 per share, leaving $3,504,000 available under the repurchase basket.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

9.              Derivative Financial Instruments

In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($2,193,300) has been recorded as a hedging liability and in accumulated other comprehensive income on the balance sheet at March 31, 2008.  The Company made $135,500 in payments under this swap arrangement in the three month period ended March 31, 2008 that was included in the amounts capitalized as part of construction in progress.

In March 2008, the Operating Company, through its subsidiaries, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($360,600) has been recorded as a hedging liability and in accumulated other comprehensive income on the balance at March 31, 2008.  The Company received $14,200 in payments under the swap arrangement in the three months ended March 31, 2008 that was netted against the amounts capitalized as part of construction in progress.

Effective January 1, 2008, the Company has adopted the provisions of SFAS 157.  SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date. We currently do not have any Level 1 financial assets or liabilities.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•                  Quoted prices for identifiable or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•                  Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

•                  Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  We currently do not have any Level 3 financial assets or liabilities.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2008 (in thousands):

Level 2
Financial Liabilities:
Interest rate swaps	$2,554

Total	2,554

The fair value of our interest rate swaps is primarily based on the LIBOR index.

10.       Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the Operating Company:

			From Inception
	Three Months Ended,	Three Months Ended,	April 11, 2006 to
(In thousands)	March 31, 2008	March 31, 2007	March 31, 2008
Operating Company units issued to management	$—	$588	$6,950
Stock options	143	—	429
Restricted stock	62	—	291
Total	$205	$588	$7,670

In February 2007, 85,000 Class C Units and 30,000 Class D Units of the Operating Company were issued to two officers.  These units vested upon issuance and compensation expense of $588,000 was recorded.  In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees.  These units vested upon issuance and compensation expense of $267,100 was recorded

In conjunction with the initial public offering and concurrent private placement, the Operating Company recorded a beneficial conversion charge of $4.6 million related to the conversion of the Operating Company’s membership units, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company’s 28% ownership interest in the Operating Company prior to the public offering).  The intrinsic value of the beneficial conversion charge was calculated as $11.9 million; however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

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

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

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

In the three months ended March 31, 2008, the Company issued 214,025 stock options under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month period ended March 31, 2008.  There were no awards granted in the three month period ended March 31, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience, the expected option term is calculated using the “simplified” method permitted by SAB 110.

The variables used in calculating the compensation expense in the three months ended March 31, 2008 are as follows:

Expected stock price volatility	58%
Expected life (in years)	3.7
Risk-free interest rate	2.50%
Expected dividend yield	0.00%
Expected forfeiture rate	5.00%
Weighted average grant date fair value	$4.09

A summary of the status of outstanding stock options at March 31, 2008 and the changes during the three months ended March 31, 2008 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2008	327,950	$10.45
Granted	214,025	5.63
Exercised	—	—
Forfeited	(5,000)	10.50
Options outstanding, March 31, 2008	536,975	$8.53	4.5	$—
Options vested or expected to vest at March 31, 2008	497,204	$8.56	4.5	$—	$1,570,743
Options exercisable, March 31, 2008	—	$—	—	$—

Based on the Company’s closing common stock price of $4.58 on March 31, 2008, there was $900 of intrinsic value related to 5,000 stock options outstanding.

Restricted Stock — In the three month period ended March 31, 2008, the Company granted 10,000 shares to four newly appointed independent directors.  The shares vest 100% on the first anniversary of the grant date.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

A summary of the status of restricted stock activity at March 31, 2008 and the changes during the three months ended March 31, 2008 is as follows:

		Weighted
		Average	Weighted		Unrecognized
		Grant Date	Average	Aggregate	Remaining
		Fair Value	Remaining	Intrinsic	Compensation
	Shares	per Award	Life (years)	Value	Expense
Restricted stock outstanding, January 1, 2008	103,310	$10.42
Granted	10,000	6.05
Vested	—	—
Cancelled or expired	(7,500)	10.50
Restricted stock outstanding, March 31, 2008	105,810	$10.00	4.3	$484,610
Restricted stock expected to vest at March 31, 2008	98,694	$10.00	4.3	$452,017	$694,838

In accordance with SFAS 123(R), the Company recorded $205,500 of non-cash compensation expense during the three months ended March 31, 2008 relating to stock options and restricted stock.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over .8 and 3.6 years, respectively. After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,357,215 shares of common stock available for future grant under our 2007 Plan at March 31, 2008.

11.       Income Taxes

The Company has not recognized any income tax provision (benefit) for the three month period ended March 31, 2008, the three month period ended March 31, 2007 and for the period from inception through March 31, 2008.  At December 31, 2007, the Company provided a valuation allowance for the full amount of its deferred tax assets since it has no history of generating taxable income.  At March 31, 2008, the Company recognized a deferred tax asset of $305,000, net of a valuation allowance of $3,818,000, related to expected tax refunds in the next 12 months.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

			From Inception on
	Three Months Ended,	Three Months Ended,	April 11, 2006 through
	March 31, 2008	March 31, 2007	March 31, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	March 31,	December 31,
	2008	2007
Deferred tax assets
Capitalized start up costs	$2,872	$2,021
Net unrealized loss on derivatives	1,006	357
Other	245	245
Deferred tax asset	4,123	2,623

Deferred tax liabilities	—	—

Valuation allowance	(3,818)	(2,623)

Net deferred tax asset	$305	$—

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

12.       Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants have the ability to direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant has the right to request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  Approximately $28,000 of employee deferrals was contributed to the plan in both of the three month periods ending March 31, 2008 and March 31, 2007, respectively.  These funds incurred a loss in value of $3,500 in the three months ended March 31, 2008, no change in value during the three months ended March 31, 2007 and a loss in value of $4,500 from inception on April 11, 2006 through March 31, 2008.  These deferrals have been recorded as other assets and deferred compensation liabilities on the consolidated balance sheet at March 31, 2008.

401(k) Plan

The Operating Company sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the Operating Company are discretionary and totaled $163,000 in 2007.  There were no contributions in the three month periods ended March 31, 2007 and 2008.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

13.       Commitments and Contingencies

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

The Operating Company entered into a nineteen month lease for its corporate office in Denver which expires in May 2008.  In April 2008, the Operating Company entered into a five year lease beginning July 1, 2008 for new office space for its corporate headquarters in Denver.

Future minimum operating lease payments at March 31, 2008 (which primarily include rent for office space, two grain handling and storage facilities, and rail cars) are as follows (in thousands):

2008 remainder	$6,623
2009	9,197
2010	9,180
2011	9,184
2012	9,189
Thereafter	65,247
Total	$108,620

Rent expense recorded for the three month periods ended March 31, 2008 and March 31, 2007 totaled $32,100 and $27,000, respectively.  From inception through March 31, 2008 rent expense totaled $211,500.

The Operating Company, through its subsidiaries constructing the Wood River and Fairmont plants, has entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants.  For its Wood River plant, the Operating Company paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as construction in progress.  The balance of the utilities direct capital costs will be recovered from monthly demand charges of approximately $111,000 per month for five years which began in the first quarter of 2008.  For its Fairmont plant, the Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which began in the first quarter of 2008.

Subsidiaries of the Operating Company have entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company (“TIC”) covering the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC will be paid a total of $272.1 million, subject to certain adjustments, for the turnkey construction of the two plants.  Subsequent to the payment of required advance payments, the subsidiaries of the Operating Company are permitted to withhold approximately 5% of progress payments billed by

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

TIC as retainage, payable at the completion of the plants.  Such withholdings are reported as construction retainage in the consolidated balance sheets.  At March 31, 2008 and December 31, 2007, construction in progress reflects $264.6 million and $230.1 million, respectively, related to the EPC contracts.   For the plants to become operational, it is estimated that as of March 31, 2008, a further $5 million to $15 million must be spent on plant infrastructure and other construction requirements in addition to the $7.5 million remaining under the EPC contracts.  Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.

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

At March 31, 2008 the Company had committed to the purchase of 8,466,450 bushels of corn to be delivered between April 2008 and January 2010 at our Fairmont location, and 6,119,879 bushels of corn to be delivered between April 2008 and December 2009 at our Wood River location. The purchase price of the corn will be determined at the time of delivery.

At March 31, 2008 the Company had committed through its subsidiary constructing the Fairmont plant to the purchase of 1,000 Mmbtu of natural gas per day starting July 1, 2008 through June 30, 2009.  The price of the gas will be based on the local gas index in effect at that time of delivery plus an additional .0425 per mmbtu.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants for ten years from the date the plants become operational.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

14.       Tax Benefit Sharing Agreement

Membership interests in the Operating Company combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The Operating Company will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the Operating Company at the time of the exchange.  These increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical Operating Company investors that will provide for a sharing of these tax benefits between the Company and the historical Operating Company equity investors. Under these agreements, the Company will make a payment to an exchanging Operating Company member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis.  The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the Operating Company as a result of the exchanges.  The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.   The following table summarizes the exchange activity since the Company’s initial public offering:

Membership interests and Class B
common shares outstanding at
initial public offering, June 2007	17,957,896

Membership interests and Class B
common shares exchanged in the
fourth quarter of 2007 (1)	(561,210)

Remaining membership interests
and Class B shares to be exchanged
at March 31, 2008	17,396,686

(1) - No tax benefits were realized as the membership interests exchanged had a higher tax basis than the market value of the common shares exchanged into at the time of the exchange.

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

We have engineering, procurement and construction, or EPC, contracts with TIC Wyoming for the construction of our Wood River and Fairmont ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants has begun, and as of March 31, 2008, we had invested approximately $145.3 million in the construction of the Wood River plant and approximately $162.3 million in the construction of the Fairmont plant. Spending on construction of the Wood River and Fairmont plants is expected to total approximately $320 million to $330 million. Based on these estimates, the per gallon of capacity costs of construction would be approximately $1.45. Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.  We currently anticipate that both plants will begin commercial operations late in the second quarter of 2008. In January 2008, we announced that the start-up of the two plants was expected to be delayed roughly 90 days. If we encounter significant difficulties or further delays in constructing our plants, our results of operations and financial condition could be materially harmed. Please see “Risk Factors” in this Form 10-Q for a description of certain facts that could cause our projects to be delayed. We may also be required to borrow additional funds to replace lost revenues in conjunction with any such further delays. Furthermore, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may terminate, or seek to renegotiate the terms of, its commercial agreements with us with respect to the relevant facility.

Revenues

Our primary source of revenue will be the sale of ethanol. We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our ethanol will be largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little if any control. Ethanol prices are extremely volatile. From April 1, 2005 to March 31, 2008, the ethanol Bloomberg rack prices have risen from a low of $1.18 per gallon in April 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.21 per gallon during this three year period. As of May 6, 2008 the CBOT price of ethanol was $2.55 per gallon.

We will also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our distillers grain will be largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally to be used as animal feed. The distillers grain is sold by the ton and can either be sold “wet” or “dry”. From 2005 through 2007, dry distillers grain has sold for an average price of $82.00 per ton and is currently selling for approximately $155.00 per ton.

Cost of goods sold and gross profit

Our gross profit will be derived from our revenues less our cost of goods sold. Our cost of goods sold will be affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of weather, market demand, regulation and general economic conditions.

Corn will be our most significant raw material cost. In general, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From April 1, 2005 to March 31, 2008, the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $5.34 per bushel in March 2008 and averaged $2.84 per bushel during this three year period. As of May 6, 2008 the CBOT price of corn was $5.94 per bushel.

We will purchase natural gas to power steam generation in our ethanol production process and fuel for our dryers to dry our distillers grain. Natural gas will represent our second largest operating cost after corn, and natural gas prices are extremely volatile. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From April 1, 2005 to March 31, 2008, the spot price of natural gas has risen from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $7.67 per Mmbtu during this three year period.  As of May 6, 2008 the NYMEX price of natural gas was $11.09 per Mmbtu.

We will include corn procurement fees that we pay to Cargill in our cost of goods sold. Other cost of goods sold will primarily consist of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

Spread between ethanol and corn prices

Our gross profit will depend principally on our “crush spread”, which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, we expect each bushel of corn to produce approximately 2.7 gallons of fuel grade ethanol. Based on the price of a bushel of corn at May 6, 2008 of $5.94, the cost of corn per gallon of ethanol would be approximately $2.20 (.37 bushels per gallon × $5.94).  As such, the “crush spread” would be $0.35 per gallon based on the May 6, 2008 ethanol price of $2.55 per gallon.

During the first half of 2006, the spread between ethanol and corn prices reached historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage. In early 2008, the spread has since fallen back to $0.35 as of May 6, 2008 due largely to the significant increase in corn prices, averaging over $5.75 per bushel. Any increase or decrease in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and listing and transfer agent fees.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.  We are a new company with no material operating results to date.

At March 31, 2008, the Company owned 46.8% of the Operating Company and the remainder is owned by our founders and original equity investors. The Company is the primary beneficiary of the Operating Company and therefore consolidates the results of the Operating Company. The amount of income or loss allocable to the 53.2% holders is reported as minority interest in our Consolidated Statement of Loss. The Operating Company has been arranging financing for and initiating construction of our first two ethanol plants as well as development work on our additional plant sites.

From its inception on April 11, 2006 through March 31, 2008, after consideration of minority interest, the Company incurred a net loss of $6,533,000 and a net loss distributable to common shareholders of $7,860,000. This loss was primarily due to general and administrative expenses of $22,479,000, of which $15,548,000 was compensation. Compensation expense includes a non-cash charge of $7,670,000 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the Operating Company agreement and for tax purposes) which were expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder in 2006, who has since left the Operating Company, for work performed in connection with the formation of the Operating Company and initial financing. Expenses were partially offset by $2,349,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $13,597,000 reduction due to the minority interest’s portion of the loss. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

For the three month period ended March 31, 2007, after consideration of minority interest, the Company incurred a net loss of $154,000. The loss was primarily due to general and administrative expenses of $1,900,000, of which $1,295,000 was compensation. Compensation expense includes a non-cash charge of $588,000 related to share-based payments awarded to two officers hired during the quarter. These share-based payments include issuance of membership interests (prior to our initial public offering) which were expensed under generally accepted accounting principles. Expenses were partially offset by $13,000 of interest income and the $1,733,000 reduction due to the minority interest in the loss.

For the three month period ended March 31, 2008, after consideration of minority interest, the Company incurred a net loss of $1,778,000. The loss was primarily due to general and administrative expenses of $4,102,000, of which $2,457,000 was compensation. Compensation expense includes a non-cash charge of $205,000 related to share-based payments. These share-based payments were for stock options and restricted stock awarded to certain officers and employees. Expenses were partially offset by $526,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $1,798,000 reduction due to the minority interest in the loss.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception through March 31, 2008 are summarized below (in thousands):

	For the	For the	From Inception on
	Three Months Ended,	Three Months Ended,	April 11, 2006 through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash provided by (used in):
Operating activities	$(2,181)	$(1,589)	$(11,012)
Investing activities	(42,486)	(47,602)	(293,325)
Financing activities	40,015	22,720	355,672
Net increase (decrease) in cash and equivalents	$(4,652)	$(26,471)	$51,335

Cash used in operating activities consisted primarily of compensation paid to our employees and expenses incurred by our corporate office. Expenditures incurred under investing activities related primarily to the construction of our Wood River and Fairmont ethanol plants. Cash provided by financing activities consisted of proceeds of equity investments made by our historical equity investors in 2006, proceeds from our initial public offering and concurrent private placement in 2007, and borrowings under our bank facility and subordinated debt in 2007 and the first quarter of 2008, less equity and debt issuance costs and distributions to certain owners of our predecessor company. We expect to fund the completion of our Wood River and Fairmont plants and meet our operating needs with our available capital resources as summarized in the following table (in thousands):

March 31,
2008
Cash and equivalents	$51,335
Available under bank facility	84,000

Our principal sources of liquidity at March 31, 2008 consist of cash and equivalents and available borrowings under our bank facility.  Our balance of cash and equivalents at March 31, 2008 consisted of proceeds of subordinated debt borrowings and our initial public offering and concurrent private placement.

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock, or the offering, and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders, or the private placement, at a gross per share price of $10.50, resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering and the private placement were transferred to the Operating Company as contributed capital subsequent to the offering. With these proceeds, the Company retired $30.0 million of its subordinated debt during 2007, leaving $20.0 million outstanding.

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

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. As of March 31, 2008, the Company had repurchased 714,582 shares at an average price of $5.50 per share. From the inception of the buyback program through May 9, 2008, the Company had repurchased 726,441 shares at an average price of $5.47 per share, leaving $3,504,000 available under the repurchase basket. The shares repurchased are being held as treasury stock.

The share repurchases made during the three month period ended March 31, 2008 were as follows:

				Approximate
	Total Number		Total Number of	Value of Shares
	of	Average Price	Shares Purchased as	that May Yet be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plans(1)	the Plans
01/01/08 - 01/31/08	58,477	$6.48	58,477	$5,079,000
02/01/08 - 02/29/08	215,359	6.14	215,359	3,750,000
03/01/08 - 03/31/08	46,700	4.24	46,700	3,551,000
Total	320,536	$5.92	320,536	$3,551,000

(1)                                  Pursuant to Repurchase Plan announced on October 15, 2007.

Construction

We currently have two ethanol plants under construction. We also have three additional sites available for the possible construction of plants. We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete Wood River and Fairmont will be approximately $320 million to $330 million. At March 31, 2008, the estimated remaining costs to complete Wood River and Fairmont, exclusive of corporate overhead and financing charges, approximated $12 million to $22 million, which is expected to be funded with borrowings under our existing bank facility.

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

We expect to complete the construction of our Wood River facility late in the second quarter of 2008. We have spent approximately $145.3 million on total project costs relating to the Wood River facility as of March 31, 2008. We expect to make additional capital expenditures in 2008 of approximately

$5 million to $10 million in connection with the total project costs relating to our Wood River facility. We expect to complete the construction of our Fairmont facility late in the second quarter of 2008. We have spent approximately $162.3 million on total project costs relating to the Fairmont facility as of March 31, 2008.  We expect to make additional capital expenditures in 2008 of approximately $7 million to $12 million in connection with the total project costs relating to our Fairmont facility. To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds of the offering and the private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of the Wood River and Fairmont facilities. As of March 31, 2008, $146.0 million was outstanding under our bank facility and $20.0 million was outstanding under our subordinated debt facility.

Tax and our tax benefit sharing agreement

We expect that, as a result of future exchanges of membership interests in the Operating Company for shares of our common stock, the tax basis of the Operating Company’s assets attributable to our interest in the Operating Company will be increased. These increases in tax basis will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the Operating Company membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through March 31, 2008. The amount of any potential increases in tax basis and the resulting recording of tax assets is dependent upon the share price of our common stock at the time of the exchange of the membership interests in the Operating Company for shares of our common stock.

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

Bank facility

In September 2006, certain of our subsidiaries entered into a $230.0 million bank facility with BNP Paribas and a syndicate of lenders (our Senior Debt) to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the Operating Company is a party to the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the Senior Debt.

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

Our bank facility also includes working capital loans of up to $20.0 million, a portion of which may be available to us in the form of letters of credit. The working capital loans will be available to pay certain operating expenses of the Wood River and Fairmont plants, or alternative plants, as the case may be, with up to $5.0 million becoming available upon mechanical completion of a plant, up to $10.0 million becoming available upon provisional acceptance of a plant and the full $20.0 million becoming available upon conversion of the construction loans to term loans. The working capital loans will mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011. No amounts have been borrowed as of March 31, 2008 under the working capital loans.

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

Interest rates on each of the loans under our bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% and (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts will bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at March 31, 2008 was 5.9%.

The bank facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the projects, the project agreements or the budgets relating to the projects. Upon conversion from a construction loan to a term loan, the Company will be required to establish some collateral deposit accounts maintained by an agent of the banks. Our revenues will be deposited into these accounts. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees.

Debt issuance fees and expenses of approximately $8.1 million ($6.6 million, net of accumulated amortization) have been incurred with the Senior Debt at March 31, 2008. These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

As of March 31, 2008, we had $146.0 million of outstanding borrowings under our bank facility.

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

All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the offering proceeds, leaving $20.0 million of subordinated debt outstanding at March 31, 2008. This resulted in additional amortization of deferred fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

Debt issuance fees and expenses of approximately $5.5 million ($1.9 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at March 31, 2008. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

Capital lease

The Operating Company, through its subsidiary constructing the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites.  The plants entered into a finance agreement in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately

5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, our Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

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

Letters of credit

The Company had three letters of credit for a total of approximately $2.8 million outstanding as of March 31, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service provider at the Wood River plant, and are all secured by certificates of deposit in the same amount, which will automatically renew each year.

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

We have not recognized an impairment on any of our property, plant and equipment from our inception through March 31, 2008. However, in the event that the current high corn prices and low ethanol prices persists for an extended period, the Company may be required to record an impairment in the future.

Share-based compensation

We account for the issuance and exchanges of equity instruments for employee services in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The key assumptions generally used in the Black-Scholes calculations include the expected term, the estimated volatility of our common stock, the vesting schedule and the risk-free rate of return during the expected term. Additionally, we are required to estimate the expected forfeiture rate, as we recognize expense only for those shares or stock options expected to vest. Due to the uncertainties inherent in these estimates, the amount of compensation expense to be recorded will be dependent on the assumptions used in making the estimates.

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

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at March 31, 2008 the Company had $67.0 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities.  SFAS 161 will become effective beginning with our first quarter of 2009.  Early adoption is permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Lower ethanol prices will tend to result in lower profit margins. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, and numerous other factors.  Ethanol prices are extremely volatile.  From April 1, 2005 to March 31, 2008, the ethanol Bloomberg rack prices have risen from a low of $1.18 per gallon in April 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.21 per gallon during this three year period. As of May 6, 2008, the CBOT price of ethanol was $2.55 per gallon.

Lower distillers grain prices will tend to result in lower profit margins.  The selling prices we realize for our distillers grain are largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally, to be used as animal feed.  Distillers grain is sold by the ton and can either be sold “wet” or “dry”.  From 2005 through 2007, dry distillers grain has sold for an average price of $82.00 per ton and is currently selling for approximately $155.00 per ton.

Higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors.  Using an average corn price of $5.75 per bushel, we estimate that corn will represent approximately 75% of our operating costs.  Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.  From April 1, 2005 to March 31, 2008 the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $5.34 per bushel in March 2008 and averaged $2.84 per bushel during this three year period. As of May 6, 2008, the CBOT price of corn was $5.94 per bushel.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers.  Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors.  Using an average corn price of $5.75 per bushel and an average price of $11.00 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 13% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.  From April 1, 2005 to March 31, 2008, the spot price of natural gas has risen from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $7.67 per Mmbtu during this three year period.  As of May 6, 2008 the NYMEX price of natural gas was $11.09 per Mmbtu.

To reduce the risks implicit in price fluctuations of the four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. It is unlikely that we will enter into material commodity hedges until production at our plants begins or is imminent. Thereafter, we currently anticipate hedging between 40% and 80% of our commodity price exposure on a rolling 6 to 18 month basis. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill’s risk management and futures advisory services and utilize its trading capabilities. It should be recognized that while there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grain currently exists. Consequently, our hedging of ethanol and distillers grain may be limited by the market. Due to the Company’s limited operating history and lack of revenues, obtaining credit from potential third-party brokerage companies with respect to hedging transactions will be difficult.  Due to the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company will be limited in its ability to hedge with third-party brokers for at least six months after the plants become operational.

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

We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  In March 2008, the Operating Company, through its subsidiaries, entered into a second interest rate swap for a two-year period.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. As of March 31, 2008, we had borrowed $146.0 million under our bank facility and $20.0 million under our subordinated loan agreement.  After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $360,000 on our annual interest expense.

At March 31, 2008, we had $50.2 million invested in money market mutual funds and three certificates of deposit for $2.8 million held at one financial institution, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

Internal Control over Financial Reporting

In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. We have made the following changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter, the Company further developed its accounting policies and procedures in anticipation of beginning production late in the second quarter of 2008.

PART II.  OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 1A.              RISK FACTORS

You should carefully consider the following risks, as well as other information contained in this Form 10-Q, including ‘‘Management’s discussion and analysis of financial condition and results of operations’’. The risks described below are those that we believe are the material risks we face. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.

The Company is subject to various risks and uncertainties that could affect the Company’s business, future performance or financial condition.  These risks include the following:

Risks relating to our business and industry

•                  We do not have an operating history and our business may not succeed.

•                  We may encounter unanticipated difficulties in constructing our plants.

•                  Competition for qualified personnel in the ethanol industry is intense, and we may not be able to retain qualified personnel to operate our ethanol plants.

•                  Delays and design defects may cause our costs to increase to levels that would make our new facilities too expensive to construct or unprofitable.

•                  Increased acceptance of ethanol as a fuel and construction of additional ethanol production plants could lead to shortages of availability and increases in the price of corn.

•                  We may not be able to implement our strategy as planned or at all.

•                  We may not be able to retain the options for our additional plant sites.

•                  We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our facilities as planned.

•                  We may be unable to secure construction services or supplies for our prospective sites on acceptable terms.

•                  We may not be able to obtain the financing necessary to construct plants on our prospective sites or to complete future acquisitions.

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

•                  Cargill may terminate the marketing and supply agreements if provisional acceptance of our Wood River and Fairmont plants does not occur by December 31, 2009.

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

•                  Our interests may conflict with the interests of Cargill.

•                  We may not be able to enter into definitive agreements with Cargill with respect to our prospective sites.

•                  New, more energy efficient technologies for producing ethanol could displace corn-based ethanol and materially harm our results of operations and financial condition.

•                  We expect to incur a significant amount of indebtedness to construct our facilities, a substantial portion of which will be secured by our assets.

•                  Our substantial indebtedness could have important consequences by adversely affecting our financial position.

•                  We are subject to risks associated with our existing debt arrangements.

•                  Our bank facility.

•                  Our subordinated debt agreement.

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

•                  The effect of the Renewable Fuel Standard, or RFS, program in the Energy Independence and Security Act signed into law in December 2007 and the Energy Policy Act signed into law in August 2005 is uncertain.

•                  We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

Risks relating to our organizational structure

•                  Our only material asset is our interest in BioFuel Energy, LLC, and we are accordingly dependent upon distributions from BioFuel Energy, LLC to pay dividends, taxes and other expenses.

•                  We will be required to pay the historical Operating Company equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership interests for shares of our common stock.

•                  Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

•                  If BioFuel Energy Corp. were deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of BioFuel Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks relating to the ownership of our common stock

•                  The existing market for our common stock has low trading volumes, and we do not know whether the volume of trading will increase.

•                  The price of our common stock may be volatile.

•                  Certain stockholders’ shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decrease significantly.

•                  The historical equity investors, including some of our officers and Directors own a significant percent of our shares and will exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

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

A complete description of these risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2007.  Those risk factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or in the Annual Report on Form 10-K, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

Exhibit Number	Exhibit

10.1

Separation, Consulting and Mutual Release Agreement by and between BioFuel Energy Corp. and Michael N. Stefanoudakis (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: May 12, 2008	By: /s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: May 12, 2008	By: /s/ David J. Kornder
David J. Kornder,
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1

Separation, Consulting and Mutual Release Agreement by and between BioFuel Energy Corp. and Michael N. Stefanoudakis (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2008.