Form 10-Q
period 2008-06-30
BioFuel Energy Corp.
filed 2008-08-14
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State of incorporation)	(I.R.S. employer identification number)

1600 Broadway, Suite 2200
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

Yes  ☐  No  ☒

Number of shares of common stock outstanding as of August 11, 2008: 15,298,053, exclusive of 809,606 shares held in treasury.

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

BioFuel Energy Corp.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and equivalents	$38,771	$55,987
Accounts receivable	291	—
Inventories	28,082	—
Derivative financial instruments	10,080	—
Prepaid expenses	139	194
Other current assets	3,206	—
Total current assets	80,569	56,181
Property, plant and equipment, net	325,819	276,785
Certificates of deposit	3,990	2,155
Debt issuance costs, net	8,289	8,852
Other assets	759	126
Total assets	$419,426	$344,099

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,330	$10,429
Construction retainage	13,490	11,536
Current portion of long-term debt	10,256	1,560
Current portion of derivative financial instrument	966	424
Current portion of tax increment financing	444	228
Other	2,189	637
Total current liabilities	39,675	24,814
Long-term debt, net of current portion	186,754	122,440
Tax increment financing, net of current portion	5,238	5,823
Derivative financial instrument, net of current portion	—	525
Deferred compensation	49	27
Total liabilities	231,716	153,629
Minority interest	68,076	68,799
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 16,107,659 shares outstanding at June 30, 2008 and 15,994,124 shares outstanding at December 31, 2007	161	160
Class B common stock, $0.01 par value; 50.0 million shares authorized and 17,303,151 shares outstanding at June 30, 2008 and 17,396,686 shares oustanding at December 31, 2007	173	174
Less common stock held in treasury, at cost, 809,606 shares at June 30, 2008 and 394,046 shares at December 31, 2007	(4,316)	(2,040)
Additional paid-in capital	131,290	130,409
Accumulated other comprehensive loss	(762)	(950)
Deficit accumulated during development stage	(6,912)	(6,082)
Total stockholders’ equity	119,634	121,671
Total liabilities and stockholders’ equity	$419,426	$344,099

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

					From Inception on
	Three Months Ended June 30,		Six Months Ended June 30,		April 11, 2006 through
	2008	2007	2008	2007	June 30, 2008

Net sales	$292	$—	$292	$—	$292
Cost of goods sold	255	—	255	—	255
Gross profit	37	—	37	—	37
Selling, general and administrative expenses:
Compensation expense	2,988	1,320	5,445	2,616	18,536
Other	5,409	704	7,054	1,309	12,340
Operating income (loss)	(8,360)	(2,024)	(12,462)	(3,925)	(30,839)
Other income (expense):
Interest income	325	—	851	—	2,674
Other non-operating income	338	200	338	213	338
Unrealized gain on derivative financial instruments	10,080	—	10,080	—	10,080
Income (loss) before income taxes	2,383	(1,824)	(1,193)	(3,712)	(17,747)
Income tax provision (benefit)	—	—	—	—	—
Income (loss) before minority interest	2,383	(1,824)	(1,193)	(3,712)	(17,747)

Minority interest	(1,435)	1,537	363	3,271	12,162

Net income (loss)	948	(287)	(830)	(441)	(5,585)

Beneficial conversion charge	—	(1,327)	—	(1,327)	(1,327)

Net income (loss) to common shareholders	$948	$(1,614)	$(830)	$(1,768)	$(6,912)

Income (loss) per share - basic	$0.06	$(0.24)	$(0.05)	$(0.30)	$(0.70)
Income (loss) per share - diluted	$0.03	$(0.24)	$(0.05)	$(0.30)	$(0.70)

Weighted average shares outstanding
Basic	15,223	6,817	15,271	5,934	9,852
Diluted	32,656	6,817	15,271	5,934	9,852

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

From Inception on April 11, 2006 through June 30, 2008

(in thousands, except share data)

(Unaudited)

	Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Stage	Loss	Equity
Balance at inception	—	$—	—	$—	$—	$—	$—	$—	$—

Sale of common stock	5,042,104	50	—	—	—	26,903	—	—	26,953
Net loss	—	—	—	—	—	—	(2,334)	—	(2,334)
Balance at December 31, 2006	5,042,104	50	—	—	—	26,903	(2,334)	—	24,619

Sale of common stock, net of expenses	10,287,500	103	—	—	—	100,745	—	—	100,848
Stock based compensation	—	—	—	—	—	515	—	—	515
Issuance of Class B common shares	—	—	17,957,896	180	—	(180)	—	—	—
Issuance of restricted stock	103,310	1	—	—	—	(1)	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,040)	—	—	—	(2,040)
Issuance of LLC units to management	—	—	—	—	—	193	—	—	193
Exchange of Class B shares to common	561,210	6	(561,210)	(6)	—	2,234	—	—	2,234
Beneficial conversion charge	—	—	—	—	—	—	(1,327)	—	(1,327)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	40	40
Change in hedging liability fair value	—	—	—	—	—	—	—	(990)	(990)
Net loss	—	—	—	—	—	—	(2,421)	—	(2,421)

Total comprehensive loss									(3,371)
Balance at December 31, 2007	15,994,124	160	17,396,686	174	(2,040)	130,409	(6,082)	(950)	$121,671

Stock based compensation	—	—	—	—	—	521	—	—	521
Exchange of Class B shares to common	93,535	1	(93,535)	(1)	—	360	—	—	360
Issuance of restricted stock,									—
(net of forfeitures)	20,000	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	(2,276)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	425	425
Change in hedging liability fair value	—	—	—	—	—	—	—	(237)	(237)
Net loss	—	—	—	—	—	—	(830)	—	(830)

Total comprehensive loss									(642)
Balance at June 30, 2008	16,107,659	$161	17,303,151	$173	$(4,316)	$131,290	$(6,912)	$(762)	$119,634

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

			From Inception on
	Six Months Ended,	Six Months Ended,	April 11, 2006 through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flows from operating activities
Net loss	$(830)	$(441)	$(5,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(363)	(3,271)	(12,162)
Gain on derivative instruments	(10,080)	—	(10,080)
Share based compensation expense	521	888	7,985
Depreciation	127	23	211
Other	—	—	42
Changes in operating assets and liabilities, excluding the effects of acquisitions
Accounts receivable	(291)	—	(291)
Inventories	(28,082)	—	(28,082)
Prepaid expenses	55	208	34
Accounts payable	1,901	224	2,464
Accrued legal fees	—	180	(138)
Other current liabilities	1,552	(429)	1,380
Other assets and liabilities	(1,659)	—	(1,757)
Net cash used in operating activities	(37,149)	(2,618)	(45,979)

Cash flows from investing activities
Capital expenditures	(43,465)	(89,171)	(290,649)
Purchase of certificates of deposit	(1,835)	—	(3,990)
Cash paid for acquisition, net of cash acquired	—	—	(1,500)
Net cash used in investing activities	(45,300)	(89,171)	(296,139)

Cash flows from financing activities
Proceeds from sale of common stock	—	95,891	130,534
Proceeds from sale of minority interest in BioFuel Energy, LLC	—	—	75,171
Proceeds from issuance of debt	68,000	55,000	222,000
Repayment of debt	—	—	(30,000)
Proceeds from tax increment financing	—	6,051	6,051
Repayment of tax increment financing	(369)	—	(369)
Payment of offering costs	—	(450)	(2,925)
Payment of debt issuance costs	(122)	(3,327)	(13,265)
Purchase of treasury stock	(2,276)	—	(4,316)
Payments to predecessor owners	—	—	(1,992)
Net cash provided by financing activities	65,233	153,165	380,889
Net increase (decrease) in cash and equivalents	(17,216)	61,376	38,771
Cash and equivalents, beginning of period	55,987	27,238	—

Cash and equivalents, end of period	$38,771	$88,614	$38,771

Cash paid for interest	$6,693	$2,354	$13,089

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$3,481	$16,597	$3,481
Additions to debt and deferred offering costs unpaid during period	1	902	1
Additions to notes payable and capital lease	5,277	—	5,277

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

1.              Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) is a development stage company whose goal is to become a leading ethanol producer in the United States.  We are completing construction of two 115 million gallons per year (“Mmgy”) ethanol plants in the Midwestern corn belt.  At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive contractual relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities.  The Company will produce and sell ethanol and its co-products (primarily distillers grains), through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”).  Both facilities, with a combined annual production capacity of 230 Mmgy, commenced start-up and began commercial operations in late June 2008. Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We use derivative financial instruments, such as futures contracts, swaps and option contracts to manage commodity prices as further discussed in Note 9.

Three similar sites are being evaluated in anticipation of the possible construction of additional plants. Land has been optioned and permit filings have begun at each of these sites.  All five sites were selected primarily based on access to corn suppliers as well as availability of rail transportation and natural gas. While our initial focus has been on plant construction and operations, we ultimately expect to grow, at least in part, through acquisitions.  We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill will provide corn procurement services, market the ethanol and distillers grains we produce and provide transportation logistics for our two initial plants under long-term contracts.  In addition, we lease their adjacent grain storage and handling facilities.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “Operating Company”), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States.  The Company’s headquarters are located in Denver, Colorado.

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock (the “offering”) and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders at a gross per share price of $10.50 (the “private placement”), resulting in $93.2 million in net proceeds.  In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock.  The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from the offering and private placement, after expenses.  All net proceeds from the offering and the private placement were transferred to the Operating Company as contributed capital subsequent to the offering. With a portion of these proceeds, the Company retired $30.0 million of subordinated debt, leaving $20.0 million outstanding.

At June 30, 2008, the Company owned 46.9% of the Operating Company units with the remaining 53.1% owned by the historical equity investors of the Operating Company.  The Company had 15,298,053 shares of common stock issued and outstanding, exclusive of 809,606 shares held in treasury, and 17,303,151 shares of Class B common stock issued and outstanding as of June 30, 2008. The Class B common shares are held by the historical equity investors of the Operating Company, who also held 17,303,151 membership interests in the Operating Company that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The Class B common stock and associated membership interests are recorded as minority interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership interests.

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

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

The aggregate book value of the Operating Company at June 30, 2008 and December 31, 2007 was approximately $419.4 million and $344.1 million, respectively, which are the carrying amounts of the assets recorded on the consolidated balance sheets of the Company that are collateral for the Operating Company’s obligations. Our bank facility imposes restrictions on the ability of the Operating Company’s subsidiaries that own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

Since its inception, the Operating Company’s operations have primarily involved arranging financing for and initiating construction of its first two ethanol plants in Wood River and Fairmont and evaluating additional ethanol plant sites.  While both plants commenced start-up and began the production of ethanol in late June 2008, they are operating at less than nameplate capacity and are subject to various performance tests under their respective construction contracts. As such, the Operating Company is considered development stage until certain performance and efficiency tests are successfully passed and the Company has generated sufficient revenues from the sale of ethanol.  Until significant commercial ethanol production begins, the Operating Company will remain dependent on external financing to execute its business plan. The Company is also considered development stage as its only asset is its investment in the Operating Company.

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

At June 30, 2008, the Company owned 46.9% of the Operating Company units.  The minority interest ownership will continue to be reported until all Class B common shares and Operating Company membership units have been exchanged for the Company’s common stock.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence that an arrangement exists, risk of loss and title transfer to the customer, the price is fixed or determinable and collection is reasonably assured in conformity with the Securities and Exchange Commission’s (“Commission”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grains to Cargill.  Shipping and handling charges incurred on the Company’s behalf for the products marketed by Cargill have been netted against revenue.

In accordance with the Operating Company’s agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions are deducted from the gross sales price at the time payment is remitted to the Company.  Ethanol sales are recorded net of commissions which totaled $0 in the three month period ended June 30, 2008.  Dried distillers grains with solubles (“DDGS”) and wet distillers grains with solubles (“WDGS”) sales are also recorded net of commissions, which totaled $23,000 in the three month period ended June 30, 2008.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At June 30, 2008, we had $33.7 million invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  As of June 30, 2008, no allowance was considered necessary.

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

The Operating Company, through its subsidiaries, sells all of its ethanol and distillers grains to Cargill.  During the three month period ended June 30, 2008, the Company recorded sales to Cargill representing 100% of total net sales.

As of June 30, 2008, the Operating Company, through its subsidiaries, had receivables from Cargill of approximately $291,000, representing 100% of total accounts receivable.

The Operating Company purchases corn, its largest cost component in producing ethanol, from Cargill.  During the six month period ended June 30, 2008 the corn purchases from Cargill totaled $36.5 million.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Inventories

Raw materials inventories which consists primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.  Finished goods inventories consist of ethanol and distillers grains and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$21,891	$—
Work in process	2,220	—
Finished goods	3,971	—
	$28,082	$—

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings.  The Company’s derivative positions related to corn, ethanol and natural gas are undesignated instruments, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the income statements.  The Company designates interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been record in other comprehensive income.  The income statement impact of these hedges is included in interest expense.

SFAS 133 requires a company to evaluate contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The Company’s contracts that meet the requirements of normal are exempted from the accounting and reporting requirements of SFAS 133.

Certificates of Deposit

At June 30, 2008, certificates of deposit was comprised of approximately $4.0 million held in four certificates of deposit with original maturities greater than one year.  These certificates of deposit have been pledged as collateral supporting four letters of credit and will automatically renew each year as long as the letters of credit are outstanding.  Three of these certificates of deposit totaling $2.8 million are held at one financial institution, which is in excess of FDIC insurance limits.    The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment, which is primarily comprised of land and construction in progress, is recorded at cost.  All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized.  Costs not directly related to a site or plants are expensed.  The Company will begin depreciation of land improvements and its plant assets once the plants become fully operational.  Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Land improvements	20-30
Buildings and improvements	7-40
Machinery and equipment
Railroad equipment	20-39
Facility equipment	20-39
Other	5-7
Office furniture and equipment	3-10

Maintenance, repairs and minor replacements are charged to operating expenses while major replacements and improvements are capitalized.

Capitalized Interest

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, Capitalization of Interest, the Company capitalizes interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures during the period of construction as part of the cost of constructed assets.  Interest and debt issuance costs capitalized for the three and six month periods ended June 30, 2008 totaled $3,953,000 and $7,359,000, respectively. Interest and debt issuance costs capitalized for the three and six month periods ended June 30, 2007 totaled $2,102,000 and $2,778,000, respectively. Interest costs are capitalized during the period of construction and included in property, plant and equipment.  Interest is capitalized until the projects have been determined to be complete, which will depend upon whether the plant has passed certain performance and efficiency tests and the Company is generating sufficient revenues from the sale of ethanol.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing credit agreements.  These costs are being amortized over the term of the related debt and any such amortization is being capitalized as part of the value of construction in progress during the construction period.  Estimated future debt issuance cost amortization as of June 30, 2008 was as follows (in thousands):

2008 remainder	$695
2009	1,390
2010	1,353
2011	1,242
2012	1,242
Thereafter	2,367
Total	$8,289

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants.  The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable.   Recoverability is measured by comparing carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  No impairment has occurred to date.

Stock-Based Compensation

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments.  The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest. Effective January 1, 2008, the Company adopted the use of the simplified method of calculating expected term for grants awarded in 2008, as allowed by the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  As of June 30, 2008, and December 31, 2007 the Company had not accrued any significant asset retirement obligations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since its inception and expects to continue to incur losses until its plants become commercially operational, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company classifies interest on tax deficiencies and income tax penalties as provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, certificates of deposit, accounts payable and construction retainage are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The fair market value of the Company’s senior debt and subordinated debt approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

and other market factors.   The derivative financial instruments are carried at fair value.   Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 and 159, with no material impact to our financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the market value on the Company’s financial instruments designated as cash flow hedges.  The changes in market value are reflected in the corresponding asset or liability with the offset recorded as other comprehensive income (loss).

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision making group reviews financial information presented on a consolidated basis for purposes of assessing financial performance and making operating decisions.  Accordingly, the Company considers itself to be operating in a single industry segment.

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position and results of operations as of June 30, 2008 and for the three month and six month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (filed with the Securities and Exchange Commission March 12, 2008).

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

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries – Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term – noncontrolling interests – to replace what were previously called minority interests.  SFAS 160 will be effective for the Company on January 1, 2009.  The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at June 30, 2008, the Company had $68.1 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

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

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

4.              Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30,	December 31,
	2008	2007

Land and improvements	$6,849	$6,382
Construction in progress	318,156	269,710
Furniture and fixtures	1,025	777
	326,030	276,869
Accumulated depreciation	(211)	(84)
Property, plant and equipment, net	$325,819	$276,785

	June 30,	December 31,
	2008	2007
Construction in progress
Fairmont, Minnesota facility	$160,113	$130,740
Wood River, Nebraska facility	139,381	127,666
	299,494	258,406
Capitalized interest costs	18,662	11,304
Construction in progress	$318,156	$269,710

Depreciation expense related to property, plant and equipment was $74,000 and $127,000 for the three and six months ended June 30, 2008, and $16,000 and $23,000 for the three and six months ended June 30, 2007.

As of June 30, 2008, all of the Company’s construction in progress relates to the Wood River and Fairmont production facilities.  Because the Operating Company is considered development stage until certain performance and efficiency tests are successfully passed, no depreciation expense has been recorded related to these assets.  The Company has netted liquidated damages,  arising out of completion delays at both plants, of $12.8 million against construction in progress.  Also included in construction in progress are amounts withheld by the Company for approximately 5% of the progress payments billed by the construction contractor.  These amounts have been recorded as liabilities in the accompanying consolidated balance sheets and are to be remitted by the Operating Company to the contractor upon substantial completion of the plants.  The construction retainage amounts included in construction in progress at June 30, 2008 and December 31, 2007 were $7,303,000 and $5,870,000 related to the Fairmont Facility and $6,187,000 and $5,666,000 related to the Wood River facility, respectively.

5.              Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS No. 128, Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.  For those periods in which the Company incurred a net loss, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company’s loss per share, and, accordingly, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding in those periods.

For the three months ended June 30, 2008, 583,225 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as such shares were anti-dilutive due to the exercise price exceeding the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

					From Inception on
	Three Months Ended June 30,		Six Months Ended June 30,		April 11, 2006 through
	2008	2007	2008	2007	June 30, 2008
Weighted average common shares outstanding - basic	15,222,803	6,816,829	15,270,853	5,934,369	9,852,207

Dilutive common stock equivalents
Class B common shares	17,320,625	3,249,930	17,358,655	1,633,943	8,320,771
Restricted stock	110,289	13,623	109,396	6,849	49,201
Stock options	2,513	—	—	—	—
	17,433,427	3,263,553	17,468,051	1,640,792	8,369,972
	32,656,230	10,080,382	32,738,904	7,575,161	18,222,179

Less anti-dilutive common stock equivalents	—	(3,263,553)	(17,468,051)	(1,640,792)	(8,369,972)

Weighted average common shares outstanding - diluted	32,656,230	6,816,829	15,270,853	5,934,369	9,852,207

6.              Long-Term Debt

The following table summarizes long-term debt (in thousands):

	June 30,	December 31,
	2008	2007
Senior debt	$172,000	$104,000
Subordinated debt	20,000	20,000
Notes payable	2,523	—
Capital leases	2,487	—
	197,010	124,000
Less current portion	(10,256)	(1,560)
Long term portion	$186,754	$122,440

In September 2006, the Operating Company, through its subsidiaries, entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans (under the same interest rate structure as the construction loans) upon completion of the plants, expected to occur in the fourth quarter of 2008.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum amount of $3,150,000 plus a percentage of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit.  No amounts have been borrowed as of June 30, 2008 under the working capital loans.  The working capital loans mature in September 2010.  Interest rates on Senior Debt (construction loans and working capital loans) will, at management’s option, be set at: i)  a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest is payable quarterly. The weighted average interest rate in effect on the bank borrowings at June 30, 2008 was 5.6%.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

While we have commenced borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and provision of engineers’ construction progress reports satisfactory to the lenders.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  Upon conversion from a construction loan to a term loan, the Company will be required to establish some collateral deposit accounts maintained by an agent of the banks.  Our revenues will be deposited into these accounts.  These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month.  The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont projects, the project agreements or the budgets relating to them.  The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the Operating Company or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.1 million ($6.4 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at June 30, 2008.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

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

Debt issuance fees and expenses of approximately $5.5 million ($1.8 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at June 30, 2008.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.   All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the proceeds from the offering, leaving $20.0 million of subordinated debt outstanding at June 30, 2008.  This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of June 30, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

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

Notes payable relate to certain financing agreements in place at each of our sites.  The subsidiaries of the Operating Company constructing the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, the subsidiary of the Operating Company that is constructing the Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

The following table summarizes the aggregate maturities of our long term debt as of June 30, 2008 (in thousands):

2008 remainder	$3,627
2009	13,453
2010	13,555
2011	12,897
2012	12,644
Thereafter	140,834
Total	$197,010

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

On June 15, 2008, the first principal payment on the note was made.  Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the Operating Company was required to pay $369,000 as a portion of the note payment.

8.              Stockholders’ Equity

A summary of the Company’s common and preferred stock is as follows:

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

		Issued and Outstanding
		June 30,	December 31,
	Authorized	2008	2007
Common stock, par value $0.01	100,000,000	16,107,659	15,994,124
Class B common stock, par value $0.01	50,000,000	17,303,151	17,396,686
Total		33,410,810	33,390,810

Less shares held in treasury		(809,606)	(394,046)
Total		32,601,204	32,996,764

Preferred stock, par value $0.01	5,000,000	—	—

Each share of Class B common stock combined with an Operating Company unit is exchangeable at the holder’s option into one share of Company common stock.

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  As of June 30, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share. From the inception of the buyback program through August 11, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,185,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt contain restrictions on the ability of the Operating Company to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends.

9.              Derivative Financial Instruments

In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($1,214,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at June 30, 2008.  The Company made payments under this swap arrangement in the three and six month periods ended June 30, 2008 totaling $303,000 and $424,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress.

In March 2008, the Operating Company, through its subsidiaries, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the Operating Company and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($452,000) has been recorded in other assets and in accumulated other comprehensive income on the balance sheet at June 30, 2008.  The Company made de minimus net payments under this swap arrangement in the three and six month periods ended June 30, 2008.  These payments were included in the amounts capitalized as part of construction in progress.

During the second quarter of 2008, the Operating Company entered into various derivative financial instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps and option contracts.  A summary of these instruments and the market valuation as of June 30, 2008, is as follows:

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

	Corn			Ethanol
		Average	Unrealized		Average	Unrealized
	Quantity	Hedged	Gain/(Loss)	Quantity	Hedged	Gain/(Loss)
Period	(Bushels)	Price	June 30, 2008	(Gallons)	Price	June 30, 2008
7/01/08 - 9/30/08	4,500,000	$7.39	$169,000	2,350,000	$2.87	$84,000
10/01/08 - 12/31/08	4,720,000	6.82	4,528,000	3,150,000	2.86	71,000
1/01/09 - 3/31/09	4,000,000	6.52	5,280,000	900,000	2.86	29,000
4/01/09 - 6/30/09	750,000	7.81	(81,000)	—	—	—

Total	13,970,000	$6.97	$9,896,000	6,400,000	$2.86	$184,000

As the Company has elected to treat the corn and ethanol hedges as undesignated instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the change in the fair value of these derivative instruments has been included in other non-operating income in the accompanying consolidated income statements.  The unrealized gains on derivatives recognized during the three month period ended June 30, 2008 totaled $10.1 million. Subsequent to quarter end, corn prices pulled back sharply resulting in the Company’s hedging gains swiftly turning to losses, as further discussed in Note 15.

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

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date. We currently do not have any Level 1 financial assets or liabilities.

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  We currently do not have any Level 3 financial assets or liabilities.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2008 (in thousands):

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

June 30,
Level 2	2008

Financial assets:
Corn and ethanol futures and options	$10,080
Total assets	$10,080

Financial Liabilities:
Interest rate swaps	(762)
Total liabilities	$(762)

Total net position	$9,318

The fair value of our interest rate swaps are primarily based on the LIBOR index.  The fair value of the corn futures are based on published market values.  The fair value of corn and ethanol options is determined using the Black Scholes option model based on the published market values of the futures and other various market inputs.

10.       Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the Operating Company:

					From Inception
	Three Months Ended,		Six Months Ended,		April 11, 2006 to
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Operating Company units issued to management	$—	$267	$—	$855	$6,950
Stock options	196	19	340	19	625
Restricted stock	120	14	181	14	410
Total	$316	$300	$521	$888	$7,985

In February 2007, 85,000 Class C Units and 30,000 Class D Units of the Operating Company were issued to two officers.  These units vested upon issuance and compensation expense of $588,000 was recorded.  In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees.  These units vested upon issuance and compensation expense of $267,000 was recorded.

In conjunction with the offering and the private placement, the Operating Company recorded a beneficial conversion charge of $4.6 million related to the conversion of the Operating Company’s membership units, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company’s 28% ownership interest in the Operating Company prior to the offering).  The intrinsic value of the beneficial conversion charge was calculated as $11.9 million; however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”).  The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity related awards.  The 2007 Plan is administered by the Compensation Committee of the Board of Directors.  Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term of the Plan is ten years, expiring in June 2017.

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

In the six months ended June 30, 2008, the Company issued 299,025 stock options under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the six month period ended June 30, 2008.  There were 370,950 stock options granted in the six month period ended June 30, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience, the expected option term is calculated using the “simplified” method permitted by SAB 110.

The variables used in calculating the compensation expense in the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected stock price volatility	58%	58%	58%	58%
Expected life (in years)	3.4	4.0	3.6	4.0
Risk-free interest rate	3.20%	5.00%	2.70%	5.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	5.00%	0.00%	5.00%	0.00%
Weighted average grant date fair value	$1.78	$5.17	$2.32	$5.17

A summary of the status of outstanding stock options at June 30, 2008 and the changes during the six months ended June 30, 2008 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2008	327,950	$10.45
Granted	299,025	5.18
Exercised	—	—
Forfeited	(8,750)	8.40
Options outstanding, June 30, 2008	618,225	$7.93	4.4	$—
Options vested or expected to vest at June 30, 2008	578,546	$7.97	4.4	$—
Options exercisable, June 30, 2008	102,385	$10.50	4.0	$—	$1,530,443

                Based on the Company’s closing common stock price of $2.55 on June 30, 2008, there was no intrinsic value related to any stock options outstanding.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

Restricted Stock – In the six month period ended June 30, 2008, the Company granted 27,500 shares to its non-employees directors.  The shares vest 100% on the first anniversary of the grant date.

A summary of the status of restricted stock activity at June 30, 2008 and the changes during the six months ended June 30, 2008 is as follows:

		Weighted
		Average	Weighted		Unrecognized
		Grant Date	Average	Aggregate	Remaining
		Fair Value	Remaining	Intrinsic	Compensation
	Shares	per Award	Life (years)	Value	Expense
Restricted stock outstanding, January 1, 2008	103,310	$10.42
Granted	27,500	4.46
Vested	(34,577)	10.50
Cancelled or expired	(7,500)	10.50
Restricted stock outstanding, June 30, 2008	88,733	$8.53	4.2	$226,269
Restricted stock expected to vest at June 30, 2008	—
	82,063	$8.45	4.2	$209,262	$646,705

In accordance with SFAS 123(R), the Company recorded $316,000 and $521,000, respectively, of non-cash compensation expense during the three and six month periods ended June 30, 2008 relating to stock options and restricted stock.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over 1.6 and 2.7 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,254,715 shares of common stock available for future grant under our 2007 Plan at June 30, 2008.

11.       Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and six month periods ended June 30, 2008, the three and six month periods ended June 30, 2007, and for the period from inception through June 30, 2008.  At December 31, 2007, the Company provided a valuation allowance for the full amount of its deferred tax assets since it has no history of generating taxable income.  At June 30, 2008, the Company recognized a deferred tax asset of $305,000, net of a valuation allowance of $2,675,000, related to expected tax refunds in the next 12 months.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

					From Inception on
	Three Months Ended,		Six Months Ended,		April 11, 2006 through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2008	2007
Deferred tax assets
Capitalized start up costs	$6,232	$2,021
Net unrealized loss on derivatives	—	357
Other	252	245
Deferred tax asset	6,484	2,623

Deferred tax liabilities
Net unrealized gain on derivatives	(3,504)	—
Deferred tax liabilities	(3,504)	—

Valuation allowance	(2,675)	(2,623)

Net deferred tax asset	$305	$—

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

12.       Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  Approximately $28,000 of employee deferrals was contributed to the plan in both of the six month periods ending June 30, 2008 and June 30, 2007, respectively.  These funds incurred a loss in value of $5,700 in the six months ended June 30, 2008, no change in value during the six months ended June 30, 2007 and a loss in value of $6,400 from inception on April 11, 2006 through June 30, 2008.  These deferrals have been recorded as other assets and deferred compensation liabilities on the consolidated balance sheet at June 30, 2008.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

401(k) Plan

The Operating Company sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the Operating Company are discretionary and totaled $163,000 in 2007.  There were no company contributions in the three month and six month periods ended June 30, 2007 and 2008.

13.       Commitments and Contingencies

The Operating Company, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party.  Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years from the date the plants become operational.  Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect.  Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively.  The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index.  The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments.  The leases became effective in the second quarter of 2008.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

Subsidiaries of the Operating Company entered into agreements to lease a total of 875 railroad cars.  Pursuant to these lease agreements, beginning in the second quarter of 2008, these subsidiaries will pay approximately $7.1 million annually for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

The Operating Company entered into a nineteen month lease for its corporate office in Denver which expired in May 2008.  In April 2008, the Operating Company entered into a five year lease beginning July 1, 2008 for new office space for its corporate headquarters in Denver.  Rent expense will be recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at June 30, 2008 (which primarily include rent for office space, two grain handling and storage facilities, and rail cars) are as follows (in thousands):

2008 remainder	$4,519
2009	9,197
2010	9,180
2011	9,184
2012	9,189
Thereafter	67,329
Total	$108,599

Rent expense recorded for the three and six month periods ended June 30, 2008 totaled $2,548,000 and $2,580,000, for the three and six month periods ended June 30, 2007 totaled $41,000, and $69,000, and for the period from inception in April 11, 2006 through June 30, 2008 totaled $2,759,000, respectively.

The Operating Company, through its subsidiaries constructing the Wood River and Fairmont plants, has entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants.  For its Wood River plant, the Operating Company paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as construction in progress.  The balance of the utilities direct capital costs will be recovered from monthly

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

demand charges of approximately $124,000 per month for three years which began in the second quarter of 2008.  For its Fairmont plant, the Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which began in the first quarter of 2008.

Subsidiaries of the Operating Company have entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC is to be paid a total of $272.1 million, subject to certain adjustments, for the turnkey construction of the two plants.  Subsequent to the payment of required advance payments, the subsidiaries of the Operating Company are permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  Such withholdings are reported as construction retainage in the consolidated balance sheets.  At June 30, 2008 and December 31, 2007, construction in progress reflects $258.7 million, which is net of liquidated damages of $12.8 million arising out of completion delays at both plants, and $230.1 million, respectively, related to the EPC contracts.   For the plants to become fully operational up to their nameplate capacities, it is estimated as of June 30, 2008 that a further $12 million to $16 million will be spent on plant infrastructure and other construction requirements in addition to the $1.0 million remaining under the EPC contracts.  Additional expenditures may be necessary to cover changes that may arise during the construction and start-up of the two plants.

Pursuant to long-term agreements, Cargill is to be the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years after they become operational.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

At June 30, 2008 the Operating Company had committed, through its subsidiaries, to the purchase of 9,919,000 bushels of corn to be delivered between July 2008 and December 2010 at our Fairmont location, and 16,639,000 bushels of corn to be delivered between July 2008 and December 2010 at our Wood River location. The purchase price of the corn will be determined at the time of delivery.   These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

At June 30, 2008 the Company had committed through its subsidiary constructing the Fairmont plant to the purchase of 1,000 Mmbtu of natural gas per day starting July 1, 2008 through June 30, 2009.  The price of the gas will be based on the local gas index in effect at that time of delivery plus an additional $0.0425 per Mmbtu.  In addition, the Fairmont plant subsidiary had also committed to purchase 2,500 Mmbtu per day in August 2008 at $12.07 and 2,000 Mmbtu per day in September 2008 at $11.96.  Our subsidiary constructing the Wood River plant has committed to purchase 2,500 Mmbtu per day in August 2008 at $11.59 and 2,000 Mmbtu in September 2008 at $11.35.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to market all ethanol and distillers grains produced at the Wood River and Fairmont plants for ten years from the date the plants become operational.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grains marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

14.       Tax Benefit Sharing Agreement

Membership interests in the Operating Company combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The Operating Company will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the Operating Company at the time of the exchange.  Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical Operating Company investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical Operating Company equity investors. Under these agreements, the Company will make a payment to an exchanging Operating Company member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis.  The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the Operating Company as a result of the exchanges.  The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.   The following table summarizes the exchange activity since the Company’s initial public offering:

Membership interests and Class B
common shares outstanding at
initial public offering, June 2007	17,957,896

Membership interests and Class B
common shares exchanged in the
fourth quarter of 2007 (1)	(561,210)

Membership interests and Class B
common shares exchanged in the
second quarter of 2008 (1)	(93,535)

Remaining membership interests
and Class B shares to be exchanged
at June 30, 2008	17,303,151

(1) - No tax benefits were realized as the membership interests exchanged had a higher tax basis than the market value of the common shares exchanged into at the time of the exchange.

15.       Subsequent Events

During the third quarter and through August 11, 2008, the Operating Company has realized approximately $26.1 million in losses resulting from closing out various corn, ethanol, and natural gas hedges.  As of August 11, 2008 the Operating Company also had approximately $19.9 million of unrealized mark-to-market losses under hedging agreements.   A summary of the Operating Company’s liquidated hedging contracts and the realized loss is as follows:

	Hedging Contracts Liquidated
		Realized
		Gain/(Loss)	Realized
	Quantity	Per Unit	Gain/(Loss)

Corn (in bushels)	13,060,000	$(2.21)	$(28,900,000)
Ethanol (in Gallons)	4,050,000	$0.77	3,100,000
Natural Gas (in MMBTU’s)	80,000	$(3.53)	(282,000)

Total			$(26,082,000)

A summary of the Operating Company’s hedging contracts still open as of August 11, 2008 is as follows:

	Corn Hedging Contracts Still Open
		Average	Average
Expiration Period	Bushels	Hedged Price	Market Price	Unrealized Gain/(Loss)
Third Quarter 2008	5,750,000	$7.01	$4.75	$(12,995,000)
Fourth Quarter 2008	3,970,000	$6.90	$5.17	(6,868,100)
2009	700,000	$7.58	$5.59	(1,393,000)

Total	10,420,000			$(21,256,100)

	Ethanol Hedging Contracts Still Open
		Average	Average
Expiration Period	Gallons	Hedged Price	Market Price	Unrealized Gain/(Loss)
Third Quarter 2008	1,687,000	$2.87	$2.04	$1,400,210

The Company currently does not have sufficient liquidity available to satisfy all of the realized losses, and further declines in corn prices may result in further margin calls and additional losses being realized.  All of the related contracts were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grains for the Company.

The sharp recent decline in the corn market exposed the Company to large unrealized losses under its hedge contracts, and in mid-July, the Company began to receive margin calls from Cargill.  While the Company had posted significant margin deposits with Cargill to satisfy a large portion of the margin calls, on August 8, 2008 Cargill delivered a notice of default with respect to certain contracts to the Company, and on August 11, 2008 Cargill exercised its right to liquidate certain contracts (approximately 60% of the Company’s hedge position), resulting in the associated realized losses.  The Company is currently engaged in discussions with Cargill to agree to a schedule of payments in the short-term to satisfy the Company’s current obligations to Cargill.  As of August 11, 2008, the Company had paid $21.0 million in margin calls and had $20.0 million in unpaid margin calls due to Cargill. The Company also has a $5.0 million credit limit with Cargill relating to its hedging transactions.

As of August 11, 2008, the Company had $12.7 million of cash on hand.  In an effort  to improve the Company’s liquidity position, an amendment to the Company’s Senior Secured Credit Facility is being pursued which would assure the Company  more immediate access to the remaining $15.0 million working capital loan and would make available $11.4 million of borrowings under its $210 million construction loan.  If that amendment is finalized, the Company expects to promptly repay Cargill.

The Company is continuing to explore various alternatives to resolve this matter.  As noted above, the principal focus is on reaching a mutually beneficial agreement with Cargill and securing funds to satisfy its obligations upon which its ability to continue as a going concern will be dependent.  However, there can be no assurance of our success in these efforts. If the Company is unable to finalize the amendment in order to assure the Company more immediate access to funding, it may have a material adverse effect on our liquidity and may result in our inability to fund our operations and continue as a going concern. Moreover, even if we successfully finalize the amendment, our liquidity and ability to continue as a going concern could be further impacted by other unforeseen material adverse developments in the relevant commodities market or our operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BioFuel Energy Corp. (a development stage company)

Notes to Unaudited Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may include statements preceded by, followed by or include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”,  “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions.   You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Form 10-K for the year ended December 31, 2007 or in other documents we have filed with the Securities and Exchange Commission.

Overview

We are a recently formed company whose ultimate goal is to become a leading ethanol producer in the United States. In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our two 115 million gallons per year (“Mmgy”) plants located in Fairmont, MN, and Wood River, NE, in the Midwestern corn belt.   Over the next 90 days, we plan to focus on optimizing production and streamlining the operations with the goal of producing at nameplate capacity.

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices.  Subsequent to quarter end, corn prices pulled back sharply resulting in the Company’s hedging gains at June 30, 2008 swiftly turning to losses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” elsewhere in this report.

We will continue to evaluate the attractiveness of initiating construction of additional plants. We hold prospective sites in Alta, Iowa; Gilman, Illinois; and Atchison, Kansas on which we can build additional plants. At each, land has been optioned and permit filings have begun. In addition, Cargill has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities at each of the locations. All five sites, including the two on which we are currently operating, were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  While our initial focus has been on plant construction, we ultimately expect to grow, at least in part, through acquisitions. We will continue to assess the trade-offs implicit in acquiring versus building plants as we consider whether and when to initiate building additional plants.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, our Operating Company, which is itself a holding company and indirectly owns all of our operating assets. The financial statements contained elsewhere in this quarterly report primarily reflect certain start-up costs, fees and expenses incurred by the Operating Company, the costs incurred in connection with the preparation for, and ongoing conduct of, construction of our Wood River and Fairmont ethanol facilities, senior and subordinated debt borrowings and the equity contributions received by the Operating Company.

We have engineering, procurement and construction, or EPC, contracts with TIC Wyoming for the construction of our ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants has been largely completed as of June 30, 2008, and we are in the start-up and performance testing phase of the projects. We have invested approximately $141.3 million in the construction of the Wood River plant and approximately $164.0 million in the construction of the Fairmont plant. Spending on construction of the Wood River and Fairmont plants, exclusive of corporate overhead and financing charges, is expected to total approximately $320 million to $330 million, or $310 million to $320 million, net of liquidated damages. Based on these estimates, the per gallon of capacity costs of construction would be approximately $1.45, or $1.40 net of liquidated damages. Additional expenditures may be necessary to cover changes that may arise during the start-up of the two plants.  If we encounter significant difficulties in start-up, our results of operations and financial condition could be materially harmed. Please see “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete description of certain risks that could cause our projects to be delayed in achieving production at nameplate capacity. We may also be required to borrow additional funds to replace lost revenues in conjunction with any such further delays. Furthermore, if provisional acceptance of a facility does not occur by December 31, 2009, Cargill may terminate, or seek to renegotiate the terms of, its commercial agreements with us with respect to the relevant facility.

Revenues

We expect that our primary source of revenue will be the sale of ethanol.  The selling prices we realize for our ethanol will be largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little control. Ethanol prices are extremely volatile.  From July 1, 2005 to June 30, 2008, the ethanol Bloomberg rack prices have risen from a low of $1.60 per gallon in July 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.34 per gallon during this three year period.  As of August 8, 2008 the price of ethanol was $2.04 per gallon.

We also expect to receive revenue from the sale of distillers grains, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our distillers grains will be largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. The distillers grains are sold by the ton and can either be sold “wet” or “dry”. From 2005 through 2007, dry distillers grains has sold for an average price of $82.00 per ton and has averaged approximately $164.00 per ton in 2008.

Cost of goods sold and gross profit

Our gross profit will be derived from our revenues less our cost of goods sold. We expect that our cost of goods sold will be affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of a wide variety of factors, including weather, market demand, regulation and general economic conditions, all of which are outside of our control.

Corn will be our most significant raw material cost. In general, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From July 1, 2005 to June 30, 2008, the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $7.15 per bushel in June 2008 and averaged $3.15 per bushel during this three year period.  As of August 8, 2008 the price of corn was $4.99 per bushel. Subsequent to quarter end, corn prices pulled back sharply, resulting in hedging losses by the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources,” elsewhere in this report.

We will purchase natural gas to power steam generation in our ethanol production process and fuel for our dryers to dry our distillers grains. Natural gas will represent our second largest operating cost after corn, and natural gas prices are extremely volatile. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From July 1, 2005 to June 30, 2008, the spot price of natural gas has fluctuated from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $8.03 per Mmbtu during this three year period.  As of August 8, 2008 the spot price of natural gas was $8.25 per Mmbtu.

We will include corn procurement fees that we pay to Cargill in our cost of goods sold. Other cost of goods sold will primarily consist of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

Spread between ethanol and corn prices

Our gross profit will depend principally on our “crush spread”, which is the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, we expect each bushel of corn to produce approximately 2.7 gallons of fuel grade ethanol. Based on the spot price of a bushel of corn at August 8, 2008 of $4.99, the cost of corn per gallon of ethanol would be approximately $1.85 (.37 bushels per gallon × $4.99).  As such, the “crush spread” would be $0.19 per gallon based on the August 8, 2008 ethanol price of $2.04 per gallon.

During the first half of 2006, the spread between ethanol and corn prices reached historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage.  In 2008, the spread has since fallen back to $0.19 as of August 8, 2008 due largely to the significant increase in corn prices.  Any increase or decrease in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 30, 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.  We are a development stage company with no material operating results to date.

At June 30, 2008, the Company owned 46.9% of the Operating Company and the remainder is owned by our founders and original equity investors. The Company is the primary beneficiary of the Operating Company and therefore consolidates the results of the Operating Company. The amount of income or loss allocable to the 53.1% holders is reported as minority interest in our Consolidated Statements of Operations. The Operating Company has been arranging financing for and overseeing construction of our two ethanol plants as well as preliminary development work on three additional plant sites.

From its inception on April 11, 2006 through June 30, 2008, after consideration of minority interest, the Company incurred a net loss of $5,585,000 and a net loss distributable to common shareholders of $6,912,000. This loss was primarily due to general and administrative expenses of $30,839,000, of which $18,536,000 was compensation. Compensation expense included a non-cash charge of $6,950,000 related to share-based payments awarded to our founders and certain key employees. These share-based payments include issuance of membership interests (considered profits interests under the Operating Company operating agreement and for tax purposes) which were expensed under generally accepted accounting principles. Compensation expense also includes a $550,000 payment made to a founder in 2006, who has since left the Operating Company, for work performed in connection with the formation of the Operating Company and initial financing. Expenses were partially offset by an unrealized gain on derivative financial instruments of $10,080,000 recognized in the second quarter of 2008.  The expenses were also partially offset by $2,674,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $12,162,000 reduction due to the minority interest’s portion of the loss. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

For the three month period ended June 30, 2007, after consideration of minority interest, the Company incurred a net loss of $287,000. The loss was primarily due to general and administrative expenses of $2,024,000, of which $1,320,600 was compensation. Compensation expense included a non-cash charge of $300,000 related to share-based payments awarded to certain officers and employees during the quarter. These share-based payments include issuance of membership interests (prior to our initial public offering) which were expensed under generally accepted accounting principles. Expenses were partially offset by $200,000 of interest income earned on the investment of the proceeds from the initial public offering and concurrent private placement and the $1,537,000 reduction due to the minority interest in the loss. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

For the three month period ended June 30, 2008, after consideration of minority interest, the Company had net income of $948,000. This income was primarily due to an unrealized gain on derivative financial instruments of $10,080,000, offset by general and administrative expenses of $8,360,000, of which $2,988,000 was compensation. Compensation expense included a non-cash charge of $316,000 related to share-based payments. These share-based payments were for stock options and restricted stock awarded to certain officers and employees. Expenses were partially offset by $325,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement as well as other non-operating income earned from the sale of excess raw materials inventory purchased in anticipation of start up of the plants.  The income was also reduced by $1,435,000 due to the minority interest in the net income.

                For the six month period ended June 30, 2007, after consideration of minority interest, the Company incurred a net loss of $441,000 and a net loss distributable to common shareholders of $1,768,500. The loss was primarily due to general and administrative expenses of $3,925,000, of which $2,616,000 was compensation. Compensation expense included a non-cash charge of $889,000 related to share-based payments awarded to certain officers and employees during the two quarters. These share-based payments include issuance of membership interests (prior to our initial public offering) which were expensed under generally accepted accounting principles. The expenses were partially offset by $213,000 of interest income earned on the investment of the proceeds from the initial public offering and concurrent private placement and the $3,271,000 reduction due to the minority interest. In determining the net loss distributable to common shareholders, the Company recorded a non-cash beneficial conversion charge of $1,327,000 immediately prior to the public offering.

For the six month period ended June 30, 2008, after consideration of minority interest, the Company incurred a net loss of $830,000. The loss was primarily due to general and administrative expenses of $12,462,000, of which $5,445,000 was compensation expense, offset by an unrealized gain on derivative financial instruments of $10,080,000. Compensation expense included a non-cash charge of $521,000 related to share-based payments. These share-based payments were for stock options and restricted stock awarded to certain officers and employees. Expenses were partially offset by $851,000 of interest income primarily earned on the investment of the proceeds from the initial public offering and the concurrent private placement and the $363,000 reduction due to the minority interest in the loss.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception through June 30, 2008 are summarized below (in thousands):

	For the	For the	From Inception on
	Six Months Ended,	Six Months Ended,	April 11, 2006 through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash provided by (used in):
Operating activities	$(37,149)	$(2,618)	$(45,979)
Investing activities	(45,300)	(89,171)	(296,139)
Financing activities	65,233	153,165	380,889
Net (decrease) increase in cash and equivalents	$(17,216)	$61,376	$38,771

Cash used in operating activities consisted primarily of compensation paid to our employees and expenses incurred by our corporate office. Expenditures incurred under investing activities related primarily to the construction of our Wood River and Fairmont ethanol plants. Cash provided by financing activities consisted of proceeds of equity investments made by our historical equity investors in 2006, proceeds from our initial public offering and concurrent private placement in 2007, and borrowings under our bank facility and subordinated debt in 2007 and the first two quarters of 2008, less equity and debt issuance costs and distributions to certain owners of our predecessor company. We expect to fund the completion of our Wood River and Fairmont plants and meet our operating needs with our available capital resources as summarized in the following table (in thousands):

Cash and equivalents	$38,771
Available under bank facility	58,000

Our principal sources of liquidity at June 30, 2008 consisted of cash and equivalents and available borrowings under our bank facility.  Our balance of cash and equivalents at June 30, 2008 consisted primarily of proceeds of subordinated debt borrowings and our initial public offering and concurrent private placement.

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock, and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders, at a gross per share price of $10.50, resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the initial public offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering and the private placement were transferred to the Operating Company as contributed capital. With these proceeds, the Operating Company retired $30.0 million of its subordinated debt during 2007, leaving $20.0 million outstanding.

Our principal liquidity needs are expected to be completion of the construction of our two ethanol plants, purchasing corn and natural gas as we commence operations, debt service, funding our share repurchase program, margin deposits associated with hedging programs and general corporate purposes.

Recent Developments

During the third quarter and through August 11, 2008, the Operating Company has realized approximately $26.1 million in losses resulting from closing out various corn, ethanol, and natural gas hedges.  As of August 11, 2008 the Operating Company also had approximately $19.9 million of unrealized mark-to-market losses under hedging agreements.   A summary of the Operating Company’s liquidated hedging contracts and the realized loss is as follows:

	Hedging Contracts Liquidated
		Realized
		Gain/(Loss)	Realized
	Quantity	Per Unit	Gain/(Loss)

Corn (in bushels)	13,060,000	$(2.21)	$(28,900,000)
Ethanol (in Gallons)	4,050,000	$0.77	3,100,000
Natural Gas (in MMBTU’s)	80,000	$(3.53)	(282,000)

Total			$(26,082,000)

A summary of the Operating Company’s hedging contracts still open as of August 11, 2008 is as follows:

	Corn Hedging Contracts Still Open
		Average	Average
Expiration Period	Bushels	Hedged Price	Market Price	Unrealized Gain/(Loss)
Third Quarter 2008	5,750,000	$7.01	$4.75	$(12,995,000)
Fourth Quarter 2008	3,970,000	$6.90	$5.17	(6,868,100)
2009	700,000	$7.58	$5.59	(1,393,000)

Total	10,420,000			$(21,256,100)

	Ethanol Hedging Contracts Still Open
		Average	Average
Expiration Period	Gallons	Hedged Price	Market Price	Unrealized Gain/(Loss)
Third Quarter 2008	1,687,000	$2.87	$2.04	$1,400,210

The Company currently does not have sufficient liquidity available to satisfy all of the realized losses, and further declines in com prices may result in further margin calls and additional losses being realized.  All of the related contracts were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grains for the Company.

The sharp recent decline in the corn market exposed the Company to large unrealized losses under its hedge contracts, and in mid-July, the Company began to receive margin calls from Cargill.  While the Company had posted significant margin deposits with Cargill to satisfy a large portion of the margin calls, on August 8, 2008 Cargill delivered a notice of default with respect to certain contracts to the Company, and on August 11, 2008 Cargill exercised its right to liquidate certain contracts (approximately 60% of the Company’s hedge position), resulting in the associated realized losses.  The Company is currently engaged in discussions with Cargill to agree to a schedule of payments in the short-term to satisfy the Company’s current obligations to Cargill.  As of August 11, 2008, the Company had paid $21.0 million in margin calls and had $20.0 million in unpaid margin calls due to Cargill. The Company also has a $5.0 million credit limit with Cargill relating to its hedging transactions.

As of August 11, 2008, the Company had $12.7 million of cash on hand.  In an effort  to improve the Company’s liquidity position, an amendment to the Company’s Senior Secured Credit Facility is being pursued which would assure the Company  more immediate access to the remaining $15.0 million working capital loan and would make available $11.4 million of borrowings under its $210 million construction loan.  If that amendment is finalized, the Company expects to promptly repay Cargill.

The Company is continuing to explore various alternatives to resolve this matter.  As noted above, the principal focus is on reaching a mutually beneficial agreement with Cargill and securing funds to satisfy its obligations upon which its ability to continue as a going concern will be dependent.  However, there can be no assurance of our success in these efforts. If the Company is unable to finalize the amendment in order to assure the Company more immediate access to funding, it may have a material adverse effect on our liquidity and cash flows and may result in our inability to fund our operations and continue as a going concern. Moreover, even if we successfully finalize the amendment, our liquidity and ability to continue as a going concern could be further impacted by other unforeseen material adverse developments in the relevant commodities market or our operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. As of June 30, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share. From the inception of the buyback program through August 11, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,185,000 available under the repurchase plan. The shares repurchased are held as treasury stock.

The share repurchases made during the three month period ended June 30, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans
04/01/08 - 04/30/08	9,359	$3.96	9,359	$3,514,000
05/01/08 - 05/31/08	41,363	4.00	41,363	3,347,000
06/01/08 - 06/30/08	44,302	3.64	44,302	3,185,000
Total	95,024	$3.83	95,024	$3,185,000

(1)  Pursuant to Repurchase Plan announced on October 15, 2007.

Construction

In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants.   Over the next 90 days, we plan to focus on optimizing production and streamlining the operations with the goal of producing at nameplate capacity.  We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete these plants will be approximately $320 million to $330 million. At June 30, 2008, the estimated remaining costs to complete the plants, exclusive of corporate overhead and financing charges, were approximately $12 million to $16 million, which is expected to be funded with borrowings under our existing bank facility.

In connection with the formation of the Company, we secured a $50.0 million subordinated debt facility from a group of our initial shareholders. Subsequently, we entered into a $230.0 million bank facility in connection with the construction of our Wood River and Fairmont facilities. The full $50.0 million of available subordinated debt had been drawn by May 2007 when we made our initial bank borrowing. In July 2007, we repaid $30.0 million of the subordinated debt with a portion of the proceeds of our initial public offering. If we proceed with construction of a third plant or acquire existing plants or other assets, we will most likely need to secure additional debt or equity financing.

Construction of the Wood River facility was substantially completed in June 2008, and we are in the start-up and performance testing phase of that project.  We have spent approximately $141.3 million on total project costs relating to the Wood River facility as of June 30, 2008. We expect to make additional capital expenditures in 2008 of approximately $6 million to $8 million in connection with the total project costs relating to our Wood River facility. Construction of the Fairmont facility was substantially completed in June 2008 and we are in the start-up and performance testing phase of that project.  We have spent approximately $164.0 million on total project costs relating to the Fairmont facility as of June 30, 2008.  We expect to make additional capital expenditures in 2008 of approximately $6 million to $8 million in connection with the total project costs relating to our Fairmont facility.  To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds of the initial public offering and the private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of both facilities.  As of June 30, 2008, we had borrowings of $172.0 million under our bank facility and $20.0 million under our subordinated debt facility.

Tax and our tax benefit sharing agreement

We expect that, as a result of future exchanges of membership interests in the Operating Company for shares of our common stock, the tax basis of the Operating Company’s assets attributable to our interest in the Operating Company will be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the Operating Company membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through June 30, 2008. The amount of any potential increases in tax basis and the resulting recording of tax assets is dependent upon the share price of our common stock at the time of the exchange of the membership interests in the Operating Company for shares of our common stock.

We have entered into a tax benefit sharing agreement with our historical Operating Company equity investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical Operating Company equity investors. Under this agreement, the Company will make a payment to an exchanging Operating Company member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of this increase in tax basis. The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by the Company. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of the Operating Company as a result of the exchanges and had we not entered into the tax benefit sharing agreement. The term of the tax benefit sharing agreement will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and we exercise our resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical Operating Company equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical Operating Company equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical Operating Company equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the price of our common stock at the time of the exchange and the amount and timing of our income. We expect that, as a result of the size of the potential increases of the tangible and intangible assets of the Operating Company attributable to our interest in the Operating Company, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical Operating Company equity investors could be substantial.

Bank facility

In September 2006, certain of our indirect subsidiaries entered into a $230.0 million senior secured bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the Operating Company is a party to the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

The bank facility consists of $210.0 million of non-amortizing construction loans, which will convert into term loans amortizing in an amount equal to $3,150,000 per quarter and maturing in September 2014, if certain conditions precedent, including the completion of our Wood River and Fairmont plants, are satisfied prior to June 2009. The construction loans otherwise mature in June 2009. Once repaid, the construction loans may not be re-borrowed in whole or in part.

The bank facility also includes working capital loans of up to $20.0 million, a portion of which may be available to us in the form of letters of credit. The working capital loans will be available to pay certain operating expenses of the plants, or alternative plants, as the case may be, with up to $5.0 million becoming available upon mechanical completion of a plant, up to $10.0 million becoming available upon provisional acceptance of a plant and the full $20.0 million becoming available upon conversion of the construction loans to term loans. The working capital loans will mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011. No amounts had been borrowed as of June 30, 2008 under the working capital loans.

Although we have commenced borrowing under the bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continued compliance with debt covenants and provision of engineers’ progress reports satisfactory to the lenders. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders.

The obligations under the bank facility are secured by first priority liens on all assets of the borrowers and a pledge of all of our equity interests in our subsidiaries. In addition, substantially all cash of the borrowers is required to be deposited into blocked collateral accounts subject to security interests to secure any outstanding obligations under the bank facility. Funds will be released from such accounts only in accordance with the terms of the bank facility.

Interest rates on each of the loans under the bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at June 30, 2008 was 5.6%.

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

Debt issuance fees and expenses of approximately $8.1 million ($6.4 million, net of accumulated amortization) have been incurred in connection with the bank facility at June 30, 2008. These costs have been deferred and are being amortized over the term of the loans, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

As of June 30, 2008, we had borrowed $172.0 million under our bank facility, and had remaining availability of $58 million which is comprised of $20 million in working capital loans and $38 million in construction loans.  The remaining availability on both loans is subject to certain restrictions and milestones.  In an effort to improve the company’s liquidity position, an amendment to the bank facility is being pursued which would assure more immediate access to the remaining $15 million working capital line ($5 million was drawn in July 2008) and would make available $11.4 million of borrowings under the construction loan.  However, there can be no assurance of our success in obtaining this amendment.

Subordinated debt agreement

In September 2006, the Operating Company entered into a subordinated debt agreement with certain affiliates of Greenlight Capital, Inc. and Third Point LLC. The subordinated debt agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed.

The payments due under our subordinated debt agreement are secured by the subsidiary equity interests owned by the Operating Company and are fully and unconditionally guaranteed by all of the Operating Company’s subsidiaries. The pledges and guarantees are subordinated to the obligations of these subsidiaries under our bank facility.

Interest on outstanding borrowings under our subordinated debt agreement accrues at a rate of 15.0% per annum and is due on the last day of each calendar quarter. If an event of default occurs, interest would accrue at a rate of 17.0% per annum.

All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the initial public offering proceeds, leaving $20.0 million of subordinated debt outstanding at June 30, 2008. This resulted in accelerated amortization of deferred fees of approximately $3.1 million, which represents the fees relating to the pro rata share of the retired debt.

Debt issuance fees and expenses of approximately $5.5 million ($1.8 million, net of accumulated amortization) have been incurred in connection with the subordinated debt at June 30, 2008. Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction are capitalized as part of the cost of the constructed assets.

Capital lease

The Operating Company, through its subsidiary constructing the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The Operating Company will pay a fixed facilities charge based on the cost of the substation and distribution facility, estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites.  The subsidiaries of the Operating Company constructing the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, the subsidiary of the Operating Company constructing the Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

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

On June 15, 2008, the first principal payment on the note was made.  Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the Operating Company was required to pay $369,000 as a portion of the note payment.

Letters of credit

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of June 30, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of critical accounting policies and significant estimates

The unaudited consolidated financial statements of BioFuel Energy Corp. included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to the financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

The accounting estimates and assumptions discussed in this section are those that involve significant judgments and the most uncertainty. Changes in these estimates or assumptions could materially affect our financial position and results of operations and are therefore important to an understanding of our consolidated financial statements.

Recoverability of property, plant and equipment

We are in the process of making a significant investment in property, plant and equipment and may make additional significant investments in the future. Construction of two facilities is nearly completed, and we have acquired land options and are permitting the property on which up to three additional plants may be constructed. We evaluate the recoverability of fixed assets whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

Management must continuously assess whether or not circumstances require a formal evaluation of the recoverability of our property, plant and equipment. In analyzing impairment, management must estimate future ethanol and distillers grains sales volume, ethanol and distillers grains prices, corn and natural gas prices, inflation and capital spending, among other factors. These estimates involve significant inherent uncertainties, and the measurement of the recoverability of the cost of our property, plant and equipment is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. All assumptions made with respect to ethanol production and any associated operating margins contain additional uncertainty as our plants are not yet operating at nameplate capacity and are not expected to become fully operational at such capacity until the third quarter of 2008. Certain of the operating assumptions will be particularly sensitive and subject to change as the ethanol industry develops.

We have not recognized an impairment on any of our property, plant and equipment from our inception through June 30, 2008. However, in the event that high corn prices and low ethanol prices persist for an extended period, the Company may be required to record an impairment in the future.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings.  The Company’s derivative positions related to corn, ethanol and natural gas are undesignated instruments, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the income statements.  The Company designates interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been record in other comprehensive income.  The income statement impact of these hedges is included in interest expense.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or (“SFAS 141R.”) SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141. However, SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method) to both identify the acquirer for every business combination and recognize intangible assets acquired separately from goodwill, based on the contractual-legal and separability criteria. SFAS 141R will be effective for the Company on January 1, 2009. The effect of adopting SFAS 141R will depend on the terms and timing of future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at June 30, 2008 the Company had $68.1 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

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

Inflation

Due to our lack of operating history, inflation has not yet affected our operating results. However, construction costs, costs of goods sold, taxes, repairs, maintenance, salaries and wages and insurance are all subject to inflationary pressures and could materially adversely affect our ability to maintain and operate our ethanol facilities and our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We will be subject to significant risks relating to the prices of four primary commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grains, our principal products. These commodities are also subject to geographic basis differentials, which can vary considerably. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws, regulations, subsidies and tariffs. Distillers grains prices tend to be influenced by the prices of alternative animal feeds. However, in the short to intermediate term, logistical issues may have a significant impact on ethanol prices. In addition, the acceptance by livestock operators of the anticipated sharp increase in quantities of distillers grains production as new ethanol plants become operational could significantly depress its price.

We expect that lower ethanol prices will tend to result in lower profit margins. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors.  Ethanol prices are extremely volatile.  From July 1, 2005 to June 30, 2008, the ethanol Bloomberg rack prices have risen from a low of $1.60 per gallon in July 2005 to a high of $3.98 per gallon in July 2006 and averaged $2.34 per gallon during this three year period. As of August 8, 2008, the price of ethanol was $2.04 per gallon.

We expect that lower distillers grains prices will tend to result in lower profit margins.  The selling prices we realize for our distillers grains are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grains are sold by the ton and can either be sold “wet” or “dry”.  From 2005 through 2007, dry distillers grains has sold for an average price of $82.00 per ton and has averaged approximately $164.00 per ton in 2008.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors.  Using an average corn price of $5.25 per bushel, we estimate that corn will represent approximately 71% of our operating costs.  Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.  From July 1, 2005 to June 30, 2008 the spot price of corn has risen from a low of $1.64 per bushel in October 2005 to a high of $7.15 per bushel in June 2008 and averaged $3.15 per bushel during this three year period. As of August 8, 2008, the price of corn was $4.99 per bushel.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers.  Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors.  Using an average corn price of $5.25 per bushel and an average price of $8.50 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 10% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.  From July 1, 2005 to June 30, 2008, the spot price of natural gas has fluctuated from a low of $3.63 per Mmbtu in September 2006 to a high of $15.39 per Mmbtu in December 2005 and averaged $8.03 per Mmbtu during this three year period.  As of August 8, 2008 the price of natural gas was $8.25 per Mmbtu.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so.  We anticipate hedging between 40% and 75% of our commodity price exposure on a rolling 3 to 12 month basis. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill’s risk management and futures advisory services and utilize its trading capabilities.  While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grains currently exists.  Although we will attempt to link our hedging activities such that sales of ethanol and distillers grains match pricing of corn and natural gas on an attractive basis, there is a limited ability to do this against the current forward or futures market for ethanol and corn.   Consequently, our hedging of ethanol and distillers grains may be limited or have limited effectiveness due to the nature of these markets. Due to the Company’s limited operating history and lack of revenues, obtaining credit from potential third-party brokerage companies with respect to hedging transactions will be difficult.  Due to the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company may be limited in its ability to hedge with third-party brokers even after the plants become fully operational.  We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all.  As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for the remaining six months of 2008.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of August 8, 2008, excluding corn and natural gas forward and futures contracts used to hedge our market risk.  Actual results may vary from these amounts due to various factors including significant increases or decreases in the Operating Company’s production capacity during 2008 as our plants go through the start-up process.

	Volume Requirements		Hypotehtnical Adverse Change	Change in Annual Pre-tax Income
	(in millions)	Units	in Price	(in millions)

Ethanol	91	Gallons	10%	$(19.60)
Corn	33.7	Bushels	10%	$(17.70)
Natural Gas	2.8	Mmbtu	10%	$(2.40)

As of June 30, 2008 the Operating Company had futures contracts for the following quantities and prices of corn.  These quantities represent the indicated percentages of our estimated requirements for corn inputs for the next twelve months.

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	Sept 30, 2008	Dec 31, 2008	March 31, 2009	June 30, 2009

Corn (thousands of bushels)	4,500	4,720	4,000	750
Average Price per Bushel	$7.39	$6.82	$6.52	$7.81
Percentage of estimated requirements	31.00%	24.70%	18.80%	3.50%

We believe that managing our commodity price exposure will reduce the volatility implicit in a commodity-based business. However, it may also tend to reduce our ability to benefit from favorable commodity price changes.  Hedging arrangements also expose us to risk of financial loss if the counterparty defaults or in the event of extraordinary volatility in the commodities markets.  Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated. Subsequent to quarter end, corn prices pulled back sharply resulting in the Company’s hedging gains at June 30, 2008 swiftly turning to losses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” elsewhere in this report.

We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, our Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65% payable by the Operating Company, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  In March 2008, the Operating Company, through its subsidiaries, entered into a second interest rate swap for a two-year period.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the Operating Company, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the Operating Company’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. As of June 30, 2008, we had borrowed $172.0 million under our bank facility and $20.0 million under our subordinated loan agreement.  After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $620,000 on our annual interest expense.

At June 30, 2008, we had $33.7 million invested in money market mutual funds and three certificates of deposit for $2.8 million held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

Internal Control over Financial Reporting

In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company.  During the first two quarters, the Company made certain changes in its internal controls over financial reporting by adding accounting staff and further developing its accounting policies and procedures in anticipation of beginning ethanol production late in the second quarter of 2008.

PART II.  OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS

None.

ITEM 1A.                                           RISK FACTORS

You should carefully consider the following risks, as well as other information contained in this Form 10-Q, including ‘‘Management’s discussion and analysis of financial condition and results of operations’’. The risks listed below are those that we believe are the material risks we face.  These risks are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the SEC. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.  These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Company is subject to various risks and uncertainties that could affect the Company’s business, future performance or financial condition.  These risks include the following:

As a result of recent losses associated with hedging contracts, the Company currently lacks sufficient liquidity.

During the third quarter through August 11, 2008, the Company has significant realized and unrealized losses under hedging agreements.  The Company currently does not have sufficient liquidity available to satisfy all of the realized losses, and further declines in corn prices may result in further margin calls and additional losses being realized.  The Company is pursuing an amendment to its bank facility and is in discussions with Cargill, the counterparty to the hedging agreements, to resolve this matter.  If the Company is unable to finalize the amendment in order to assure the Company more immediate access to funding, it may have a material adverse effect on our liquidity and may result in our inability to fund our operations and continue as a going concern.  Moreover, even if we successfully finalize the amendment, our liquidity and ability to continue as a going concern could be further impacted by other unforeseen material adverse developments in the relevant commodities market or our operations.

Risks relating to our business and industry

•                  We do not have an operating history and our business may not succeed.

•                  We may encounter unanticipated difficulties in starting up our plants.

•                  Competition for qualified personnel in the ethanol industry is intense, and we may not be able to retain qualified personnel to operate our ethanol plants.

•                  Design defects may cause our costs to increase to levels that would make our new facilities too expensive to complete or unprofitable to operate.

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

•                  Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grains could adversely affect our business.

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

•                  We will be subject to certain risks associated with Cargill’s ethanol marketing pool.

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

•                  We have incurred a significant amount of indebtedness to construct our facilities, a substantial portion of which will be secured by our assets.

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

•                  The price of distillers grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grains.

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

•                  Our results, liquidity and financial position may be adversely affected by hedging transactions and other strategies.

In addition the Company is faced with the following risks relating to our hedging programs:

Our results may be adversely affected by hedging transactions and other strategies.

        We may enter into contracts to supply a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities. From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn and natural gas. The financial statement impact of these activities will depend upon, among other things, the prices involved, changes in the underlying market price and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.

Although we attempt to link our hedging activities to sales and production plans and pricing activities, occasionally such hedging activities can themselves result in losses. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. This risk can be increased in highly volatile conditions such as those recently experienced in corn and other commodities futures markets.  A hedge position is often settled when the physical commodity is either purchased (corn and natural gas) or sold (ethanol or distillers grain).  In the interim, we are and may continue to be subject to the risk of margin calls and other demands on our financial resources arising from hedging activities. We may experience hedging losses in the future. We may also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial condition may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol.

During the third quarter and through August 11, 2008, the Operating Company realized approximately $26.1 million in losses resulting from the closing out of various corn, ethanol, and natural gas hedges.  As of August 11, 2008, the Operating Company also had approximately $19.9 million of unrealized mark-to-market losses under hedging agreements.  All of these transactions were conducted with Cargill.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” elsewhere in this report.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 15, 2008, the following items were voted on:

1.              The election of directors to act until the next annual meeting of stockholders or until their respective successors and duly elected and qualified.

Nominee	Votes For	Votes Withheld
Thomas J. Edelman	31,099,738	1,578,990
Scott H. Pearce	31,099,668	1,579,060
Elizabeth K. Blake	31,103,528	1,575,200
David Einhorn	31,102,968	1,575,760
Richard I. Jaffee	31,103,588	1,575,140

Alexander P. Lynch	31,103,068	1,575,660
John D. March	31,101,838	1,576,890
Todd Q. Swanson	31,101,168	1,577,560
Mark W. Wong	31,101,823	1,576,905

As all directors received a plurality of votes for their appointment, all directors were appointed.

2.               The ratification of the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company to serve for the 2008 fiscal year

Votes For	Votes Against	Votes Abstained
31,134,425	2,499	9,578

As Grant Thornton LLP received a majority of the votes cast in favor of their appointment, they were appointed as the Company’s independent registered public accounting firm for the 2008 fiscal year.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 19, 2007)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Hedging Losses.

99.2	Press Release Announcing Results for Second Quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: August 14, 2008	By: /s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: August 14, 2008	By: /s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 19, 2007)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Hedging Losses.

99.2	Press Release Announcing Results for Second Quarter of 2008.