Form 10-Q
period 2008-09-30
BioFuel Energy Corp.
filed 2008-11-14
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐  No  ☒

Number of shares of common stock outstanding as of November 12, 2008: 15,298,053, exclusive of 809,606 shares held in treasury.

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

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and equivalents	$19,641	$55,987
Accounts receivable	18,727	—
Inventories	17,066	—
Prepaid expenses	1,415	194
Other current assets	953	—
Total current assets	57,802	56,181
Property, plant and equipment, net	321,491	276,785
Certificates of deposit	4,002	2,155
Debt issuance costs, net	8,205	8,852
Other assets	683	126
Total assets	$392,183	$344,099

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,877	$10,429
Construction retainage	13,515	11,536
Current portion of long-term debt	13,482	1,560
Current portion of derivative financial instrument	681	424
Current portion of tax increment financing	461	228
Other current liabilities	3,611	637
Total current liabilities	68,627	24,814
Long-term debt, net of current portion	201,022	122,440
Tax increment financing, net of current portion	5,121	5,823
Derivative financial instrument, net of current portion	—	525
Other non-current liabilities	102	27
Total liabilities	274,872	153,629
Minority interest	30,583	68,799
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 16,107,659 shares outstanding at September 30, 2008 and 15,994,124 shares outstanding at December 31, 2007	161	160
Class B common stock, $0.01 par value; 50.0 million shares authorized and 17,303,151 shares outstanding at September 30, 2008 and 17,396,686 shares outstanding at December 31, 2007	173	174
Less common stock held in treasury, at cost, 809,606 shares at September 30, 2008 and 394,046 shares at December 31, 2007	(4,316)	(2,040)
Additional paid-in capital	131,290	130,409
Accumulated other comprehensive loss	(519)	(950)
Accumulated deficit	(40,061)	(6,082)
Total stockholders’ equity	86,728	121,671
Total liabilities and stockholders’ equity	$392,183	$344,099

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$90,549	$—	$90,841	$—
Cost of goods sold	103,765	—	104,021	—
Gross profit (loss)	(13,216)	—	(13,180)	—
Selling, general and administrative expenses:
Compensation expense	1,115	1,395	6,560	4,011
Other	1,353	1,249	8,408	2,558
Other operating expense	1,345	—	1,345	—
Operating loss	(17,029)	(2,644)	(29,493)	(6,569)
Other income (expense):
Interest income	135	855	987	1,068
Interest expense	(1,632)	—	(1,632)	—
Other non-operating expense	(2,123)	—	(1,785)	—
Loss on derivative instruments	(49,992)	—	(39,912)	—
Loss before income taxes	(70,641)	(1,789)	(71,835)	(5,501)
Income tax provision (benefit)	—	—	—	—
Loss before minority interest	(70,641)	(1,789)	(71,835)	(5,501)

Minority interest	37,493	821	37,856	4,092

Net loss	(33,148)	(968)	(33,979)	(1,409)

Beneficial conversion charge	—	—	—	(1,327)

Net loss to common shareholders	$(33,148)	$(968)	$(33,979)	$(2,736)

Loss per share - basic	$(2.18)	$(0.06)	$(2.23)	$(0.30)
Loss per share - diluted	$(2.18)	$(0.06)	$(2.23)	$(0.30)

Weighted average shares outstanding
Basic	15,210	15,235	15,250	9,069
Diluted	15,210	15,235	15,250	9,069

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share data)

(Unaudited)

	Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2006	5,042,104	$50	—	$—	$—	$26,903	$(2,334)	$—	$24,619

Sale of common stock, net of expenses	10,287,500	103	—	—	—	100,745	—	—	100,848
Stock based compensation	—	—	—	—	—	515	—	—	515
Issuance of Class B common shares	—	—	17,957,896	180	—	(180)	—	—	—
Issuance of restricted stock	103,310	1	—	—	—	(1)	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,040)	—	—	—	(2,040)
Issuance of LLC units to management	—	—	—	—	—	193	—	—	193
Exchange of Class B shares to common	561,210	6	(561,210)	(6)	—	2,234	—	—	2,234
Beneficial conversion charge	—	—	—	—	—	—	(1,327)	—	(1,327)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	40	40
Change in hedging liability fair value	—	—	—	—	—	—	—	(990)	(990)
Net loss	—	—	—	—	—	—	(2,421)	—	(2,421)

Total comprehensive loss									(3,371)
Balance at December 31, 2007	15,994,124	160	17,396,686	174	(2,040)	130,409	(6,082)	(950)	$121,671

Stock based compensation	—	—	—	—	—	521	—	—	521
Exchange of Class B shares to common	93,535	1	(93,535)	(1)	—	360	—	—	360
Issuance of restricted stock, (net of forfeitures)	20,000	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	(2,276)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	797	797
Change in hedging liability fair value	—	—	—	—	—	—	—	(366)	(366)
Net loss	—	—	—	—	—	—	(33,979)	—	(33,979)

Total comprehensive loss									(33,548)
Balance at September 30, 2008	16,107,659	$161	17,303,151	$173	$(4,316)	$131,290	$(40,061)	$(519)	$86,728

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(33,979)	$(1,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(37,856)	(4,092)
Share based compensation expense	521	1,156
Depreciation and amortization	2,562	44
Loss on disposal of assets	1,095	—
Changes in operating assets and liabilities:
Accounts receivable	(18,727)	—
Inventories	(17,066)	—
Prepaid expenses	(1,221)	357
Accounts payable	26,448	39
Accrued legal fees	—	(144)
Other current liabilities	2,974	(84)
Other assets and liabilities	707	(69)
Net cash used in operating activities	(74,542)	(4,202)

Cash flows from investing activities
Capital expenditures	(41,972)	(147,862)
Purchase of certificates of deposit	(1,847)	(2,155)
Net cash used in investing activities	(43,819)	(150,017)

Cash flows from financing activities
Proceeds from sale of common stock	—	103,581
Proceeds from issuance of debt	85,500	114,000
Repayment of debt	—	(30,000)
Proceeds from tax increment financing	—	6,051
Repayment of tax increment financing	(369)	—
Payment of offering costs	—	(2,513)
Payment of debt issuance costs	(387)	(3,841)
Payment of notes payable and capital lease	(453)	—
Purchase of treasury stock	(2,276)	—
Net cash provided by financing activities	82,015	187,278
Net increase (decrease) in cash and equivalents	(36,346)	33,059
Cash and equivalents, beginning of period	55,987	27,239

Cash and equivalents, end of period	$19,641	$60,298

Cash paid for interest	$9,801	$3,689

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Unaudited Consolidated Financial Statements

1.              Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”)  produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”).  Both facilities, with a combined annual nameplate production capacity, based on the maximum amount of permitted denaturant, of 230 Mmgy, commenced start-up and began commercial operations in late June 2008.  At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive contractual relationship, has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities.  From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.  In addition, we lease their adjacent grain storage and handling facilities.  Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We use derivative financial instruments, such as futures contracts, swaps and option contracts to manage commodity prices as further discussed in Note 9.

The Company previously evaluated three similar sites and incurred site development costs for the possible construction of additional plants.  During the quarter ended September 30, 2008, the Company decided to no longer pursue construction of these sites and therefore has written off the associated development costs in the amount of $1,095,000 which is included in other operating expense in the consolidated statements of Operations.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States.  The Company’s headquarters are located in Denver, Colorado.

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock (the “offering”) and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders at a gross per share price of $10.50 (the “private placement”), resulting in $93.2 million in net proceeds.  In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock.  The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from the offering and private placement, after expenses.  All net proceeds from the offering and the private placement were transferred to the LLC as contributed capital subsequent to the offering. With a portion of these proceeds, the Company retired $30.0 million of subordinated debt, leaving $20.0 million outstanding.

At September 30, 2008, the Company owned 46.9% of the LLC units with the remaining 53.1% owned by the historical equity investors of the LLC.  The Class B common shares are held by the historical equity investors of the LLC, who held 17,303,151 membership interests in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The Class B common stock and associated membership interests are recorded as minority interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership interests.

The aggregate book value of the LLC at September 30, 2008 and December 31, 2007 was approximately $392.2 million and $344.1 million, respectively, which are the carrying amounts of the assets recorded on the consolidated balance sheets of the Company that are collateral for the LLC’s obligations. Our bank facility imposes restrictions on the ability of the LLC’s subsidiaries that own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

From inception through June 30, 2008, the LLC’s operations primarily involved arranging financing for and constructing its two ethanol plants in Wood River and Fairmont and therefore the LLC was considered development stage.  The Company was also considered development stage as its only asset is its investment in the LLC.  Both plants commenced start-up and began the production of ethanol in late June 2008.  In late August 2008, both plants reached provisional acceptance, the first of three tests required under their respective turn-key construction contracts, at which time operational control of the plants passed to the LLC from the contractor.  Due to the LLC achieving certain performance and efficiency tests and generating significant revenues from the sale of ethanol and distillers grain in the third quarter of 2008, the Company and the LLC are no longer considered development stage.

2.              Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest

The accompanying consolidated financial statements include the Company, the LLC and its wholly owned subsidiaries or entities consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, Consolidation of Variable Interest Entities (“FIN 46R”): BFE Holding Company, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation.

FIN 46R addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiaries. The Company has determined that the LLC is a variable interest entity, and pursuant to FIN 46R, the Company has determined that it is the primary beneficiary. The Company has therefore consolidated the LLC.

At September 30, 2008, the Company owned 46.9% of the LLC units.  The remaining 53.1% of the LLC units owned by the historical equity investors will continue to be reported as minority interest until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence that an arrangement exists, risk of loss and title has transferred to the customer, the price is fixed or determinable and collection is reasonably assured in conformity with the Securities and Exchange Commission’s (“Commission”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill.  In accordance with the LLC’s agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions, and shipping and handling charges are deducted from the gross sales price at the time payment is remitted to the Company.  Ethanol sales are recorded net of commissions which totaled $925,000 in both the three month and nine month periods ended September 30, 2008.  Dried distillers grain with solubles (“DDGS”) and wet distillers grain with solubles (“WDGS”) sales are also recorded net of commissions, which totaled $556,000 and $579,000 in the three month and nine month periods ended September 30, 2008, respectively.

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

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At September 30, 2008, we had $1.7 million invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  As of September 30, 2008, no allowance was considered necessary.

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

The LLC, through its subsidiaries, sells all of its ethanol and distillers grain to Cargill.  During the three and nine month periods ended September 30, 2008, the Company recorded sales to Cargill representing 100% of total net sales.

As of September 30, 2008, the LLC, through its subsidiaries, had receivables from Cargill of approximately $18.7 million, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill.  During the three and nine month periods ended September 30, 2008, corn purchases from Cargill totaled $76.1 million and $113.1 million respectively.

Inventories

Raw materials inventories which consists primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.  Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$11,159	$—
Work in process	3,001	—
Finished goods	2,906	—
	$17,066	$—

Due to a decline in commodities prices, the LLC recorded a lower of cost or market inventory write-down of $166,000 and $1,481,000 for ethanol and corn, respectively, at September 30, 2008.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings.  The Company’s derivative positions related to corn, ethanol and natural gas have been undesignated instruments, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the income statements.  The Company designates interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been record in other comprehensive income.  The income statement impact of these hedges is included in interest expense.

SFAS 133 requires a company to evaluate contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The Company’s contracts that meet the requirements of normal purchases are exempted from the accounting and reporting requirements of SFAS 133.

Certificates of Deposit

At September 30, 2008, certificates of deposit was comprised of approximately $4.0 million held in four certificates of deposit with original maturities greater than one year.  These certificates of deposit have been pledged as collateral supporting four letters of credit and will automatically renew each year as long as the letters of credit are outstanding.  Three of these certificates of deposit totaling $2.8 million are held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized.  Costs not directly related to a site or plants are expensed.  The Company began depreciation of land improvements and its plant assets in September 2008 as construction was considered to be substantially complete at the end of August 2008.  Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Land improvements	20-30
Buildings and improvements	7-40
Machinery and equipment
Railroad equipment	20-39
Facility equipment	20-39
Other	5-7
Office furniture and equipment	3-10

Maintenance, repairs and minor replacements are charged to operating expenses while major replacements and improvements are capitalized.

Capitalized Interest

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, Capitalization of Interest, the Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures during the period of construction as part of the cost of constructed assets.  Interest and debt issuance costs capitalized for the three and nine month periods ended September 30, 2008 totaled $2,849,000 and $10,208,000, respectively.  Interest and debt issuance costs capitalized for the three and nine month periods ended September 30, 2007 totaled $5,029,000 and $7,807,000, respectively.  Interest costs were capitalized during the period of construction and included in property, plant and equipment.  Interest was capitalized through August 2008 at which time the plants reached provisional acceptance.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing credit agreements.  These costs are being amortized over the term of the related debt and any such amortization was capitalized as part of the value of construction in progress during the construction period.  After the plants reached provisional acceptance in August 2008, the amortization of debt issuance costs have been expensed.  Estimated future debt issuance cost amortization as of September 30, 2008 is as follows (in thousands):

2008 remainder	$358
2009	1,433
2010	1,397
2011	1,286
2012	1,286
Thereafter	2,445
Total	$8,205

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants.  The recoverability of the carrying value of long-lived assets is evaluated whenever circumstances indicate that value may not be fully recoverable.  Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of September 30, 2008, no circumstances existed which would indicate the carrying value of long-lived assets may not be fully recoverable.  Therefore, no recoverability test was required.

Stock-Based Compensation

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments.  The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.  The Company adopted the use of the simplified method of calculating expected term for grants awarded in 2007 and 2008, as allowed by the SEC Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  As of September 30, 2008, and December 31, 2007, the Company had not accrued any significant asset retirement obligations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained.  As the Company has incurred losses since its inception and expects to continue to incur losses until its plants become fully operational, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company classifies interest on tax deficiencies and income tax penalties as provision for income taxes.

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

Segment Reporting

According to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated  regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  Each of our plants is considered its own unique operating segment under these criteria.  However, when two or more operating segments have similar economic characteristics, SFAS 131 allows for them to be aggregated into a single operating segment for purposes of financial reporting.  Our two plants are very similar in all characteristics defined by SFAS 131.  Accordingly, the Company considers itself to be operating in a single reportable segment, the manufacture of fuel-grade ethanol and the co-products of the ethanol production process.

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position and results of operations as of September 30, 2008 and for the three month and nine month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (filed with the Securities and Exchange Commission March 12, 2008).

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

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries – Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term – noncontrolling interests – to replace what were previously called minority interests.  SFAS 160 will be effective for the Company on January 1, 2009.  The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at September 30, 2008, the Company had $30.6 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

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

4.              Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30,	December 31,
	2008	2007

Land and land improvements	$6,152	$6,382
Construction in progress	—	269,710
Buildings, machinery & equipment	316,655	—
Office furniture and equipment	1,311	777
	324,118	276,869
Accumulated depreciation	(2,627)	(84)
Property, plant and equipment, net	$321,491	$276,785

Depreciation expense related to property, plant and equipment was $2,417,000 and $2,543,000 for the three and nine months ended September 30, 2008, and $21,000 and $44,000 for the three and nine months ended September 30, 2007.

The Company began depreciating land improvements and its plant assets in September 2008 as construction was considered to be complete at the end of August 2008.  The Company has netted liquidated damages, arising out of completion delays at both plants, of $19.1 million against its plant assets.  Also included in its plant assets are amounts withheld by the Company for approximately 5% of the progress payments billed by the construction contractor.  These amounts have been recorded as liabilities in the accompanying consolidated balance sheets and are to be remitted by the LLC to the contractor upon substantial completion of the plants, which the Company expects to occur before year-end.  The construction retainage amounts included in property, plant and equipment at September 30, 2008 and December 31, 2007 were $7,326,000 and $5,870,000 related to the Fairmont Facility and $6,189,000 and $5,666,000 related to the Wood River facility, respectively.

In anticipation of the possible construction of three additional plants, the Company incurred site development costs totaling $1,095,000 which were included in property, plant and equipment.  The Company decided to no longer pursue construction of these sites and therefore the development costs were written off and included in other operating expense for the three months ended September 30, 2008.

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

For the three months ended September 30, 2008 and 2007, 602,700 shares and 322,950 shares, respectively, issuable upon the exercise of stock options would have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	15,209,891	15,235,446	15,250,384	9,068,798

Potentially dilutive common stock equivalents
Class B common shares	17,303,151	17,957,896	17,340,019	7,170,002
Restricted stock	88,162	101,381	102,266	38,596
Stock options	—	701	—	1,178
	17,391,313	18,059,978	17,442,285	7,209,776
Weighted average common shares outstanding - potentially diluted	32,601,204	33,295,424	32,692,669	16,278,574

Less anti-dilutive common stock equivalents	(17,391,313)	(18,059,978)	(17,442,285)	(7,209,776)

Weighted average common shares outstanding - diluted	15,209,891	15,235,446	15,250,384	9,068,798

6.              Long-Term Debt

The following table summarizes long-term debt (in thousands):

	September 30,	December 31,
	2008	2007
Construction loans	$179,500	$104,000
Subordinated debt	20,000	20,000
Working capital loans	10,000	—
Notes payable	2,518	—
Capital leases	2,486	—
	214,504	124,000
Less current portion	(13,482)	(1,560)
Long term portion	$201,022	$122,440

In September 2006, subsidiaries of the LLC (the “Operating Subsidiaries”) entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and convert into term loans (under the same interest rate structure as the construction loans) upon final completion of the plants, which is expected to occur in the fourth quarter of 2008 or soon thereafter.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum amount of $3,150,000 plus a percentage of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. Effective August 29, 2008, the Operating Subsidiaries entered into an amendment to the Senior Debt which permitted them full access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity.  Prior to this amendment, the Operating Subsidiaries had access to only $5 million of the working capital line and the ability to disburse their revenues only at the end of each month. As of September 30, 2008, $10.0 million has been borrowed under the working capital loans.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, at September 30, 2011.  Interest rates on Senior Debt (construction loans and working capital loans) will, at management’s option, be set at: i)  a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest is payable quarterly. The weighted average interest rate in effect on the bank borrowings at September 30, 2008 was

6.5%.  Neither the Company nor the LLC is a borrower under the Senior Debt, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

While we have commenced borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and provision of engineers’ construction progress reports satisfactory to the lenders.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited.  These funds are then allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, to be distributed to the Company each month.  The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont projects, the project agreements or the budgets relating to them.  The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.4 million ($6.3 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at September 30, 2008.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

In September 2006, the LLC entered into a loan agreement with certain Class A unitholders providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate.  The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  The Subordinated Debt may be prepaid at any time in whole or in part without penalty.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default (after a 3-business day grace period).  As of the date of this report, the LLC did not make the scheduled quarterly interest payment of $767,000 which was due on September 30, 2008.  The Subordinated Debt lenders have requested in writing that the LLC take all necessary action to remedy the interest payment failure as soon as possible, but have not declared or otherwise provided a notice of acceleration.  Although the Subordinated Debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and limited by, the Subordination Agreement among the Subordinated Debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.  Additionally, due to the interest payment failure on September 30, 2008, the annual interest rate applicable to the Subordinated Debt automatically increased to17% effective October 6, 2008.

Debt issuance fees and expenses of approximately $5.5 million ($1.8 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2008.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.  All $50.0 million available under the Subordinated Debt was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the proceeds from the offering, leaving $20.0 million of Subordinated Debt outstanding at September 30, 2008.  This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million, which represents the pro rata share of the retired debt.

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of September 30, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

The LLC, through its subsidiary that has been constructing the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The LLC will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

Notes payable relate to certain financing agreements in place at each of our sites.  The subsidiaries of the LLC constructing the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, the subsidiary of the LLC that has been constructing the Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

The following table summarizes the aggregate maturities of our long term debt as of September 30, 2008 (in thousands) assuming conversion of the construction loans into term loans on or prior to December 31, 2008:

2008 remainder	$3,362
2009	13,505
2010	23,605
2011	12,950
2012	12,667
Thereafter	148,415
Total	$214,504

7.              Tax Increment Financing

In February 2007, the subsidiary of the LLC that has been constructing the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The proceeds have been recorded as a liability and will be reduced as the LLC remits property taxes to the City of Wood River, beginning in 2008 and continuing for approximately 13 years.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

On June 15, 2008, the first principal payment on the note was made.  Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the LLC was required to pay $369,000 as a portion of the note payment.

8.              Stockholders’ Equity

A summary of the Company’s common and preferred stock is as follows:

		Issued and Outstanding
		September 30,	December 31,
	Authorized	2008	2007
Common stock, par value $0.01	100,000,000	16,107,659	15,994,124
Class B common stock, par value $0.01	50,000,000	17,303,151	17,396,686
Total		33,410,810	33,390,810

Less shares held in treasury		(809,606)	(394,046)
Total		32,601,204	32,996,764

Preferred stock, par value $0.01	5,000,000	—	—

Each share of Class B common stock combined with an LLC unit is exchangeable at the holder’s option into one share of Company common stock.

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through November 12, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,185,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

9.              Derivative Financial Instruments

In September 2007, the LLC, through its subsidiaries, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($879,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at September 30, 2008.  The Company made payments under this swap arrangement in the three and nine month periods ended September 30, 2008 totaling $334,000 and $758,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through August 30, 2008.  In September 2008 these amounts were included in interest expense.

In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($360,000) has been recorded in other assets and in accumulated other comprehensive income on the balance sheet at September 30, 2008.  The LLC made net payments under this swap arrangement in the three and nine month periods ended September 30, 2008 totaling $38,000 and $39,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through August 30, 2008.  In September 2008 these amounts were included in interest expense.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under these contracts.  Cargill began liquidating the hedge contracts in August 2008 and, as of September 30, 2008, the LLC was no longer a party to any hedge contracts for any of its commodities.  The Company recorded a $50.0 million loss in the third quarter of 2008 resulting from the liquidation of its hedge contracts.  All of the related contracts were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries.  As of September 30, 2008, $17.5 million remained outstanding related to the liquidated hedge contracts.

The LLC currently does not have sufficient liquidity available to satisfy the full amounts claimed by Cargill.  The LLC is continuing to explore various alternatives to resolve this matter.  However, there can be no assurance of our success in these efforts.  If the LLC is unable to reach an agreement with Cargill or is unable to secure funds to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern.  Moreover, the Company’s liquidity and ability to continue as a going concern could be further impacted by other unforeseen material adverse developments in the commodities markets or our operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Effective January 1, 2008, the Company adopted the provisions of SFAS 157.  SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2008 (in thousands):

September 30,
Level 2	2008
Financial Liabilities:
Interest rate swaps	(519)
Total liabilities	$(519)

Total net position	$(519)

The fair value of our interest rate swaps are primarily based on the LIBOR index.

10.       Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the LLC:

	Three Months Ended,		Nine Months Ended,
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
LLC units issued to management	$—	$—	$—	$855
Stock options	—	156	340	174
Restricted stock	—	112	181	127
Total	$—	$268	$521	$1,156

In February 2007, 85,000 Class C Units and 30,000 Class D Units of the LLC were issued to two officers.  These units vested upon issuance and compensation expense of $588,000 was recorded.  In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees.  These units vested upon issuance and compensation expense of $267,000 was recorded.

In conjunction with the initial public offering and the private placement, the LLC recorded a beneficial conversion charge of $4.6 million related to the conversion of the LLC’s membership units, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company’s 28% ownership interest in the LLC prior to the offering).  The intrinsic value of the beneficial conversion charge was calculated as $11.9 million; however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

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

In the nine months ended September 30, 2008, the Company issued 299,025 stock options under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the nine month period ended September 30, 2008.  There were 375,950 stock options granted in the nine month period ended September 30, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience, the expected option term is calculated using the “simplified” method permitted by SAB 110.

The weighted average variables used in calculating fair value and the resulting compensation expense in the nine month periods ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007
Expected stock price volatility	58%	58%
Expected life (in years)	3.6	4
Risk-free interest rate	2.70%	5.00%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	35.00%	0.00%
Weighted average grant date fair value	$2.32	$5.15

A summary of the status of outstanding stock options at September 30, 2008 and the changes during the nine months ended September 30, 2008 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2008	327,950	$10.45
Granted	299,025	5.18
Exercised	—	—
Forfeited	(24,275)	7.51
Options outstanding, September 30, 2008	602,700	$7.95	3.7	$—
Options vested or expected to vest at September 30, 2008	399,453	$8.20	3.8	$—	$488,886
Options exercisable, September 30, 2008	106,035	$10.34	4.9	$—

Based on the Company’s closing common stock price of $0.54 on September 30, 2008, there was no intrinsic value related to any stock options outstanding.

Restricted Stock – In the nine month period ended September 30, 2008, the Company granted 27,500 shares to its non-employee directors.  The shares vest 100% on the first anniversary of the grant date.

A summary of the restricted stock activity during the nine months ended September 30, 2008 is as follows:

		Weighted
		Average	Weighted		Unrecognized
		Grant Date	Average	Aggregate	Remaining
		Fair Value	Remaining	Intrinsic	Compensation
	Shares	per Award	Life (years)	Value	Expense
Restricted stock outstanding, January 1, 2008	103,310	$10.42
Granted	27,500	4.46
Vested	(37,077)	10.27
Cancelled or expired	(7,500)	10.50
Restricted stock outstanding, September 30, 2008	86,233	$8.57	4.0	$46,566
Restricted stock expected to vest at September 30, 2008	51,916	$7.97	4.1	$28,034	$218,305

In accordance with SFAS 123(R), the Company recorded $352 and $521,000, respectively, of non-cash compensation expense during the three and nine month periods ended September 30, 2008 relating to stock options and restricted stock.  Due to a change in the estimate of expected forfeitures in the third quarter, the compensation expense was negligible for the three months ended September 30, 2008.  This change in forfeiture rate was based on actual historical information as well as the company’s expectations of future forfeitures.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over 1.3 and 2.7 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,273,990 shares of common stock available for future grant under our 2007 Plan at September 30, 2008.

11.       Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and nine month periods ended September 30, 2008, and for the three and nine month periods ended September 30, 2007.  At December 31, 2007 and September 30, 2008, respectively, the Company provided a valuation allowance for the full amount of its deferred tax assets since it has no history of generating taxable income.  At September 30, 2008, the Company recognized a current tax receivable of $305,000, related to expected tax refunds in the next 12 months.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,		Nine Months Ended,
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	September 30,	December 31,
	2008	2007
Deferred tax assets:
Capitalized start up costs	$6,175	$2,021
Net unrealized loss on derivatives	—	357
Net operating loss carryover	12,481	—
Other	252	245
Deferred tax asset	18,908	2,623
Valuation allowance	(15,048)	(2,623)

Deferred tax liabilities:
Property, plant and equipment	(2,008)	—
Net unrealized gain on derivatives	(1,852)	—
Deferred tax liabilities	(3,860)	—

Net deferred tax asset	$—	$—

Current tax receivable	$305	$—

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

12.       Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  Approximately $28,000 of employee deferrals was contributed to the plan in both of the nine month periods ending September 30, 2008 and September 30, 2007, respectively.  These funds incurred a loss in value of $11,600 in the nine months ended September 30, 2008, and a gain in value of $2,600 during the nine months ended September 30, 2007.  These deferrals have been recorded as other assets and deferred compensation liabilities on the consolidated balance sheet at September 30, 2008.

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the LLC are discretionary and totaled $163,000 in December 2007.  There were no Company contributions in the three month and nine month periods ended September 30, 2007 and 2008.

13.       Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party.  Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in May 2008 for both plants.  Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect.  Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively.  The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index.  The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments.  The leases became effective in the second quarter of 2008.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

Subsidiaries of the LLC entered into agreements to lease a total of 875 railroad cars.  Pursuant to these lease agreements, which began in the second quarter of 2008, these subsidiaries will pay approximately $7.1 million annually for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In April 2008, the LLC entered into a five year lease which began July 1, 2008 for office space for its corporate headquarters in Denver, CO.  Rent expense is being recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at September 30, 2008 (which primarily include rent for office space, two grain handling and storage facilities, and rail cars) are as follows (in thousands):

2008 remainder	$2,297
2009	9,265
2010	9,246
2011	9,232
2012	9,189
Thereafter	56,318
Total	$95,547

Rent expense recorded for the three and nine month periods ended September 30, 2008 totaled $1,586,000 and $4,166,000, and for the three and nine month periods ended September 30, 2007 totaled $37,000, and $106,000, respectively.

The LLC, through its subsidiaries that have been constructing the Wood River and Fairmont plants, has entered into agreements with electric utilities pursuant to which the electric utilities will build, own and operate substation and distribution facilities in order to supply electricity to the plants.  For its Wood River plant, the LLC paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as property, plant and equipment.  The balance of the utilities direct capital costs will be recovered from monthly demand charges of approximately $124,000 per month for three years which began in the second quarter of 2008.  For its Fairmont plant, the LLC will pay a fixed facilities charge based on the cost of the substation and distribution facility estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which began in the first quarter of 2008.

Subsidiaries of the LLC have entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC is to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  Subsequent to the payment of required advance payments, the subsidiaries of the LLC are permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  Such withholdings are reported as construction retainage in the consolidated balance sheets.  At September 30, 2008, property, plant and equipment related to the EPC contracts totals $252.9 million, which is net of liquidated damages of $19.1 million arising out of completion delays at both plants.  At December 31, 2007, construction in progress reflected $230.1 million related to the EPC contracts.  To ensure that the plants are properly completed, reliable and safe up to their nameplate capacities, it is estimated as of September 30, 2008 that an additional $6 to $8 million will be spent on plant infrastructure and other construction requirements.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing May 2008.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

At September 30, 2008 the LLC had committed, through its subsidiaries, to purchase 5,524,000 bushels of corn to be delivered between October 2008 and March 2010 at our Fairmont location, and 5,395,000 bushels of corn to be delivered between October 2008 and December 2010 at our Wood River location. The purchase price of the corn will be determined at the time of delivery.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

At September 30, 2008 the Company had committed through its Fairmont plant subsidiary to purchase 1,000 Mmbtu of natural gas per day starting November 1, 2008 through June 30, 2009.  The price of the gas will be based on the local gas index in effect at that time of delivery plus an additional $0.0425 per Mmbtu.  In addition, the Fairmont plant subsidiary had also committed to purchase 1,000 Mmbtu per day at the fixed price of $8.30 per Mmbtu during October 2008.  The subsidiary of the LLC that has been constructing the Wood River plant has committed to purchase 1,000 Mmbtu per day at the fixed price of $7.625 per MMBTU in October 2008.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants through September 2016.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise.

14.       Tax Benefit Sharing Agreement

Membership interests in the LLC combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The LLC will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the LLC at the time of the exchange.  Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical LLC investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under these agreements, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis.  The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the LLC as a result of the exchanges.  The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.  The following table summarizes the exchange activity since the Company’s initial public offering:

Membership interests and Class B common shares outstanding at initial public offering, June 2007	17,957,896

Membership interests and Class B common shares exchanged in the fourth quarter of 2007 (1)	(561,210)

Membership interests and Class B common shares exchanged in the second quarter of 2008 (1)	(93,535)

Remaining membership interests and Class B shares to be exchanged at September 30, 2008	17,303,151

(1) - No tax benefits were realized as the membership interests exchanged had a higher tax basis than the market value of the common shares exchanged into at the time of the exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”,  “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions.   You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Form 10-K for the year ended December 31, 2007 or in other documents we have filed with the Securities and Exchange Commission.

Overview

BioFuel Energy Corp. produces and sells ethanol and its co-products (primarily distillers grain), through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota.  Our ultimate goal is to become a leading ethanol producer in the United States.  In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity, based on the maximum amount of permitted denaturant, of 115 million gallons per year (“Mmgy”).   During the remainder of 2008, we plan to continue to focus on optimizing production and streamlining operations with the goal of producing at nameplate capacity.   From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive contractual relationship.  The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  At each location, Cargill , has a strong local presence and, directly or through affiliates, owns adjacent grain storage facilities.  Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.  In addition, we lease grain storage and handling facilities adjacent to our plants from affiliates of Cargill.

The Company previously evaluated three similar sites and incurred site development costs for the possible construction of additional plants.  During the quarter ended September 30, 2008, the Company decided to no longer pursue construction of these sites and therefore has written off the associated development costs.

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources; and—Hedging Losses” elsewhere in this report.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets.  The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

We have engineering, procurement and construction, or EPC, contracts with The Industrial Company — Wyoming, or TIC,  for the construction of our ethanol plants pursuant to which the timely construction and performance of the two plants is guaranteed by TIC. Construction of both plants was considered to be substantially complete at the end of August 2008.  We are currently in the performance testing phase of the projects and are focused on optimizing production and streamlining operations. We have invested, net of liquidated damages paid to us by TIC for certain startup and construction delays, approximately $138.8 million in the construction of the Wood River plant and approximately $162.5 million in the construction of the Fairmont plant. Spending on construction of the Wood River and Fairmont plants, exclusive of corporate overhead and financing charges, is expected to total approximately $325 million to $330 million, or $305 million to $310 million, net of liquidated damages. Based on these estimates, the per gallon of capacity costs of construction is expected to be approximately $1.45, or $1.35 net of liquidated damages. Additional expenditures, currently estimated at $6 to $8 million, may be necessary to cover changes that may arise during the performance testing of the two plants.  If we encounter significant difficulties in achieving reliable production at nameplate capacity, our results of operations and financial condition could be materially harmed.  Please see “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete description of certain risks that could cause our projects to be delayed in achieving production at nameplate capacity.

Revenues

Our primary source of revenue is the sale of ethanol.  The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little control. Ethanol prices are extremely volatile.

We also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our distillers grain are largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain is sold by the ton and, based upon the amount of moisture retained in the product, can either be sold “wet” or “dry”.

Cost of goods sold and gross profit (loss)

Our gross profit (loss) is derived from our revenues less our cost of goods sold. Our cost of goods sold is affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of a wide variety of factors, including weather, market demand, regulation and general economic conditions, all of which are outside of our control.

Corn is our most significant raw material cost.  Historically, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.

We also purchase natural gas to power steam generation in our ethanol production process and as fuel for our dryers to dry our distillers grain. Natural gas represents our second largest operating cost after corn, and natural gas prices are extremely volatile. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.

Corn procurement fees paid to Cargill are included in our cost of goods sold. Other cost of goods sold primarily consists of our cost of chemicals, depreciation, manufacturing overhead and rail car lease expenses.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

At September 30, 2008, the Company owned 46.9% of the LLC and the remainder was owned by our founders and original equity investors. The Company is the primary beneficiary of the LLC and therefore consolidates the results of the LLC. The amount of income or loss allocable to the 53.1% holders is reported as minority interest in our Consolidated Statements of Operations.

The Company’s plants located in Wood River, Nebraska and Fairmont, Minnesota, commenced start-up and began commercial operations in late June 2008.  Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the three months or nine months ended September 30, 2007 for comparison purposes.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations (no percentages are provided for the three and nine month periods ending September 30, 2007 due to the Company not having any net sales during such periods):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
		(unaudited) (dollars in thousands)			(unaudited) (dollars in thousands)
Net sales	$90,549	100.0%	$—	$90,841	100.0%	$—
Cost of goods sold	103,765	114.6	—	104,021	114.5	—
Gross profit (loss)	(13,216)	(14.6)	—	(13,180)	(14.5)	—
Selling, general and administrative expenses	2,468	2.7	2,644	14,968	16.5	6,569
Other operating expense	1,345	1.5	—	1,345	1.5	—
Operating loss	(17,029)	(18.8)	(2,644)	(29,493)	(32.5)	(6,569)
Other income (expense), net	(53,612)	(59.2)	855	(42,342)	(46.6)	1,068
Loss before income taxes	(70,641)	(78.0)	(1,789)	(71,835)	(79.1)	(5,501)
Minority interest	37,493	41.4	821	37,856	41.7	4,092
Net loss	(33,148)	(36.6)	(968)	(33,979)	(37.4)	(1,409)
Beneficial conversion charge	—	—	—	—	—	(1,327)
Net loss to common shareholders	$(33,148)	(36.6)	$(968)	$(33,979)	(37.4)	$(2,736)

The following table sets forth key operational data that we believe are important indicators of our results of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
	(unaudited)	(unaudited)

Ethanol sold (gallons, in thousands)	35,599	35,599
Dry distillers grains sold (tons, in thousands)	68.7	68.7
Wet distillers grains sold (tons, in thousands)	83.4	89.9
Average price of ethanol sold (per gallon)	$2.20	$2.20
Average price of dry distillers grains sold (per ton)	$149.22	$149.22
Average price of wet distillers grains sold (per ton)	$38.99	$39.63
Average corn cost (per bushel)	$5.36	$5.45

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the three months ended September 30, 2007 for comparison purposes.

Cost of goods sold and gross loss:  Cost of goods sold was $103,765,000 for the three months ended September 30, 2008 which resulted in a gross loss of $13,216,000 for the three months ended September 30, 2008.  Cost of goods sold included $74,442,000 for corn, $11,551,000 for natural gas, $2,103,000 for denaturant, $2,793,000 for electricity, $4,906,000 for chemicals and enzymes, $5,645,000 for general operating expenses, and $2,325,000 for depreciation.  Our cost of goods sold was higher than expected due to the continuing delay in having our plants up and running at capacity, which resulted in inefficiencies in all cost categories, except depreciation expense.

Selling, general and administrative expenses:  Selling, general and administrative expenses decreased $176,000, or 6.7%, to $2,468,000 for the three months ended September 30, 2008, compared to $2,644,000 for the three months ended September 30, 2007.  The decrease was primarily due to a decrease in compensation expenses related to certain plant employees whose salary expense was included in selling, general and administrative expenses for the three months ended September 30, 2007 as the plants were not yet operational.  Those employee salaries are now included in cost of goods sold for the three months ended September 30, 2008.

Other operating expense:  Other operating expense was $1,345,000 for the three months ended September 30, 2008 compared to zero for the three months ended September 30, 2007.  The expense consisted of a $250,000 insurance claim deductible expense and a $1,095,000 write off of development costs associated with the evaluation of three additional plant sites.

Other income (expense):  Interest income decreased $720,000, or 84.2%, to $135,000 for the three months ended September 30, 2008, compared to $855,000 for the three months ended September 30, 2007.  The decrease was primarily attributable to a decrease in the amount of funds invested in money market mutual funds during the period.

Interest expense was $1,632,000 for the three months ended September 30, 2008, compared to zero for the three months ended September 30, 2007, or an increase of $1,632,000.  The increase is a result of the Company no longer capitalizing interest associated with the loans financing construction of the plants effective September 1, 2008.  The amount represents one month of interest expense on such loans.

Other non-operating expense was $2,123,000 for the three months ended September 30, 2008, compared to zero for the three months ended September 30, 2007.  The loss consisted of  a $2,165,000 loss on the sale of corn, which was offset by $42,000 of other miscellaneous income.

Loss on derivative financial instruments was $49,992,000 for the three months ended September 30, 2008, compared to zero for the three months ended September 30, 2007.  The loss was a result of the Company realizing losses associated with commodities hedging contracts during the period.  The Company was not a party to any such hedging contracts during the three months ended September 30, 2007.

Minority Interest.  Minority interest increased $36,672,000 to $37,493,000 for the three months ended September 30 2008, compared to $821,000 for the three months ended September 30, 2007.  The increase was attributable to the Company’s loss before minority interest increasing from $1,789,000 for the three months ended September 30, 2007 to $70,641,000 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the nine months ended September 30, 2007 for comparison purposes.

Cost of goods sold and gross loss:  Cost of goods sold was $104,021,000 for the nine months ended September 30, 2008 which resulted in a gross loss of $13,180,000 for the nine months ended September 30, 2008.  Cost of goods sold included $74,701,000 for corn, $11,687,000 for natural gas, $2,152,000 for denaturant, $2,802,000 for electricity, $4,926,000 for chemicals and enzymes, $5,428,000 for general operating expenses, and $2,325,000 for depreciation.  Our cost of goods sold was higher than expected due to the continuing delay in having our plants up and running at capacity, which resulted in inefficiencies in all cost categories, except depreciation expense.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $8,399,000, or 127.9%, to $14,968,000 for the nine months ended September 30, 2008, compared to $6,569,000 for the nine months ended September 30, 2007.  The increase was primarily due to an increase in compensation expense for plant employees of $2,549,000 and plant start-up costs of $5,850,000.   Compensation expense for plant employees and plant start-up costs incurred prior to the commencement of operation at the plants in late June, 2008, are included in selling, general and administrative expenses for the nine months ended September 30, 2008.  Such costs were negligible for the nine months ended September 30, 2007.

Other operating expense:  Other operating expense was $1,345,000 for the nine months ended September 30, 2008 compared to zero for the nine months ended September 30, 2007.  The expense consisted of a $250,000 insurance claim deductible expense and a $1,095,000 write off of development costs associated with the evaluation of three additional plant sites.

Other income (expense):  Interest income decreased $81,000 or 7.6%, to $987,000 for the nine months ended September 30, 2008, compared to $1,068,000 for the nine months ended September 30, 2007.  The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds.

Interest expense was $1,632,000 for the nine months ended September 30, 2008, compared to zero for the nine months ended September 30, 2007, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.  The amount represents one month of interest expense on such loans.

Other non-operating expense was $1,785,000 for the nine months ended September 30, 2008, compared to zero for the nine months ended September 30, 2007.  The loss consisted of a $1,879,000 loss on the sale of corn which was offset by $94,000 of other miscellaneous income.

Loss on derivative financial instruments was $39,912,000 for the nine months ended September 30, 2008, compared to zero for the nine months ended September 30, 2007.  The increase was a result of the Company incurring losses associated with commodities hedging contracts during the period.  The Company was not a party to any such hedging contracts during the nine months ended September 30, 2007.

Minority Interest.  Minority interest increased $33,764,000 to $37,856,000 for the nine months ended September 30 2008, compared to $4,092,000 for the nine months ended September 30, 2007.  The increase was attributable to the Company’s loss before minority interest increasing from $5,501,000 for the nine months ended September 30, 2007 to $71,835,000 for the nine months ended September 30, 2008.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine month periods ended September 30, 2008 and September 30, 2007 are summarized below (in thousands):

	For the	For the
	Nine Months Ended,	Nine Months Ended,
	September 30, 2008	September 30, 2007
Cash provided by (used in):
Operating activities	$(74,542)	$(4,202)
Investing activities	(43,819)	(150,017)
Financing activities	82,015	187,278
Net (decrease) increase in cash and equivalents	$(36,346)	$33,059

Cash used in operating activities.  Net cash used in operating activities of $74,542,000 for the nine months ended September 30, 2008 resulted primarily from a net loss, before minority interest, of $70,641,000, an increase in accounts receivable of $18,727,000 and an increase in inventories of $17,066,000 which were partially offset by an increase in accounts payable of $26,448,000.  Net cash used in operating activities of $4,202,000 for the nine months ended September 30, 2007 was primarily attributable to a net loss, before minority interest, of $5,501,000, offset by share based compensation expense of $1,156,000.

Cash used in investing activities.  Net cash used in investing activities was $43,819,000 for the nine months ended September 30, 2008, compared to net cash used of $150,017,000 for the nine months ended September 30, 2007.  During both periods, the cash used was primarily for construction of the Wood River and Fairmont ethanol  plants.  The decrease from 2007 to 2008 was a result of the construction being at its peak in 2007 versus winding down in the middle of 2008 as the projects neared completion and began operating.

Cash provided by financing activities.  Net cash provided by financing activities was $82,015,000 for the nine months ended September 30, 2008 and was primarily comprised of $10,000,000 of borrowings under the Company’s working capital facility and $75,500,000 of proceeds under its construction loan facilities, which were partially offset by $2,276,000 in payments for treasury stock purchases.  For the nine months ended September 30, 2007 net cash provided by financing activities was $187,278,000 and consisted of $103,581,000 of proceeds related to our initial public offering and concurrent private placement, $64,000,000 in borrowings under the Company’s construction facilities, and $50,000,000 in borrowings of Subordinated Debt, which were offset by $30,000,000 of principal payments of the Subordinated Debt.

Our principal sources of liquidity at September 30, 2008 consisted of cash and equivalents and available borrowings under our bank facilities as summarized in the following table (in thousands).

	LLC	Operating Subsidiaries	Total

Working capital(1)	$(13,697)	$2,872	$(10,825)
Working capital loan availability	—	10,000	10,000
Construction loan availability	—	30,500	30,500

(1) $4,660,000 and $14,981,000 of cash and cash equivalents at the LLC and Operating Subsidiaries, respectively, are included in the working capital amounts.

Our Operating Subsidiaries principal liquidity needs are expected to be the final completion of the construction of our two ethanol plants, purchasing corn, natural gas, and other commodities for operations, debt service, margin deposits associated with hedging programs, and general corporate purposes.  We expect to fund the completion of our Wood River and Fairmont plants and meet our plant operating needs with the capital resources available to the Operating Subsidiaries as summarized in the above table.  According to the terms of the credit agreements under which construction financing is being provided for the plants, the Operating Subsidiaries are severely limited in their ability to transfer cash or other property to the LLC or the Company.

The LLC’s principal liquidity needs are expected to be its repayment of amounts owed to Cargill associated with its hedging losses.  See “Hedging Losses” below.

Hedging Losses

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the Company to large unrealized losses and significant unmet margin calls under these contracts.  Cargill began liquidating the hedge contracts in August 2008 and as of September 30, 2008, the LLC no longer was a party to any hedge contracts for any of its commodities.  The LLC recorded a $50.0 million loss in the third quarter of 2008 resulting from the liquidation of its hedge contracts.  All of the related contracts were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries.  As of September 30, 2008, $17.5 million remained outstanding related to the liquidated hedge contracts.

The LLC currently does not have sufficient liquidity available to satisfy the amounts claimed by Cargill.  The LLC is continuing to explore various alternatives to resolve this matter.  However, there can be no assurance of our success in these efforts.  If the LLC is unable to reach an agreement with Cargill  or is unable to secure funds to satisfy its agreed obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern.  Moreover, our liquidity and ability to continue as a going concern could be further impacted by other unforeseen material adverse developments in the commodities market or our operations.

Initial public offering and private placement

In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock, and the private placement of 4,250,000 shares of our common stock to the Company’s three largest pre-existing shareholders, at a gross per share price of $10.50, resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the initial public offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering and the private placement were transferred to the LLC as contributed capital. With these proceeds, the LLC retired $30.0 million of its Subordinated Debt during 2007, leaving $20.0 million outstanding.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan pursuant to which the repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through November 12, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,185,000 available under the repurchase plan.  The shares repurchased are held as treasury stock.

Construction

In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants.   During the remainder of 2008, we plan to continue to focus on optimizing production and streamlining operations with the goal of producing at nameplate capacity.  We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete these plants will be approximately $325 million to $330 million. At September 30, 2008, the estimated remaining costs to complete the plants, including payment of construction retainage, was approximately $17 million to $21 million, which is expected to be funded with borrowings under our existing bank facility.

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

Construction of the Wood River and Fairmont facilities were both considered to be substantially completed at the end of August 2008, and we are currently in the performance testing phase of each plant.  As of September 30, 2008, we had spent approximately $138.8 million on the construction of the Wood River facility. We expect to incur additional capital expenditures in

2008 of approximately $3 million in connection with completing the Wood River facility.  As of September 30, 2008, we have spent approximately $162.5 million on the construction of the Fairmont facility.  We expect to incur additional capital expenditures in 2008 of approximately $4 million in connection with completing the Fairmont facility.  To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds of the initial public offering and the private placement, and borrowings under our bank facility and Subordinated Debt agreement to finance the construction of both facilities.  As of September 30, 2008, we had borrowings of $179.5 million under our construction loan facility and $20.0 million under our Subordinated Debt facility.

Tax and our tax benefit sharing agreement

We expect that, as a result of future exchanges of membership interests in the LLC for shares of our common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through September 30, 2008. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership interests in the LLC for shares of our common stock.

We have entered into a tax benefit sharing agreement with our historical LLC equity investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under this agreement, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of this increase in tax basis. The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by the Company. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of the LLC as a result of the exchanges and had we not entered into the tax benefit sharing agreement. The term of the tax benefit sharing agreement will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and we exercise our resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical LLC equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical LLC equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical LLC equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the price of our common stock at the time of the exchange and the amount and timing of our income. We expect that, as a result of the size of the potential increases of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical LLC equity investors could be substantial.

Bank facility

In September 2006, our Operating Subsidiaries entered into a $230.0 million senior secured bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the LLC is a borrower under the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

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

The bank facility also includes working capital loans of up to $20.0 million, a portion of which is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants.  Effective August 29, 2008, the Operating Subsidiaries entered into an amendment to the bank facility which permitted them full access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity.  Previous to this amendment, the Operating Subsidiaries had access to only $5 million of their working capital line and the ability to disburse their revenues only at the end of each month.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011.  As of September 30, 2008 we had borrowings of $10.0 million under the working capital loans.

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

Interest rates on each of the loans under the bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at September 30, 2008 was 6.5%.

The bank facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the projects, the project agreements or the budgets relating to the projects. The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are to be deposited. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees.

Debt issuance fees and expenses of approximately $8.4 million ($6.3 million, net of accumulated amortization) have been incurred in connection with the bank facility at September 30, 2008.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets.

As of September 30, 2008, we had borrowed $189.5 million under our bank facilities, and had remaining availability of $40.5 million which is comprised of $10.0 million in working capital loans and $30.5 million in construction loans.  The remaining availability on both loans is subject to certain restrictions and milestones.

Subordinated Debt agreement

The LLC is the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, each of which are related parties.  The loan agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. Interest on the Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate.  The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the Subordinated Debt may not be re-borrowed.  The payments due under the loan agreement are secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our bank facility.

Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default (after a 3-business day grace period).  As of the date of this report, the

LLC did not make the required quarterly interest payment of $767,000 which was due on September 30, 2008.  The Subordinated Debt lenders have requested in writing that the LLC take all necessary action to remedy the interest payment failure as soon as possible, but have not declared or otherwise provided a notice of acceleration.  Although the Subordinated Debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and limited by, the Subordination Agreement among the Subordinated Debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.  Additionally, due to the interest payment failure on September 30, 2008, the annual interest rate applicable to the Subordinated Debt automatically increased to 17% effective October 6, 2008.

All $50.0 million available under the Subordinated Debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the initial public offering proceeds, leaving $20.0 million of Subordinated Debt outstanding at September 30, 2008. This resulted in accelerated amortization of deferred fees of approximately $3.1 million, which represents the fees relating to the pro rata share of the retired debt.

Debt issuance fees and expenses of approximately $5.5 million ($1.8 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2008.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

Capital lease

The LLC, through its subsidiary that has been constructing the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The LLC will pay a fixed facilities charge based on the cost of the substation and distribution facility, estimated to be approximately $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites.  The subsidiaries of the LLC that have been constructing the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $621,000.  The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first quarter of 2012.  In addition, the subsidiary of the LLC that has been constructing the Wood River facility has entered into a note payable for $2,168,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

Tax increment financing

In February 2007, the subsidiary of the LLC that has been constructing the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds have been recorded as a liability and will be reduced as the LLC remits property taxes to the City of Wood River beginning in 2008 when the plant becomes operational and continuing for approximately 13 years.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

On June 15, 2008, the first principal payment on the note was made.  Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the LLC was required to pay $369,000 as a portion of the note payment.

Letters of credit

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of September 30, 2008.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

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

Recoverability of property, plant and equipment

We have made a significant investment in property, plant and equipment. Construction of our two ethanol facilities located in Wood River and Fairmont is substantially completed. We evaluate the recoverability of fixed assets whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

Management must continuously assess whether or not circumstances require a formal evaluation of the recoverability of our property, plant and equipment. In analyzing impairment, management must estimate future ethanol and distillers grain sales volume, ethanol and distillers grain prices, corn and natural gas prices, inflation and capital spending, among other factors. These estimates involve significant inherent uncertainties, and the measurement of the recoverability of the cost of our property, plant and equipment is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. All assumptions made with respect to ethanol production and any associated operating margins contain additional uncertainty as our plants are not yet operating at nameplate capacity and are not expected to become fully operational at such capacity until the end of 2008. Certain of the operating assumptions will be particularly sensitive and subject to change as the ethanol industry develops.

We have not recognized an impairment on any of our property, plant and equipment through September 30, 2008. However, in the event that high corn prices and low ethanol prices persist for an extended period, the Company may be required to record an impairment in the future.

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

In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at September 30, 2008 the Company had $30.6 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders’ equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to significant risks relating to the prices of four primary commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grain, our principal products. These commodities are also subject to geographic basis differentials, which can vary considerably. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws, regulations, subsidies and tariffs. Distillers grain prices tend to be influenced by the prices of alternative animal feeds. However, in the short to intermediate term, logistical issues may have a significant impact on ethanol prices. In addition, the acceptance by livestock operators of the anticipated sharp increase in quantities of distillers grain production as new ethanol plants become operational could significantly depress its price.

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors.  Ethanol prices are extremely volatile.  From January 1, 2007 to September 30, 2008, the ethanol Bloomberg rack prices have fluctuated from a low of $1.69 per gallon in October 2007 to a high of $3.08 per gallon in July 2008 and averaged $2.29 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins.  The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain are sold by the ton and can either be sold “wet” or “dry”.  From January 1, 2007 through September 30, 2008, dry distillers grain has sold for an average price of $122.00 per ton and has averaged approximately $152.00 per ton in 2008.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors.  Using an average corn price of $4.88 per bushel, we estimate that corn will represent approximately 77% of our operating costs.  Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.  From January 1, 2007 to September 30, 2008 the Bloomberg rack  price of corn has fluctuated from a low of $2.85 per bushel in July 2007 to a high of $7.15 per bushel in July 2008 and averaged $4.17 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers.  Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors.  Using an average corn price of $4.88 per bushel and an average price of $7.44per Mmbtu for natural gas, we estimate that natural gas will represent approximately 10% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.  From January 1, 2007 to September 30, 2008, the Bloomberg rack price of natural gas has fluctuated from a low of $5.29 per Mmbtu in September 2008 to a high of $13.31 per Mmbtu in July 2008 and averaged $7.88 per Mmbtu during this period.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so.  We anticipate hedging between 60% and 75% of our commodity price exposure on a rolling 12 to 24 month basis when a positive margin can be assured. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill’s risk management and futures advisory services and utilize its trading capabilities.  While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and we do not believe a futures market for distillers grain currently exists.  Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas on an attractive basis, there is a limited ability to do this against the current forward or futures market for ethanol and corn.   Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets. Due to the Company’s limited operating history and lack of revenues, obtaining credit from potential third-party brokerage companies with respect to hedging transactions will be difficult.  Due to the Company’s limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company may be limited in its ability to hedge with third-party brokers even after the plants become fully operational.  We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all.  As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for the last three months of 2008.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of September 30, 2008, excluding corn and natural gas forward and futures contracts used to hedge our market risk.  Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the fourth quarter of 2008 as our plants continue to go through the start-up and performance testing process.

	Volume Requirements	Units	Hypotehtnical Adverse Change in Price	Change in 4th Quarter 2008 Pre-tax Income
	(in millions)			(in millions)

Ethanol	49.6	Gallons	10%	$(9.9)
Corn	18.4	Bushels	10%	$(8.6)
Natural Gas	1.7	Mmbtu	10%	$(1.2)

As of September 30, 2008 the Company had purchase commitments for natural gas for 60,000 Mmbtu’s to be delivered in October 2008 at an average price of $7.96 per Mmbtu.  These purchase commitments represent 3% of the estimated requirements for natural gas for the fourth quarter of 2008.  At September 30, 2008 the LLC had purchase commitments, through its subsidiaries, to purchase 5,524,000 bushels of corn our Fairmont location, and 5,395,000 bushels of corn at our Wood River location.  The purchase price of the corn will be determined at the time of delivery.

We believe that managing our commodity price exposure will reduce the volatility implicit in a commodity-based business. However, it may also tend to reduce our ability to benefit from favorable commodity price changes.  Hedging arrangements also expose us to risk of financial loss if the counterparty defaults or in the event of extraordinary volatility in the commodities markets.  Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated.  In the third quarter of 2008, corn prices pulled back sharply resulting in the Company realizing significant losses on its hedge contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and

capital resources—Hedging Losses” elsewhere in this report.

We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, our LLC, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65% payable by the LLC, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the LLC, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  Borrowings under our subordinated loan agreement bear interest at a fixed annual rate of 15%. Because the Subordinated Debt interest was not paid at September 30, 2008, the interest rate on the Subordinated Debt increased from 15% to 17% effective October 6, 2008. As of September 30, 2008, we had borrowed $189.5 million under our bank facility and $20.0 million under our subordinated loan agreement.  After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $795,000 on our annual interest expense.

At September 30, 2008, we had $1.7 million invested in money market mutual funds and three certificates of deposit for $2.8 million held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company.  During the third quarter, the Company made certain changes in its internal controls over financial reporting by updating procedures and controls originally designed for operational processes, including revenue and inventory, as changes were identified through the startup processes at the plants.

PART II.  OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS

None.

ITEM 1A.                                           RISK FACTORS

You should carefully consider the following risks, as well as other information contained in this Form 10-Q, including “Management’s discussion and analysis of financial condition and results of operations”. The risks listed below are those that we believe are the material risks we face.  These risks are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the SEC. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.  These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Company is subject to various risks and uncertainties that could affect the Company’s business, future performance or financial condition.  These risks include:

Insufficient liquidity resulting from significant losses in the third quarter of 2008

During the third quarter of 2008, the LLC recorded a $50.0 million loss from hedging.  All of the hedge contracts that caused this loss were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries.  As of September 30, 2008, $17.5 million remained outstanding related to the hedging losses.

The Company believes its Operating Subsidiaries, which own and operate the ethanol plants, have sufficient liquidity to conduct their operations at present.  The hedging losses were all incurred by the LLC.  The LLC currently does not have sufficient liquidity available to satisfy all of the $17.5 million claimed by Cargill.  The LLC is continuing to explore various alternatives to resolve this matter with Cargill.  However, there can be no assurance of our success in these efforts.  If the LLC is unable to reach an agreement with Cargill or to secure funds to satisfy its agreed obligations, it could result in a material adverse effect on the Company and may result in our inability to continue as a going concern.  Regardless, our liquidity and ability to continue as a going concern could be impacted by any number of other unforeseen material adverse developments in the commodities markets or our operations.

Results may be adversely affected by future hedging transactions and other strategies.

We may enter into contracts to sell a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities. From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn and natural gas. The financial statement impact of these activities will depend upon, among other things, the prices involved, changes in the underlying market price and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.

Although we attempt to link our hedging activities to sales and production plans and pricing activities, such hedging activities can themselves result in losses. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. This risk can be increased in highly volatile conditions such as those recently experienced in corn and other commodities futures markets.  A hedge position is often settled when the physical commodity is either purchased (corn and natural gas) or sold (ethanol or distillers grain).  In the interim, we are and may continue to be subject to the risk of margin calls and other demands on our financial resources arising from hedging activities. We may experience hedging losses in the future. We may also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial condition may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol.

During the third quarter of 2008, the LLC recorded a $50.0 million loss from hedging.  All of the hedge contracts that caused this loss were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grain for the LLC.  As of September 30, 2008, $17.5 million remained outstanding related to the hedging losses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Hedging Losses” elsewhere in this report.

The Company has adopted a risk management policy which is intended to provide additional, formal oversight over the hedging activities of the LLC and the Operating Subsidiaries.  This policy is subject, among other things, to the approval of the lenders under our bank facility.  There can be no assurances, however, that this policy will prevent or mitigate future hedging losses.

We have incurred a significant amount of indebtedness to construct our facilities and to operate our business, virtually all of which is secured by our assets.

We expect to borrow a total of approximately $230 million of bank debt in order to finance the construction, operations and financing costs of our two facilities, of which $189.5 million, including $10 million for working capital, was borrowed as of September 30, 2008. In addition, we have borrowed $20 million in subordinated debt and $5.6 million of tax increment financing.  We may also borrow additional amounts in order to provide additional working capital or to finance capital improvements or other operational requirements.

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

•	restrict our ability to take advantage of strategic opportunities;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, competition or changes in our business or industry;

•	limit our ability to borrow additional funds;

•	restrict us from building new facilities or exploring business opportunities; and

•	place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. During our limited period of operations we have been unable to generate positive cash flow.  If this continues, we may not be able to generate enough cash flow from operations or obtain enough capital to service our debt, finance our business operations or fund our planned capital expenditures.

If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.

Our future debt facilities will likely be secured by substantially all our assets.

We expect that the debt we will incur to finance any future needs will be incurred either pursuant to an expanded version of our current bank facility, a new, separate credit facility (which would require the consent of our existing banks) or a new corporate credit facility that would replace our current bank facility.  In any event, it is most likely that this indebtedness would be secured by substantially all of our assets. Because the debt under these facilities may subject substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation.

We are subject to risks associated with our bank facility.

The Operating Subsidiaries that own and operate our Wood River and Fairmont plants have entered into a bank facility with a group of financial institutions that is secured by substantially all of those subsidiaries’ assets. Although we have completed significant borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and the provision of engineers’ reports satisfactory to the lenders. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders, which could result in a delay of our construction.

The terms of the bank facility include customary events of default and covenants that limit the applicable subsidiaries from taking certain actions without obtaining the consent of the lenders. In particular, our bank facility places significant restrictions on the ability of those subsidiaries to distribute cash to the LLC, which limits our ability to use cash generated by those subsidiaries for other purposes. In addition, the bank facility restricts those subsidiaries’ ability to incur additional indebtedness.

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

A default under our bank facility would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

We are subject to risks associated with our Subordinated Debt.

Under the terms of our Subordinated Debt, the failure to pay interest when due is an event of default (after a 3-business day grace period).  As of the date of this report, the LLC did not make the required quarterly interest payment of $767,000 which was due on September 30, 2008 and is therefore in default.  The Subordinated Debt lenders have requested in writing that the LLC take all necessary action to remedy the interest payment failure as soon as possible, but have not declared or otherwise provided a notice of acceleration.  Although the Subordinated Debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and limited by, the Subordination Agreement among the Subordinated Debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.

Additionally, due to the interest payment failure on September 30, 2008, the annual interest rate applicable to the Subordinated Debt automatically increased to 17% effective October 1, 2008.  Interest will continue to accrue on the Subordinated Debt.  In the event we are unable to satisfy accrued interest obligations, we may be severely limited in our ability to incur additional indebtedness or to secure additional financing to fund our operations.

Other risks relating to our business and industry

•                  We  have a very limited operating history and our business may not succeed.

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

•                  We may not be able to obtain or maintain the approvals and permits that will be necessary in order to construct and operate our facilities as planned.

•                  We may be unable to secure construction services or supplies for completing our plants on acceptable terms.

•                  Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grain could adversely affect our business.

•                  We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

•                  We are dependent on our commercial relationship with Cargill and will be subject to various risks associated with this relationship.

•                  Our relationship could be adversely affected by our inability to satisfy amounts claimed by Cargill as a result of our hedging losses.

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

•                  We are subject to certain risks associated with Cargill’s ethanol marketing pool.

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

•                  Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially.

•                  Our business is highly sensitive to corn prices, and we generally cannot pass along increases in corn prices to our customers.

•                  The price spread between ethanol and corn can vary significantly.

•                  The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

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

•                  We will be required to pay the historical LLC equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership interests for shares of our common stock.

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

Our common stock could be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market under the symbol “BIOF.” The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, we may receive a Nasdaq Staff Determination Letter informing us that we must regain compliance with listing requirements or face delisting.  However, given the current extraordinary market conditions, on October 16, 2009, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission to implement the suspension of enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009.  According to Nasdaq, these rules will be reinstated on Monday, January 19, 2009 and the first relevant trade date will be Tuesday, January 20, 2009.  As a result of this suspension, even if our common stock continues to trade at a bid price below $1.00, the Company does not expect to receive a Nasdaq Staff Determination Letter prior to expiration of the thirty trading-day period commencing after January 19, 2009, which would be on or about March 3, 2009.  To the extent that we receive a Nasdaq Staff Determination Letter, we will have 180 days in which to satisfy the minimum bid price requirements; however, given the suspension of enforcement of the minimum bid price rule, such 180 day period will not commence until after March 3, 2009, at the earliest.

If we fail to comply with the listing standards, our common stock listing may be moved, in our discretion and subject to the satisfaction of certain listing requirements, including, without limitation, the payment of a listing fee, to the Nasdaq Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network.  Moving our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Other risks relating to the ownership of our common stock

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

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

The LLC is the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, each of which is a significant holder of equity in the Company and/or the LLC. This loan agreement originally provided for up to $50.0 million of non-amortizing loans bearing an annual interest rate, payable quarterly in arrears, of 15%, with principal to become due in March 2015.  A portion of the proceeds of our initial public offering and related private placement were used to retire $30 million of these loans, and as of September 30, 2008 there remained $20 million of such loans outstanding.  The payments due under the loan agreement are secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our bank facility

Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default (after a 3-business day grace period).  As of the date of this report, the LLC did not make the required quarterly interest payment of $767,000 which was due on September 30, 2008. The Subordinated Debt lenders have requested in writing that the LLC take all necessary action to remedy the interest payment failure as soon as possible, but have not declared or otherwise provided a notice of acceleration.  Although the Subordinated Debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and limited by, the Subordination Agreement among the Subordinated Debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.  Additionally, due to the interest payment failure on September 30, 2008, the annual interest rate applicable to the Subordinated Debt automatically increased to 17% effective October 6, 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 19, 2007)

10.1	Request for Consent and Amendment dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: November 13, 2008	By: /s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: November 13, 2008	By: /s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 19, 2007)

10.1	Request for Consent and Amendment dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2008.