Form 10-K
period 2008-12-31
BioFuel Energy Corp.
filed 2009-03-30
CIK 1373670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5952523 (I.R.S. Employer Identification No.)
1600 Broadway, Suite 2200 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 640-6500
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $19,446,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	As of March 26, 2009
Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share	22,576,681 shares, net of 809,606 shares held in treasury 10,012,097 shares

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

 PART I

ITEM 1.    BUSINESS

Overview

        BioFuel Energy Corp. produces and sells ethanol and its co-products (primarily distillers grain), through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Our ultimate goal is to become a leading ethanol producer in the United States. In late June 2008, we commenced commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity, based on the maximum amount of permitted denaturant, of 115 million gallons per year ("Mmgy"). In December 2008, we achieved project completion of both of the plants. We are now focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity at the lowest possible cost per gallon.

        From inception, we have worked closely with Cargill, Inc., one of the world's leading agribusiness companies, with whom we have an extensive contractual relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill's competitive position in the area. At each location, Cargill has a strong local presence and owns adjacent grain storage facilities. Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease grain storage and handling facilities adjacent to our plants from affiliates of Cargill. We believe that our relationship with Cargill will provide us with a number of competitive advantages.

        The Company previously evaluated three similar sites and incurred site development costs for the possible construction of additional plants. During the year ended December 31, 2008, the Company decided to no longer pursue construction of these sites and therefore has written off the associated development costs.

        Our operations and cash flows are subject to fluctuations due to changes in commodity prices. We intend to use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources; and—Hedging Losses" elsewhere in this report.

        We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, (the "LLC"), which is itself a holding company and indirectly owns all of our operating assets. The Company's ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

Restructuring Strategy

        As disclosed elsewhere in this Annual Report, we incurred a loss before minority interest of $84.1 million in 2008, primarily due to hedging losses on corn contracts and significant costs associated with the start up and operation of our plants. We continue to suffer operating losses in 2009 resulting from poor operating margins due to the relative prices of corn and ethanol. Our liquidity position continues to decline as a result of these losses. In addition, under the terms on the Company's senior debt facility with a group of lenders financing construction of our plants, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which we would have up to 3 days to cure.

        We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues. These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. Our ability to execute our operating strategies will be dependent upon our ability to overcome our lack of liquidity. If we are unable to reach an agreement with our lenders to restructure our debt or are unable to raise additional capital, or are otherwise unable to generate sufficient liquidity from our operations to satisfy our debt obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern. This in turn could potentially force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Going Concern" elsewhere in this Annual Report.

Our relationship with Cargill

        We have entered into a number of long-term contracts with Cargill, which will provide us access to corn supply, an extensive logistics and transportation network and an experienced marketer of ethanol and distillers grain. We also have the opportunity to utilize Cargill's risk management services. Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Pursuant to 10-year ethanol marketing agreements and 10-year distillers grain marketing agreements, Cargill has agreed to market 100% of the ethanol and distillers grain produced at our Wood River and Fairmont facilities and, under 20-year corn supply agreements, has agreed to supply 100% of our corn for these facilities. In addition, Cargill, through an equity investment, owns approximately 5% of our company. We believe that our relationship with Cargill will provide us with a number of competitive advantages.

        During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under these contracts. Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities. The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedge contracts. In January 2009, the LLC and Cargill entered into an agreement which finalized the payment terms for the remaining $17.4 million owed to Cargill by the LLC related to these hedging losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement" elsewhere in this Annual Report.

Corn supply

        Our ethanol facilities each require approximately 41 million bushels of corn per year in order to produce the 115 Mmgy of expected ethanol output. Under our corn supply agreements, Cargill will be the exclusive supplier of corn to our facilities for a period of 20 years, and has agreed to provide 100% of the plants' corn requirements. Under the agreements, Cargill will deliver U.S. No. 2 yellow dent corn with maximum moisture of 15.0% and meeting other certain specifications. On a daily basis, Cargill is providing bid sheets reflecting the expected price levels required to purchase corn for the upcoming delivery period at each of the plants. We pay the applicable corn futures price then in effect, less the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.045 per bushel.

        We have also entered into concurrent 20-year leases of Cargill's existing grain elevators at each of our Wood River and Fairmont sites. These elevators will provide sufficient corn storage capacity to service the plants at normal operating levels plus excess capacity to allow us to purchase corn opportunistically, for example, based on seasonality.

Sales logistics

        Both of our ethanol plants are located adjacent to a rail mainline operated by the Union Pacific Railroad. A railcar unit train loading facility capable of handling up to 110 cars has been constructed at each of the plants. A 110 car unit train will hold approximately 3.3 million gallons of ethanol, roughly equivalent to nine days of ethanol production at each of these plants. We also have storage capacity to accommodate 10 days of ethanol production and 10 days of dried distillers grain production at each of these plants. Each of our plants also has road access for loading and transportation of ethanol and distillers grain by truck, as needed.

        Under our ethanol marketing agreements and distillers grain marketing agreements with Cargill, Cargill performs a number of logistics functions relating to the ethanol and distillers grain produced at our facilities, utilizing its extensive network of rail and trucking relationships. These functions include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments. Under the ethanol marketing agreements, we are responsible for providing tank railcars to service these facilities, and under the distillers grain marketing agreements, we are responsible for providing covered hopper railcars to service these facilities. In that regard, we have entered into 10-year leases for approximately 529 tank railcars and 346 hopper railcars from Trinity Industries Leasing Company.

Marketing arrangements

Ethanol marketing

        We expect all of our ethanol to be sold to Cargill as our third party marketer and distributor. Cargill has established relationships with many of the leading end-users of ethanol products such as major oil companies and refiners, as well as independent jobbers, storage companies and transportation companies. Our ethanol is "pooled" into a cooperative system whereby we receive the average price of the ethanol sold for all producers in the marketing group, which includes all ethanol produced by Cargill in the United States.

        Under our existing ethanol marketing agreements with Cargill, we have agreed to sell to Cargill, and Cargill has agreed to purchase from us, 100% of the fuel grade ethanol produced at our two facilities, including as a result of any expansion of these facilities, for a period of 10 years. Except in the case of certain force majeure events, Cargill will be the exclusive marketer of the ethanol produced at these facilities. We have agreed to pay Cargill a commission for its ethanol marketing. Cargill markets and distributes our ethanol pursuant to a common marketing pool program, under which Cargill currently markets its own ethanol and ethanol for third parties. Each participant in the pool receives the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges are divided among pool participants based upon each participant's ethanol volume in the pool rather than the location of the plant or the delivery point of the customer.

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

Distillers grain marketing

        We expect all of our distillers grain to be sold to Cargill as our third party marketer and distributor. Our dried distillers grain is primarily marketed nationally to agricultural customers for use as an animal feed ingredient. Due to its limited shelf life and high freight costs, our wet distillers grain is sold to local agricultural customers for use as an animal feed ingredient. Under our existing distillers grain marketing agreements with Cargill, we have agreed to sell to Cargill, and Cargill has agreed to purchase from us, all of the distillers grain produced at our two facilities for a period of 10 years. Except in the case of certain force majeure events, Cargill will be the exclusive marketer of the distillers grain produced at these facilities. We have agreed to pay Cargill a commission for its distillers grain marketing.

Other agreements with Cargill

        In addition to the agreements described above, our relationships with Cargill with respect to our ethanol facilities are each governed by a master agreement. Each of these master agreements provides certain terms and conditions that apply to all of our agreements with Cargill with respect to the relevant plant. The master agreements contain a right of first negotiation in favor of Cargill in the event we subsequently acquire or construct additional ethanol facilities. Under this right, Cargill and we have agreed to negotiate in good faith for Cargill to provide all of the commercial arrangements covered by the agreements described below with respect to any additional facilities. The master agreements allow for payments due and owing to each party under all of our agreements with Cargill to be netted and offset by the parties. There are currently no plans to net or offset such amounts. We have also entered into grain facility leases and corn advisory agreements with respect to each of our facilities, and an additional agreement with Cargill regarding certain ownership matters.

Grain facility leases

        We have leased Cargill's grain facilities located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under each of these leases, which have an initial term of twenty years, the annual rental amount is $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively, and increase annually based on the percentage change in the Consumer Price Index. Under the lease agreements, we are responsible for the maintenance and repair of the premises. We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

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

Delta-T technology licenses

        Each of our two facilities was constructed by TIC Wyoming, an industrial general contracting firm, under engineering, construction and procurement (EPC) contracts, utilizing an operations and process technology licensed from its joint venture Delta-T Corporation, an engineering and design firm. In connection with each of the EPC contracts, Delta-T granted to us limited licenses to use Delta-T's proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our facilities up to the designed limits. Consideration for the licenses was included as part of the payments under the EPC contracts.

Industry

        Ethanol is a clean burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. In the United States, ethanol is produced primarily from corn. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. The Renewable Fuel Standard, or RFS, mandates that renewable biofuels comprise a minimum of 10.5 billion gallons of the U.S. fuel supply in 2009 rising to 15 billion gallons in 2015. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol's clean burning characteristics. Ethanol comprises up to 85% of E85 fuel. E85 fuel currently represents a relatively small portion of the U.S. gasoline supply. Approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

        We believe the ethanol market will continue to grow as a result of a shortage of domestic petroleum refining capacity, federally mandated renewable fuel usage, favorable tax treatment, ethanol's clean burning characteristics and geopolitical and environmental concerns with petroleum based fuels. Reasons for continued growth prospects in the ethanol market include:

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

Legislative and government policy support

        The Energy Policy Act of 2005, or the 2005 Act, established the initial RFS, which is a minimum standard for use of renewable fuels by refiners, importers and certain blender's of gasoline sold in the United States. The original RFS mandated minimum annual use of 7.5 billion gallons per year of renewable fuels in the United States by 2012, including a mandate of 5.4 billion gallons in 2008.

        The Energy Independence and Security Act of 2007, or the 2007 Act, increased the original RFS mandate to require 15.2 billion gallons per year by 2012, increasing to 36 billion gallons of renewable fuels per year by 2022. The new target is expected to be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and "advanced biofuels," such as cellulosic ethanol and biomass based diesel.

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

        As it provides for mandatory minimums, the RFS sets a floor on the amount of ethanol to be consumed. According to the Renewable Fuels Association ("RFA"), industry capacity in the United States was approximately 12.4 billion gallons per year as of January 2009, with an additional 2.1 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 193 production facilities as of January 2009 with 25 facilities under construction or expansion, and is primarily corn-based. The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels:

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

Favorable tax treatment

        Refiners and blenders that blend ethanol with gasoline can also take advantage of Volumetric Ethanol Excise Tax Credits, or VEETC (commonly referred to as the "blender's credit"), that entitles them to a credit of $0.45 a gallon of ethanol—or $0.045 a gallon of gasoline for a 10% ethanol blend against the excise tax they pay on gasoline. We believe the VEETC will enable ethanol to continue to comprise a significant portion of the U.S. fuel supply. The blender's credit is scheduled to expire on December 31, 2011, unless it is extended by Congress. The benefit of the blenders' tax credit can be captured by refiners or passed on to consumers.

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

Geopolitical concerns

        The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. Fears of terrorist attacks have added a "risk premium" to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices have ranged dramatically in recent years, particularly in the summer and fall of 2008. As a domestic, renewable source of energy, ethanol can help to reduce the United States' dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil.

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

        Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, while domestic ethanol production increased from 1.3 billion gallons in 1997 to 9.2 billion gallons in 2008, the top ten producers (including the Company) accounted for approximately 48% of the industry's total estimated production capacity as of December 2008. Smaller producers and farmer-owned cooperatives, all of which have production capacities less than ours, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As of January 2009, the RFA estimates that approximately 2.1 Bgpy of additional production capacity was under construction at 25 new or existing ethanol facilities. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by 550 Mmgy, approximately 51%, by the end of 2009. As a result of this projected increase in production, the ethanol industry faces the risk of excess capacity. See "Risk Factors".

        Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities constitute the substantial majority of new ethanol production facilities constructed in the past five years because of the increased efficiencies and lower capital costs of dry-milling technology. Older dry-mill ethanol facilities typically produce between five and 50 Mmgy, with newer dry-mill facilities producing over 100 Mmgy and enjoying economies of scale in both construction and operating costs per gallon. According to the RFA, over 90% of the ethanol production capacity in 2008 was comprised of dry-mill facilities, with the remainder coming from wet-mill facilities.

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

Legislation

        In addition to the legislation described above, there have been various other legislative incentives that have spurred growth in the ethanol industry. These incentives include:

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

State legislation banning or significantly limiting the use of MTBE

        In recent years, due to environmental concerns, a number of states, including California, Connecticut and New York, have banned, or significantly limited, the use of MTBE. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to serve as a primary replacement product in the future for MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol

        In 1980, Congress imposed a tariff on foreign produced ethanol, which typically is produced at a significantly lower cost from sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire on December 31, 2010. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

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

Ethanol production process

        The dry-mill process of using corn to produce ethanol and co-products that we use at our plants is described below.

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

Step three: distillation and molecular sieve

        After batch fermentation is complete, the fermented mash, now called "beer", is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 96%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then denatured (rendered unfit for human consumption) by mixing with approximately 5% unleaded gasoline to prepare it for sale.

Step four: liquid—solid separation system

        The residue corn mash from the distillation stripper, called "stillage", is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is then pumped from the centrifuges back to mashing or to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuges, known as "wet cake", are conveyed to the wet cake storage pad or the gas-fired dryer for removal of residual water. Syrup is added to the wet cake. The result is wet distillers grain with solubles. The wet distillers grain can then be placed into a dryer, where moisture is removed. The end result of the process is dried distillers grain.

Step five: product storage

        Storage tanks hold the denatured ethanol product prior to being transferred to loading facilities for truck and rail car transportation. Our plants each have approximately 3.1 million gallons of ethanol tank storage capacity, which will accommodate nine days of ethanol production per plant.

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

        Carbon dioxide.    Carbon dioxide, or CO2, is also a by-product of our dry-mill ethanol production process. We do not currently market our CO2. Currently, we scrub the CO2 during the production process and release it to the atmosphere, as allowed under the air permits obtained for each of our facilities. However, our ability to release the CO2 into the atmosphere may be limited by laws or regulations in the future and any controls on CO2 emissions could result in additional costs. In the future, we also may explore the possibility of collecting and disposing of or marketing the CO2.

Competition

        The markets where our ethanol is sold are highly competitive. According to the RFA, industry capacity in the United States was approximately 12.4 billion gallons per year as of January 2009, with an additional 2.1 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 193 production facilities as of January 2009 with 20 new facilities under construction, and is primarily corn-based.

        We compete with three very large ethanol producers (Archer Daniels Midland Company, Poet, and VeraSun Energy Corporation) that together controlled 33% of the ethanol produced in the United States as of the end of 2008.

Company	Producing Capacity Mmgy
Archer Daniels	1,070
Poet	1,419
VeraSun(1)	1,635

Total	4,124
Market share of U.S. production capacity	33%

    Source: Renewable Fuels Association, February 2009 report

    (1)
    In November, 2008, VeraSun filed for relief from creditors under Chapter 11 of the U.S. Bankruptcy Code. According to the RFA, as of February 2009 VeraSun had idled all but 450 Mmgy of its capacity.

        In November, 2008, VeraSun Energy Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. VeraSun subsequently announced that seven of its ethanol plants were in the process of being sold to Valero Energy, a producer and retailer of gasoline, as a result of an auction process conducted under the auspices of the bankruptcy court. Its remaining plants were sold in the auction to various secured lenders and, as of the date of this filing, it was unclear which, if any, of these VeraSun plants could be expected to continue operation. During 2008 and early 2009, a variety of smaller ethanol producers likewise filed for protection under Chapter 11 or comparable state law. While it is too soon to estimate what effect, if any, these events may have on our business or competitive prospects, if a sufficient number of competitors cease operations it could reduce industry capacity overall and provide us with a competitive advantage. However, it is also possible that one or more of our competitors may emerge from bankruptcy with improved capital structures, or without significant debt service obligations, which could have the effect of placing us at a competitive disadvantage. We also compete with other large ethanol producers such as Aventine Renewable Energy, Inc., Abengoa Bioenergy Corporation and Hawkeye Holdings Inc. A number of our competitors have substantially greater financial and other resources than we do. The remainder of the industry is highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. Through our ethanol marketing agreements with Cargill, we compete with our competitors on a national basis.

        Ethanol is a commodity and as such is priced on a very competitive basis. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold. We try to differentiate ourselves from our competition through continuous focus on cost control and production efficiency and by utilization of Cargill's expertise in ethanol marketing and corn supply. We constructed our ethanol facilities with a focus on minimizing cost inputs such as corn, natural gas and transportation. We have chosen the sites for our Wood River and Fairmont plants in part because of their access to significant local corn production, their proximity to competitive natural gas supplies and their access to transportation infrastructure, the costs of each we expect to keep lower than industry averages. We also expect to promote a company-wide culture of continuous improvement, cost control and efficiency regardless of the economic cycle. We strive to be one of the lowest cost ethanol producers in the industry through the application of the latest technology, strict attention to cost efficiencies and, where appropriate, long-term contracts for the supply of inputs such as corn and natural gas.

        With respect to distillers grain, we compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and, especially, product quality. We try to differentiate ourselves from our competition through high product quality, strategic plant locations and access to Cargill's expertise in feed merchandising.

Environmental matters

        We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

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

        In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we would be required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters. Although emissions from our plants are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

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

Employees

        As of March 12, 2009, we had 147 full-time employees and 4 part-time employees, who are responsible for our management and development and the operation of the Wood River and Fairmont plants. None of these employees is subject to a collective bargaining agreement.

Organizational structure

Company history

        Bio Fuel Solutions Colorado was formed in January 2005, and throughout 2005 and early 2006, worked to develop plans for the Wood River and Fairmont plants. BioFuel Solutions Delaware was formed in 2005 and held a minority interest in Bio Fuel Solutions Colorado until October 2005 when the remaining interest of Bio Fuel Solutions Colorado was acquired by BioFuel Solutions Delaware. In January 2006, BioFuel Energy, LLC was founded to take over development and construction of the plants from Biofuel Solutions Delaware. BioFuel Energy Corp. was formed as a Delaware corporation in April 2006 as a holding company. In September 2006, BioFuel Solutions Delaware was contributed to the LLC and BioFuel Solutions Delaware was dissolved.

        In August 2006, we began construction of our Wood River plant and, in October 2006, we began construction of our Fairmont plant. In June 2008, both plants began commercial operation and in August 2008 achieved the provisional acceptance construction milestone. Both plants achieved project completion in December 2008.

        In June 2007, we completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to our three largest pre-existing shareholders at a gross per share price of $10.50 (the "offering"), resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to us. In total, we received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering were transferred to the LLC as contributed capital subsequent to the offering. With these proceeds, we retired $30.0 million of our subordinated debt, leaving $20.0 million outstanding.

        At December 31, 2008, we owned 69.1% of the LLC units with the remaining 30.9% owned by the historical equity investors of the LLC. There were 23,318,636 shares of our common stock and 10,082,248 shares of our Class B common stock issued and outstanding as of December 31, 2008. The Class B common shares are held by the historical equity investors of the LLC, who also hold 10,082,248 membership interests in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of our common stock on a one-for-one basis. The membership interests held by historical equity investors of the LLC are recorded as minority interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. The Class B common stock will be retired upon exchange of the related membership interests.

Incorporation of BioFuel Energy Corp.

        BioFuel Energy Corp. was incorporated as a Delaware corporation in April 2006. BioFuel Energy Corp. has not engaged in any business or other activities except in connection with its formation and its holding of interests in the LLC. The certificate of incorporation of BioFuel Energy Corp.:

  •
  authorizes two classes of common stock, common stock and Class B common stock. The Class B common stock, shares of which will be held only by historical equity investors of the Operating Company (other than BioFuel Energy Corp.), provides its holders with no economic rights but entitles each holder to a number of votes equal to the number of Class B common shares held; and

  •
  entitles the historical equity investors of the LLC (other than BioFuel Energy Corp.) to exchange their Class B common stock along with their membership interests for shares of common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications. If a holder of Class B common stock exchanges any membership interests in the LLC for shares of common stock, the shares of Class B common stock held by such holder and attributable to the exchanged LLC membership interests will automatically be transferred to BioFuel Energy Corp. and be retired.

Holding company structure

        BioFuel Energy Corp. is a holding company and its sole asset is a 69.1% equity interest in the LLC. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. BioFuel Energy Corp. consolidates the financial results of the LLC and its subsidiaries. The ownership interest of the historical LLC equity investors in the LLC is reflected as a minority interest in BioFuel Energy Corp.'s consolidated financial statements.

        Pursuant to the amended limited liability company agreement of the LLC, BioFuel Energy Corp. has the right to determine when distributions will be made to the members of the LLC and the amounts of any such distributions. If BioFuel Energy Corp. authorizes a distribution, such distribution will be made to the members of the LLC (1) in the case of a tax distribution (as described below), to the holders of membership interests in proportion to the amount of taxable income of the LLC allocated to such holder and (2) in the case of other distributions, pro rata in accordance with the percentages of their respective membership interests.

        The holders of membership interests in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership interests. Because BioFuel Energy Corp. owns approximately 69.1% of the total membership interests in the LLC, BioFuel Energy Corp. will generally be allocated approximately 69.1% of the net profits and net losses of the LLC. The remaining net profits and net losses will generally be allocated to the other historical equity investors of the LLC. These percentages are subject to change, including upon an exchange of membership interests for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership interests of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership interests for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership interests multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

        BioFuel Energy Corp. does not intend to pay any dividends on its common stock. If, however, BioFuel Energy Corp. declares dividends on its common stock, the LLC will make distributions to BioFuel Energy Corp. in order to fund any dividends. If BioFuel Energy Corp. declares dividends, the historical LLC equity investors will be entitled to receive equivalent distributions pro rata based on their membership interests in the LLC.

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

        We are a relatively new company with very limited operating results to date, and therefore you do not have a sufficient operating history upon which you can evaluate our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand and other factors may change significantly over a short period.

        Some of these risks relate to our potential inability to:

  •
  operate our plants as planned or as they were designed;

  •
  continue significant operations, particularly in light of contracting margins due to commodities prices;

  •
  successfully manage our considerable leverage and service the significant amount of debt we have incurred;

  •
  retain key personnel, including plant managers;

  •
  effectively manage our business and operations;

  •
  successfully execute our planned operational efficiency initiatives in order to establish and maintain our intended low-cost structure;

  •
  predict the extent to which our operations may adversely impact the local price of our primary production inputs and our primary products;

  •
  manage rapid changes in commodities markets, either through hedging or marketing activities; and

  •
  successfully address the other risks described throughout this Form 10-K.

        If we cannot successfully manage these risks, our business and results of operations and financial condition will suffer.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

        In connection with its year-end audit of our annual financial statements, our independent auditor assesses whether a statement should be included in its audit report regarding the existence of substantial doubt related to our ability to continue as a going concern. Our auditors have issued an opinion on our consolidated financial statements for the fiscal year ended December 31, 2008, which is included with this Annual Report, that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the factors discussed in Note 1 to the consolidated financial statements raise substantial doubt about our ability to continue as a going concern. This is due mainly to the losses we have incurred to date and the contracting margins we have experienced as the price of a gallon of ethanol has declined relative to the cost of the corresponding amount of corn required to produce it (known as the "crush spread"). This has adversely affected our results of operations and caused our operating cash flow to decrease below the amount needed to service our debt on a sustained basis.

        We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues. These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity.

        In the event that our margins do not improve, or we are unable to raise additional capital, or we are otherwise unable to generate sufficient cash flow from operations, we may not be able to pay principal or interest on our debt. This would result in an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to curtail operations or cease operating altogether, and may result in our inability to continue as a going concern and could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code. Our liquidity and ability to continue as a going concern could also be impacted by any number of other unforeseen material adverse developments in the commodities markets or our operations.

We may encounter unanticipated difficulties in operating our plants, which could reduce sales and cause us to incur substantial losses.

        Our revenues are derived from the sale of ethanol and distillers grain that we produce at our facilities. TIC Wyoming, a subsidiary of TIC, constructed our Wood River and Fairmont plants and had not previously constructed an entire ethanol plant of the size and type such as ours. In addition, the Delta-T technology utilized at our plants is currently in use only in a small number of ethanol plants, mostly with smaller capacities than ours. We are aware of certain plant design issues that may impede the reliable operation of the plants and continuous operations. We are in the process of addressing these and a variety of other reliability issues at our plants, but we have no assurance that our initiatives will be successful or can be implemented in a timely fashion or without an extended period of interruption to operations. Further, we are also responsible for the maintenance of certain infrastructure outside of the Wood River and Fairmont plants, such as a rail loop and rail connections, natural gas interconnect pipelines and grain elevator improvements. As a result, we may encounter unanticipated difficulties and the operation of our plants may be more costly or inefficient than we anticipate. We may be entitled to seek damages from TIC for warranty claims under our engineering, procurement and construction, or EPC, contracts if we encounter unanticipated difficulties in operating our plants due to deficiencies in design, construction or materials, but our ability to seek damages may be limited. In any event, we would not be able to recover lost sales or lost profits that might result from any defect in the design or construction of our plants.

        We may also encounter other factors that could prevent us from conducting operations as expected, resulting in decreased capacity or interruptions in production, including shortages of workers or materials, design issues relating to improvements, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol in general or our plants in particular. Furthermore, local water, electricity and gas utilities may not be able to reliably supply the resources that our facilities will need or may not be able to supply them on acceptable terms. Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions, unscheduled downtime or other operational hazards inherent in our industry. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all. Any cessation of operations due to any of the above factors would cause our sales to decrease significantly, which would have a material adverse effect on our results of operation and financial condition.

Crush spreads have narrowed, and may decline further, making profitable operation of our plants difficult or impossible.

        Our gross profit depends principally on our "crush spread", which is the difference between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol. Using our dry-mill technology, we expect each bushel of corn to produce approximately 2.7 gallons of fuel grade ethanol. From 2007 through 2008, this spread has fluctuated widely, as average U.S. ethanol rack prices, reported by Bloomberg, have ranged from $1.69 to $3.08 per gallon, and Chicago No. 2 yellow corn spot prices, reported by Bloomberg, have ranged from $2.68 to $7.15 per bushel. As of March 16, 2009, based on these same sources, the ethanol rack price was $1.88 per gallon, the spot price of corn was $3.76 per bushel. Based on the two year average price of a bushel of corn of $4.10, the cost of corn per gallon of ethanol would be approximately $1.52 (.37 bushels per gallon × $4.10). As such, the "crush spread" would have been $.75 per gallon based on the 2007 to 2008 average ethanol price of $2.27 per gallon.

        Recent price volatility in the commodities markets, primarily in the prices of ethanol and corn, have greatly diminished or, in some instances eliminated, our daily gross operating margins at the plant level. During the first two months of 2009, the crush spread, based on Bloomberg prices, has ranged from approximately $0.44 per gallon to $0.71 per gallon. These fluctuations affect our results of operations and can cause our operating cash flow to decrease below the amount needed to service our debt on a sustained basis. In the event our margins do not improve, we may not be able to pay principal or interest on our debt, which may lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to curtail operations or cease operating altogether. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge and also causing the consequences described above to occur sooner.

Our significant hedging losses in 2008 have resulted in decreased liquidity.

        During the year ended December 31, 2008, the LLC recorded a $39.9 million loss from hedging. All of the hedge contracts that caused this loss were entered into with Cargill, which conducts all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Hedging Losses" elsewhere in this report. On January 16, 2009, the Company announced that it had finalized an agreement with Cargill resolving matters related to these unpaid losses. Following a $3.0 million payment in early December, the remaining balance due Cargill totaled $11.4 million and interest began accruing at a 5% annual rate, with future payments to Cargill being contingent on available cash flow, as defined in the agreement. Although this agreement resolved the immediate issues between the parties, it will have the likely effect of limiting the ways in which the Company can use certain future cash flows that might otherwise have become available for other purposes, including pursuit of business opportunities, plant expansion or acquisitions.

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

        During the year ended December 31, 2008, the LLC recorded a $39.9 million loss from hedging. All of the hedge contracts that caused this loss were entered into with Cargill, which conducts all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Hedging Losses" elsewhere in this report.

        The Company has adopted a risk management policy which is intended to provide additional, formal oversight over the hedging activities of the LLC and the Operating Subsidiaries of the LLC. There can be no assurances, however, that this policy will prevent or mitigate future hedging losses.

We have incurred a significant amount of indebtedness to construct our facilities and to operate our business, virtually all of which is secured by our assets.

        We expect to borrow a total of approximately $230 million of bank debt in order to finance the construction, operations and financing costs of our two facilities, of which $198.2 million, including $17 million for working capital, was borrowed as of December 31, 2008. In addition, we have incurred

$20 million in subordinated debt, $14.4 million in Cargill debt, $6.0 million of tax increment financing, and $4.8 million in other notes payable and capital leases. We may also borrow additional amounts in order to provide additional working capital or to finance capital improvements or other operational requirements.

Our substantial indebtedness could have important consequences by adversely affecting our financial position.

        Our substantial indebtedness could:

  •
  require us to dedicate all of our cash flow from operations (after the payment of operating expenses) to payments with respect to our indebtedness, thereby reducing the availability of our cash flow for working capital, capital expenditures and other general corporate expenditures;

  •
  restrict our ability to take advantage of strategic opportunities;

  •
  limit our flexibility in planning for, or reacting to, competition or changes in our business or industry;

  •
  limit our ability to borrow additional funds;

  •
  increase our vulnerability to adverse general economic or industry conditions;

  •
  restrict us from expanding our current facilities, building new facilities or exploring business opportunities; and

  •
  place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

        Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to our crush spread as well as general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. During our limited period of operations we have been unable to generate positive cash flow. If this continues, we may not be able to generate enough cash flow from operations or obtain enough capital to service our debt, finance our business operations or fund our planned capital expenditures. If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.

We are subject to risks associated with our existing debt arrangements.

        Our bank facility.    The Operating Subsidiaries of the LLC that own and operate our Wood River and Fairmont plants have entered into a bank facility with a group of financial institutions that is secured by substantially all of those subsidiaries' assets. Although we have completed significant borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing. In addition, our bank agreement contains standard clauses regarding occurrence of a "material adverse effect," which is defined very broadly and in such fashion as to be subjective. In the event our banks should determine that a "material adverse effect" has occurred, they could declare us in default and accelerate payment of all principal and interest due, or prevent us from borrowing additional funds under the bank facility.

        The terms of the bank facility include customary events of default and covenants that limit the applicable subsidiaries from taking certain actions without obtaining the consent of the lenders. In particular, our bank facility places significant restrictions on the ability of those subsidiaries to distribute cash to the LLC, which limits our ability to use cash generated by those subsidiaries for other purposes. In addition, the bank facility restricts those subsidiaries' ability to incur additional indebtedness. Under our bank facility, if Cargill, or as long as any warranty obligations remain outstanding under our Wood River or Fairmont EPC contracts, TIC or Delta-T admits in writing its inability to, or is generally unable to, pay its debts as such debts become due, we will be deemed to be in default. In addition, should the Company, or any of its subsidiaries that are borrowers under the bank facility, admit in writing its inability to, or is generally unable to, pay its debts as such debts become due, we will be deemed to be in default.

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

        Our subordinated debt agreement.    The LLC has entered into a subordinated debt agreement with entities affiliated with Greenlight Capital,  Inc. and entities and individuals affiliated with Third Point LLC. Subordinated borrowings are secured by the subsidiary equity interests owned by the LLC. A default under our bank facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

        During the third and fourth quarters of 2008, the LLC did not make the quarterly interest payments that were due on the last day of each quarter, which upon written notice to the LLC would constitute an event of default under the subordinated debt agreement. On January 16, 2009, the Company announced that it had entered into an agreement with the subordinated debt lenders, whereby future payments to the lenders will be contingent on available cash flow, as defined. As part of the agreement, the subordinated debt holders received an immediate $2.0 million cash payment, which paid $767,000 of accrued interest due September 30, 2008 and reduced the principal balance by $1,233,000. Effective December 1, 2008, interest on the subordinated debt began to accrue at a 5% annual rate, compared to the previous rate of 15%, which rate will continue to apply until certain payment obligations have been met under an agreement simultaneously entered into with Cargill. Although this agreement prevented the occurrence of an event of default under the subordinated debt agreement and resolved the immediate issues among the parties, it will have the likely effect of limiting the ways in which the Company can use certain future cash flows that might otherwise have become available for other purposes, including pursuit of business opportunities, plant expansion or acquisitions.

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

        We anticipate that the expansion of the ethanol industry will lead to significantly greater demand for corn. Cargill, which supplies corn for our plants, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. One of our competitors has constructed a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn increased significantly over historical levels in late 2006, through 2007 and into the third quarter of 2008. This increase in corn prices was attributed in part to the anticipated demand from new ethanol production plants under construction or development. Although corn prices declined rapidly in the later part of 2008, and have since fluctuated in a range closer to historical levels, we cannot assure you that the price of corn will not rise significantly in the future, which could adversely affect our results of operations.

Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grain could adversely affect our business.

        According to the Renewable Fuels Associate (RFA), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 12.4 Bgpy at the end of 2008. The RFA estimates that, as of December 31, 2008, approximately 2.1 Bgpy of additional production capacity, an increase of approximately 17% over current production levels, is under construction at 25 new and existing facilities. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by 550 Mmgy, or approximately 51% by the end of 2009. As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs). If there is excess capacity in our industry, this could result in a reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs, which could result in an impairment charge and could have an adverse effect on our results of operations, cash flows and financial condition. If such circumstances were to arise, it would be extremely unlikely that the potential sale of one or more plants would be worth pursuing at that time.

        Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of a decrease in general economic conditions, as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. There is emerging evidence that reduced gasoline consumption has occurred recently in the United States, as the economy has experienced a recession.

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

        Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire and retain qualified managers, engineers and operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry can be intense. Although we have hired substantially all of the personnel necessary to operate our plants, we may not be able to maintain or retain qualified personnel. If we are unable to hire and maintain or retain productive and competent personnel, our strategy may be adversely affected and we may not be able to efficiently operate our ethanol plants as planned.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

        We are dependent upon the diligence and skill of our senior management team for implementation of our proposed strategy and execution of our business plan, and our future success depends to a significant extent on the continued service and coordination of our senior management team. We do not have employment agreements with any of our officers or key employees, other than Mr. Pearce and Mr. Simon. We do not maintain "key person" life insurance for any of our officers or other employees. The loss of any of our officers could delay or prevent the achievement of our business objectives.

We are dependent on our commercial relationship with Cargill and subject to various risks associated with this relationship.

        Our operating results may suffer if Cargill does not perform its obligations under our contracts.    We have entered into an extensive commercial relationship with Cargill and will be dependent on Cargill for the success of our business. This relationship includes long-term marketing agreements with Cargill, under which Cargill has agreed to market and distribute 100% of the ethanol and distillers grain produced at our Wood River and Fairmont production plants. We have also entered into corn supply agreements with Cargill, under which Cargill will supply 100% of the corn for our Wood River and Fairmont plants. The success of our business will depend on Cargill's ability to provide our production plants with the required corn supply in a cost-effective manner and to market and distribute our products successfully. If Cargill defaults on payments owed to us, fails to perform any of its responsibilities or does not perform its responsibilities as effectively as we expect them to under our agreements, our results of operations will be adversely affected.

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

        We will be subject to certain risks associated with Cargill's ethanol marketing pool.    Under the terms of our ethanol marketing agreements, Cargill may place our ethanol in a common marketing pool with ethanol produced by Cargill and certain other third party producers. Each participant in the pool will receive the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges will be divided among pool participants based solely upon each participant's ethanol volume in the pool. As a result, we may be responsible for higher freight and other costs than we would be if we did not participate in the marketing pool, depending on the freight and other costs attributable to the other marketing pool members. In addition, we may become committed to sell ethanol at a fixed price in the future under the marketing pool, exposing us to the risk of increased corn prices if we are unable to hedge such sales. We have the right to opt out of the ethanol marketing pool for any contract year by giving Cargill a six-month advance notice. However, we may be required to participate in the pool for an additional 18 months if Cargill has contractually committed to sell ethanol based on our continued participation in the pool.

        We are subject to certain risks associated with our corn supply agreements with Cargill.    We have agreed to purchase our required corn supply for our Wood River and Fairmont plants exclusively from Cargill and will pay Cargill a per bushel fee for all corn Cargill sells to us. We cannot assure you that the prices we will pay for corn under our corn supply agreements with Cargill, together with the fee we have agreed to pay to Cargill, will be lower than the prices we could pay or that our competitors will be paying for corn from other sources.

        Our interests may conflict with the interests of Cargill.    According to the RFA, as of February 2009, Cargill has two of its own plants which were producing approximately 120 Mmgy. In addition, we understand that Cargill may market ethanol for other third parties under the marketing pool arrangements described above. We cannot assure you that Cargill will not favor its own interests or those of other parties over our interests. Under our marketing agreements with Cargill, other than our right to terminate to the extent such conflict results in material quantifiable pecuniary loss, we have waived any claim of conflict of interest against Cargill for failure to use commercially reasonable efforts to maximize our returns to the extent such claims relate to an alleged conflict of interest or alleged preference to third parties for which Cargill provides marketing services. If we elected to terminate the marketing agreements in these circumstances, we would need to enter into replacement marketing arrangements with another party, which may not be possible at all or on terms as favorable as our current agreements with Cargill. To the extent a conflict of interest does not result in material quantifiable pecuniary loss, we would be without recourse against Cargill.

New, more energy-efficient technologies for producing ethanol could displace corn-based ethanol and materially harm our results of operations and financial condition.

        The development and implementation of new technologies may impact our business significantly. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulosic biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulosic biomass is generally cheaper than corn and producing ethanol from cellulosic biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be cost competitive, new technologies may develop that would allow these or other methods to become viable means of ethanol production in the future thereby displacing corn-based ethanol in whole or in part or intensifying competition in the ethanol industry. Our plants are designed to produce corn-based ethanol through a fermentation process. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, and retrofitting our plants may be very time-consuming and could require significant capital expenditures. In addition, advances in the development of alternatives to ethanol, such as alternative fuel additives, or technological advances in engine and exhaust system design performance, such as the commercialization of hydrogen fuel-cells or hybrid engines, or other factors could significantly reduce demand for or eliminate the need for ethanol. We cannot predict when new technologies may become available, the rate of acceptance of new technologies, the costs associated with new technologies or whether these other factors may harm demand for ethanol.

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

        Our results of operations will depend substantially on the prices of various commodities, particularly the prices for ethanol, corn, natural gas and unleaded gasoline. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses or impairment charges and hurt our financial condition. If a substantial imbalance occurred, we may take actions to mitigate the effect of the imbalance, such as storing our uncontracted ethanol for a period of time. These actions could involve additional costs and could have a negative impact on our operating results.

Our business is highly sensitive to corn prices, and we generally cannot pass along increases in corn prices to our customers.

        Corn is the principal raw material we use to produce ethanol and distillers grain. We expect corn costs to represent approximately 72% of our total operating expenses, assuming a corn price of $3.50 per bushel. Changes in the price of corn therefore will significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 2007 through December 2008, corn prices, based on the Chicago Board of Trade, or CBOT, daily futures data, have ranged from a low of $2.68 per bushel in December 2008 to a high of $7.15 per bushel in July 2008, with prices averaging $4.10 per bushel during this two year period. As of March 16, 2009, the CBOT spot price of corn was $3.76 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

        We rely upon third parties for our supply of natural gas, which we use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 2007 through December 2008, based on the New York Mercantile Exchange, or NYMEX, daily futures data, have ranged from a low of $5.29 per Mmbtu in September 2007 to a high of $13.31 per Mmbtu in July 2008, averaging $7.73 per Mmbtu during this two year period. As of March 16, 2009 the NYMEX spot price of natural gas was $3.77 per Mmbtu. These market conditions are often affected by factors beyond our control such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Depending upon business conditions, we anticipate using approximately 7,200,000 Mmbtu's of natural gas annually at our Wood River and Fairmont plants. Local variation in the cost or supply of natural gas at either plant may also negatively impact our operations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

We may not be able to compete effectively.

        We compete with a number of significant ethanol producers in the United States, including Archer Daniels Midland Company, VeraSun Energy Corporation, Aventine Renewable Energy, Inc., Abengoa Bioenergy Corporation, Poet, Pacific Ethanol, Inc. and Hawkeye Holdings Inc. Some of our competitors are divisions of larger enterprises and have substantially greater financial resources than we do. According to the RFA, the three largest producers (Archer Daniels Midland Company, Poet and VeraSun Energy Corporation) together control 33% of the ethanol market as of the end of 2008.

        In November, 2008, VeraSun Energy Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. VeraSun subsequently announced that seven of its ethanol plants were in the process of being sold to Valero Energy, a producer and retailer of gasoline as a result of an auction process conducted under the auspices of the bankruptcy court. In addition, VeraSun announced that its remaining plants were sold in the auction to various secured lenders and, as of the date of this filing it was unclear which, if any, of these VeraSun plants would continue in operation. During 2008 and early 2009, a variety of smaller ethanol producers likewise filed for protection under Chapter 11 or comparable state law. While it is too soon to estimate what effect, if any, these events may have on our business or competitive prospects, it is possible that one or more of our competitors may emerge from bankruptcy with improved capital structures, or without significant debt service obligations, which could have the potential effect of placing us at a competitive disadvantage.

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

        We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours. Although there is a $0.54 per gallon tariff on foreign-produced ethanol that is approximately equal to the federal blenders' credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative in order to spur economic development in Central America and the Caribbean. In addition, this tariff is currently scheduled to expire on December 31, 2010, and there can be no assurance that it will be renewed beyond that time. Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

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

  •
  growth in service stations equipped to handle ethanol fuels; and

  •
  growth in the fleet of flexible fuel vehicles capable of using E85 fuels.

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

        Our business depends on the availability of rail and road distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. It currently is impracticable to transport by pipeline fuel blends that contain ethanol, and we have limited ethanol storage capacity at our facilities. Therefore, any unexpected delay in transportation of our ethanol could result in significant disruption to our operations, possibly requiring shutting down our plant operations. We will rely upon others to maintain our rail lines from our production plants to national rail networks, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us or otherwise cause our results of operations or financial condition to suffer.

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

        Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. Generally speaking, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer and winter. Due to the blender's credit, ethanol historically has traded at a per gallon premium to gasoline, although there have been times that ethanol has traded at a discount to gasoline. This discount, or price inversion, is believed to be the result of the rapid growth in the supply of ethanol compounded by the limited infrastructure and blending capacity required for distribution. Given our limited operating history, we do not know yet how these seasonal fluctuations will affect our operating results over time.

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

        As part of our business strategy, and as market and financing conditions permit, we intend to (1) pursue acquisitions of other ethanol producers, building sites, production facilities, storage or distribution facilities and selected infrastructure and (2) seek opportunities to sell one or more plants or plant sites on a basis more favorable than we would expect to realize by holding them. Due to increased competition, however, we may not be able to secure suitable acquisition opportunities. Further, we may not be able to find a buyer or buyers for one or more of our plants or plant sites at prices that we consider attractive. In addition, the completion of any acquisition may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our operations. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity securities or debt that is convertible into equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

        The elimination of, or any significant reduction in, the blenders' credit could have a material impact on our results of operations and financial position.    The cost of production of ethanol is made significantly more competitive with that of gasoline as a result of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon of ethanol sold less tax, which amounted to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.45 per gallon in 2009 and is scheduled to expire on December 31, 2011. It is possible that the blenders' credit will not be renewed beyond 2011 or will be renewed on different terms. In addition, the blenders' credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.

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

        Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.    Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the "blender's credit" ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their gasoline. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7.0% of U.S. production per year. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development. The tariff is scheduled to expire on December 31, 2010. If it is not extended by Congress, imports of ethanol from non-exempt countries may increase. Production costs for ethanol in these countries can be significantly less than in the United States and the duty-free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol. The RFA estimates that the U.S. imported 600Mmgy of ethanol in 2008.

        The effect of the Renewable Fuel Standard, or RFS, program in the Energy Independence and Security Act signed into law in December 2007 and the Energy Policy Act signed into law in August 2005 is uncertain.    The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Independence and Security Act of 2007 and the Energy Policy Act of 2005, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels—ethanol, biodiesel or any other liquid fuel produced from biomass or biogas—to be blended with gasoline. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS and the energy bill became effective in September 2007, and the ultimate effects of these rules on the ethanol industry are uncertain. In addition, the favorable ethanol provisions in the 2007 Act and 2005 Act may be adversely affected by the enactment of additional legislation.

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

        We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. Some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns. We may not be at all times in compliance with these laws, regulations or permits or we may not have all permits required to operate our business. We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

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

        New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Environmental laws and regulations applicable to our operations now or in the future, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a negative impact on our results of operations and financial condition. For example, carbon dioxide is a co-product of the ethanol manufacturing process and may be released into the atmosphere. Emissions of carbon dioxide resulting from the manufacturing process are not currently subject to applicable permit requirements. If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations.

        The hazards and risks, such as fires, natural disasters, explosions and abnormal pressures and blowouts, associated with producing and transporting ethanol also may result in personal injury claims or damage to property and third parties. We could sustain losses for uninsurable or uninsured risks, or in amounts in excess of our insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could materially harm our results of operations and financial condition.

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

        Our common stock is currently listed on The Nasdaq Global Market under the symbol "BIOF." The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days. As such, we may receive a Nasdaq Staff Determination Letter informing us that we must regain compliance with listing requirements or face delisting. However, given the current extraordinary market conditions, on October 16, 2008, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission to implement the suspension of enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 19, 2008, Nasdaq issued a revised rule extending suspension of the rule until April 20, 2009. As a result of this suspension, even if our common stock continues to trade at a bid price below $1.00, the Company does not expect to receive a Nasdaq Staff Determination Letter prior to expiration of the thirty trading-day period commencing after April 20, 2009, which would be on or about June 2, 2009. To the extent that we receive a Nasdaq Staff Determination Letter, we will have 180 days in which to satisfy the minimum bid price requirements; however, given the suspension of enforcement of the minimum bid price rule, such 180 day period will not commence until after June 2, 2009, at the earliest.

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

        We currently have outstanding approximately 23.4 million shares of common stock and 10 million shares of Class B common stock. Of these shares, the approximately 6.0 million shares we sold in our initial public offering in June 2007 are freely tradable without restriction under the Securities Act of 1933, as amended, or the Securities Act, except for any shares purchased by one of our "affiliates" as defined in Rule 144 under the Securities Act. All of the shares outstanding other than the shares sold in the initial public offering are "restricted securities" within the meaning of Rule 144 under the Securities Act and will become eligible for sale in the public market over time under Rule 144 of the Securities Act, subject to volume limitations and other restrictions contained in Rule 144. In addition, holders of these shares will have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

The historical equity investors, including some of our officers and directors own a significant percent of our shares and will exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

        Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Accordingly, Greenlight Capital, Inc. and its affiliates, Third Point LLC and its affiliates and Cargill each control approximately 36.4%, 17.1% and 5.1% of the voting power in BioFuel Energy Corp., respectively, and our officers and Directors together control approximately 76.6% of the voting power in BioFuel Energy Corp. The shares of common stock and Class B common stock held by affiliates of Greenlight Capital, Inc. and Third Point LLC, which are controlled or represented on our board by two of our Directors, were included in the calculation of voting power attributable to our officers and Directors. The historical equity investors (including the private purchasers), acting together, could determine substantially all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock.

        We have not paid any dividends since inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the development and operation of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. In addition, our bank facility imposes restrictions on the ability of the subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

        BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership interests in the LLC. BioFuel Energy Corp. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its members in an amount sufficient to cover all applicable taxes payable, if any, by such members. Our bank facility contains negative covenants, which limit the ability of our operating subsidiaries to declare or pay dividends or distributions. To the extent that BioFuel Energy Corp. needs funds, and the LLC is restricted from making such distributions under applicable law or regulations, or is otherwise unable to provide such funds due, for example, to the restrictions in our bank facility that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We will be required to pay the historical LLC equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership interests for shares of our common stock.

        The membership interests in the LLC held by the historical LLC equity investors may in the future be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. At the current trading price, which was $0.35 as of March 6, 2009, we do not anticipate any material change in the tax basis of the LLC's assets.

        We have entered into a tax benefit sharing agreement with the historical LLC equity investors that will provide for the payment by us to the historical LLC equity investors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. The increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. As a result of the size of the increases in the tax basis of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, we expect that the payments that we may make to the historical LLC equity investors could be substantial.

        Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the historical LLC equity investors will not reimburse us for any payments that may previously have been made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to the historical LLC equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax benefit sharing agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

        Some provisions in our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our Board may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate Directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Our corporate structure, which provides our historical LLC equity investors, through the shares of Class B common stock they will hold, a number of votes equal to the number of shares of common stock issuable upon exchange of their membership interests in the LLC, may also have the effect of delaying, deferring or preventing a future takeover or change in control of our company. The existence of these provisions and this structure could also limit the price that investors may be willing to pay in the future for shares of our common stock.

If BioFuel Energy Corp. were deemed an "investment company" under the Investment Company Act of 1940 as a result of its ownership of BioFuel Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

        If BioFuel Energy Corp. were to cease participation in the management of the LLC, its interest in the LLC could be deemed an "investment security" for purposes of the Investment Company Act of 1940, or the 1940 Act. Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. BioFuel Energy Corp. has no material assets other than its equity interest in the LLC. A determination that this interest was an investment security could result in BioFuel Energy Corp. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.

        The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that BioFuel Energy Corp. will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause BioFuel Energy Corp. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among BioFuel Energy Corp., the LLC or the historical equity investors, or any combination thereof and materially adversely affect our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Facilities

Headquarters

        Our corporate headquarters are located at 1600 Broadway, Denver, Colorado, where we currently lease approximately 9,000 square feet of office space.

Production Facilities

        The table below provides an overview of our Wood River, Nebraska and Fairmont, Minnesota ethanol plants, which began operations in 2008.

	Wood River Plant	Fairmont Plant
Date operations began	June, 2008	June, 2008
Annual nameplate ethanol production capacity	115 Mmgy	115 Mmgy
Ownership	100%	100%
Production process	dry-milling	dry-milling
Primary energy source	natural gas	natural gas
Estimated distillers grain production (dry equivalents) per year	360,000 tons	360,000 tons
Transportation	Union Pacific	Union Pacific

Wood River plant

        Our Wood River production plant began operations late in the second quarter of 2008 with an initial production capacity of 115 Mmgy, and reached substantial completion in December 2008. The plant is located on an approximately 125 acre site owned by us approximately 100 miles west of Lincoln, Nebraska. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the site's lateral pipeline is provided by the Kinder Morgan Interstate Pipeline. Electricity to the site is being provided by the City of Wood River. We have drilled our own wells for water needed at the facility.

Fairmont plant

        Our Fairmont production plant began operations late in the second quarter of 2008 with an initial production capacity of 115 Mmgy, and reached substantial completion in December 2008. The plant is located on an approximately 200 acre site owned by us approximately 150 miles southwest of Minneapolis, Minnesota. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the plant's lateral pipeline is provided by the Northern Border Interstate Pipeline. Electricity to the site is being provided by Federated Rural Electric Association. Wells on the site will provide water needed at the facility.

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

Year ended, December 31, 2007	High	Low
Second Quarter (since June 14, 2007)	$10.65	$10.20
Third Quarter	$11.33	$5.47
Fourth Quarter	$7.29	$4.04

Year ended, December 31, 2008	High	Low
First Quarter	$7.31	$3.82
Second Quarter	$4.96	$2.55
Third Quarter	$2.67	$0.54
Fourth Quarter	$0.73	$0.31

        On March 26, 2009, the closing price of our common stock was $0.39. As of March 26, 2009, there were approximately 37 shareholders of record of our common stock and 17 shareholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of March 26, 2009, there were 22,576,681 common shares outstanding, net of 809,606 shares held in treasury, and 10,012,097 Class B common shares outstanding.

Repurchases of Equity Securities

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan. The repurchase of up to $7.5 million of the Company's common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 26, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the basket for future repurchases.

        The share repurchases made from inception of the buyback program through December 31, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans
10/15/07 - 10/31/07	59,442	$5.18	59,442	$7,190,000
11/01/07 - 11/30/07	152,240	$4.47	152,240	$6,504,000
12/01/07 - 12/31/07	182,364	$5.70	182,364	$5,460,000
01/01/08 - 01/31/08	58,477	$6.48	58,477	$5,079,000
02/01/08 - 02/29/08	215,359	$6.14	215,359	$3,750,000
03/01/08 - 03/31/08	46,700	$4.24	46,700	$3,551,000
04/01/08 - 04/30/08	9,359	$3.96	9,359	$3,514,000
05/01/08 - 05/31/08	41,363	$4.00	41,363	$3,347,000
06/01/08 - 06/30/08	44,302	$3.64	44,302	$3,184,000

Total	809,606	$5.30	809,606	$3,184,000

(1)
Pursuant to Repurchase Plan announced on October 15, 2007.

Dividend Policy

        We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the development and operation of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board of Directors deems relevant. In addition, our bank facility imposes restrictions on the ability of the subsidiaries that own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

        BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership interests in the LLC. We intend to cause the LLC to make distributions to BioFuel Energy Corp. in an amount sufficient to cover dividends, if any, declared by us. If the LLC makes such distributions, the historical LLC equity investors will be entitled to receive equivalent distributions from the LLC on their membership interests. To ensure that our public stockholders are treated fairly with the historical LLC equity investors, our charter requires that all distributions received from the LLC, other than distributions to cover tax obligations and other corporate expenses, will be dividended to holders of our common stock.

Equity Compensation Plans

        The information required by this item concerning equity compensation plans is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data of BioFuel Energy Corp. as of December 31, 2008 and 2007 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

        You should read the selected historical financial data in conjunction with the information included under the heading "Management's discussion and analysis of financial condition and results of operations" and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$179,867	$—
Cost of goods sold	199,163	—

Gross loss	(19,296)	—
General and administrative expenses:
Compensation expense	8,063	5,379
Other expense	8,981	3,836
Other operating expense	1,350	—

Operating loss	(37,690)	(9,215)
Other income (expense):
Interest income	1,087	1,812
Interest expense	(5,831)	—
Other non-operating expense	(1,781)	—
Loss on derivative financial instruments	(39,912)	—

Loss before income taxes and minority interest	(84,127)	(7,403)
Minority interest	43,262	4,982
Net loss	(40,865)	(2,421)
Beneficial conversion charge	—	(1,327)

Net loss to common shareholders	$(40,865)	$(3,748)

Per Share data:
Loss per share—basic and diluted	$(2.65)	$(0.35)

Basic and diluted weighted average number of common shares	15,419	10,643

	As of December 31,
	2008	2007
	(in thousands)
Balance Sheet Data
Cash and equivalents	$12,299	$55,987
Current assets	46,865	56,181
Property, plant and equipment, net	305,350	276,785
Total assets	365,724	344,099
Current liabilities	38,157	24,814
Long-term debt, net of current portion	226,351	122,440
Total liabilities	270,965	153,629
Minority Interest	14,069	68,799
Stockholders' equity	80,690	121,671
Total liabilities and stockholders' equity	365,724	344,099

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as "estimate", "plan", "project", "forecast", "intend", "expect", "is to be", "anticipate", "goal", "believe", "seek", "target" or other similar expressions. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

Overview

        BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity, based on the maximum amount of permitted denaturant, of 115 million gallons per year ("Mmgy"). During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008. From inception, we have worked closely with Cargill, Inc., one of the world's leading agribusiness companies, with whom we have an extensive contractual relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill's competitive position in the area. At each location, Cargill, has a strong local presence and owns adjacent grain storage facilities. Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease grain storage and handling facilities adjacent to our plants from affiliates of Cargill.

        The Company previously evaluated three similar sites and incurred site development costs for the possible construction of additional plants. During the year ended December 31, 2008, the Company decided to no longer pursue construction of these sites and therefore has written off the associated development costs which totaled $1,100,000.

        Our operations and cash flows are subject to fluctuations due to changes in commodity prices. We may use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources; and—Hedging Losses" elsewhere in this report.

        We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets. The Company's ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

        The Operating Subsidiaries of the LLC entered into engineering, procurement and construction ("EPC") contracts with The Industrial Company—Wyoming ("TIC") for the construction of the Wood River and Fairmont plants. Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants. The Operating Subsidiaries of the LLC entered into agreements with TIC, effective December 11, 2008, that settled various issues that had arisen between the parties under the terms of the EPC contracts during the course of constructing the plants. Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC. The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement and was paid to TIC in February 2009. At December 31, 2008, property, plant and equipment related to the EPC contracts was $248.9 million, net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements with TIC. Spending on construction of the Wood River and Fairmont plants, exclusive of corporate overhead and financing charges, is expected to total approximately $319 million, or $300 million net of liquidated damages. As of December 31, 2008 the Company estimated that an additional $5 million will be spent by the Operating Subsidiaries of the LLC on plant infrastructure and other construction requirements to permit the plants to be operated safely and reliably at their nameplate capacities.

Going Concern

        In connection with their year-end audit of our annual financial statements, our independent auditor assesses whether a statement should be included in their audit report regarding the existence of substantial doubt related to our ability to continue as a going concern. Our auditors have issued an opinion on our consolidated financial statements for the fiscal year ended December 31, 2008, which is included with this report, that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the factors discussed in Note 1 to the consolidated financial statements raise substantial doubt about our ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a loss before minority interest of $84.1 million in 2008, primarily due to hedging losses on corn contracts and significant costs associated with the start up and operation of our plants. We continue to suffer operating losses in 2009 resulting from poor operating margins due to the relative prices of corn and ethanol. The Company's liquidity position continues to decline as a result of these losses. In addition, under the terms on the Company's senior debt facility with a group of lenders financing construction of our plants, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which we would have up to 3 days to cure. We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues. These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. If the Company is unable to reach an agreement with the senior lenders, raise additional capital, or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern, and could potentially force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Revenues

        Our primary source of revenue is the sale of ethanol. The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little control. Ethanol prices are extremely volatile.

        We also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn and is sold as animal feed. The selling prices we realize for our distillers grain are largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and, based upon the amount of moisture retained in the product, can either be sold "wet" or "dry".

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

        Corn procurement fees paid to Cargill are included in our cost of goods sold. Other cost of goods sold primarily consists of our cost of chemicals and enzymes, electricity, depreciation, manufacturing overhead and rail car lease expenses.

General and administrative expenses

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

Results of operations

        The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Form 10-K.

        At December 31, 2008, the Company owned 69.1% of the LLC and the remainder was owned by our founders and original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 30.9% holders is reported as minority interest in our Consolidated Statements of Operations.

        The Company's plants located in Wood River, Nebraska and Fairmont, Minnesota, commenced start-up and began commercial operations in late June 2008. Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the year ended December 31, 2007 for comparison purposes.

        The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations (no percentages are provided for the year ended December 31, 2007 due to the Company not having any net sales during such periods):

	Year Ended December 31,
	2008		2007
	(unaudited) (dollars in thousands)
Net sales	$179,867	100.0%	$—
Cost of goods sold	199,163	110.7	—

Gross loss	(19,296)	(10.7)	—
General and administrative expenses	17,044	9.5	9,215
Other operating expense	1,350	0.8	—

Operating loss	(37,690)	(21.0)	(9,215)
Other income (expense), net	(46,437)	(25.8)	1,812

Loss before income taxes	(84,127)	(46.8)	(7,403)
Minority interest	43,262	24.1	4,982

Net loss	(40,865)	(22.7)	(2,421)
Beneficial conversion charge	—	—	(1,327)

Net loss to common shareholders	$(40,865)	(22.7)	$(3,748)

        The following table sets forth key operational data for 2008 that we believe are important indicators of our results of operations (no data exists for 2007 as the plants were not operational until June 2008):

Year Ended December 31, 2008
(unaudited)
Ethanol sold (gallons, in thousands)	82,582
Dry distillers grains sold (tons, in thousands)	170.9
Wet distillers grains sold (tons, in thousands)	185.8
Average price of ethanol sold (per gallon)	$1.85
Average price of dry distillers grains sold (per ton)	$133.68
Average price of wet distillers grains sold (per ton)	$37.21
Average corn cost (per bushel)	$4.54

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Both of the Company's plants commenced start-up and began commercial operations in late June 2008. Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the year ended December 31, 2007 for comparison purposes.

        Cost of goods sold and gross loss:    Cost of goods sold was $199,163,000 for the year ended December 31, 2008 which resulted in a gross loss of $19,296,000 for the year ended December 31, 2008. Cost of goods sold included $140,454,000 for corn, $19,767,000 for natural gas, $3,071,000 for denaturant, $5,137,000 for electricity, $10,416,000 for chemicals and enzymes, $11,729,000 for general operating expenses, and $8,589,000 for depreciation. Our cost of goods sold was higher in relation to revenues for several reasons. The cost of corn per gallon of ethanol increased at a rate greater than the price of ethanol as the crush spread narrowed. For the remaining cost of goods sold expense categories, except depreciation, our costs were higher than expected due to the delays in our plants' completion and the resulting inability to operate at capacity, which resulted in inefficiencies in all cost categories. Our plants ran at 64% and 84% of capacity for the quarters ended September 30, 2008 and December 31, 2008, respectively. We achieved 100% production capacity on a combined basis in December 2008.

        General and administrative expenses:    General and administrative expenses increased $7,829,000, or 85.0%, to $17,044,000 for the year ended December 31, 2008, compared to $9,215,000 for the year ended December 31, 2007. The increase was primarily due to an increase in compensation expense of $2,684,000 and other expense of $5,145,000. Of the $2,684,000 increase in compensation expense, $2,531,000 was attributable to plant employees who began working and training at the plants in early 2008. As the plants did not begin commercial operation until June, the plant employees compensation costs were included in general and administrative expenses until that time. Subsequent to June, the plant employees costs are now included in cost of goods sold. Of the $5,145,000 increase in other expense, $4,371,000 was attributable to expenses at the plants. As the plants did not begin commercial operation until June, all start-up costs were included in general and administrative expenses until that time. Subsequent to June, plant costs are now included in cost of goods sold. The most significant start-up costs related to rail car leases for $2,048,000 and elevator leases for $450,000.

        Other operating expense:    Other operating expense was $1,350,000 for the year ended December 31, 2008 compared to zero for the year ended December 31, 2007. The expense consisted of a $250,000 insurance claim deductible expense and a $1,100,000 write off of development costs associated with the evaluation of three additional plant sites.

        Other income (expense):    Interest income decreased $725,000, or 40.0%, to $1,087,000 for the year ended December 31, 2008, compared to $1,812,000 for the year ended December 31, 2007. The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

        Interest expense was $5,831,000 for the year ended December 31, 2008, compared to zero for the year ended December 31, 2007, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008. The amount represents four months of interest expense on such loans.

        Other non-operating expense was $1,781,000 for the year ended December 31, 2008, compared to zero for the year ended December 31, 2007. The expense consisted of a $1,879,000 loss on the sale of corn prior to operations commencing, which was offset by $98,000 of other miscellaneous income.

        Loss on derivative financial instruments was $39,912,000 for the year ended December 31, 2008, compared to zero for the year ended December 31, 2007. The increase was a result of the Company incurring losses associated with commodities hedging contracts during the third quarter of 2008. The Company was not a party to any such hedging contracts during the year ended December 31, 2007.

        Minority Interest.    Minority interest increased $38,280,000 to $43,262,000 for the year ended December 31, 2008, compared to $4,982,000 for the year ended December 31, 2007. The increase was attributable to the Company's loss before minority interest increasing from $7,403,000 for the year ended December 31, 2007 to $84,127,000 for the year ended December 31, 2008.

Liquidity and capital resources

        Our cash flows from operating, investing and financing activities during the years ended December 31, 2008 and December 31, 2007 are summarized below (in thousands):

	For the Year Ended, December 31, 2008	For the Year Ended, December 31, 2007
Cash provided by (used in):
Operating activities	$(91,063)	$(5,607)
Investing activities	(41,763)	(190,686)
Financing activities	89,138	225,041

Net increase (decrease) in cash and equivalents	$(43,688)	$28,748

        Cash used in operating activities.    Net cash used in operating activities was $91,063,000 for the year ended December 31, 2008, compared to $5,607,000 for the year ended December 31, 2007. For the year ended December 31, 2008, the amount was primarily comprised of a net loss, before minority interest, of $84,127,000, an increase in accounts receivable of $16,669,000 and an increase in inventories of $14,929,000 which were offset by an increase in hedging loss liability of $14,402,000 and noncash depreciation and amortization expense of $9,791,000. The $84,127,000 net loss, before minority interest, resulted from a $37,690,000 operating loss due to poor operating margins resulting from plant start-up coupled with the relative prices of corn and ethanol and $46,437,000 in nonoperating expenses. The nonoperating expenses were primarily comprised of $39,912,000 in losses on corn hedging contracts and $5,831,000 in interest expense. The increase in accounts receivable and inventories resulted from the Company beginning commercial operations in June 2008 thereby resulting in accounts receivable and inventory at December 31, 2008 versus having none at December 31, 2007. For the year ended December 31, 2007 the amount was primarily comprised of a net loss, before minority interest, of $7,403,000, offset by share based compensation expense of $1,370,000.

        Cash used in investing activities.    Net cash used in investing activities was $41,763,000 for the year ended December 31, 2008, compared to $190,686,000 for the year ended December 31, 2007. During both periods, the cash used was primarily for construction of the Wood River and Fairmont ethanol plants. The decrease from 2007 to 2008 was a result of the construction being at its peak in 2007 versus winding down in the middle of 2008 as the projects neared completion and began operating.

        Cash provided by financing activities.    Net cash provided by financing activities was $89,138,000 for the year ended December 31, 2008, compared to $225,041,000 for the year ended December 31, 2007. For the year ended December 31, 2008, the amount was primarily comprised of $17,000,000 of borrowings under the Company's working capital facility and $77,150,000 of proceeds under its construction loan facilities, which were partially offset by $2,276,000 in payments for treasury stock purchases. For the year ended December 31, 2007, the amount was primarily comprised of $103,581,000 of proceeds related to our initial public offering and concurrent private placement, $104,000,000 in borrowings under the Company's construction facilities, and $50,000,000 in borrowings of Subordinated Debt, which were offset by $30,000,000 of principal payments of the Subordinated Debt.

        Our principal sources of liquidity at December 31, 2008 consisted of cash and equivalents and available borrowings under our bank facilities as summarized in the following table (in thousands).

December 31, 2008
Cash and equivalents	$12,299
Working capital	8,708
Working capital loan availability	3,000
Construction loan availability	28,850

        Our principal liquidity needs are expected to be funding our operations, funding remaining construction costs, debt service requirements of our indebtedness, and general corporate purposes. Our construction loan availability will be utilized to pay construction retainage of $9.4 million (which was paid in February 2009), fund a debt service reserve of $10.8 million, and fund remaining construction costs of $5.0 million. The remaining $3.6 million can be used for general operating purposes.

Going Concern Considerations

        As shown in the accompanying consolidated financial statements, the Company incurred a loss before minority interest of $84.1 million in 2008, primarily due to hedging losses on corn contracts and significant costs associated with the start up and operation of our plants. We continue to suffer operating losses in 2009 resulting from poor operating margins due to the relative prices of corn and ethanol. The Company's liquidity position continues to decline as a result of these losses. In addition, under the terms on the Company's senior debt facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which we would have up to 3 days to cure. We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues. These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. If the Company is unable to reach an agreement with the senior lenders, raise additional capital, or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern, and could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Hedging Losses

        During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under these contracts. Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities. The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedge contracts. All of the related contracts were entered into with Cargill, which conducts all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries. As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement" elsewhere in this report.

Stock repurchase plan

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan pursuant to which the repurchase of up to $7.5 million of the Company's common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 26, 2009 the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are held as treasury stock. As of December 31, 2008, there are no plans to repurchase any more shares.

Construction

        In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants. During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008. We entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of construction. Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC. The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement, and was paid to TIC in February 2009 with borrowings under our existing bank facility. As of December 31, 2008, the Company estimated that an additional $5 million will be spent on plant infrastructure and other construction requirements to permit the plants to be operated safely and reliably at their nameplate capacities, and will be funded with borrowings under the existing bank facility. We estimate that the total project costs, exclusive of corporate overhead and financing charges, to complete these plants will be approximately $319 million.

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

        To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds of the initial public offering and the private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction of both facilities. As of December 31, 2008, we had borrowings of $181.2 million under our construction loan facility, $17.0 million under the working capital facility, and $20.5 million under our Subordinated Debt facility.

Tax and our tax benefit sharing agreement

        As a result of future exchanges of membership interests in the LLC for shares of our common stock, the tax basis of the LLC's assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership interests for shares of our common stock.

These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through December 31, 2008. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership interests in the LLC for shares of our common stock. At the current trading price, which was $.35 as of March 6, 2009, we do not anticipate any material change in the tax basis of the LLC's assets.

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

        Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical LLC equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical LLC equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical LLC equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the price of our common stock at the time of the exchange and the amount and timing of our income. As a result of the size of the potential increases of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical LLC equity investors could be substantial should our stock price appreciate prior to their exchanging their membership interests in the LLC.

Bank facility

        In September 2006, the Operating Subsidiaries of the LLC entered into a $230.0 million senior secured bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the LLC is a borrower under the bank facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

        The bank facility consists of $210.0 million of non-amortizing construction loans, which will convert into term loans amortizing in an amount equal to $3,150,000 per quarter and maturing in September 2014, if certain conditions precedent are satisfied prior to June 2009, which we expect to occur. The construction loans otherwise mature in June 2009. Once repaid, the construction loans may not be re-borrowed in whole or in part.

        The bank facility also includes working capital loans of up to $20.0 million, a portion of which is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants. Effective August 29, 2008, the Operating Subsidiaries of the LLC entered into an amendment to the bank facility which permitted them access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity. Prior to this amendment, the Operating Subsidiaries of the LLC had access to only $5 million of their working capital line and the ability to disburse their revenues only at the end of each month. The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011. As of December 31, 2008, we had borrowings of $17.0 million under the working capital loans.

        Although we have borrowed substantial amounts under the bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continued compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders.

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

        Interest rates on each of the loans under the bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas's prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at December 31, 2008 was 3.5%.

        The bank facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the construction projects, the project agreements or the budgets relating to the projects. The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are to be deposited. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

        The terms of the bank facility also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals. In addition, our bank agreement contains standard clauses regarding occurrence of a "material adverse effect," which is defined very broadly and in such fashion as to be subjective. In the event our banks should determine that a "material adverse effect" has occurred, we could be placed in default. Minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the bank facility, which we would have up to 3 days to cure. The Company is currently exploring various alternatives to address its liquidity issues however there can be no assurance that the Company will be successful in achieving its objectives. If the Company is unable to reach an agreement with the senior lenders, raise additional capital, or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern, and could potentially force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

        We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees.

        Debt issuance fees and expenses of approximately $8.5 million ($6.1 million, net of accumulated amortization) have been incurred in connection with the bank facility at December 31, 2008. These costs have been deferred and are being amortized over the term of the bank facility, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets.

        As of December 31, 2008, we had borrowed $198,150,000 under our bank facilities, and had remaining availability of $31,850,000 million which was comprised of $3,000,000 million in working capital loans and $28,850,000 in construction loans. The remaining availability on both loans is subject to certain restrictions and milestones.

Subordinated Debt agreement

        The LLC is the borrower of subordinated debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, each of which are related parties. The loan agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. Interest on the Subordinated Debt is payable quarterly in arrears at a 15.0% annual rate. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed. The subordinated debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC's subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our bank facility. The subordinated debt may be prepaid at any time in whole or in part without penalty. A default under our bank facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

        All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the initial public offering proceeds, leaving $20.0 million of subordinated debt outstanding at December 31, 2008. This resulted in accelerated amortization of deferred fees of approximately $3.1 million, which represents the fees relating to the pro rata share of the retired debt.

        The LLC did not make the scheduled quarterly interest payments which were due on September 30, 2008 and December 31, 2008. Under the terms of the subordinated debt, the failure to pay interest when due is an event of default. In January 2009, the LLC and the lenders of the subordinated debt entered into a waiver and amendment agreement to the loan agreement. Under the waiver and amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. Effective upon the $2.0 million initial payment, the subordinated debt lenders waived the defaults and any associated penalty interest relating to the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC.

        Debt issuance fees and expenses of approximately $5.5 million ($1.7 million, net of accumulated amortization) have been incurred in connection with the subordinated debt at December 31, 2008. Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

Cargill debt agreement

        In January 2009, the LLC and Cargill entered into an agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008. The agreement with Cargill required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the agreement. Cargill will forgive, on a dollar for dollar basis a further $2.8 million as it receives the next $2.8 million of principal payments. The Cargill debt is being accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As the future cash payments specified by the terms exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded. As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain contingency should be recorded.

Capital lease

        The LLC, through its subsidiary that constructed the Fairmont plant, entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant. The LLC is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements. The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

Notes payable

        Notes payable relate to certain financing agreements in place at each of our sites. The subsidiaries of the LLC that constructed the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

Tax increment financing

        In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds have been recorded as a liability and will be reduced as the LLC remits property taxes to the City of Wood River beginning in 2008 and continuing for approximately 13 years. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

        On June 15, 2008, and again on December 15, 2008 the first two principal payments on the note were made. Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the LLC was required to pay $760,000 as a portion of the note payments.

Letters of credit

        The Company had obtained four letters of credit, for a total of approximately $4.0 million outstanding, as of December 31, 2008. These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

Off-balance sheet arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of critical accounting policies and significant estimates

        The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

        The accounting estimates and assumptions discussed in this section are those that we believe involve significant judgments and the most uncertainty. Changes in these estimates or assumptions could materially affect our financial position and results of operations and are therefore important to an understanding of our consolidated financial statements.

Recoverability of property, plant and equipment

        We have made a significant investment in property, plant and equipment. Construction of our two ethanol facilities located in Wood River and Fairmont has been completed. We evaluate the recoverability of fixed assets whenever events or changes in circumstances indicate that the carrying value of our property, plant and equipment may not be recoverable.

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

        Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2008, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1 to the consolidated financial statements. We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144. For purposes of testing impairment of its long-lived assets at December 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The estimated undiscounted cash flows were dependent on a number of critical management assumptions, including estimates of future capacity, crush spread, corn, and natural gas prices and other inputs, operating costs and other relevant assumptions.

        As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded. However, in the event that high corn prices relative to low ethanol prices (e.g., a reduced "crush spread") persist for an extended period, the Company may be required to record an impairment in the future.

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

Recent accounting pronouncements

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or ("SFAS 141R.") SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141. However, SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method) to both identify the acquirer for every business combination and recognize intangible assets acquired separately from goodwill, based on the contractual-legal and separability criteria. SFAS 141R will be effective for the Company on January 1, 2009. The effect of adopting SFAS 141R will depend on the terms and timing of future acquisitions, if any.

        In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 replaces the minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at December 31, 2008 the Company had $14.1 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders' equity. Under SFAS 160, the amount of net income attributable to the Company and to the noncontrolling interest will be identified on the Statements of Operations. Future exchanges of LLC units for Company common stock will be accounted for in accordance with SFAS 160 as equity transactions, with any difference between the fair value of the Company's common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

        Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

        We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2007 to December 31, 2008, the ethanol Bloomberg rack prices have fluctuated from a low of $1.69 per gallon in October 2007 to a high of $3.08 per gallon in July 2008 and averaged $2.27 per gallon during this period.

        We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain are sold by the ton and can either be sold "wet" or "dry".

        We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using an average corn price of $3.50 per bushel, we estimate that corn will represent approximately 72% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From January 1, 2007 to December 31, 2008 the Bloomberg rack price of corn has fluctuated from a low of $2.68 per bushel in December 2008 to a high of $7.15 per bushel in July 2008 and averaged $4.10 per bushel during this period.

        Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using an average corn price of $3.50 per bushel and an average price of $5.75 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 10% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2007 to December 31, 2008, the Bloomberg rack price of natural gas has fluctuated from a low of $5.29 per Mmbtu in September 2007 to a high of $13.31 per Mmbtu in July 2008 and averaged $7.73 per Mmbtu during this period.

        To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure, provided we have the financial resources to do so. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. Our objective would be to hedge between 60% and 75% of our commodity price exposure on a rolling 12 to 24 month basis when a positive margin can be assured. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. In doing so, we may access Cargill's risk management and futures advisory services and utilize its trading capabilities. While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and very illiquid, and we do not believe a futures market for distillers grain currently exists. Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas on an attractive basis, there is a limited ability to do this against the current forward or futures market for ethanol and corn. Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets. Due to the Company's limited operating history and lack of liquidity, obtaining credit from potential third-party brokerage companies with respect to hedging transactions will be difficult. Due to the Company's limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company may be limited in its ability to hedge with third-party brokers. We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all. As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

        We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for 2009. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of December 31, 2008, excluding corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC's production capacity during 2009.

	Volume Requirements	Units	Hypotehtnical Adverse Change in Price	Change in 2009 Pre-tax Income
	(in millions)			(in millions)
Ethanol	224.8	Gallons	10%	$(33.5)
Corn	80.7	Bushels	10%	$(31.2)
Natural Gas	6.4	Mmbtu	10%	$(3.5)

        At December 31, 2008 the Company had committed through its Fairmont plant subsidiary to purchase 1,000 Mmbtu of natural gas per day starting January 1, 2009 through June 30, 2009. The price of the gas will be based on the local gas index in effect at the first of the month of scheduled delivery plus an additional $0.0425 per Mmbtu.

        We believe that managing our commodity price exposure has the potential to reduce the volatility implicit in a commodity-based business. However, it may also tend to reduce our ability to benefit from favorable commodity price changes. Hedging arrangements also expose us to risk of financial loss if the counterparty defaults or in the event of extraordinary volatility in the commodities markets. Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated. In the third quarter of 2008, corn prices pulled back sharply resulting in the Company realizing significant losses on its hedge contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Hedging Losses" elsewhere in this report.

        We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, the Operating Company, through its subsidiaries, entered into an interest rate swap for a two-year period. The contract is for $60.0 million principal with a fixed interest rate of 4.65% payable by the Operating Company, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the Operating Company's fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. In March 2008, the Operating Company, through its subsidiaries, entered into a second interest rate swap for a two-year period. The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the Operating Company, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the Operating Company's fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. As of December 31, 2008, we had borrowed $198.2 million under our bank facility. After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $882,000 in our annual interest expense.

        At December 31, 2008, we had $12.3 million of cash and equivalents invested in money market mutual funds held at two financial institutions, which is in excess of FDIC insurance limits. We also had certificates of deposit for $4.0 million held at two financial institutions, which is in excess of FDIC insurance limits. The money market mutual funds are not invested in any auction rate securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (collectively, the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a loss before minority interest of $84.1 million during the year ended December 31, 2008, and experienced declining liquidity. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 27, 2009

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$12,299	$55,987
Accounts receivable	16,669	—
Inventories	14,929	—
Prepaid expenses	2,153	194
Restricted cash	612	—
Other current assets	203	—

Total current assets	46,865	56,181
Property, plant and equipment, net	305,350	276,785
Certificates of deposit	4,015	2,155
Debt issuance costs, net	7,917	8,852
Restricted cash	1,003	—
Other assets	574	126

Total assets	$365,724	$344,099

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$11,274	$10,429
Construction retainage	9,407	11,536
Current portion of long-term debt	11,588	1,560
Current portion of derivative financial instrument	2,658	424
Current portion of tax increment financing	298	228
Other current liabilities	2,932	637

Total current liabilities	38,157	24,814
Long-term debt, net of current portion	226,351	122,440
Tax increment financing, net of current portion	5,887	5,823
Derivative financial instrument, net of current portion	83	525
Other non-current liabilities	487	27

Total liabilities	270,965	153,629
Minority interest	14,069	68,799
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 23,318,636 shares outstanding at December 31, 2008 and 15,994,124 shares outstanding at December 31, 2007	233	160
Class B common stock, $0.01 par value; 50.0 million shares authorized and 10,082,248 shares outstanding at December 31, 2008 and 17,396,686 shares outstanding at December 31, 2007	101	174
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2008 and 394,046 shares at December 31, 2007	(4,316)	(2,040)
Additional paid-in capital	134,360	130,409
Accumulated other comprehensive loss	(2,741)	(950)
Accumulated deficit	(46,947)	(6,082)

Total stockholders' equity	80,690	121,671

Total liabilities and stockholders' equity	$365,724	$344,099

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007
Net sales	$179,867	$—
Cost of goods sold	199,163	—

Gross loss	(19,296)	—
General and administrative expenses:
Compensation expense	8,063	5,379
Other	8,981	3,836
Other operating expense	1,350	—

Operating loss	(37,690)	(9,215)

Other income (expense):
Interest income	1,087	1,812
Interest expense	(5,831)	—
Other non-operating expense	(1,781)	—
Loss on derivative financial instruments	(39,912)	—

Loss before income taxes	(84,127)	(7,403)
Income tax provision (benefit)	—	—

Loss before minority interest	(84,127)	(7,403)
Minority interest	43,262	4,982

Net loss	(40,865)	(2,421)
Beneficial conversion charge	—	(1,327)

Net loss to common shareholders	$(40,865)	$(3,748)

Loss per share—basic	$(2.65)	$(0.35)

Loss per share—diluted	$(2.65)	$(0.35)

Weighted average shares outstanding
Basic	15,419	10,643
Diluted	15,419	10,643

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Stockholders' Equity and Comprehensive Loss

Years Ended December 31, 2007 and December 31, 2008

(in thousands, except share data)

	Common Stock		Class B Common Stock					Accumulated Other Comprehensive Loss
					Treasury Stock	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	5,042,104	$50	—	$—	$—	$26,903	$(2,334)	$—	$24,619
Sale of common stock, net of expenses	10,287,500	103	—	—	—	100,745	—	—	100,848
Stock based compensation	—	—	—	—	—	515	—	—	515
Issuance of Class B common shares	—	—	17,957,896	180	—	(180)	—	—	—
Issuance of restricted stock	103,310	1	—	—	—	(1)	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,040)	—	—	—	(2,040)
Issuance of LLC units to management	—	—	—	—	—	193	—	—	193
Exchange of Class B shares to common	561,210	6	(561,210)	(6)	—	2,234	—	—	2,234
Beneficial conversion charge	—	—	—	—	—	—	(1,327)	—	(1,327)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	40	40
Change in hedging liability fair value	—	—	—	—	—	—	—	(990)	(990)
Net loss	—	—	—	—	—	—	(2,421)	—	(2,421)

Total comprehensive loss									(3,371)

Balance at December 31, 2007	15,994,124	160	17,396,686	174	(2,040)	130,409	(6,082)	(950)	$121,671
Stock based compensation	—	—	—	—	—	682	—	—	682
Exchange of Class B shares to common	7,314,438	73	(7,314,438)	(73)	—	3,269	—	—	3,269
Issuance of restricted stock,
(net of forfeitures)	10,074	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	(2,276)
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	1,098	1,098
Change in hedging liability fair value	—	—	—	—	—	—	—	(2,889)	(2,889)
Net loss	—	—	—	—	—	—	(40,865)	—	(40,865)

Total comprehensive loss									(42,656)

Balance at December 31, 2008	23,318,636	$233	10,082,248	$101	$(4,316)	$134,360	$(46,947)	$(2,741)	$80,690

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(40,865)	$(2,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(43,262)	(4,982)
Share based compensation expense	682	1,370
Depreciation and amortization	9,791	79
Loss on disposal of assets	1,100	—
Changes in operating assets and liabilities:
Accounts receivable	(16,669)	—
Inventories	(14,929)	—
Prepaid expenses	(1,959)	448
Accounts payable	845	414
Other current liabilities	1,524	(421)
Hedging loss liability	14,402	—
Other assets and liabilities	(1,723)	(94)

Net cash used in operating activities	(91,063)	(5,607)

Cash flows from investing activities
Capital expenditures	(40,674)	(188,531)
Proceeds from insurance claim	771	—
Purchase of certificates of deposit	(1,860)	(2,155)

Net cash used in investing activities	(41,763)	(190,686)

Cash flows from financing activities
Proceeds from sale of common stock	—	103,581
Proceeds from issuance of debt	94,150	154,000
Repayment of debt	—	(30,000)
Funding of debt services reserves	(1,615)	—
Proceeds from tax increment financing	—	6,051
Payment of offering costs	—	(2,513)
Payment of debt issuance costs	(457)	(4,038)
Payment of notes payable and capital lease	(664)	—
Purchase of treasury stock	(2,276)	(2,040)

Net cash provided by financing activities	89,138	225,041

Net increase (decrease) in cash and equivalents	(43,688)	28,748
Cash and equivalents, beginning of period	55,987	27,239

Cash and equivalents, end of period	$12,299	$55,987

Cash paid for interest	$13,187	$6,396
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$232	$18,395
Additions to property, plant and equipment financed with notes payable and capital leases	5,457	—
Additions to debt and deferred offering costs unpaid during period	—	11

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

        BioFuel Energy Corp. (the "Company", "we", "our" or "us") produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska ("Wood River") and Fairmont, Minnesota ("Fairmont"). Both facilities, with a combined annual nameplate production capacity, based on the maximum amount of permitted denaturant, of 230 Mmgy, commenced start-up and began commercial operations in late June 2008. At each location, Cargill, Incorporated, ("Cargill"), with whom we have an extensive contractual relationship, has a strong local presence and owns adjacent grain storage facilities. From inception, we have worked closely with Cargill, one of the world's leading agribusiness companies. Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities. Our operations and cash flows are subject to fluctuations due to changes in commodity prices. We use derivative financial instruments, such as futures contracts, swaps and option contracts to manage commodity prices as further discussed in Note 9.

        The Company previously evaluated three similar sites and incurred site development costs for the possible construction of additional plants. During the year ended December 31, 2008, the Company decided to no longer pursue construction of these sites and therefore has written off the associated development costs in the amount of $1,100,000 which is included in other operating expense in the Consolidated Statements of Operations.

        We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the "LLC"), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States. The Company's headquarters are located in Denver, Colorado.

        In June 2007, the Company completed an initial public offering of 5,250,000 shares of our common stock (the "offering") and the private placement of 4,250,000 shares of our common stock to the Company's three largest pre-existing shareholders at a gross per share price of $10.50 (the "private placement"), resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to the Company. In total, the Company received approximately $100.9 million in net proceeds from the offering and private placement, after expenses. All net proceeds from the offering and the private placement were transferred to the LLC as contributed capital subsequent to the offering. With a portion of these proceeds, the Company retired $30.0 million of subordinated debt, leaving $20.0 million outstanding.

        At December 31, 2008, the Company owned 69.1% of the LLC units with the remaining 30.9% owned by the historical equity investors of the LLC. The Class B common shares are held by the historical equity investors of the LLC, who held 10,082,248 membership interests in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The Class B common stock and associated LLC membership interests are recorded as minority interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. The Class B common stock will be retired upon exchange of the related membership interests in the LLC.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

1. Organization, Nature of Business, and Basis of Presentation (Continued)

        The aggregate book value of the LLC at December 31, 2008 and December 31, 2007 was approximately $373.6 million and $344.1 million, respectively, and are collateral for the LLC's obligations. Our bank facility imposes restrictions on the ability of the LLC's subsidiaries that own our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

        From inception through June 30, 2008, the LLC's operations primarily consisted of arranging financing for and constructing its two ethanol plants in Wood River and Fairmont. Both plants commenced start-up and began the production of ethanol in late June 2008. In late August 2008, both plants reached provisional acceptance, the first of three tests required under their respective turn-key construction contracts, at which time operational control of the plants passed to the LLC from the contractor. We exited development stage status in the third quarter of 2008. Both plants achieved project completion milestones in December 2008.

Basis of Presentation and Going Concern Considerations

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a loss before minority interest of $84.1 million in 2008, primarily due to hedging losses on corn contracts and significant costs associated with the start up and operation of our plants. We continue to suffer operating losses in 2009 resulting from poor operating margins due to the relative prices of corn and ethanol. The Company's liquidity position continues to decline as a result of these losses. In addition, under the terms on the Company's senior debt facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to generate sufficient cashflow to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which, in the case of interest, we would have up to three days to cure. We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues. These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. If the Company is unable to reach an agreement with the senior lenders, raise additional capital, or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest

        The accompanying consolidated financial statements include the Company, the LLC and its wholly owned subsidiaries: BFE Holding Company, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation.

        At December 31, 2008, the Company owned 69.1% of the LLC units. The remaining 30.9% of the LLC units owned by the historical equity investors will continue to be reported as minority interest until all Class B common shares and LLC membership units have been exchanged for the Company's common stock.

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

Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an arrangement exists, risk of loss and title has transferred to the customer, the price is fixed or determinable and collection is reasonably assured in conformity with the Securities and Exchange Commission's ("Commission") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

        Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill. In accordance with the LLC's agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions, freight, and shipping and handling charges are deducted from the gross sales price at the time revenue is recognized. Ethanol sales are recorded net of commissions, which totaled $1,672,000 during the year ended December 31, 2008. Sales of dried distillers grain with solubles ("DDGS") and wet distillers grain with solubles ("WDGS") are also recorded net of commissions, which totaled $1,252,000 in the year ended December 31, 2008.

Cost of goods sold

        Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges.

General and administrative expenses

        General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

as fees paid to our independent auditors associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.

Cash and Equivalents

        Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2008, we had $12.3 million invested in money market mutual funds held at two financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of December 31, 2008, Cargill was our only customer and no allowance was considered necessary.

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

        The LLC, through its subsidiaries, sells all of its ethanol and distillers grain to Cargill. During the year ended December 31, 2008, the Company recorded sales to Cargill representing 100% of total net sales. As of December 31, 2008, the LLC, through its subsidiaries, had receivables from Cargill of approximately $16.7 million, representing 100% of total accounts receivable.

        The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the year ended December 31, 2008, corn purchases from Cargill totaled $170.7 million.

Inventories

        Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A summary of inventories is as follows (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$8,687	$—
Work in process	2,052	—
Finished goods	4,190	—

	$14,929	$—

        Due to a decline in commodities prices, the LLC recorded a lower of cost or market inventory write-down of $450,000 for ethanol at December 31, 2008.

Derivative Instruments and Hedging Activities

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as "derivative financial instruments." On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period earnings. The Company's derivative positions related to corn, ethanol and natural gas have been undesignated instruments, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the statements of operations. The Company designates interest rate swaps as cash flow hedges. The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been record in other comprehensive income. The income statement impact of these hedges is included in interest expense.

        SFAS 133 requires a company to evaluate contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's contracts that meet the requirements of normal purchases are exempted from the accounting and reporting requirements of SFAS 133.

Certificates of Deposit

        At December 31, 2008, certificates of deposit was comprised of approximately $4.0 million held in four certificates of deposit with original maturities greater than one year. These certificates of deposit have been pledged as collateral supporting four letters of credit and will automatically renew each year

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

as long as the letters of credit are outstanding. Three of these certificates of deposit totaling $2.8 million are held at one financial institution, which is in excess of FDIC insurance limits. The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

Restricted Cash

        At December 31, 2008, restricted cash was comprised of approximately $1.6 million held in debt service reserve accounts in accordance with our senior credit facility. These balances are comprised of a current portion of $.6 million held in reserve to pay the interest amounts due during 2009, and a long term portion of $1.0 million, held in reserve for the term of the senior credit facility.

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
Machinery and equipment:
Railroad equipment	20-39
Facility equipment	20-39
Other	5-7
Office furniture and equipment	3-10

        Maintenance, repairs and minor replacements are charged to operating expenses while major replacements and improvements are capitalized.

Capitalized Interest

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 34, Capitalization of Interest, the Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures during the period of construction as part of the cost of constructed assets. Interest and debt issuance costs capitalized for the years ended December 31, 2008 and December 31, 2007 totaled $10,208,000 and $10,684,000, respectively. Interest costs were capitalized during the period of construction and included in property, plant and equipment. Interest was capitalized through August 2008 at which time the plants reached provisional acceptance.

Debt Issuance Costs

        Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs represent costs incurred related to the Company's senior debt, subordinated debt and tax increment financing credit agreements. These costs are being amortized over the term of the related debt and any such

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amortization was capitalized as part of the value of construction in progress during the construction period. After the plants reached provisional acceptance in August 2008, the amortization of debt issuance costs which totaled $477,000 have been expensed. Estimated future debt issuance cost amortization as of December 31, 2008 is as follows (in thousands):

2009	$1,446
2010	1,409
2011	1,298
2012	1,298
2013	1,298
Thereafter	1,168

Total	$7,917

Impairment of Long-Lived Assets

        The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company's ethanol plants whenever circumstances indicate their carrying value may not be fully recoverable. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2008, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1. We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144. For purposes of testing impairment of its long-lived assets at December 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The estimated undiscounted cash flows were dependent on a number of critical management assumptions, including estimates of future capacity, crush margin, corn, natural gas and other inputs, operating costs and other relevant assumptions.

        As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

        Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments. The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest. The Company adopted the use of the simplified method of calculating expected term for grants awarded in 2007 and 2008, as allowed by the SEC Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations

        Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. At December 31, 2008, the Company had accrued asset retirement obligation liabilities of $129,000 and $162,000 for its plants at Wood River and Fairmont, respectively. As of December 31, 2007, the Company had not accrued any asset retirement obligations.

        The asset retirement obligations accrued for Wood River at December 31, 2008 relate to the obligations in our contracts with Cargill and Union Pacific Railroad. According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator may be required at Cargill's discretion to be removed at the end of the lease. In addition, according to the contract with Union Pacific, the buildings that are built near their land in Wood River may be required at Union Pacific's request to be removed at the end of our contract with them. The asset retirement obligations accrued for Fairmont relate to the obligations in our contracts with Cargill and in our water permit with the state of Minnesota. According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator being leased may be required at Cargill's discretion to be removed at the end of the lease. In addition, the water permit in Fairmont requires that we secure all above ground storage tanks whenever we discontinue the use of our equipment for an extended period of time in Fairmont. The estimated costs of these obligations have been accrued at the current net present value of these obligations at the end of an estimated 20 year life for each of the plants. These liabilities have corresponding assets recorded in Property, Plant and Equipment which are being depreciated over 20 years.

Income Taxes

        The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since its inception and expects to continue to incur losses for the foreseeable future, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company classifies interest on tax deficiencies and income tax penalties as provision for income taxes.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and equivalents, accounts receivable, certificates of deposit, accounts payable and construction retainage are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair market value of the Company's senior debt and notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company is unable to determine a fair value of its subordinated debt and its note payable to Cargill due to the nature of the relationship between the parties and the Company. The derivative financial instruments are carried at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 and 159, with no material impact to our financial statements. The Company did not elect the fair value option available under SFAS 159 for any of its financial instruments.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of the unrealized changes in the market value on the Company's financial instruments designated as cash flow hedges. The changes in market value are reflected in the corresponding asset or liability with the offset recorded as other comprehensive income (loss).

Segment Reporting

        According to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. Each of our plants is considered its own unique operating segment under these criteria. However, when two or more operating segments have similar economic characteristics, SFAS 131 allows for them to be aggregated into a single operating segment for purposes of financial reporting. Our two plants are very similar in all characteristics defined by SFAS 131. Accordingly, the Company presents a single reportable segment, the manufacture of fuel-grade ethanol and the co-products of the ethanol production process.

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

        In December 2007, the FASB issued SFAS No. 160, Consolidations/Investments in Subsidiaries—Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 replaces the

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

3. Recent Accounting Pronouncements (Continued)

minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. SFAS 160 will be effective for the Company on January 1, 2009. The Company has not assessed the impact of SFAS 160 on its consolidated results of operations, cash flows or financial position; however, at December 31, 2008, the Company had $14.1 million of minority interest liability that, under the provisions of SFAS 160, would be presented as a component of stockholders' equity. Under SFAS 160, the amount of net income attributable to the Company and to the noncontrolling interest will be identified on the Statements of Operations. Future exchanges of LLC units for Company common stock will be accounted for in accordance with SFAS 160 as equity transactions, with any difference between the fair value of the Company's common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

        Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

4. Property, Plant and Equipment

        Property, plant and equipment, stated at cost, consist of the following at December 31, 2008 and December 31, 2007, respectively (in thousands):

	December 31, 2008	December 31, 2007
Land and land improvements	$18,887	$6,382
Construction in progress	1,690	269,710
Buildings and improvements	49,138	—
Machinery and equipment	238,918	—
Office furniture and equipment	5,982	777

	314,615	276,869
Accumulated depreciation	(9,265)	(84)

Property, plant and equipment, net	$305,350	$276,785

        Depreciation expense related to property, plant and equipment was $9,181,000 and $79,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

        The Company began depreciating land improvements and its plant assets in September 2008 as construction was considered to be complete at the end of August 2008. The Company has netted liquidated damages, arising out of completion delays at both plants, of $19.1 million against its plant assets. Also included in its plant assets are amounts withheld by the Company for approximately 5% of the progress payments billed by the construction contractor. These amounts have been recorded as liabilities in the accompanying consolidated balance sheets and are to be remitted by the LLC to the

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment (Continued)

contractor upon substantial completion of the plants. The construction retainage amounts included in property, plant and equipment at December 31, 2008 and December 31, 2007 were $5,218,000 and $5,870,000 related to the Fairmont facility and $4,189,000 and $5,666,000 related to the Wood River facility, respectively. The construction retainage amounts payable as of December 31, 2008 were paid in full in February 2009.

        In anticipation of the possible construction of three additional plants, the Company incurred site development costs totaling $1,100,000 which were included in property, plant and equipment. The Company decided to no longer pursue construction of these sites and therefore the development costs were written off and included in other operating expense during the year ended December 31, 2008.

5. Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS No. 128, Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares. For those periods in which the Company incurred a net loss, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company's loss per share, and, accordingly, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding in those periods.

        For the years ended December 31, 2008 and 2007, 557,700 shares and 327,950 shares, respectively, issuable upon the exercise of stock options would have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company's shares during the period.

        A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2008	2007
Weighted average common shares outstanding—basic	15,418,624	10,642,574
Potentially dilutive common stock equivalents
Class B common shares	17,152,818	9,855,316
Restricted stock	96,229	54,908
Stock options	—	102

	17,249,047	9,910,326

	32,667,671	20,552,900
Less anti-dilutive common stock equivalents	(17,249,047)	(9,910,326)

Weighted average common shares outstanding—diluted	15,418,624	10,642,574

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt

        The following table summarizes long-term debt (in thousands):

	December 31, 2008	December 31, 2007
Construction loans	$181,150	$104,000
Subordinated debt	20,595	20,000
Working capital loans	17,000	—
Notes payable	16,709	—
Capital leases	2,485	—

	237,939	124,000
Less current portion	(11,588)	(1,560)

Long term portion	$226,351	$122,440

        In September 2006, subsidiaries of the LLC (the "Operating Subsidiaries of the LLC") entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings ("Senior Debt") with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants. The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and must convert into term loans (under the same interest rate structure as the construction loans) no later than June 30, 2009. No principal payments are required until the construction loans are converted to term loans. Thereafter, principal payments will be payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. These term loans mature in September 2014. Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. Effective August 29, 2008, the Operating Subsidiaries of the LLC entered into an amendment to the Senior Debt which permitted them access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity. Prior to this amendment, the Operating Subsidiaries of the LLC had access to only $5 million of the working capital line and the ability to disburse their revenues only at the end of each month. As of December 31, 2008, $17.0 million has been borrowed under the working capital loans. The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, at September 30, 2011. Interest rates on Senior Debt (construction loans and working capital loans) are, at management's option, set at: i) a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas' prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest is payable quarterly. The weighted average interest rate in effect on the bank borrowings at December 31, 2008 was 3.5%. Neither the Company nor the LLC is a borrower under the Senior Debt, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

        While we have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and payment of principal and interest when due. In addition, our bank agreement contains standard clauses regarding occurrence of a "material adverse effect," which is defined very broadly and in such fashion as to be subjective. The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants. The Company has established collateral deposit accounts

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

maintained by an agent of the banks, into which our revenues are deposited. These funds are then allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, to be distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont construction projects, the project agreements or the budgets relating to them. The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.

        Minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009. Based on current operating margins and the Company's liquidity position, the Company may not be able to make principal and interest payments when they become due during 2009. Failure to make these payment obligations when they become due would result in events of default under the Senior Debt facility, which, in the case of interest, we would have up to 3 days to cure. The Company is currently exploring various alternatives to address its liquidity issues however there can be no assurance that the Company will be successful in achieving its objectives. If the Company is unable to reach an agreement with the senior lenders, raise additional capital, or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable. Debt issuance fees and expenses of approximately $8.5 million ($6.1 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at December 31, 2008. These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

        In September 2006, the LLC entered into a loan agreement with certain Class A unitholders ("Sub Lenders") providing for up to $50.0 million of loans ("Subordinated Debt") to be used for general corporate purposes including construction of the Wood River and Fairmont plants. The Subordinated Debt must be repaid by no later than March 2015. Interest on Subordinated Debt was payable quarterly in arrears at a 15.0% annual rate. The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility. A default under our bank facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding. The Subordinated Debt may be prepaid at any time in whole or in part without penalty. The LLC did not make the scheduled quarterly interest payments which were due on September 30, 2008 and December 31, 2008. Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default. In January 2009, the LLC and the Sub Lenders entered

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

into a waiver and amendment agreement to the loan agreement ("Waiver and Amendment"). Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash received by the LLC, as defined in the waiver and amendment.

        Debt issuance fees and expenses of approximately $5.5 million ($1.7 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at December 31, 2008. Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets. All $50.0 million available under the Subordinated Debt was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the proceeds from the offering. This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million in 2007, which represents the pro rata share of the retired debt.

        In January 2009, the LLC and Cargill entered into an agreement ("Cargill Agreement") which finalized the payment terms for $17.4 million owed to Cargill ("Cargill Debt") by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008. The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest are contingent upon available cash received by the LLC, as defined. Cargill will forgive, on a dollar for dollar basis a further $2.8 million as it receives the next $2.8 million of principal payments. The Cargill Debt is being accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As the future cash payments specified by the terms exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded. As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain contingency should be recorded.

        The Company had four letters of credit for a total of approximately $4.0 million outstanding as of December 31, 2008. These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

        The LLC, through its subsidiary that constructed the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant. The LLC is paying a fixed

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements. The agreement also includes a $25,000 monthly minimum energy charge which also began in the first quarter of 2008.

        Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt. The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have a fixed interest rate of approximately 5.4% and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

        The following table summarizes the aggregate maturities of our long term debt as of December 31, 2008 (in thousands):

2009	$11,588
2010	30,606
2011	12,950
2012	12,667
2013	12,607
Thereafter	157,521

Total	$237,939

7. Tax Increment Financing

        In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note is 7.85%. The proceeds have been recorded as a liability and will be reduced as the LLC remits property taxes to the City of Wood River, beginning in 2008 and continuing for approximately 13 years.

        The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note.

        On June 15, 2008, and again on December 15, 2008 the first two principal payments on the note were made. Due to delays in the plant construction, property taxes on the plant in 2008 were lower than anticipated and therefore, the LLC was required to pay $760,000 as a portion of the note payments.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

7. Tax Increment Financing (Continued)

        The following table summarizes the aggregate maturities of the tax increment financing debt as of December 31, 2008 (in thousands):

2009	$298
2010	318
2011	343
2012	370
2013	399
Thereafter	4,457

Total	$6,185

8. Stockholders' Equity

        On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company's common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through December 31, 2008, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock.

        The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future. In addition, the terms of the Senior Debt contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company's ability to pay dividends in the future.

        The amended limited liability company agreement provides for cash distributions to the holders of membership interests of the LLC if the Company determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, the Company will generally intend to cause the LLC to make cash distributions to the holders of its membership interests for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on the Company's estimate of the net taxable income of the LLC allocable to such holders of membership interests multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of the LLC's income).

9. Derivative Financial Instruments

        In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt. The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the LLC's fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. The fair value of this swap ($1,773,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

income on the balance sheet at December 31, 2008. The Company made payments under this swap arrangement for the year ended December 31, 2008 totaling $1,071,000 and received payments under this swap arrangement for the year ended December 31, 2007 totaling $40,000. These payments or receipts were included in the amounts capitalized as part of construction in progress through the end of August 2008. After September 1, 2008 these amounts were included in interest expense.

        In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt. The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the LLC's fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. The fair value of this swap ($968,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at December 31, 2008. The LLC made net payments under this swap arrangement in the year ended December 31, 2008 totaling $27,000. These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008. After September 1, 2008 these amounts were included in interest expense.

        During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under those contracts. Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities. The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedge contracts. All of the related contracts were entered into with Cargill, which handles all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries. As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable. See further discussion of the Cargill note payable in Note 6—Long Term Debt.

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

        Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

        Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date. We currently do not have any Level 1 financial assets or liabilities.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Financial Instruments (Continued)

        Level 2—Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

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

        Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

        The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008 (in thousands):

Level 2	December 31, 2008
Financial Liabilities:
Interest rate swaps	$(2,741)

Total liabilities	$(2,741)

Total net position	$(2,741)

        The fair value of our interest rate swaps are primarily based on the LIBOR index.

10. Stock-Based Compensation

        The following table summarizes the stock based compensation incurred by the Company and the LLC:

	Years Ended,
(In thousands)	December 31, 2008	December 31, 2007
LLC units issued to management	$—	$855
Stock options	462	286
Restricted stock	220	229

Total	$682	$1,370

        In February 2007, 85,000 Class C Units and 30,000 Class D Units of the LLC were issued to two officers. These units vested upon issuance and compensation expense of $588,000 was recorded. In April 2007, all remaining Units (27,507 Class C Units and 7,503 Class D Units) were issued to certain employees. These units vested upon issuance and compensation expense of $267,000 was recorded.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        In conjunction with the initial public offering and the private placement, the LLC recorded a beneficial conversion charge of $4.6 million related to the conversion of the LLC's membership units, which resulted in a beneficial charge of approximately $1.3 million on a consolidated basis (based on the Company's 28% ownership interest in the LLC prior to the offering). The intrinsic value of the beneficial conversion charge was calculated as $11.9 million; however the charge recorded was limited to the amount of actual proceeds received with respect to certain equity units.

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

        During the year ended December 31, 2008, the Company issued 299,025 stock options under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the year ended December 31, 2008. There were 375,950 stock options granted during the year ended December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry. Due to the lack of historical experience, the expected option term is calculated using the "simplified" method permitted by SAB 110.

        The weighted average variables used in calculating fair value and the resulting compensation expense in the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007
Expected stock price volatility	58%	58%
Expected life (in years)	3.6	3.7
Risk-free interest rate	2.70%	5.00%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	35.00%	5.00%
Weighted average grant date fair value	$2.32	$4.98

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        A summary of the status of outstanding stock options at December 31, 2008 and the changes during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2008	327,950	$10.45
Granted	299,025	5.18
Exercised	—	—
Forfeited	(69,275)	9.45

Options outstanding, December 31, 2008	557,700	$7.75	3.9	$—

Options vested or expected to vest at December 31, 2008	398,933	$7.93	3.9	$—	$440,501

Options exercisable, December 31, 2008	92,535	$10.31	3.7	$—

        Based on the Company's closing common stock price of $0.35 on December 31, 2008, there was no intrinsic value related to any stock options outstanding.

        Restricted Stock—In the year ended December 31, 2008, the Company granted 27,500 shares to its non-employee directors. The shares vest 100% on the first anniversary of the grant date.

        A summary of the restricted stock activity during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2008	103,310	$10.42
Granted	27,500	4.46
Vested	(37,077)	10.27
Cancelled or expired	(17,426)	10.50

Restricted stock outstanding, December 31, 2008	76,307	$8.32	3.8	$26,707

Restricted stock expected to vest at December 31, 2008	52,246	$7.69	3.8	$18,286	$210,874

        In accordance with SFAS 123(R), the Company recorded $462,000 and $220,000, respectively, of non-cash compensation expense during the year ended December 31, 2008, relating to stock options and restricted stock. During the year ended December 31, 2007, the company recorded $286,000 and $229,000, respectively, of non-cash compensation expense relating to stock options and restricted stock. Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods. The remaining unrecognized option and restricted stock expense will be recognized over 1.6 and 2.3 years, respectively. After considering the stock option and restricted stock awards issued and outstanding, net of

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

forfeitures, the Company had 2,328,916 shares of common stock available for future grant under our 2007 Plan at December 31, 2008.

11. Income Taxes

        The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2008, and December 31, 2007. At December 31, 2007 the Company provided a valuation allowance for the full amount of its deferred tax assets since it has no history of generating taxable income. At December 31, 2008, the Company recognized a current tax receivable of $305,000, related to expected tax refunds in the next 12 months.

        The U.S. statutory federal income tax rate is reconciled to the Company's effective income tax rate as follows:

	Years Ended,
	December 31, 2008	December 31, 2007
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%

	0.0%	0.0%

        The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	December 31, 2008	December 31, 2007
Deferred tax assets:
Capitalized start up costs	$4,528	$2,021
Net unrealized loss on derivatives	712	357
Net operating loss carryover	20,993	—
Other	779	245

Deferred tax asset	27,012	2,623

Valuation allowance	(18,412)	(2,623)

Deferred tax liabilities:
Property, plant and equipment	(8,600)	—

Deferred tax liabilities	(8,600)	—

Net deferred tax asset	$—	$—

Current tax receivable	$305	$—

        The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management considers all available positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods. This assessment requires significant judgment and estimates involving current and deferred income taxes, tax attributes relating to the interpretation of

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

various tax laws, historical bases of tax attributes associated with certain assets and limitations surrounding the realization of deferred tax assets.

        As of December 31, 2008, the net operating loss carryforward is $55.8 million, which will expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

12. Employee Benefit Plans

Deferred Compensation Plan

        The Company maintains a deferred compensation plan. The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses. The Company may make discretionary matching contributions of a percentage of the participant's salary deferral and those assets are invested in instruments as directed by the participant. The deferred compensation plan does not have dollar limits on tax-deferred contributions. The assets of the deferred compensation plan are held in a "rabbi trust" and, therefore, may be available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency. Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board. In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant's individual account within the trust. However, the plan administrator is not required to honor such requests. Matching contributions, if any, will be made in cash and vest ratably over a three-year period. Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. Approximately $28,000 of employee deferrals was contributed to the plan in both of the years ending December 31, 2008 and December 31, 2007. These funds incurred a loss in value of $24,500 in the year ended December 31, 2008, and a loss in value of $1,000 during the year ended December 31, 2007. These deferrals have been recorded as other assets and other non-current liabilities on the consolidated balance sheet at December 31, 2008 and December 31, 2007.

401(k) Plan

        The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary. Contributions to the plan by the LLC are discretionary and totaled $179,000 for 2008, and $163,000 for 2007.

13. Commitments and Contingencies

        The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill, a related party. Cargill's grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

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

        In April 2008, the LLC entered into a five year lease which began July 1, 2008 for office space for its corporate headquarters. Rent expense is being recognized on a straight line basis over the term of the lease.

        Future minimum operating lease payments at December 31, 2008 are as follows (in thousands):

2009	$10,238
2010	10,176
2011	9,363
2012	9,189
2013	9,149
Thereafter	57,183

Total	$105,298

        Rent expense recorded for the years ended December 31, 2008 and December 31, 2007, totaled $6,621,000 and $143,000, respectively.

        The LLC, through its subsidiaries that constructed the Wood River and Fairmont plants, has entered into agreements with electric utilities pursuant to which the electric utilities built, own and operate substation and distribution facilities in order to supply electricity to the plants. For its Wood River plant, the LLC paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as property, plant and equipment. The balance of the utilities direct capital costs is being recovered from monthly demand charges of approximately $124,000 per month for three years which began in the second quarter of 2008. For its Fairmont plant, the LLC is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements. The agreement also includes a $25,000 monthly minimum energy charge which began in the first quarter of 2008.

        Subsidiaries of the LLC entered into engineering, procurement and construction ("EPC") contracts with The Industrial Company—Wyoming ("TIC") for the construction of the Wood River and Fairmont plants. Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants. As part of the EPC contracts, the subsidiaries of the LLC were permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants. Substantial completion was attained at both plants in December 2008. The subsidiaries of the LLC entered into settlement agreements with TIC, effective December 11, 2008, that settled all outstanding issues between the parties under the terms of the EPC contracts. Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts currently owed. The construction retainage in the consolidated balance sheets at December 31, 2008 of $9.4 million is net of the $2.0 million for each plant owed by TIC as part of the settlement agreement. The $9.4 million of construction retainage was paid to TIC in February 2009. At December 31, 2008, property, plant and equipment related to the EPC contracts totals $248.9 million, which is net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements. At December 31, 2007, construction in progress reflected $230.1 million related to the EPC contracts. To ensure that the plants are reliable and safe up to their nameplate capacities, it is estimated as of December 31, 2008 that an additional $5 million will be spent by the subsidiaries of the LLC on plant infrastructure and other construction requirements.

        Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.

        At December 31, 2008, the LLC had committed, through its subsidiaries, to purchase 5,421,000 bushels of corn to be delivered between January 2009 and March 2010 at our Fairmont location, and 6,195,000 bushels of corn to be delivered between January 2009 and December 2010 at our Wood River location. These purchase commitments represent 11% and 8% of the projected corn purchases during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery. These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

        At December 31, 2008, the Company had committed through its Fairmont plant subsidiary to purchase 1,000 Mmbtu of natural gas per day starting January 1, 2009 through June 30, 2009. This purchase commitment represents 10% of the projected natural gas purchases for the Fairmont plant during the period. The price of the gas will be based on the local gas index in effect at the first of the month of scheduled delivery plus an additional $0.0425 per Mmbtu. These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

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

        Cargill has made an equity investment in the Company. Under the terms of an agreement with Cargill, Cargill has the right to terminate any or all of its arrangements with the Company for any or

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

all of the Company's facilities if any of five identified parties or their affiliates acquires 30% or more of the Company's common stock or the power to elect a majority of the Company's Board. Cargill has designated five parties, each of which is currently engaged primarily in the agricultural commodities business, and it has the right to annually update this list of designated parties, so long as the list does not exceed five entities and the affiliates of such entities. The five parties currently identified by Cargill are Archer Daniels Midland Company, CHS Inc., Tate & Lyle PLC, The Scoular Company and Bunge Limited.

        The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies

14. Minority Interest

        Minority interest consists of equity issued to members of the LLC. Under its original LLC agreement, the LLC was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered "profits interests" for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the LLC's equity units were converted to one class of LLC equity upon the Company's initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company's initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 membership units and Class B common shares. Each newly issued LLC unit combined with a share of Class B common stock is exchangeable at the holder's option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

        In May 2006, a private placement of 9,175,000 Class A Units in exchange for cash and commitments of $91,750,000 was completed by the LLC. In June 2006, an additional 157,500 Class A Units were issued in exchange for cash and commitments of $1,575,000 by the LLC. In August 2006, 25,000 Class A Units were issued by the LLC and 75,000 Class A Units were transferred by a founder in connection with the purchase of 30% of the predecessor company. With the exception of the 25,000 newly issued units in connection with the predecessor company acquisition, all Class A Units were fully-paid for in cash. In September 2006, 950,000 Class B Units were issued by the LLC to Cargill for $8,799,000 of cash plus an in-kind contribution of $701,000, representing actual expenses incurred by Cargill through that date related to the Wood River and Fairmont plants. Of this amount, $544,000 was recorded as land, $106,000 as debt issuance costs and $51,000 as general and administrative expense.

Exchange of LLC Units

        LLC units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The following table summarizes the exchange activity since the Company's initial public offering:

Membership interests and Class B common shares outstanding at initial public offering, June 2007	17,957,896
Membership interests and Class B common shares exchanged in 2007	(561,210)
Membership interests and Class B common shares exchanged in 2008	(7,314,438)

Remaining membership interests and Class B shares to be exchanged at December 31, 2008	10,082,248

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

14. Minority Interest (Continued)

        Prior to its initial public offering, the Company owned 28.9% of the Class A Units of the LLC. At December 31, 2008, the Company owned 69.1% of the LLC units. The minority interest ownership will continue to be reported until all Class B common shares and LLC membership units have been exchanged into the Company's common stock.

        The exchange of LLC units for common stock has been accounted for as an acquisition of minority interests in accordance with SFAS No, 141, Business Combinations. Under SFAS 141, the common stock was recorded based on the market value at the date of issuance while minority interest was eliminated based on its book value at the date of the exchange. The difference between the fair value recorded for the common stock and the book value of the eliminated minority interest totaled $8.2 million for the year ended December 31, 2008 and was recorded as a reduction of property, plant and equipment. The reduction was made to property, plant and equipment because the carrying values of other assets and liabilities of the Company already approximate their fair values.

Tax Benefit Sharing Agreement

        Membership interests in the LLC combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The LLC will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the LLC at the time of the exchange. Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical LLC investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under these agreements, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis. The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the LLC as a result of the exchanges. The term of the tax benefit sharing agreement commenced on the Company's initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement. The following table summarizes the exchange activity since the Company's initial public offering:

True Up Agreement

        At the time of formation of the LLC, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. ("Greenlight") and Third Point LLC ("Third Point"). Certain management members and affiliates of Greenlight and Third Point agreed to exchange LLC membership interests, shares of common stock or cash at a future date, referred to as the "true-up

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

14. Minority Interest (Continued)

date", depending on the Company's performance. This provision functions by providing management with additional value if the Company's value improves and by reducing management's interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increases from the time of the initial public offering to the "true-up date", the management members will be entitled to receive LLC membership interests, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the "true-up date" or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive LLC membership interests or shares of common stock from the management members.

        The "true-up date" will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering. On the "true-up date", the LLC's value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership interests exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership interests held by the management members at the time of the offering is greater than the number of membership interests the management members would have been entitled to in connection with the "true-up" valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership interests or an equivalent number of shares of common stock. Conversely, if the number of LLC membership interests the management members held at the time of the offering is less than the number of membership interests the management members would have been entitled to in connection with the "true-up" valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership interests in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J. Edelman, may be required to deliver up to 100% of his membership interests, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

15. Quarterly Financial Data (unaudited)

        The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2008 and 2007. This information has been derived from our consolidated financial statements and in management's opinion, reflects all adjustments necessary for a fair presentation of the information for

BioFuel Energy Corp.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Data (unaudited) (Continued)

the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$—	$292	$90,549	$89,026
Cost of goods sold	—	255	103,765	95,143

Gross profit (loss)	—	37	(13,216)	(6,117)
General and administrative expenses:
Compensation expense	2,457	2,988	1,115	1,503
Other	1,645	5,409	1,353	574
Other operating expense	—	—	1,345	5

Operating loss	(4,102)	(8,360)	(17,029)	(8,199)

Other income (expense):
Interest income	526	325	135	101
Interest expense	—	—	(1,632)	(4,199)
Other non-operating income (expense)	—	338	(2,123)	4
Gain (loss) on derivative financial instruments	—	10,080	(49,992)	—

Income (loss) before income taxes	(3,576)	2,383	(70,641)	(12,293)
Income tax provision (benefit)	—	—	—	—

Income (loss) before minority interest	(3,576)	2,383	(70,641)	(12,293)
Minority interest	1,798	(1,435)	37,493	5,406

Net income (loss)	$(1,778)	$948	$(33,148)	$(6,887)

Income (loss) per share—basic	$(0.12)	$0.06	$(2.18)	$(0.43)

Income (loss) per share—diluted	$(0.12)	$0.03	$(2.18)	$(0.43)

Year Ended December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses
Compensation expense	$(1,295)	$(1,321)	$(1,395)	$(1,368)
Other expense	(605)	(704)	(1,249)	(1,278)
Interest income	13	200	855	744
Minority interest	1,733	1,537	822	890

Net loss	(154)	(288)	(967)	(1,012)
Beneficial conversion charge	—	(1,327)	—	—

Net loss to common shareholders	$(154)	$(1,615)	$(967)	$(1,012)

Loss per share—basic and diluted	$(0.03)	$(0.24)	$(0.06)	$(0.07)

 Schedule I

BioFuel Energy Corp.
Condensed Financial Information of Registrant

(Parent company information—See notes to consolidated financial statements)
(in thousands, except share and per share data)

Condensed Balance Sheet

	December 31, 2008	December 31, 2007
Assets
Income tax receivable	$305	$—
Investment in BioFuel Energy, LLC	83,126	122,621

Total assets	$83,431	$122,621

Stockholders' equity
Common stock, $0.01 par value; 100.0 million shares authorized and 23,318,636 shares outstanding at December 31, 2008 and 15,994,124 shares outstanding at December 31, 2007	233	160
Class B common stock, $0.01 par value; 50.0 million shares authorized and 10,082,248 shares outstanding at December 31, 2008; and 17,396,686 shares authorized or outstanding at December 31, 2007	101	174
Less Common stock held in treasury, at cost, 809,606 shares at December 31, 2008 and 394,046 shares at December 31, 2007	(4,316)	(2,040)
Additional paid-in capital	134,360	130,409
Accumulated deficit	(46,947)	(6,082)

Total stockholders' equity	$83,431	$122,621

Condensed Statement of Loss

	Year Ended, December 31, 2008	Year Ended, December 31, 2007
Equity in loss of BioFuel Energy, LLC	$(40,181)	$(1,906)
Stock based compensation	(682)	(515)
Other expenses	(2)	—

Net loss	$(40,865)	$(2,421)

 Condensed Statement of Cash Flows

	Year Ended, December 31, December 31, 2008	Year Ended, December 31, December 31, 2007
Cash flow from operating activities
Net loss	$(40,865)	$(2,421)
Adjustment to reconcile net loss to net cash used in operating activities
Share based compensation expense	682	515
Equity in loss of BioFuel Energy, LLC	40,181	1,906

Net cash used in operating activities	(2)	—

Cash flows from investing activities
Distributions from (investment in) BioFuel Energy, LLC	2,278	(99,028)

Net cash provided by (used in) investing activities	2,278	(99,028)

Cash flows from financing activities
Proceeds from issuance of common stock	—	103,581
Payment of offering costs	—	(2,513)
Purchase of treasury stock	(2,276)	(2,040)

Net cash provided by (used in) financing activities	(2,276)	99,028

Net increase (decrease) in cash and equivalents	—	—
Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

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

Internal Control over Financial Reporting

        The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ending December 31, 2008. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties and additional monitoring controls over key spreadsheets. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

Section 404 Compliance

        Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(e) under the Exchange Act. Our system of internal control is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statement are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

        A material weakness (within the meaning of the PCAOB Auditing Standard No. 5) is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in, Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified no material weaknesses in our internal control over financial reporting. Based on this assessment, management concluded that our internal control over financial reporting was effective as December 31, 2008.

        This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for our 2009 Annual Meeting of Shareholders, or the 2009 Proxy Statement, to be filed no later than 120 days after the end of the fiscal year ended December 31, 2008.

        Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2009 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding Executive Compensation and our Compensation Committee are incorporated herein by reference to our 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The section of our 2009 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services is incorporated herein by reference to our 2009 Proxy Statement.

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

EXHIBIT INDEX

(a)
Exhibits

Number	Description
1.1	Form of Underwriting Agreement of BioFuel Energy Corp. (incorporated by reference to Exhibit 1.1 to the Company's Amendment #9 to Registration Statement to Form S-1 (file no. 333-139203) filed June 13, 2007).
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 19, 2007).
3.2	Amended and Restate Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 14, 2007).
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

Number		Description
10.5		Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
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
10.11	*
Executive Employment Agreement dated April 28, 2006, between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.11 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.12	*
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

Number		Description
10.15		Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
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
10.22	*
BioFuel Energy, LLC Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.22 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.22.1	*	BioFuel Energy Amended and Restated Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.22.1 to the Company's Annual Report on Form 10-K filed March 12, 2008).
10.23	*
BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.24	*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 12, 2008).
10.25	*
BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

Number		Description
10.25.1	*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.25.2	*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.25.3	*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.26	*
BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company's Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.26.1	*
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
10.33	*
Separation, Consulting and Mutual Release Agreement between BioFuel Energy Corp. and Eric D. Streisand dated August 9, 2007 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed August 14, 2007).
10.34	*
Separation, Consulting and Mutual Release Agreement by and between BioFuel Energy Corp. and Michael N. Stefanoudakis (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 11, 2008).
21.1		List of Subsidiaries of BioFuel Energy Corp.
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

Number	Description
31.1	Certification of the Company's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company's Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company's Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press release of year end results

*
Denotes Management Contract or Compensatory Plan or Arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP. (Registrant)
Date: March 27, 2009	By:	/s/ SCOTT H. PEARCE Scott H. Pearce President, Chief Executive Officer and Director
Date: March 27, 2009	By:	/s/ KELLY G. MAGUIRE Kelly G. Maguire Vice President—Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ MARK WONG Mark Wong	Chairman of the Board	March 27, 2009
/s/ SCOTT H. PEARCE Scott H. Pearce	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2009
/s/ KELLY G. MAGUIRE Kelly G. Maguire	Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2009
/s/ DAVID EINHORN David Einhorn	Director	March 27, 2009
/s/ ALEXANDER P. LYNCH Alexander P. Lynch	Director	March 27, 2009
/s/ ELIZABETH K. BLAKE Elizabeth K. Blake	Director	March 27, 2009
/s/ JOHN D. MARCH John D. March	Director	March 27, 2009
/s/ RICHARD JAFFEE Richard Jaffee	Director	March 27, 2009

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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BioFuel Energy Corp. Consolidated Balance Sheets (in thousands, except share and per share data)
BioFuel Energy Corp. Consolidated Statements of Operations (in thousands, except per share data)
BioFuel Energy Corp. Consolidated Statement of Stockholders' Equity and Comprehensive Loss Years Ended December 31, 2007 and December 31, 2008 (in thousands, except share data)
BioFuel Energy Corp. Consolidated Statements of Cash Flows (in thousands)
BioFuel Energy Corp. Notes to Consolidated Financial Statements
Schedule I
Condensed Balance Sheet
Condensed Statement of Loss
Condensed Statement of Cash Flows
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
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES