Form 10-Q
period 2009-03-31
BioFuel Energy Corp.
filed 2009-05-15
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(303) 640-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding as of May 11, 2009: 23,544,901, exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2008 (filed March 30, 2009).

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and equivalents	$7,806	$12,299
Accounts receivable	17,639	16,669
Inventories	12,928	14,929
Prepaid expenses	1,326	2,153
Restricted cash	16	612
Other current assets	—	203
Total current assets	39,715	46,865
Property, plant and equipment, net	300,164	305,350
Certificates of deposit	4,025	4,015
Debt issuance costs, net	7,556	7,917
Restricted cash	1,005	1,003
Other assets	419	574
Total assets	$352,884	$365,724

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,444	$11,274
Construction retainage	—	9,407
Current portion of long-term debt	13,529	11,588
Current portion of derivative financial instrument	2,099	2,658
Current portion of tax increment financing	298	298
Other current liabilities	1,030	2,932
Total current liabilities	24,400	38,157
Long-term debt, net of current portion	237,710	226,351
Tax increment financing, net of current portion	5,886	5,887
Derivative financial instrument, net of current portion	—	83
Other non-current liabilities	588	487
Total liabilities	268,584	270,965

Commitments and contingencies

BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 23,544,901 shares outstanding at March 31, 2009 and 23,318,636 shares outstanding at December 31, 2008	236	233
Class B common stock, $0.01 par value; 50.0 million shares authorized and 9,825,027 shares outstanding at March 31, 2009 and 10,082,248 shares outstanding at December 31, 2008	98	101
Less common stock held in treasury, at cost, 809,606 shares at March 31, 2009 and December 31, 2008	(4,316)	(4,316)
Additional paid-in capital	134,752	134,360
Accumulated other comprehensive loss	(1,466)	(2,741)
Accumulated deficit	(54,657)	(46,947)
Total BioFuel Energy Corp. stockholders’ equity	74,647	80,690
Noncontrolling interest	9,653	14,069
Total equity	84,300	94,759
Total liabilities and stockholders’ equity	$352,884	$365,724

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$97,494	$—
Cost of goods sold	102,565	—
Gross loss	(5,071)	—
General and administrative expenses:
Compensation expense	1,504	2,457
Other	1,138	1,645
Operating loss	(7,713)	(4,102)
Other income (expense):
Interest income	34	526
Interest expense	(3,501)	—
Other non-operating income	2	—
Loss before income taxes	(11,178)	(3,576)
Income tax provision (benefit)	—	—
Net loss	(11,178)	(3,576)
Less: Net loss attributable to the noncontrolling interest	3,468	1,798
Net loss attributable to BioFuel Energy Corp. common shareholders	$(7,710)	$(1,778)

Loss per share - basic and diluted attributable to BioFul Energy Corp. common shareholders	$(0.34)	$(0.12)

Weighted average shares outstanding
Basic	22,502	15,319
Diluted	22,502	15,319

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$68,799	$190,470

Stock based compensation	—	—	—	—	—	682	—	—	—	682
Exchange of Class B shares to common	7,314,438	73	(7,314,438)	(73)	—	3,269	—	—	(11,468)	(8,199)
Issuance of restricted stock, (net of forfeitures)	10,074	—	—	—	—	—	—	—	—	— —
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	—	(2,276)
Comprehensive loss:										—
Hedging settlements	—	—	—	—	—	—	—	1,098	—	1,098
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	(2,889)	—	(2,889)
Net loss	—	—	—	—	—	—	(40,865)	—	(43,262)	(84,127)

Total comprehensive loss										(85,918)
Balance at December 31, 2008	23,318,636	233	10,082,248	101	(4,316)	134,360	(46,947)	(2,741)	14,069	94,759

Stock based compensation	—	—	—	—	—	78	—	—	—	78
Exchange of Class B shares to common	257,221	3	(257,221)	(3)	—	314	—	—	(314)	—
Issuance of restricted stock, (net of forfeitures)	(30,956)	—	—	—	—	—	—	—	— —	— —
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	642	274	916
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	633	(908)	(275)
Net loss	—	—	—	—	—	—	(7,710)	—	(3,468)	(11,178)

Total comprehensive loss										(10,537)
Balance at March 31, 2009	23,544,901	$236	9,825,027	$98	$(4,316)	$134,752	$(54,657)	$(1,466)	$9,653	$84,300

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(11,178)	$(3,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	78	205
Depreciation and amortization	6,931	53
Changes in operating assets and liabilities:
Accounts receivable	(970)	—
Inventories	2,001	—
Prepaid expenses	827	(53)
Accounts payable	(3,830)	(587)
Other current liabilities	(1,902)	680
Other assets and liabilities	1,291	1,097
Net cash used in operating activities	(6,752)	(2,181)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(10,792)	(41,857)
Purchase of certificates of deposit	(10)	(629)
Net cash used in investing activities	(10,802)	(42,486)

Cash flows from financing activities
Proceeds from issuance of debt	14,514	42,000
Payment of debt	(1,233)	—
Funding of debt services reserves	(2)	—
Payment of debt issuance costs	—	(76)
Payment of notes payable and capital lease	(218)	—
Purchase of treasury stock	—	(1,909)
Net cash provided by financing activities	13,061	40,015
Net decrease in cash and equivalents	(4,493)	(4,652)
Cash and equivalents, beginning of period	12,299	55,987

Cash and equivalents, end of period	$7,806	$51,335

Cash paid for taxes	$6	$305

Cash paid for interest	$3,703	$3,087

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$437	$498
Additions to property, plant and equipment financed with notes payable and capital lease	$—	$5,277
Additions to debt and deferred offering costs unpaid during period	$—	$27

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Unaudited Consolidated Financial Statements

1.              Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”)  produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”).  Both facilities, with a combined annual nameplate production capacity of 230 Mmgy, based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in late June 2008.  At each location, Cargill, Incorporated (“Cargill”), a related party with whom we have an extensive contractual relationship, has a strong local presence and owns adjacent grain storage facilities.  From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.  In addition, we lease their adjacent grain storage and handling facilities.  Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We may use derivative financial instruments, such as futures contracts, swaps and option contracts to manage commodity prices as further discussed in Note 8.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate a series of ethanol production facilities in the Midwestern United States.  The Company’s headquarters are located in Denver, Colorado.

At March 31, 2009, the Company owned 69.9% of the LLC units with the remaining 30.1% owned by the historical equity investors of the LLC.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 9,825,027 membership interests in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. LLC membership interests held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership interests in the LLC.

The aggregate book value of the assets of the LLC at March 31, 2009 and December 31, 2008 was approximately $360.6 million and $373.6 million, respectively, and such assets are collateral for the LLC’s obligations. Our bank facility imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which will restrict our ability to pay dividends.

From inception through June 30, 2008, the LLC’s operations primarily consisted of arranging financing for and constructing its two ethanol plants in Wood River and Fairmont.  Both plants commenced start-up and began the production of ethanol in late June 2008.  In late August 2008, both plants reached provisional acceptance, the first of three tests required under their respective turn-key construction contracts, at which time operational control of the plants passed to the LLC from the contractor.  We exited development stage status in the third quarter of 2008.  Both plants achieved project completion milestones in December 2008.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.2 million during the three months ended March 31, 2009, primarily resulting from poor operating margins due to the relative prices of corn and ethanol.  We continue to suffer operating losses in the second quarter of 2009 due to poor operating margins.  The Company’s liquidity position continues to decline as a result of these losses.  In addition, under the terms of the Company’s senior debt facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.   Based on current operating margins and the Company’s liquidity position, it is unlikely that the Company will be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.  Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which, in the case of interest, we would have up to three days to cure.  We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues.  These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity.  If the

Company is unable to reach an agreement with the lenders under our senior debt facility, raise additional capital, and/or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it would have a material adverse effect on our liquidity and would likely result in our inability to continue as a going concern, and could force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.             Summary of Significant Accounting Policies

Principles of Consolidation and Noncontrolling Interest

The accompanying consolidated financial statements include the Company, the LLC and its wholly owned subsidiaries: BFE Holding Company, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC.  All inter-company balances and transactions have been eliminated in consolidation.

At March 31, 2009, the Company owned 69.9% of the LLC units.  The remaining LLC units owned by some of the historical equity investors will be reported as noncontrolling interest until the Class B common shares and LLC membership units have all been exchanged for the Company’s common stock.

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

Revenue Recognition

Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill.  In accordance with the LLC’s agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions, freight, and shipping and handling charges are deducted from the gross sales price at the time revenue is recognized.  Ethanol sales are recorded net of commissions, which totaled $781,000 during the three months ended March 31, 2009.  Sales of dried distillers grain with solubles (“DDGS”) and wet distillers grain with solubles (“WDGS”) are also recorded net of commissions, which totaled $734,000 for the three months ended March 31, 2009.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges.

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At March 31, 2009, we had $7.8 million invested in money market mutual funds held at two financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received.  As of March 31, 2009 and December 31, 2008, Cargill was our only customer and no allowance was considered necessary.

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

The LLC, through its subsidiaries, sells all of its ethanol and distillers grain to Cargill.  During the three months ended March 31, 2009, the Company recorded sales to Cargill representing 100% of total net sales.  As of March 31, 2009, the LLC, through its subsidiaries, had receivables from Cargill of approximately $17.6 million, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill.  During the three months ended March 31, 2009, corn purchases from Cargill totaled $70.6 million.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.  Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$7,057	$8,687
Work in process	2,564	2,052
Finished goods	3,307	4,190
	$12,928	$14,929

Due to a decline in commodity prices, the LLC recorded a lower of cost or market inventory write-down of $20,000 for corn, $75,000 for ethanol and $56,000 for distillers grains at March 31, 2009 and a write down of $450,000 for ethanol at December 31, 2008.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations.  The Company’s derivative positions related to corn, ethanol and natural gas have been undesignated instruments, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the statements of operations.  The Company has designated its interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss).  The statement of operations impact of these hedges is included in interest expense.   In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and

Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities.  SFAS 161 became effective beginning with our first quarter of 2009.  See Note 9 for required disclosure.

SFAS No. 133 requires a company to evaluate contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The Company’s contracts that meet the requirements of normal purchases are exempted from the accounting and reporting requirements of SFAS No. 133.

Certificates of Deposit

At March 31, 2009, certificates of deposit was comprised of approximately $4.0 million held in four certificates of deposit with original maturities greater than one year.  These certificates of deposit have been pledged as collateral supporting four letters of credit and will automatically renew each year as long as the letters of credit are outstanding.  Three of these certificates of deposit totaling $2.8 million are held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

Restricted Cash

At March 31, 2009 and December 31, 2008, restricted cash was comprised of approximately $1,021,000 and $1,615,000, respectively, held in debt service reserve accounts in accordance with our senior credit facility.  These balances are comprised of a current portion of $16,000 and $612,000 held in reserve to pay the interest amounts due during the next twelve months, and a long term portion of $1,005,000, and $1,003,000 held in reserve for the term of the senior credit facility as of March 31, 2009 and December 31, 2008, respectively.

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

Capitalized Interest

In accordance with SFAS No. 34, Capitalization of Interest, the Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures through August 2008 as part of the cost of constructed assets.  There were no interest or debt issuance costs capitalized for the three months ended March 31, 2009.  Interest and debt issuance costs capitalized for the three months March 31, 2008 totaled $3.4 million.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements.  These costs are being amortized over the term of the related debt and any such amortization was capitalized as part of the value of construction in progress during the construction period.  After the plants reached provisional acceptance in August 2008, the amortization of debt issuance costs has been expensed.  Estimated future debt issuance cost amortization as of March 31, 2009 is as follows (in thousands):

Remainder of 2009	$1,084
2010	1,409
2011	1,298
2012	1,298
2013	1,298
Thereafter	1,169
Total	$7,556

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants whenever circumstances indicate their carrying value may not be fully recoverable.  Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of March 31, 2009, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1.  We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For purposes of testing impairment of its long-lived assets at March 31, 2009, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  The estimated undiscounted cash flows were dependent on a number of critical management assumptions, including estimates of future industry capacity, market demand for ethanol, crush spread, corn, natural gas and other inputs, and operating costs.

As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments.  The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.  The Company adopted the use of the simplified method of calculating the expected term for stock-based grants, as allowed by the SEC Staff Accounting Bulletin No. 110 (“SAB 110”).

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  At March 31, 2009, the Company had accrued asset retirement obligation liabilities of $130,000 and $164,000 for its plants at Wood River and Fairmont, respectively.  At December 31, 2008, the Company had accrued asset retirement obligation liabilities of $129,000 and $162,000 for its plants at Wood River and Fairmont, respectively.

The asset retirement obligations accrued for Wood River relate to the obligations in our contracts with Cargill and Union Pacific Railroad.  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, according to the contract with Union Pacific, the buildings that are built near their land in Wood River may be required at Union Pacific’s request to be removed at the end of our contract with them.  The asset retirement obligations accrued for Fairmont relate to the obligations in our contracts with Cargill and in our water permit with the state of Minnesota.  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator being leased may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, the water permit in Fairmont requires that we secure all above ground storage tanks whenever we discontinue the use of our equipment for an extended period of time in Fairmont.  The estimated costs of these obligations have been accrued at the current net present value of these obligations at the end of an estimated 20 year life for each of the plants.  These liabilities have corresponding assets recorded in Property, Plant and Equipment, which are being depreciated over 20 years.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained.  As the Company has incurred losses since its inception and expects to continue to incur losses for the foreseeable future, it will provide a valuation allowance against all deferred tax assets until it is reasonably assured that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, certificates of deposit, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The fair market value of the Company’s senior debt and notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.  The Company is unable to determine a fair value of its subordinated debt and its note payable to Cargill due to the nature of the relationship between the parties and the Company.  The derivative financial instruments are carried at fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the fair value on the Company’s financial instruments designated as cash flow hedges.  The financial instrument assets or liabilities are recorded at fair value and the changes in the fair value are recorded as other comprehensive income (loss).

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position and results of operations as of March 31, 2009 and 2008 and for the three month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed with the Securities and Exchange Commission March 30, 2009).

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

3.              Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31,	December 31,
	2009	2008

Land and land improvements	$18,887	$18,887
Construction in progress	3,027	1,690
Buildings and improvements	49,138	49,138
Machinery and equipment	238,962	238,918
Office furniture and equipment	5,986	5,982
	316,000	314,615
Accumulated depreciation	(15,836)	(9,265)
Property, plant and equipment, net	$300,164	$305,350

Depreciation expense related to property, plant and equipment was $6,571,000 and $53,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company began depreciating land improvements and its plant assets in September 2008 as construction was considered to be complete at the end of August 2008.  The Company has netted liquidated damages, arising out of completion delays at both plants, of $19.1 million against its plant assets.  The construction retainage amounts included in property, plant and equipment at December 31, 2008 were $5,218,000 related to the Fairmont facility and $4,189,000 related to the Wood River facility. The construction retainage amounts payable as of December 31, 2008 were paid in full in February 2009.

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

For the three months ended March 31, 2009 and 2008, 380,157 shares and 536,975 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding - basic	22,502,474	15,318,904

Potentially dilutive common stock equivalents:
Class B common shares	10,019,330	17,396,686
Restricted stock	68,824	108,502
Stock options	—	11,811
	10,088,154	17,516,999

	32,590,628	32,835,903

Less anti-dilutive common stock equivalents	(10,088,154)	(17,516,999)

Weighted average common shares outstanding - diluted	22,502,474	15,318,904

5.              Long-Term Debt

The following table summarizes long-term debt (in thousands):

	March 31,	December 31,
	2009	2008
Construction loans	$193,664	$181,150
Subordinated debt	19,599	20,595
Working capital loans	19,000	17,000
Notes payable	16,492	16,709
Capital leases	2,484	2,485
	251,239	237,939
Less current portion	(13,529)	(11,588)
Long term portion	$237,710	$226,351

In September 2006, subsidiaries of the LLC (the “Operating Subsidiaries”) entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and must convert into term loans (under the same interest rate structure as the construction loans) no later than June 30, 2009.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. Effective August 29, 2008, the Operating Subsidiaries entered into an amendment to the Senior Debt that permitted them access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity.  Prior to this amendment, the Operating Subsidiaries had access to only $5 million of the working capital line and the ability to disburse their revenues only at the end of each month. As of March 31, 2009, $19.0 million has been borrowed under the working capital loans.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, at September 30, 2011.  Interest rates on Senior Debt (construction loans and working capital loans) are, at management’s option, set at: i)  a Base Rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest is payable quarterly. The weighted average interest rate in effect on the bank borrowings at March 31, 2009 was 3.5%.  Neither the Company nor the LLC is a borrower under the Senior Debt, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

While we have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and payment of principal and interest when due.  In addition, our bank agreement contains standard clauses regarding occurrence of a “material adverse effect,” which is defined very broadly and in such fashion as to be subjective.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited.  These funds are then allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, to be distributed to the Company each month.  The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the borrowing subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont construction projects, the project agreements or the budgets relating to them.  The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants and convert the construction loans to term loans by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.

Minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.  Based on current operating margins and the Company’s liquidity position, it is unlikely that the Company will be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.  Failure to make these payment obligations when they become due would result in events of default under the Senior Debt facility, which, in the case of interest, we would have up to 3 days to cure.  The Company is currently exploring various alternatives to address its liquidity issues however there can be no assurance that the Company will be successful in achieving its objectives.  If the Company is unable to reach an agreement with the senior lenders, raise additional capital, and/or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it would have a material adverse effect on our liquidity and would likely result in our inability to continue as a going concern.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.5 million ($5.8 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at March 31, 2009.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

In September 2006, the LLC entered into a loan agreement with certain Class A unitholders (“Sub Lenders”) providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt was payable quarterly in arrears at a 15.0% annual rate.  The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  A default under our Senior Debt would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.  The Subordinated Debt may be prepaid at any time in whole or in part without penalty.  The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”).  Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to our failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash received by the LLC, as defined in the Waiver and Amendment.

Debt issuance fees and expenses of approximately $5.5 million ($1.6 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at March 31, 2009.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.  All $50.0 million available under the Subordinated Debt was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the proceeds from the initial public offering of the Company’s stock.  This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million in 2007, which represents the pro rata share of the retired debt.

In January 2009, the LLC and Cargill, a related party, entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008.  See Note 9 – Derivative Financial Instruments.  The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008.  Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million.   Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly.  Future payments to Cargill of both principal and interest are contingent upon available cash received by the LLC, as defined.  Cargill will forgive, on a dollar for dollar basis a further $2.8 million as it receives the next $2.8 million of principal payments.  The Cargill Debt is being accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain contingency should be recorded.

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of March 31, 2009.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

The LLC, through its subsidiary that constructed the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The LLC is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge, which also began in the first quarter of 2008.

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt.  The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

The following table summarizes the aggregate maturities of our long term debt as of March 31, 2009 (in thousands):

Remainder of 2009	$11,371
2010	32,606
2011	12,950
2012	12,667
2013	12,607
Thereafter	169,038
Total	$251,239

6.              Tax Increment Financing

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of March 31, 2009 (in thousands):

Remainder of 2009	$298
2010	318
2011	343
2012	370
2013	399
Thereafter	4,456
Total	$6,184

7.              Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through March 31, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

8.              Derivative Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161.  The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures.  We have applied the requirements of SFAS No. 161 on a prospective basis.  Accordingly, disclosure related to interim periods prior to the date of adoption have not been presented.

We use interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate senior bank facility so that the interest payable on a portion of the principal value of the senior bank facility effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income (loss) and the corresponding fair value liabilities are included in the current portion of derivative financial instrument liability in our consolidated balance sheet.  The monthly interest settlements are reclassified from other comprehensive income (loss) to interest expense as they are settled each month.  The full amount of accumulated other comprehensive income (loss) at March 31, 2009 related to these interest rate swaps will be reclassified to the statement of operations over the next twelve months as they expire.

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($1,230,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at March 31, 2009.  The Company made payments under this swap arrangement for the three months ended March 31, 2009 and 2008, totaling $630,000 and $136,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the LLC and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($869,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at March 31, 2009.  The LLC made net payments under this swap arrangement for the three months ended March 31, 2009 totaling $286,000 and received payments under this swap arrangement for the three months ended March 31, 2008 totaling $14,000.  These payments or receipts were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under those contracts.  Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities.  The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedge contracts.  As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable.  See further discussion of the Cargill debt in Note 5 – Long Term Debt.

The effects of derivative instruments on our consolidated financial statements were as follows as of March 31, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	March 31, 2009
(In thousands)	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swap agreements designated as cash flow hedges	Current portion of derivative financial instrument liability	$(2,099)

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2009	March 31, 2009		March 31, 2009

Cash flow hedges:
Interes Rate Swaps	$(275)	$(916)	Interest expense	$—	Other non-operating income

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157.  SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Company’s consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•                  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

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

(in thousands)	March 31,
Level 2	2009
Financial Liabilities:
Interest rate swaps	$(2,099)
Total liabilities	$(2,099)

Total net position	$(2,099)

The fair value of our interest rate swaps are primarily based on the LIBOR index.

9.              Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the LLC:

	Three Months Ended,
(In thousands)	March 31, 2009	March 31, 2008
Stock options	$46	$143
Restricted stock	32	62
Total	$78	$205

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

During the three months ended March 31, 2009, the Company did not issue any stock options under the 2007 Plan.  During the three months ended March 31, 2008 there were 214,025 stock options issued under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three months ended March 31, 2008.    The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience, the expected option term is calculated using the “simplified” method permitted by SAB 110.

The weighted average variables used in calculating fair value for options issued during the three months ended March 31, 2008 are as follows:

Three Months Ended March 31, 2008
Expected stock price volatility	58%
Expected life (in years)	3.7
Risk-free interest rate	2.50%
Expected dividend yield	0.00%
Expected forfeiture rate	5.00%
Weighted average grant date fair value	$4.09

A summary of the status of outstanding stock options at March 31, 2009 and the changes during the three months ended March 31, 2009 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2009	557,700	$7.75
Granted	—	—
Exercised	—	—
Forfeited	(177,543)	8.62
Options outstanding, March 31, 2009	380,157	$7.34	3.7	$—
Options vested or expected to vest at March 31, 2009	309,611	$7.52	3.7	$—	$275,886
Options exercisable, March 31, 2009	163,421	$8.28	3.7	$—

Based on the Company’s closing common stock price of $0.37 on March 31, 2009, there was no intrinsic value related to any stock options outstanding.

Restricted Stock – In the three months ended March 31, 2009, the Company did not grant any shares.

A summary of the restricted stock activity during the three months ended March 31, 2009 is as follows:

		Weighted
		Average	Weighted		Unrecognized
		Grant Date	Average	Aggregate	Remaining
		Fair Value	Remaining	Intrinsic	Compensation
	Shares	per Award	Life (years)	Value	Expense
Restricted stock outstanding, January 1, 2009	76,307	$8.32
Granted	—	—
Vested	(10,000)	6.05
Cancelled or expired	(30,956)	9.94
Restricted stock outstanding, March 31, 2009	35,351	$7.55	3.6	$13,080
Restricted stock expected to vest at March 31, 2009	27,054	$6.84	3.7	$10,010	$120,020

In accordance with SFAS 123(R), the Company recorded $46,000 and $32,000 of non-cash compensation expense during the three months ended March 31, 2009, relating to stock options and restricted stock, respectively.  During the three months ended March 31, 2008, the company recorded $143,000 and $62,000 of non-cash compensation expense relating to stock options and restricted stock, respectively.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over 1.5 and 2.1 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,607,237 shares of common stock available for future grant under our 2007 Plan at March 31, 2009.

10.       Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2009, and March 31, 2008.  At December 31, 2008 and March 31, 2009, the Company recognized a tax receivable of $305,000, related to expected tax refunds.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,
	March 31, 2009	March 31, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%
	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	March 31,	December 31,
	2009	2008
Deferred tax assets:
Capitalized start up costs	$4,436	$4,528
Net unrealized loss on derivatives	233	712
Net operating loss carryover	29,526	20,993
Other	1,013	779
Deferred tax asset	35,208	27,012
Valuation allowance	(20,802)	(18,412)

Deferred tax liabilities:
Property, plant and equipment	(14,406)	(8,600)
Deferred tax liabilities	(14,406)	(8,600)

Net deferred tax asset	$—	$—

Current tax receivable	$305	$305

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

As of March 31, 2009, the net operating loss carryforward is $80.0 million, which will begin to expire if not used by December 31, 2028.   The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.       Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  No funds were contributed to the plan in the three months ended March 31, 2009.  Approximately $28,000 of employee deferrals was contributed to the plan in the three months ended March 31, 2008.  These funds incurred a loss in value of $2,600, and $3,500 in the three months ended March 31, 2009 and 2008, respectively.  These deferrals have been recorded as other assets and other non-current liabilities on the consolidated balance sheet at March 31, 2009 and December 31, 2008.

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the LLC are discretionary.  There were no contributions by the LLC to the plan for the three months ended March 31, 2009 or 2008.

12.       Commitments and Contingencies

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

Subsidiaries of the LLC entered into agreements to lease a total of 875 railroad cars.  Pursuant to these lease agreements, which began in the second quarter of 2008, these subsidiaries will pay an average of approximately $7.4 million per year for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters.  Rent expense is being recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at March 31, 2009 are as follows (in thousands):

Remainder of 2009	$6,429
2010	10,139
2011	9,678
2012	9,504
2013	9,464
Thereafter	58,536
Total	$103,750

Rent expense recorded for the three months ended March 31, 2009 and March 31, 2008, totaled $2,427,000 and $32,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  As part of the EPC contracts, the subsidiaries of the LLC were permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  Substantial completion was attained at both plants in December 2008.  The subsidiaries of the LLC entered into settlement agreements with TIC, effective December 11, 2008, that settled certain outstanding issues between the parties under the terms of the EPC contracts.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage in the consolidated balance sheets at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement.  The $9.4 million of construction retainage was paid to TIC in February 2009.  At March 31, 2009 and December 31, 2008, property, plant and equipment related to the EPC contracts totals $248.9 million, which is net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.  To ensure that the plants are reliable and safe up to their nameplate capacities, it is estimated as of March 31, 2009 that an additional $4 million will be spent by the subsidiaries of the LLC on plant infrastructure and other requirements.

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

At March 31, 2009, the LLC had committed, through its subsidiaries, to purchase 6,205,000 bushels of corn to be delivered between April 2009 and March 2010 at our Fairmont location, and 8,424,000 bushels of corn to be delivered between April 2009 and December 2010 at our Wood River location.  These purchase commitments represent 15% and 11% of the projected corn purchases during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

At March 31, 2009 the Company had committed through its Fairmont plant subsidiary to purchase 1,000 Mmbtu of natural gas per day starting April 1, 2009 through June 30, 2009.  This purchase commitment represents 10% of the projected natural gas purchases for the Fairmont plant during the period.  The price of the gas will be based on the local gas index in effect at the first of the month of scheduled delivery plus an additional $0.0425 per Mmbtu.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

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

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13.       Noncontrolling Interest

We have retrospectively applied the presentation requirements of SFAS 160 to our prior year balances in our consolidated financial statements. Noncontrolling interest consists of equity issued to members of the LLC. Under its original LLC agreement, the LLC was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered “profits interests” for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the LLC’s equity units were converted to one class of LLC equity upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 membership units and Class B common shares. Each newly issued LLC unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

Exchange of LLC Units

LLC units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

Membership interests and Class B common shares outstanding at initial public offering, June 2007	17,957,896

Membership interests and Class B common shares exchanged in 2007	(561,210)

Membership interests and Class B common shares exchanged in 2008	(7,314,438)

Membership interests and Class B common shares exchanged in 2009	(257,221)

Remaining membership interests and Class B shares at March 31, 2009	9,825,027

Prior to its initial public offering, the Company owned 28.9% of the Class A Units of the LLC. At March 31, 2009, the Company owned 69.9% of the LLC units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged into the Company’s common stock.

The exchanges of LLC units for common stock prior to January 1, 2009 were accounted for as acquisitions of minority interests in accordance with SFAS No. 141, Business Combinations.  Under SFAS No. 141, the common stock was recorded based on the market value at the date of issuance while minority interest was eliminated based on its book value at the date of the exchange.  Beginning on January 1, 2009, the Company adopted the provisions of SFAS No. 160, whereby all exchanges of LLC units for Company common stock will be accounted for as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp for the three months ended March 31, 2009 and 2008:

Net Loss Attributable to BioFuel Energy Corp. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended
	March 31, 2009	March 31, 2008

Net loss attributable to BioFuel Energy Corp.	$(7,710)	$(1,778)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s paid-in capital for issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	314	—
Net transfers (to) from noncontrolling interest	314	—
Change from net loss attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(7,396)	$(1,778)

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

True Up Agreement

At the time of formation of the LLC, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. (“Greenlight”) and Third Point LLC (“Third Point”). Certain management members and affiliates of Greenlight and Third Point agreed to exchange LLC membership interests, shares of common stock or cash at a future date, referred to as the “true-up date”, depending on the Company’s performance. This provision functions by providing management with additional value if the Company’s value improves and by reducing management’s interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increases from the time of the initial public offering to the “true-up date”, the management members will be entitled to receive LLC membership interests, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the “true-up date” or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive LLC membership interests or shares of common stock from the management members.

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering. On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership interests exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership interests held by the management members at the time of the offering is greater than the number of membership interests the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership interests or an equivalent number of shares of common stock. Conversely, if the number of LLC membership interests the management members held at the time of the offering is less than the number of membership interests the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership interests in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J.  Edelman may be required to deliver up to 100% of his membership interests, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions.   You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2008 or in other documents we have filed with the Securities and Exchange Commission.

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota.  In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity of 115 million gallons per year (“Mmgy”), based on the maximum amount of permitted denaturant.  During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008.   From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive contractual relationship.  The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  At each location, Cargill, has a strong local presence and owns adjacent grain storage facilities.  Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.  In addition, we lease grain storage and handling facilities adjacent to our plants from affiliates of Cargill.

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We may use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources;—Cargill debt agreement,” and “Quantitative and Qualitative Disclosures about Market Risk,” elsewhere in this report.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets.  The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

The operating subsidiaries of the LLC, or the Operating Subsidiaries, entered into engineering, procurement and construction or EPC contracts with The Industrial Company — Wyoming or TIC for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  The Operating Subsidiaries of the LLC entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of constructing the plants.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement and was paid to TIC in February 2009.  At March 31, 2009, property, plant and equipment related to the EPC contracts was $248.9 million, net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.  As of March 31, 2009 the Company estimated that an additional $4 million will be spent by the Operating Subsidiaries on plant infrastructure and other requirements to permit the plants to be operated safely and reliably at their nameplate capacities.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.2 million during the three months ended March 31, 2009, primarily resulting from poor operating margins due to the relative prices of corn and ethanol.  We continue to suffer operating losses in the second quarter of 2009 due to poor operating margins.  The Company’s liquidity position continues to decline as a result of these losses.  In addition, under the terms of the Company’s senior debt facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.   Based on current operating margins and the Company’s liquidity position, it is unlikely that the Company will be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.  Failure to make these payment obligations when they become due would result in events of default under the senior debt facility, which, in the case of interest, we would have up to 3 days to cure.  We have initiated a company-wide business restructuring plan to reduce costs and are currently exploring various alternatives to address our liquidity issues.  These include: (i) reducing operating expenses through headcount reductions or operating efficiency initiatives; (ii) reducing the cost of various inputs and services by renegotiating the terms of supply and service agreements, including our agreements with Cargill; (iii) seeking forbearance or some other accommodation from our lenders; (iv) seeking new capital, either from new or existing investors or (v) some combination of the foregoing or other measures. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity.  If the Company is unable to reach an agreement with the lenders under our senior debt facility, raise additional capital, and/or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it would have a material adverse effect on our liquidity and would likely result in our inability to continue as a going concern, and could force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

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

Corn is our most significant raw material cost.  Historically, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply for corn and for other agricultural commodities for which it may be substituted, such as soybeans. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

At March 31, 2009, the Company owned 69.9% of the LLC and the remainder was owned by our founders and some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 30.1% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.

The Company’s plants located in Wood River, Nebraska and Fairmont, Minnesota, commenced start-up and began commercial operations in late June 2008.  Because of this, there were no net sales, cost of goods sold, or gross profit (loss) for the three months ended March 31, 2008 for comparison purposes.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations (no percentages are provided for the three months ended March 31, 2008 due to the Company not having any net sales during such periods):

	Three Months Ended March 31,
	2009		2008
		(unaudited) (dollars in thousands)
Net sales	$97,494	100.0%	$—
Cost of goods sold	102,565	105.2	—
Gross loss	(5,071)	(5.2)	—
General and administrative expenses	2,642	2.7	4,102
Operating loss	(7,713)	(7.9)	(4,102)
Other income (expense), net	(3,465)	(3.6)	526

Net loss	$(11,178)	(11.5)	$(3,576)

The following table sets forth key operational data for the three months ended March 31, 2009 that we believe are important indicators of our results of operations (no data exists for the three months ended March 31, 2008 as our ethanol plants were not operational until June 2008):

Three Months Ended March 31,
2009
(unaudited)

Ethanol sold (gallons, in thousands)	55,061
Dry distillers grains sold (tons, in thousands)	119.8
Wet distillers grains sold (tons, in thousands)	104.2
Average FOB price of ethanol sold (per gallon)	$1.46
Average FOB price of dry distillers grains sold (per ton)	$119.25
Average FOB price of wet distillers grains sold (per ton)	$37.57
Average corn cost (per bushel)	$3.66

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, there are no net sales, cost of goods sold, or gross profit (loss) for the three months ended March 31, 2008 for comparison purposes.

Cost of goods sold and gross loss:  Cost of goods sold was $102,565,000 for the three months ended March 31, 2009 which resulted in a gross loss of $5,071,000 for the three months ended March 31, 2009.  Cost of goods sold included $72,030,000 for corn, $7,617,000 for natural gas, $1,488,000 for denaturant, $2,871,000 for electricity, $5,172,000 for chemicals and enzymes, $7,116,000 for general operating expenses, and $6,267,000 for depreciation.  Our cost of goods sold was higher in relation to revenues primarily due to the cost of corn per gallon of ethanol increasing at a rate greater than the price of ethanol that is, the crush spread narrowed.

General and administrative expenses:  General and administrative expenses decreased $1,460,000 or 35.6%, to $2,642,000 for the three months ended March 31, 2009, compared to $4,102,000 for the three months ended March 31, 2008.  The decrease was primarily due to a decrease in compensation expense of $953,000 and other expense of $507,000.   Of the $953,000 decrease in compensation expense, $683,000 was attributable to plant employees who began working and training at the plants in early 2008.  As the plants did not begin commercial operation until June 2008, the plant employees’ compensation costs were included in general and administrative expenses for the three months ended March 31, 2008 while the plant employees’ costs are included in cost of goods sold for the three months ended March 31, 2009.  Of the $507,000 decrease in other expense, $354,000 was attributable to expenses at the plants.  As the plants did not begin commercial operation until June 2008, all start-up costs were included in general and administrative expenses until that time.  Subsequent to June 2008, plant costs are now included in cost of goods sold.

Other income (expense):  Interest income decreased $492,000 or 93.5%, to $34,000 for the three months ended March 31, 2009, compared to $526,000 for the three months ended March 31, 2008.  The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

Interest expense was $3,501,000 for the three months ended March 31, 2009, compared to zero for the three months ended March 31, 2008, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.

Noncontrolling Interest.  The net loss attributable to the noncontrolling interest increased $1,670,000 to $3,468,000 for the three months ended March 31, 2009, compared to $1,798,000 for the three months ended March 31, 2008.  The increase was attributable to the Company’s loss before noncontrolling interest increasing from $3,576,000 for the three months ended March 31, 2008 to $11,178,000 for the three months ended March 31, 2009, offset by the decrease in the percentage ownership of the noncontrolling interest from 53.2% at March 31, 2008 to 30.1% at March 31, 2009.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during three months ended March 31, 2009 and March 31, 2008 are summarized below (in thousands):

	For the Three Months Ended,
	March 31, 2009	March 31, 2008

Cash provided by (used in):
Operating activities	$(6,752)	$(2,181)
Investing activities	(10,802)	(42,486)
Financing activities	13,061	40,015
Net increase (decrease) in cash and equivalents	$(4,493)	$(4,652)

Cash used in operating activities.  Net cash used in operating activities was $6,752,000 for the three months ended March 31, 2009, compared to $2,181,000 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, the amount was primarily comprised of a net loss of $11,178,000 offset by non-cash depreciation and amortization charges of $6.9 million. For the three months ended March 31, 2008, the amount was primarily comprised of a net loss of $3,576,000, offset by changes in working capital, largely related to the timing of payments on our current liabilities.

Cash used in investing activities.  Net cash used in investing activities was $10,802,000 for the three months ended March 31, 2009, compared to $42,486,000 for the three months ended March 31, 2008.  The cash used during the three months ended March 31, 2009 was primarily for payment of the construction retainage on the Wood River and Fairmont ethanol plants, and during the three months ended March 31, 2008, the cash used was primarily for capital expenditures related to the construction of the Wood River and Fairmont ethanol plants.  The decrease between the three months ended March 31, 2008 and 2009 was a result of the construction being largely completed by the end of 2008, with only a few construction projects in 2009.

Cash provided by financing activities.  Net cash provided by financing activities was $13,061,000 for the three months ended March 31, 2009, compared to $40,015,000 for the three months ended March 31, 2008.  For the three months ended March 31, 2009 the amount was primarily comprised of $2,000,000 of borrowings under the Company’s working capital facility and $12,514,000 of proceeds under its construction loan facilities, which were offset by $1,233,000 in payments of Subordinated Debt and $218,000 in payments of notes payable and capital leases.  For the three months ended March 31, 2008 the amount was primarily comprised of $42,000,000 in borrowings under the Company’s construction facilities offset by $1,909,000 in payments for treasury stock purchases.

Our principal sources of liquidity at March 31, 2009 consisted of cash and equivalents and available borrowings under our bank facilities as summarized in the following table (in thousands).

March 31, 2009
Cash and equivalents	$7,806
Working capital	15,315
Working capital loan availability	1,000
Construction loan availability	16,336

Our principal liquidity needs are expected to be funding our operations, funding remaining construction costs, debt service requirements of our indebtedness, and general corporate purposes.  Our construction loan availability will be utilized to fund a debt service reserve of $10.8 million, and fund remaining construction costs of $4.0 million.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan pursuant to which the repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through March 31, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are held as treasury stock.  As of March 31, 2009, there were no plans to repurchase any additional shares.

Construction

In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants.   During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008.  We entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of construction.  Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement, and was paid to TIC in February 2009 with borrowings under our existing bank facility.  As of March 31, 2009, the Company estimated that an additional $4 million will be spent on plant infrastructure and other construction requirements to permit the plants to be operated safely and reliably at their nameplate capacities, and will be funded with borrowings under the existing bank facility.

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

To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds from our initial public offering and concurrent private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction and operation of both facilities.  As of March 31, 2009, we had outstanding borrowings of $193.7 million under our construction loan facility, $19.0 million under the working capital facility, and $19.6 million under our subordinated debt facility.

Tax and our tax benefit sharing agreement

As a result of future exchanges of membership interests in the LLC for shares of our common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through March 31, 2009. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership interests in the LLC for shares of our common stock.  At the current trading price, which was $1.45 as of May 11, 2009, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

The bank facility consists of $210.0 million of non-amortizing construction loans, which will convert into term loans amortizing in an amount equal to $3,150,000 per quarter and maturing in September 2014, if certain conditions precedent are satisfied prior to June 30, 2009, which we expect to occur.  The construction loans otherwise mature on June 30, 2009. Once repaid, the construction loans may not be re-borrowed in whole or in part.

The bank facility also includes working capital loans of up to $20.0 million, a portion of which is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants.  Effective August 29, 2008, the Operating Subsidiaries entered into an amendment to the bank facility which permitted them access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity.  Prior to this amendment, the Operating Subsidiaries had access to only $4 million of their working capital line and the ability to disburse their revenues only at the end of each month.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011.  As of March 31, 2009 we had borrowings of $19.0 million under the working capital loans.

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

Interest rates on each of the loans under the bank facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the bank borrowings at March 31, 2009 was 3.5%.

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

The terms of the bank facility also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.  In addition, our bank agreement contains standard clauses regarding occurrence of a “material adverse effect,” which is defined very broadly and in such fashion as to be subjective.  In the event our banks should determine that a “material adverse effect” has occurred, we could be placed in default.  Minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.  Based on current operating margins and the Company’s liquidity position, it is unlikely that the Company will be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.  Failure to make these payment obligations when they become due would result in events of default under the bank facility, which, in the case of interest payments, we would have up to 3 days to cure.  The Company is currently exploring various alternatives to address its liquidity issues however there can be no assurance that the Company will be successful in achieving its objectives.  If the Company is unable to reach an agreement with the lenders under our senior debt facility, raise additional capital, and/or is unable to generate sufficient liquidity from its operations to satisfy its obligations, it would have a material adverse effect on our liquidity and would likely result in our inability to continue as a going concern, and could force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

We are required to pay certain fees in connection with our bank facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees. During the three months ended March 31, 2009 we incurred $30,000 in commitment fees.

Debt issuance fees and expenses of approximately $8.5 million ($5.8 million, net of accumulated amortization) have been incurred in connection with the bank facility through March 31, 2009.  These costs have been deferred and are being amortized over the term of the bank facility, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets. During the three months ended March 31, 2009, we amortized $361,000 in debt issuance costs to interest expense.

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

All $50.0 million available under the subordinated debt agreement was borrowed in the first six months of 2007. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the initial public offering proceeds.  This resulted in accelerated amortization of deferred fees of approximately $3.1 million, which represents the fees relating to the pro rata share of the retired debt.  The Company retired an additional $1.2 million of its subordinated debt in January 2009.

The LLC did not make the scheduled quarterly interest payments which were due on September 30, 2008 and December 31, 2008.  Under the terms of the subordinated debt, the failure to pay interest when due is an event of default.    In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the loan agreement.  Under the waiver and amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the subordinated debt lenders waived the defaults and any associated penalty interest relating to our failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC.

Debt issuance fees and expenses of approximately $5.5 million ($1.6 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through March 31, 2009.  Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

Cargill debt agreement

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under these contracts.  Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities.  In January 2009, the LLC and Cargill entered into an agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to these hedging losses.  The agreement with Cargill required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008.  Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million.   Effective December 1, 2008, interest on the Cargill debt began accruing at a 5.0% annual rate compounded quarterly.  Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the agreement.  Cargill will forgive, on a dollar for dollar basis, a further $2.8 million as it receives the next $2.8 million of principal payments.  The Cargill debt is being accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  As the future cash payments specified by the terms exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain contingency should be recorded.

Capital lease

The LLC, through its subsidiary that constructed the Fairmont plant, entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant.  The LLC is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement.  This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements.  The agreement also includes a $25,000 monthly minimum energy charge that also began in the first quarter of 2008.

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites.  The subsidiaries of the LLC that constructed the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have a fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.

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

Letters of credit

The Company had obtained four letters of credit, for a total of approximately $4.0 million outstanding, as of March 31, 2009.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

Off-balance sheet arrangements

Except for our operating leases discussed in Note 12 to the consolidated financial statements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of critical accounting policies and significant estimates

The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States.  Note 2 to these financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  At both March 31, 2009 and December 31, 2008, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1 to the consolidated financial statements.  We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144.

As a result of this impairment evaluation, it was determined that the future cash flows expected to be generated from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.  However, in the event that high corn prices relative to low ethanol prices (e.g., a reduced “crush spread”) persist for an extended period, the Company may be required to record an impairment in the future.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors.  Ethanol prices are extremely volatile.  From April 1, 2007 to March 31, 2009, the ethanol CBOT prompt month prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.94 per gallon in June 2008 and averaged $2.03 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins.  The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain are sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors.  Using an average corn price of $4.00 per bushel, we estimate that corn will represent approximately 79% of our operating costs.  Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November.  From April 1, 2007 to March 31, 2009 the CBOT prompt month price of corn has fluctuated from a low of $3.09 per bushel in December 2008 to a high of $7.55 per bushel in June 2008 and averaged $4.48 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers.  Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors.  Using an average corn price of $4.00 per bushel and an average price of $3.75 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 6% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.  From April 1, 2007 to March 31, 2009, the Nymex prompt month price of natural gas has fluctuated from a low of $3.63 per Mmbtu in March 2009 to a high of $13.58 per Mmbtu in July 2008 and averaged $7.69 per Mmbtu during this period.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure, provided we have the financial resources to do so.  Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so.  Our objective would be to hedge between 60% and 75% of our commodity price exposure on a rolling 12 to 24 month basis when a positive margin can be assured. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements.  While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and very illiquid, and we do not believe a futures market for distillers grain currently exists.  Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas, there is a limited ability to do this against the current forward or futures market for ethanol and corn.   Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets.  Due to the Company’s limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company is limited in its ability to hedge with third-party brokers.  We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all.  As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for the last nine months of 2009.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of March 31, 2009, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk.  Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last nine months of 2009.

	Volume Requirements	Units	Price per Unit at March 31, 2009	Hypothetical Adverse Change in Price	Change in Nine months ended 12/31/09 Pre-tax Income
	(in millions)				(in millions)

Ethanol	179.2	Gallons	1.46	10%	$(26.2)
Corn	63.8	Bushels	3.97	10%	$(25.3)
Natural Gas	5.5	Mmbtu	3.38	10%	$(1.9)

At March 31, 2009 the Company had committed through its Fairmont plant subsidiary to purchase 1,000 Mmbtu of natural gas per day starting April 1, 2009 through June 30, 2009.  The price of the gas will be based on the local gas index in effect at the first of the month of scheduled delivery plus an additional $0.0425 per Mmbtu.

We believe that managing our commodity price exposure has the potential to reduce the volatility implicit in a commodity-based business. However, it may also tend to reduce our ability to benefit from favorable commodity price changes.  Hedging arrangements also expose us to risk of financial loss if the counterparty defaults or in the event of extraordinary volatility in the commodities markets.  Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated.  In the third quarter of 2008, corn prices pulled back sharply resulting in the Company realizing significant losses on its hedge contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement” elsewhere in this report.

We are subject to interest rate risk in connection with our bank facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, the LLC, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65% payable by the LLC, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the LLC, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the LLC’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  As of March 31, 2009, we had borrowed $212.7 million under our bank facility.  After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our bank facility would result in an increase of $102,000 on our annual interest expense.

At March 31, 2009, we had $7.8 million of cash and equivalents invested in money market mutual funds held at two financial institutions, which is in excess of FDIC insurance limits.  We also had certificates of deposit for $4.0 million held at two financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company made the following changes to improve our internal control over financial reporting: (1) duties were further segregated within the accounting and operations teams to provide added controls over process, (2) key spreadsheets have been identified and documented and access to those spreadsheets restricted, and (3) policies and procedures have been further documented.

PART II.  OTHER INFORMATION

ITEM 1A.                                           RISK FACTORS

The Company included in its Annual Report on Form 10-K for the year ended December 31, 2008 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (See Part I, Item 1A “Risk Factors” in our Form 10-K).  The Risk Factors as included in our Form 10-K are updated by the risk factors described below.  You should carefully consider these risks, and the risks described in our Form 10-K, as well as other information contained in this Form 10-Q, including “Management’s discussion and analysis of financial condition and results of operations”.  Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.  These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our operating margins have not improved since our auditors expressed substantial doubt about our ability to continue as a going concern, and we may not be able to meet certain debt service obligations.

In connection with its year-end audit of our annual financial statements, our independent auditor assesses whether a statement should be included in its audit report regarding the existence of substantial doubt related to our ability to continue as a going concern.  Our auditors issued an opinion on our consolidated financial statements for the fiscal year ended December 31, 2008, which was included with our Annual Report on Form 10-K, that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.2 million during the three months ended March 31, 2009, primarily due to poor operating margins.  We continue to suffer operating losses in the second quarter of 2009 as the price of a gallon of ethanol relative to the cost of the corresponding amount of corn required to produce it (known as the “crush spread”) has not improved.  The Company’s liquidity position continues to decline as a result of these losses.  In addition, under the terms of the Company’s bank facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.   Based on current operating margins and the Company’s liquidity position, it is unlikely that the Company will be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.

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

In the event that our margins do not improve, or we are unable to raise additional capital, and/or we are otherwise unable to generate sufficient cash flow from operations, it is unlikely that we would be able to pay principal and interest on our debt. This would result in an event of default under our bank facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to curtail operations or cease operating altogether, which would likely result in our inability to continue as a going concern and could force us to seek relief through a filing under the U.S. Bankruptcy Code. Our liquidity and ability to continue as a going concern could also be impacted by any number of other unforeseen material adverse developments in the commodities markets or our operations.

We have incurred a significant amount of indebtedness to construct our facilities and to operate our business, virtually all of which is secured by our assets, and which could have significant adverse affects on our financial condition.

We expect to borrow a total of approximately $230 million of bank debt in order to finance the construction, operations and financing costs of our two ethanol facilities, of which $212.7 million, including $19 million for working capital, was borrowed as of March 31, 2009. In addition, we have incurred $19.6 million in subordinated debt, $14.4 million in debt payable to Cargill, $6.2 million of tax increment financing, and $4.6 million in other notes payable and capital leases. We may also borrow additional amounts in order to provide additional working capital or to finance capital improvements or other operational requirements.

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

•                                          increase our vulnerability to adverse general economic, market or industry conditions;

•                                          restrict us from expanding our current facilities, building new facilities or exploring business opportunities; and

•                                          place us at a competitive disadvantage relative to competitors, including those competitors who are successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code, that have less debt or greater financial resources.

Under the terms of our bank facility, minimum quarterly principal payments of $3,150,000 are scheduled to begin on June 30, 2009.   Based on current operating margins and the Company’s liquidity position, the Company may not be able to generate sufficient cash flow to make principal and interest payments when they become due during 2009.  Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to our crush spread as well as general economic, competitive, legislative and regulatory factors and other factors that are beyond our control.  During our limited period of operations we have been unable to generate positive cash flow, most recently due to the narrow crush spread experienced in the commodities markets.  If this continues, we may not be able to generate enough cash flow from operations or obtain enough capital to service our debt, finance our business operations or fund our planned capital expenditures.  If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.  If we are unable to do so, we would likely be required to curtail operations or cease operating altogether, which would likely result in our inability to continue as a going concern and could force us to seek relief through a filing under the U.S. Bankruptcy Code.

Although we have completed significant borrowing under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under our bank facility without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing. In addition, our bank facility agreement contains standard clauses regarding occurrence of a ‘‘material adverse effect,’’ which is defined very broadly and in such fashion as to be subjective. In the event our banks should determine that a ‘‘material adverse effect’’ has occurred, they could declare us in default and accelerate payment of all principal and interest due, or prevent us from borrowing additional funds under the bank facility.

A default under our bank facility would also constitute a default under our subordinated debt and would entitle both the senior lenders and the subordinated lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation.  In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

We face intense competition for qualified personnel to operate our ethanol plants, and competition for raw materials, particularly from competitors who may operate in proximity to our plants.

Our success depends in part on our ability to attract and retain competent personnel.  For each of our plants, we must hire and retain qualified managers, engineers and operations and other personnel, which can be challenging in a rural community.  Competition for both managers and plant employees in the ethanol industry can be intense. Although we have hired substantially all of the personnel necessary to operate our plants, we may not be able to retain qualified personnel.  If we are unable to hire and retain productive and competent personnel, our strategy may be adversely affected and we may not be able to efficiently operate our ethanol plants as planned.

In November, 2008, VeraSun Energy Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. VeraSun subsequently announced that seven of its ethanol plants were to be sold to Valero Renewable Fuels, a division of Valero Energy, a producer and retailer of gasoline, as a result of an auction process conducted under the auspices of the bankruptcy court.  On April 1, 2009, the parties closed on the sale of five of the subject plants, including one located near Welcome, Minnesota, approximately six miles from our Fairmont plant.   The Welcome plant was not being operated by VeraSun prior to the sale.   In order to staff the Welcome plant, we believe that Valero may seek to hire a number of our employees or managers and, in order to retain such employees and managers, we may have to offer them increased wage rates or salaries, enhanced benefits or other inducements.  Two plants in such close proximity could also lead to increases in the price of corn or shortages of availability of corn in the area.  This competition from Valero may have a negative impact on the operating margins at the Fairmont plant, which may have a negative effect on the Company’s overall profitability.

Our common stock could be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market under the symbol ‘‘BIOF.’’ The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, we may receive a Nasdaq Staff Determination Letter informing us that we must regain compliance with listing requirements or face delisting. However, given the recent extraordinary market conditions, on October 16, 2008, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission to implement the suspension of enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009.  On December 19, 2008, Nasdaq issued a revised rule extending suspension of the rule until April 20, 2009.  As a result of this suspension, even if our common stock continues to trade at a bid price below $1.00, the Company does not expect to receive a Nasdaq Staff Determination Letter prior to expiration of the thirty trading-day period commencing after April 20, 2009, which would be on or about June 2, 2009.  As of the date of this Report, Nasdaq had not issued a further extension of this revised rule.

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

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

The LLC did not make the scheduled quarterly interest payments which were due with respect to our subordinated debt on September 30, 2008 and December 31, 2008.  Under the terms of the subordinated debt, the failure to pay interest when due is defined as an Event of Default, which Event of Default carried over into the first quarter of 2009.  Under the terms of a waiver and amendment agreement entered into by the LLC and the subordinated debt lenders dated as of January 14, 2009, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the lenders waived the Event of Default and any associated penalty interest relating to the September 30, 2008 and the December 31, 2008 quarterly interest payments, and the Event of Default was cured retroactive to December 1, 2008.   See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Subordinated Debt agreement” included elsewhere in this Report.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K March 23, 2009)

10.1	Waiver and Amendment Agreement dated as of January 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2009).

10.2	Cargill Agreement dated as of January 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 20, 2009).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: May 15, 2009	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: May 15, 2009	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s’ Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009)

10.1	Waiver and Amendment Agreement dated as of January 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2009).

10.2	Cargill Agreement dated as of January 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 20, 2009).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2009.