Form 10-Q
period 2009-06-30
BioFuel Energy Corp.
filed 2009-08-14
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 7, 2009: 25,235,497, exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2008 (filed with the Securities and Exchange Commission on March 30, 2009).

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and equivalents	$4,574	$12,299
Accounts receivable	21,887	16,669
Inventories	11,445	14,929
Certificates of deposit	4,033	—
Prepaid expenses	1,399	2,153
Restricted cash	—	612
Other current assets	460	203
Total current assets	43,798	46,865
Property, plant and equipment, net	294,546	305,350
Certificates of deposit	—	4,015
Debt issuance costs, net	7,194	7,917
Restricted cash	1,006	1,003
Other assets	57	574
Total assets	$346,601	$365,724

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,293	$11,274
Construction retainage	—	9,407
Current portion of long-term debt	235,683	11,588
Current portion of derivative financial instrument	1,466	2,658
Current portion of tax increment financing	408	298
Other current liabilities	1,424	2,932
Total current liabilities	246,274	38,157
Long-term debt, net of current portion	17,831	226,351
Tax increment financing, net of current portion	5,632	5,887
Derivative financial instrument, net of current portion	—	83
Other non-current liabilities	779	487
Total liabilities	270,516	270,965

Commitments and contingencies

BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 25,235,497 shares outstanding at June 30, 2009 and 23,318,636 shares outstanding at December 31, 2008	252	233
Class B common stock, $0.01 par value; 50.0 million shares authorized and 8,149,431 shares outstanding at June 30, 2009 and 10,082,248 shares outstanding at December 31, 2008	81	101
Less common stock held in treasury, at cost, 809,606 shares at June 30, 2009 and December 31, 2008	(4,316)	(4,316)
Additional paid-in capital	136,372	134,360
Accumulated other comprehensive loss	(991)	(2,741)
Accumulated deficit	(61,191)	(46,947)
Total BioFuel Energy Corp. stockholders’ equity	70,207	80,690
Noncontrolling interest	5,878	14,069
Total equity	76,085	94,759
Total liabilities and stockholders’ equity	$346,601	$365,724

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$106,464	$292	$203,958	$292
Cost of goods sold	107,307	255	209,872	255
Gross income (loss)	(843)	37	(5,914)	37
General and administrative expenses:
Compensation expense	1,580	2,988	3,084	5,445
Other	2,652	5,409	3,790	7,054
Operating loss	(5,075)	(8,360)	(12,788)	(12,462)
Other income (expense):
Interest income	27	325	61	851
Interest expense	(3,937)	—	(7,438)	—
Other non-operating income (expense)	(3)	338	(1)	338
Unrealized gain on derivative financial instruments	—	10,080	—	10,080
Income (loss) before income taxes	(8,988)	2,383	(20,166)	(1,193)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(8,988)	2,383	(20,166)	(1,193)
Less: Net loss (income) attributable to the noncontrolling interest	2,454	(1,435)	5,922	363
Net income (loss) attributable to BioFuel Energy Corp. common shareholders	$(6,534)	$948	$(14,244)	$(830)

Income (loss) per share - basic attributable to BioFuel Energy Corp. common shareholders	$(0.28)	$0.06	$(0.62)	$(0.05)
Income (loss) per share - diluted attributable to BioFuel Energy Corp. common shareholders	$(0.28)	$0.03	$(0.62)	$(0.05)

Weighted average shares outstanding
Basic	23,335	15,223	22,921	15,271
Diluted	23,335	32,656	22,921	15,271

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

								Accumulated
			Class B			Additional		Other		Total
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$68,799	$190,470

Stock based compensation	—	—	—	—	—	682	—	—	—	682
Exchange of Class B shares to common	7,314,438	73	(7,314,438)	(73)	—	3,269	—	—	(11,468)	(8,199)
Issuance of restricted stock, (net of forfeitures)	10,074	—	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	—	(2,276)
Comprehensive loss:	—
Hedging settlements	—	—	—	—	—	—	—	1,098	—	1,098
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	(2,889)	—	(2,889)
Net loss	—	—	—	—	—	—	(40,865)	—	(43,262)	(84,127)

Total comprehensive loss										(85,918)
Balance at December 31, 2008	23,318,636	233	10,082,248	101	(4,316)	134,360	(46,947)	(2,741)	14,069	94,759

Stock based compensation	—	—	—	—	—	217	—	—	—	217
Exchange of Class B shares to common	1,932,817	20	(1,932,817)	(20)	—	1,794	—	—	(1,794)	—
Issuance of restricted stock, (net of forfeitures)	(15,956)	(1)	—	—	—	1	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	1,331	523	1,854
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	419	(998)	(579)
Net loss	—	—	—	—	—	—	(14,244)	—	(5,922)	(20,166)

Total comprehensive loss										(18,891)
Balance at June 30, 2009	25,235,497	$252	8,149,431	$81	$(4,316)	$136,372	$(61,191)	$(991)	$5,878	$76,085

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(20,166)	$(1,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative instruments	—	(10,080)
Stock based compensation expense	217	521
Depreciation and amortization	13,960	127
Changes in operating assets and liabilities:
Accounts receivable	(5,218)	(291)
Inventories	3,484	(28,082)
Prepaid expenses	754	55
Accounts payable	(3,981)	1,901
Other current liabilities	(1,508)	1,552
Other assets and liabilities	1,639	(1,659)
Net cash used in operating activities	(10,819)	(37,149)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(11,757)	(43,465)
Purchase of certificates of deposit	(18)	(1,835)
Net cash used in investing activities	(11,775)	(45,300)

Cash flows from financing activities
Proceeds from issuance of debt	16,708	68,000
Repayment of debt	(1,233)	—
Proceeds from issuance of notes payable	74	—
Payment of notes payable and capital leases	(449)	—
Repayment of tax increment financing	(228)	(369)
Funding of debt services reserves	(3)	—
Payment of debt issuance costs	—	(122)
Purchase of treasury stock	—	(2,276)
Net cash provided by financing activities	14,869	65,233
Net decrease in cash and equivalents	(7,725)	(17,216)
Cash and equivalents, beginning of period	12,299	55,987

Cash and equivalents, end of period	$4,574	$38,771

Cash paid for taxes	$11	$305

Cash paid for interest	$7,015	$6,693

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$116	$3,481
Additions to property, plant and equipment financed with notes payable and capital lease	$66	$5,277
Additions to debt and deferred offering costs unpaid during period	$—	$1

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

At June 30, 2009, the Company owned 75% of the LLC membership units with the remaining 25% owned by the historical equity investors of the LLC.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 8,149,431 membership interests in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  The Class B common stock will be retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at June 30, 2009 and December 31, 2008 was approximately $354.2 million and $373.6 million, respectively, and such assets are collateral for the LLC’s obligations. Our bank facility imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

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

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9.0 million and $20.2 million during the three and six months ended June 30, 2009, respectively, primarily resulting from poor operating margins due to the relative prices of corn and ethanol.  In addition, on June 30, 2009, as a result of a continuing dispute with BNP Paribas and the other lenders under the senior secured credit facility (“Senior Debt facility”) entered into by certain subsidiaries of the LLC (the “Operating Subsidiaries”) and such lenders, the entire outstanding amount of construction loans under the Senior Debt facility became due and payable.  As part of the continuing dispute, the Operating Subsidiaries were not able to convert the outstanding construction loans into term loans maturing in 2014, as provided under the terms of the Senior Debt facility.  Such a conversion would have prevented the construction loans from becoming due and payable on June 30, 2009.  Under the terms of the Senior Debt facility, minimum quarterly principal payments of $3,150,000 were scheduled to begin on June 30, 2009, provided the loans had converted to term loans on or prior to such date.

The Company previously received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “Material Adverse Effect” had occurred.  The Company disagreed with the lenders’ assertion that a Material Adverse Effect has occurred and, on May 28, 2009, entered into a Limited Consent and Waiver and Amendment with its lenders, which granted the Company access to its bank accounts, and which had been extended on numerous occasions until July 31, 2009.  Since that time, the lenders have continued to grant the Company limited access to its bank accounts in order to continue funding its operations, though they may discontinue such access at any time.  On August 5, 2009, the Company received an additional letter from its lenders reasserting that Events of Default are outstanding (including an alleged Event of Default as a result of the Company’s failure to pay the entire principal amount of the construction loans on June 30, 2009), while granting the Company continued access to its bank accounts, though they may discontinue access at any time.  The Company has reiterated to the lenders its position that there has been no Material Adverse Effect, and that no Event of Default had otherwise occurred or is continuing as the failure to convert the construction loans to term loans was a result of the lenders’ actions in asserting an Event of Default under the first Notice.  The Company and its financial advisers are engaged in continuing discussions with the lenders and their advisors, while the lenders continue to forbear from exercising their remedies under the Senior Debt facility.  The Company expects to reach resolution with the lenders with respect to this matter, although there can be no assurance it will do so.  As of June 30, 2009, the Operating Subsidiaries had $214,858,000 outstanding under the Senior Debt facility, which included $194,858,000 of outstanding construction loans and $20 million of outstanding working capital loans.  The entire amount outstanding under the Senior Debt facility of $214,858,000 has been classified as a current liability in the June 30, 2009 consolidated balance sheet.  The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constitutes an event of default under the subordinated debt.  Until the event of default under the Senior Debt facility is cured, the entire amount outstanding under the subordinated debt facility of $19,836,000 has also been classified as a current liability in the June 30, 2009 consolidated balance sheet.  If the Company is unable to reach an agreement with the lenders under the Senior Debt facility, if the lenders elect to attempt to exercise their remedies under the Senior Debt facility and the Company is unable to prevail in any litigation that may ensue, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

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

Revenue Recognition

Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill.  In accordance with the LLC’s agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions, freight, and shipping and handling charges are deducted from the gross sales price at the time revenue is recognized.  Ethanol sales are recorded net of commissions, which totaled $895,000 and $1,676,000 during the three and six months ended June 30, 2009, respectively.  Sales of dried distillers grain with solubles (“DDGS”) and wet distillers grain with solubles (“WDGS”) are also recorded net of commissions, which totaled $726,000 and $1,460,000 for the three and six months ended June 30, 2009, respectively, and totaled $23,000 during both the three and six months ended June 30, 2008.

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

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At June 30, 2009, we had $369,000 invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received.  As of June 30, 2009 and December 31, 2008, Cargill was our only customer and no allowance was considered necessary.

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

During the three and six months ended June 30, 2009, the Company recorded sales to Cargill representing 100% of total net sales.  As of June 30, 2009, the LLC, through its subsidiaries, had receivables from Cargill of approximately $21.9 million, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill.  During the three and six months ended June 30, 2009, corn purchases from Cargill totaled $78.1 million and $148.7 million, respectively, and totaled $36.5 million during both the three and six months ended June 30, 2008.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.  Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$5,468	$8,687
Work in process	2,919	2,052
Finished goods	3,058	4,190
	$11,445	$14,929

Due to a decline in commodity prices, the LLC recorded a lower of cost or market inventory write-down of $245,000 for ethanol and $74,000 for distillers grains at June 30, 2009 and a write down of $450,000 for ethanol at December 31, 2008.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations.  The Company’s derivative positions related to corn, ethanol and natural gas have not been designated as hedges, and accordingly, changes in the fair value of these economic hedges are included in other non-operating income in the respective periods in the statements of operations.  The Company has designated its interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss).  The statement of operations impact of these hedges is included in interest expense.  See Note 8 for required disclosure.

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

Certificates of Deposit

At June 30, 2009, certificates of deposit was comprised of approximately $4.0 million held in four certificates of deposit with remaining maturities less than one year.  These certificates of deposit have been pledged as collateral supporting four letters of credit.  Three of these certificates of deposit totaling $2.8 million are held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

Restricted Cash

At June 30, 2009 and December 31, 2008, restricted cash was comprised of $1,006,000 and $1,615,000, respectively, held in debt service reserve accounts in accordance with our Senior Debt facility.  These balances are comprised of a current portion of $0 and $612,000 held in reserve to pay the interest amounts due during the subsequent twelve months, and a long term portion of $1,006,000, and $1,003,000 held in reserve for the term of the senior credit facility as of June 30, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized.  Costs not directly related to a site or plants are expensed.  The Company began depreciation of land improvements and its plant assets in September 2008 as construction of its production facilities was considered to be complete at the end of August 2008.  Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Land improvements	20-30
Buildings and improvements	7-40
Machinery and equipment:
Railroad equipment	20-39
Facility equipment	20-39
Other	5-7
Office furniture and equipment	3-10

Maintenance, repairs and minor replacements are charged to operating expenses while major replacements and improvements are capitalized.

Capitalized Interest

In accordance with SFAS No. 34, Capitalization of Interest, the Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures through August 2008 as part of the cost of constructed assets.  There were no interest or debt issuance costs capitalized for the three or six months ended June 30, 2009.  Interest and debt issuance costs capitalized for the three and six months ended June 30, 2008 totaled $4.0 million and $7.4 million, respectively.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements.  These costs are being amortized over the term of the related debt and any such amortization was capitalized as part of the value of construction in progress during the construction period.  After the Wood River and Fairmont plants reached provisional acceptance in August 2008, the amortization of debt issuance costs has been expensed.  Estimated future debt issuance cost amortization as of June 30, 2009 is as follows (in thousands):

Remainder of 2009	$723
2010	1,409
2011	1,298
2012	1,298
2013	1,298
Thereafter	1,168
Total	$7,194

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants whenever circumstances indicate their carrying value may not be fully recoverable.  Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of June 30, 2009, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1.  We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.   For purposes of testing impairment of its long-lived assets at June 30, 2009, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  The estimated undiscounted cash flows were dependent on a number of critical management assumptions, including estimates of future industry capacity, market demand for ethanol, crush spread, corn, natural gas and other inputs, and operating costs.

As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expenses associated with stock-based awards and other forms of equity compensation are recorded in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”).  The expense associated with these awards is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.  The Company adopted the use of the simplified method of calculating the expected term for stock-based grants, as allowed by the SEC Staff Accounting Bulletin No. 110.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  At June 30, 2009, the Company had accrued asset retirement obligation liabilities of $131,000 and $165,000 for its plants at Wood River and Fairmont, respectively.  At December 31, 2008, the Company had accrued asset retirement obligation liabilities of $129,000 and $162,000 for its plants at Wood River and Fairmont, respectively.

The asset retirement obligations accrued for Wood River relate to the obligations in our contracts with Cargill and Union Pacific Railroad (“Union Pacific”).  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, according to the contract with Union Pacific, the buildings that are built near their land in Wood River may be required at Union Pacific’s request to be removed at the end of our contract with them.  The asset retirement obligations accrued for Fairmont relate to the obligations in our contracts with Cargill and in our water permit with the state of Minnesota.  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator being leased may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, the water permit in Fairmont requires that we secure all above ground storage tanks whenever we discontinue the use of our equipment for an extended period of time in Fairmont.  The estimated costs of these obligations have been accrued at the current net present value of these obligations at the end of an estimated 20 year life for each of the plants.  These liabilities have corresponding assets recorded in property, plant and equipment, which are being depreciated over 20 years.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained.  As the Company has incurred losses since its inception and expects to continue to incur losses for the foreseeable future, it will provide a valuation allowance against all deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, certificates of deposit, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The fair value of the Company’s notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.  The Company is unable to determine a fair value of its senior debt, subordinated debt and its note payable to Cargill due to the nature of the relationship between the parties and the Company.  The derivative financial instruments are carried at fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the fair value on the Company’s financial instruments designated as cash flow hedges.  The financial instrument assets or liabilities are recorded at fair value and the changes in the fair value are recorded as other comprehensive income (loss).

Interim Financial Statements

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were issued. Other than subsequent events related the Company’s debt (see Notes 1 and 5) and Cargill concessions (see Note 12), the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

3.              Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30,	December 31,
	2009	2008

Land and land improvements	$18,887	$18,887
Construction in progress	3,840	1,690
Buildings and improvements	49,138	49,138
Machinery and equipment	239,087	238,918
Office furniture and equipment	6,013	5,982
	316,965	314,615
Accumulated depreciation	(22,419)	(9,265)
Property, plant and equipment, net	$294,546	$305,350

Depreciation expense related to property, plant and equipment was $6,583,000 and $13,154,000 for the three and six months ended June 30, 2009 and $74,000 and $127,000 for the three and six months ended June 30, 2008.

The Company began depreciating land improvements and its plant assets in September 2008 as construction of the Wood River and Fairmont plants was considered to be complete at the end of August 2008.  The Company has netted liquidated damages, arising out of completion delays at both plants, of $19.1 million against its plant assets.  The construction retainage amounts included in property, plant and equipment at December 31, 2008 were $5,218,000 related to the Fairmont facility and $4,189,000 related to the Wood River facility. The construction retainage amounts payable as of December 31, 2008 were paid in full in February 2009.

4.              Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance SFAS No. 128, Earnings per Share, and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.  For those periods in which the Company incurred a net loss, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company’s loss per share, and, accordingly, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding in those periods.

For both the three and six months ended June 30, 2009, 304,075 shares, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.  For the three and six months ended June 30, 2008, 583,225 shares and 618,225 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	23,334,633	15,222,803	22,920,852	15,270,853

Potentially dilutive common stock equivalents
Class B common shares	9,198,980	17,320,625	9,606,889	17,358,655
Restricted stock	34,456	110,289	51,545	109,396
Stock options (using the treasury stock method)	2,196	2,513	441	—
	9,235,632	17,433,427	9,658,875	17,468,051

	32,570,265	32,656,230	32,579,727	32,738,904

Less anti-dilutive common stock equivalents	(9,235,632)	—	(9,658,875)	(17,468,051)

Weighted average common shares outstanding - diluted	23,334,633	32,656,230	22,920,852	15,270,853

5.              Long-Term Debt

The following table summarizes long-term debt (in thousands):

	June 30,	December 31,
	2009	2008
Construction loans	$194,858	$181,150
Subordinated debt	19,836	20,595
Working capital loans	20,000	17,000
Notes payable	16,271	16,709
Capital leases	2,549	2,485
	253,514	237,939
Less current portion	(235,683)	(11,588)
Long term portion	$17,831	$226,351

In September 2006, the Operating Subsidiaries entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants.  The Senior Debt consists of two construction loans, which together total $210.0 million of available borrowings and must convert into term loans (under the same interest rate structure as the construction loans) no later than June 30, 2009.  No principal payments are required until the construction loans are converted to term loans.  Thereafter, principal payments will be payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.  These term loans mature in September 2014.  Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. Effective August 29, 2008, the Operating Subsidiaries entered into an amendment to the Senior Debt that permitted them access to the $20 million working capital facility and the ability to disburse funds from their revenue account on a daily basis, in each case solely for the purchase of corn, natural gas, chemicals, enzymes, denaturant and electricity.  Prior to this amendment, the Operating Subsidiaries had access to only $5 million of the working capital line and the ability to disburse their revenues only at the end of each month.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, at September 30, 2011.  Interest rates on Senior Debt (construction loans and working capital loans) are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  Following their declaration of events of default under the Senior Debt facility, the lenders caused the construction loans and the working capital loans to revert to base rate effective June 1, 2009, which resulted in additional interest expense of approximately $350,000 for the month of June.  The weighted average interest rate in effect on the borrowings at June 30, 2009 was 5.25%.  Neither the Company nor the LLC is a borrower under the Senior Debt, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

While we have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and payment of principal and interest when due.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited.  These funds are then allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, to be distributed to the Company each month.  The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont construction projects, the project agreements or the budgets relating to them.  The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to complete construction of the Wood River and Fairmont plants and convert the construction loans to term loans by June 30, 2009, failure to pay financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.

In addition, our Senior Debt facility contains standard clauses regarding occurrence of a “material adverse effect,” which is defined very broadly and in such fashion as to be subjective.  The Company received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, on May 28, 2009, entered into a Limited Consent and Waiver and Amendment with its lenders, which granted the Company access to its bank accounts, and which has been extended on numerous occasions until July 31, 2009.  Since that time, the lenders have continued to grant the Company limited access to its bank accounts in order to continue funding its operations, though they may discontinue such access at any time.  On August 5, 2009, the Company received an additional letter from its lenders reasserting that Events of Default are outstanding (including an alleged Event of Default as a result of the Company’s failure to pay the entire principal amount of the construction loans on June 30, 2009), while granting the Company continued access to its bank accounts, though they may discontinue access at any time.  The Company has reiterated to the lenders its position that there has been no Material Adverse Effect, and that no Event of Default had otherwise occurred or is continuing as the failure to convert the construction loans to term loans was a result of the lenders’ actions in asserting an Event of Default under the first Notice.  On June 30, 2009, as a result of this continuing dispute with BNP Paribas and the other lenders under the Senior Debt facility, the entire outstanding amount of the construction loans under the Senior Debt facility became due and payable.  As part of the continuing dispute, the subsidiaries that are party to the Senior Debt facility were not able to convert the outstanding construction loans into term loans maturing in 2014, as provided under the terms of the Senior Debt facility.  Such a conversion would have prevented the construction loans from becoming due and payable on June 30, 2009.  Minimum quarterly principal payments of $3,150,000 were scheduled to begin on June 30, 2009, provided the loans had converted to term loans on or prior to such date.

As of June 30, 2009, the Company’s subsidiaries had $214,858,000 outstanding under the Senior Debt facility, which included $194,858,000 of outstanding construction loans and $20 million of outstanding working capital loans.  The entire amount outstanding under the Senior Debt facility of $214,858,000 has been classified as a current liability in the June 30, 2009 consolidated balance sheet.  The Company and its financial advisers are engaged in continuing discussions with the lenders and their advisors, while the lenders continue to forbear from exercising their remedies under the Senior Debt facility.  The Company expects to reach resolution with the lenders with respect to this matter, although there can be no assurance it will do so.  If the Company is unable to reach an agreement with the lenders under the Senior Debt facility, if the lenders elect to attempt to exercise their remedies under the Senior Debt facility and the Company is unable to prevail in any litigation that may ensue, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.5 million ($5.5 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at June 30, 2009.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

In September 2006, the LLC entered into a loan agreement with certain Class A unitholders (“Sub Lenders”) providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt was payable quarterly in arrears at a 15.0% annual rate.  The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”).  Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash received by the LLC, as defined in the Waiver and

Amendment.  The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  A default under our Senior Debt would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.  The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constitutes an event of default under the Subordinated Debt.  The Sub Lenders have not elected to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and have not declared or otherwise provided a notice of acceleration, although they have reserved their rights to pursue all remedies available to them under the terms of the Subordinated Debt.  While the Sub Lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and substantially limited by, the subordination agreement among the Sub Lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.  Until the event of default under the Senior Debt facility is cured, the entire amount outstanding under the Subordinated Debt facility of $19,836,000 has been classified as a current liability in the June 30, 2009 consolidated balance sheet.

Debt issuance fees and expenses of approximately $5.5 million ($1.6 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at June 30, 2009.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.  All $50.0 million available under the Subordinated Debt was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the proceeds from the initial public offering of the Company’s stock.  This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million in 2007, which represents the pro rata share of the retired debt.

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008.  See Note 8 — Derivative Financial Instruments.  The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008.  Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million.  Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly.  Future payments to Cargill of both principal and interest are contingent upon available cash received by the LLC, as defined in the Cargill Agreement.  Cargill will forgive, on a dollar for dollar basis a further $2.8 million as it receives the next $2.8 million of principal payments.  The Cargill Debt is being accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain should be recorded.

The Company had four letters of credit for a total of approximately $4.0 million outstanding as of June 30, 2009.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts.

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

The following table summarizes the aggregate maturities of our long term debt as of June 30, 2009 (in thousands):

Remainder of 2009	$235,162
2010	1,041
2011	362
2012	68
2013	7
Thereafter	16,874
Total	$253,514

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

On June 15, 2008, December 15, 2008, and June 15, 2009 the first three principal payments on the note were made.  Due to delays in the plant construction, property taxes on the plant in 2008 and the first half of 2009 were lower than anticipated and therefore, the LLC was required to pay $760,000 in 2008 and $228,000 in 2009 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of June 30, 2009 (in thousands):

Remainder of 2009	$292
2010	318
2011	343
2012	370
2013	399
Thereafter	4,318
Total	$6,040

7.              Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through June 30, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

8.              Derivative Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”).  The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures.  We have applied the requirements of SFAS No. 161 on a prospective basis.  Accordingly, disclosure related to interim periods prior to the date of adoption have not been presented.

We use interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate Senior Debt facility so that the interest payable on a portion of the principal value of the Senior Debt facility effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income (loss) and the corresponding fair value liabilities are included in the current portion of derivative financial instrument liability in our consolidated balance sheet.  The monthly interest settlements are reclassified from other comprehensive income (loss) to interest expense as they are settled each month.  The full amount of accumulated other comprehensive income (loss) at June 30, 2009 related to these interest rate swaps will be reclassified to the statement of operations over the next twelve months as they expire.  See Note 5 for further discussion of interest rates on the Senior Debt facility.

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $60.0 million principal with a fixed interest rate of 4.65%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($659,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at June 30, 2009.  The Company made payments under this swap arrangement for the three and six months ended June 30, 2009 and 2008, totaling $641,000, $1,271,000, $303,000 and $424,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($807,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the balance sheet at June 30, 2009.  The LLC made net payments under this swap arrangement for the three and six months ended June 30, 2009 totaling $297,000, $583,000 and made de minimus net payments under this swap arrangement in the three and six months periods ended June 30, 2008.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under those contracts.  Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities.  The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedge contracts.  As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable.  See further discussion of the Cargill debt in Note 5 — Long Term Debt.

The effects of derivative instruments on our consolidated financial statements were as follows as of June 30, 2009 and for the three and six months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	June 30, 2009
(In thousands)	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swap agreements designated as cash flow hedges	Current portion of derivative financial instrument liability	$(1,466)

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

	Amount of Gain (Loss) recognized in Accumulated OCI on Derivative (effective Portion)	Amount of Gain (Loss) recognized in Accumulated OCI on Derivative (effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended		Three and Six Months Ended
(In thousands)	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009		June 30, 2009

Cash flow hedges:
Interest Rate Swaps	$(304)	$(579)	$(939)	$(1,854)	Interest expense	$—	Other non-operating income

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

(in thousands)	June 30,
Level 2	2009
Financial Liabilities:
Interest rate swaps	$(1,466)
Total liabilities	$(1,466)

Total net position	$(1,466)

The fair value of our interest rate swaps are primarily based on the LIBOR index.

9.              Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the LLC:

	Three Months Ended,		Six Months Ended,
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock options	$80	$196	$126	$340
Restricted stock	59	120	91	181
Total	$139	$316	$217	$521

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

During the three and six months ended June 30, 2009, the Company issued 30,000 stock options under the 2007 Plan to certain of our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  During the three and six months ended June 30, 2008 there were 85,000 and 299,025  stock options issued under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience in 2008, the expected option term in 2008 is calculated using the “simplified” method.

The weighted average variables used in calculating fair value for options issued during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expected stock price volatility	191%	58%	191%	58%
Expected life (in years)	3.6	3.4	3.6	3.6
Risk-free interest rate	2.16%	3.20%	2.16%	2.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	35.00%	5.00%	35.00%	5.00%
Weighted average grant date fair value	$0.68	$1.78	$0.68	$2.32

A summary of the status of outstanding stock options at June 30, 2009 and the changes during the six months ended June 30, 2009 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2009	557,700	$7.75
Granted	30,000	0.73
Exercised	—	—
Forfeited	(253,625)	8.59
Options outstanding, June 30, 2009	334,075	$6.48	3.6	$—
Options vested or expected to vest at June 30, 2009	268,533	$6.69	3.6	$—	$252,054
Options exercisable, June 30, 2009	163,734	$7.35	3.4	$—

Based on the Company’s closing common stock price of $0.63 on June 30, 2009, there was no intrinsic value related to any stock options outstanding.

Restricted Stock - In the six months ended June 30, 2009, the Company granted 15,000 shares to its non-employee directors.  The shares vest 100% on the first anniversary of the grant date.

A summary of the restricted stock activity during the six months ended June 30, 2009 is as follows:

		Weighted
		Average		Unrecognized
		Grant Date	Aggregate	Remaining
		Fair Value	Intrinsic	Compensation
	Shares	per Award	Value	Expense
Restricted stock outstanding, January 1, 2009	76,307	$8.32
Granted	15,000	0.73
Vested	(31,787)	5.82
Cancelled or expired	(30,956)	9.94
Restricted stock outstanding, June 30, 2009	28,564	$5.37	$17,853
Restricted stock expected to vest at June 30, 2009	17,616	$4.82	$11,010	$84,967

In accordance with SFAS No. 123(R), the Company recorded $139,000 and $217,000 of non-cash compensation expense during the three and six months ended June 30, 2009, respectively, relating to stock options and restricted stock.  During the three and six  months ended June 30, 2008, the company recorded $316,000 and $521,000, respectively, of non-cash compensation expense relating to stock options and restricted stock.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over 1.3 and 1.9 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,568,497 shares of common stock available for future grant under our 2007 Plan at June 30, 2009.

10.       Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and six months ended June 30, 2009, and June 30, 2008.  At December 31, 2008 and June 30, 2009, the Company recognized a tax receivable of $305,000 and $279,000, respectively, related to expected tax refunds.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,		Six Months Ended,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	June 30,	December 31,
	2009	2008
Deferred tax assets:
Capitalized start up costs	$4,341	$4,528
Net unrealized loss on derivatives	54	712
Net operating loss carryover	36,118	20,993
Other	1,029	779
Deferred tax asset	41,542	27,012
Valuation allowance	(23,028)	(18,412)

Deferred tax liabilities:
Property, plant and equipment	(18,514)	(8,600)
Deferred tax liabilities	(18,514)	(8,600)

Net deferred tax asset	$—	$—

Current tax receivable	$279	$305

Increase in valuation allowance	4,616

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

As of June 30, 2009, the net operating loss carryforward is $97.1 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.       Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  No funds were contributed to the plan in the three or six months ended June 30, 2009.  Approximately $28,000 of employee deferrals was contributed to the plan in the three and six months ended June 30, 2008.  These funds incurred a gain in value of $6,200, and $3,500 in the three and six months ended June 30, 2009 and a loss in value of $2,000 and $5,700 in the three and six months ended June 30, 2008, respectively.  These deferrals have been recorded as other assets and other non-current liabilities on the consolidated balance sheet at June 30, 2009 and December 31, 2008.

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the LLC are discretionary.  There were no contributions by the LLC to the plan for the three and six months ended June 30, 2009 or 2008.

12.                               Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill.  Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants.  Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect.  Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively.  The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index.  The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.  The Company has pending agreements with Cargill, which are subject to lender approval,  that would modify certain payment terms under the leases.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments” elsewhere in this report.

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

Future minimum operating lease payments at June 30, 2009 are as follows (in thousands):

Remainder of 2009	$4,292
2010	10,145
2011	9,679
2012	9,504
2013	9,464
Thereafter	58,536
Total	$101,620

Rent expense recorded for the three and six month periods ended June 30, 2009 totaled $ 2,287,000 and $4,714,000, respectively, and for the three and six month periods ended June 30, 2008 totaled $2,548,000 and $2,580,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  As part of the

EPC contracts, the subsidiaries of the LLC were permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  Substantial completion was attained at both plants in December 2008.  The subsidiaries of the LLC entered into settlement agreements with TIC, effective December 11, 2008, that settled certain outstanding issues between the parties under the terms of the EPC contracts.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage in the consolidated balance sheets at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement.  The $9.4 million of construction retainage was paid to TIC in February 2009.  At June 30, 2009 and December 31, 2008, property, plant and equipment related to the EPC contracts totals $248.9 million, which is net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.  To ensure that the plants are reliable and safe up to their nameplate capacities, it is estimated as of June 30, 2009 that an additional $3 million will be spent by the subsidiaries of the LLC on plant infrastructure and other requirements.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease. The Company has pending agreements with Cargill, which are subject to lender approval, that would modify the payment terms for corn purchases.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments” elsewhere in this report.

At June 30, 2009, the LLC had committed, through its subsidiaries, to purchase 487,000 bushels of corn to be delivered between July 2009 and September 2009 at our Fairmont location, and 2,041,000 bushels of corn to be delivered between July 2009 and August 2009 at our Wood River location.  These purchase commitments represent 5% and 30% of the projected corn purchases during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants through September 2016.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. The Company has pending agreements with Cargill, which are subject to lender approval, that would modify the amount of commissions payable for ethanol and distillers grain.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments” elsewhere in this report.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13.       Noncontrolling Interest

We have retrospectively applied the presentation requirements of SFAS No. 160 to our prior year balances in our consolidated financial statements.  Noncontrolling interest consists of equity issued to members of the LLC.  Under its original LLC agreement, the LLC was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered “profits interests” for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the LLC’s equity units were converted to one class of LLC equity upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 LLC membership units and Class B common shares. Each newly issued LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896

LLC Membership Units and Class B common shares exchanged in 2007	(561,210)

LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)

LLC Membership Units and Class B common shares exchanged in 2009	(1,932,817)

Remaining LLC Membership Units and Class B shares at June 30, 2009	8,149,431

At the time of its initial public offering, the Company owned 28.9% of the Class A Units of the LLC. At June 30, 2009, the Company owned 75% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged into the Company’s common stock.

The exchanges of LLC membership units for common stock prior to January 1, 2009 were accounted for as acquisitions of minority interests in accordance with SFAS No. 141, Business Combinations.  Under SFAS No. 141, the common stock was recorded based on the market value at the date of issuance while minority interest was eliminated based on its book value at the date of the exchange.  Beginning on January 1, 2009, the Company adopted the provisions of SFAS No. 160, whereby all exchanges of LLC membership units for Company common stock will be accounted for as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

Net Loss Attributable to BioFuel Energy Corp. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income (loss) attributable to BioFuel Energy Corp.	$(6,534)	$948	$(14,244)	$(830)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s paid-in capital for issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	1,480	360	1,794	360
Net transfers (to) from noncontrolling interest	1,480	360	1,794	360
Change from net income attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(5,054)	$1,308	$(12,450)	$(470)

Tax Benefit Sharing Agreement

Membership units in the LLC combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The LLC will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership interests and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the LLC at the time of the exchange.  Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical LLC investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under these agreements, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis.  The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the LLC as a result of the exchanges.  The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

True Up Agreement

At the time of formation of the LLC, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. (“Greenlight”) and Third Point LLC (“Third Point”). Certain management members and affiliates of Greenlight and Third Point agreed to exchange LLC membership interests, shares of common stock or cash at a future date, referred to as the “true-up date”, depending on the Company’s performance. This provision functions by providing management with additional value if the Company’s value improves and by reducing management’s interest in the Company if its value decreases, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increases from the time of the initial public offering to the “true-up date”, the management members will be entitled to receive LLC membership units, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreases from the time of the initial public offering to the “true-up date” or if a predetermined rate of return is not met, the affiliates of Greenlight and Third Point will be entitled to receive LLC membership units or shares of common stock from the management members.

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering. On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership units exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership units held by the management members at the time of the offering is greater than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership units or an equivalent number of shares of common stock. Conversely, if the number of LLC membership units the management members held at the time of the offering is less than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership units in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J.  Edelman may be required to deliver up to 100% of his LLC membership units, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

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

The Operating Subsidiaries, entered into engineering, procurement and construction or EPC contracts with The Industrial Company — Wyoming or TIC for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  The Operating Subsidiaries of the LLC entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of constructing the plants.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement and was paid to TIC in February 2009.  At June 30, 2009, property, plant and equipment related to the EPC contracts was $248.9 million, net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.  As of June 30, 2009 the Company estimated that an additional $3 million will be spent by the Operating Subsidiaries on plant infrastructure and other requirements to permit the plants to be operated safely and reliably at their nameplate capacities.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9.0 million and $20.2 million during the three and six months ended June 30, 2009, respectively, primarily resulting from poor operating margins due to the relative prices of corn and ethanol.  In addition, on June 30, 2009, as a result of a continuing dispute with BNP Paribas and the other lenders under the senior secured credit facility (“Senior Debt facility”) entered into by certain of the Company’s subsidiaries (the “Operating Subsidiaries”) and such lenders, the entire outstanding amount of construction loans under the Senior Debt facility became due and payable.  As part of the continuing dispute, the Operating Subsidiaries were not able to convert the outstanding construction loans into term loans maturing in 2014, as provided under the terms of the Senior Debt facility.  Such a conversion would have prevented the construction loans from becoming due and payable on June 30, 2009.  Under the terms of the Senior Debt facility, minimum quarterly principal payments of $3,150,000 were scheduled to begin on June 30, 2009, provided the loans had converted to term loans on or prior to such date.

The Company previously received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “Material Adverse Effect” had occurred.  The Company disagreed with the lenders’ assertion that a Material Adverse Effect has occurred and, on May 28, 2009, entered into a Limited Consent and Waiver and Amendment with its lenders, which granted the Company access to its bank accounts, and which had been extended on numerous occasions until July 31, 2009.  Since that time, the lenders have continued to grant the Company limited access to its bank accounts in order to continue funding its operations, though they may discontinue such access at any time.  On August 5, 2009, the Company received an additional letter from its lenders reasserting that Events of Default are outstanding (including an alleged Event of Default as a result of the Company’s failure to pay the entire principal amount of the construction loans on June 30, 2009), while granting the Company continued access to its bank accounts, though they may discontinue access at any time.  The Company has reiterated to the lenders its position that there has been no Material Adverse Effect, and that no Event of Default had otherwise occurred or is continuing as the failure to convert the construction loans to term loans was a result of the lenders’ actions in asserting an Event of Default under the first Notice.  The Company and its financial advisers are engaged in continuing discussions with the lenders and their advisors, while the lenders continue to forbear from exercising their remedies under the Senior Debt facility.  The Company expects to reach resolution with the lenders with respect to this matter, although there can be no assurance it will do so.  As of June 30, 2009, the Operating Subsidiaries had $214,858,000 outstanding under the Senior Debt facility, which included $194,858,000 of outstanding construction loans and $20 million of outstanding working capital loans.  The entire amount outstanding under the Senior Debt facility of $214,858,000 has been classified as a current liability in the June 30, 2009 consolidated balance sheet.  The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constitutes an event of default under the subordinated debt.  Until the event of default under the Senior Debt facility is cured, the entire amount outstanding under the subordinated debt facility of $19,836,000 has also been classified as a current liability in the June 30, 2009 consolidated balance sheet.  If the Company is unable to reach an agreement with the lenders under the Senior Debt facility, if the lenders elect to attempt to exercise their remedies under the Senior Debt facility and the Company is unable to prevail in any litigation that may ensue, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Recent Developments

As part of our ongoing optimization initiatives, the Company has been in discussions with Cargill regarding certain amendments to the agreements under which Cargill supplies corn and provides ethanol and distillers grain marketing services to the Operating Subsidiaries, as well as the grain elevator leases with each.   The Operating Subsidiaries have entered into Omnibus Agreements with Cargill whereby Cargill has agreed, for a period of one year, to extend payment terms for our corn purchases and defer a portion of certain fees payable to Cargill.  The deferred fees will be payable to Cargill by the Operating Subsidiaries over a two-year period, and the payment terms for corn will revert to the original terms, beginning on the date the respective one-year deferral periods terminate.  Each of these agreements is subject to the approval of the Company’s lenders under the Senior Debt facility, and will not become effective until such time as their approval has been obtained by the Company.  As a result of these agreements, and assuming timely approval by the Company’s lenders, we anticipate that we will have up to approximately $10 million in additional working capital available to us over the twelve month period beginning with the effective dates of these agreements.  Although the Company expects the lenders under the Senior Debt facility to approve the Omnibus Agreements, there can be no assurance that they will do so in a timely fashion or at all.

Revenues

Our primary source of revenue is the sale of ethanol.  The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little control. Ethanol prices are extremely volatile.

We also receive revenue from the sale of distillers grain, which is a residual co-product of the processed corn used in the production of ethanol and is sold as animal feed. The selling prices we realize for our distillers grain are largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain is sold by the ton and, based upon the amount of moisture retained in the product, can either be sold “wet” or “dry”.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

At June 30, 2009, the Company owned 75% of the LLC and the remainder was owned by our founders and some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 25% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.

The Company’s plants located in Wood River, Nebraska and Fairmont, Minnesota, commenced start-up and began commercial operations in late June 2008.  Because of this, we reported very little in net sales, cost of goods sold, or gross profit (loss) for the three and six months ended June 30, 2008 for comparison purposes.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales	$106,464	100.0%	$292	100.0%	$203,958	100.0%	$292	100.0%
Cost of goods sold	107,307	100.8	255	87.3	209,872	102.9	255	87.3
Gross income (loss)	(843)	(0.8)	37	12.7	(5,914)	(2.9)	37	12.7
General and administrative expenses	4,232	4.0	8,397	2,875.7	6,874	3.4	12,499	4,280.5
Operating loss	(5,075)	(4.7)	(8,360)	(2,863.0)	(12,788)	(6.3)	(12,462)	(4,267.8)
Other income (expense), net	(3,913)	(3.7)	10,743	3,679.1	(7,378)	(3.6)	11,269	3,859.2
Net income (loss)	(8,988)	(8.4)	2,383	816.1	(20,166)	(9.9)	(1,193)	(408.6)

The following table sets forth key operational data for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 that we believe are important indicators of our results of operations:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Ethanol sold (gallons, in thousands)	55,950	—	111,011	—
Dry distillers grains sold (tons, in thousands)	123.7	—	243.5	—
Wet distillers grains sold (tons, in thousands)	94.6	6.6	198.8	6.6
Average price of ethanol sold (per gallon)	$1.59	n/a	$1.53	n/a
Average price of dry distillers grains sold (per ton)	$119.76	n/a	$119.51	n/a
Average price of wet distillers grains sold (per ton)	$40.81	$47.79	$39.11	$47.79
Average corn cost (per bushel)	$3.99	n/a	$3.83	n/a

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, we reported very little in net sales, cost of goods sold, or gross profit (loss) for the three months ended June 30, 2008 for comparison purposes.

Cost of goods sold and gross loss:  Cost of goods sold was $107,307,000 for the three months ended June 30, 2009 which resulted in a gross loss of $843,000.  Cost of goods sold included $79,476,000 for corn, $5,517,000 for natural gas, $1,629,000 for denaturant, $3,122,000 for electricity, $3,978,000 for chemicals and enzymes, $7,303,000 for general operating expenses, and $6,282,000 for depreciation.  Our cost of goods sold was high in relation to revenues primarily due to the cost of corn per gallon of ethanol being greater than it historically has been, resulting in a narrowed crush spread.

General and administrative expenses:  General and administrative expenses decreased $4,165,000 or 49.6%, to $4,232,000 for the three months ended June 30, 2009, compared to $8,397,000 for the three months ended June 30, 2008.  The decrease was primarily due to a decrease in compensation expense of $1,408,000 and other expense of $2,757,000.  Of the $1,408,000 decrease in compensation expense, $1,067,000 was attributable to plant employees who began working and training at the Wood River and Fairmont plants in early 2008.  As the plants did not begin commercial operation until June 2008, the plant employees’ compensation costs were included in general and administrative expenses for most of the three months ended June 30, 2008 while the plant employees’ costs are included in cost of goods sold for the entire three months ended June 30, 2009.  Of the $2,757,000 decrease in other expense, $2,385,000 was attributable to expenses relating to the plants.  As the plants did not begin commercial operation until June 2008, all start-up costs were included in general and administrative expenses until that time.  Subsequent to June 2008, plant costs are now included in cost of goods sold.  Other expenses for the three months ended June 30, 2009 included $1,649,000 of legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion, which included $755,000 of legal and advisory expenses of BNP Paribas and the other lenders.

Other income (expense):  Interest income decreased $298,000 or 91.7%, to $27,000 for the three months ended June 30, 2009, compared to $325,000 for the three months ended June 30, 2008.  The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

Interest expense was $3,937,000 for the three months ended June 30, 2009, compared to zero for the three months ended June 30, 2008, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.  Interest expense was approximately $350,000 higher than expected for the three months ended June 30, 2009, as a result of the Notice of Default issued by BNP Paribas and the other lenders under the Senior Debt facility, following which the lenders caused the construction loans and working capital loans to revert to base rate loans effective June 1, 2009, carrying a higher interest rate.

Other non-operating income was $338,000 for the three months ended June 30, 2008, primarily from the sale of corn.  No such sales occurred in the three months ended June 30, 2009.

Unrealized gain on derivative financial instruments was $10,080,000 for the three months ended June 30, 2008, primarily related to corn hedging contracts.  The Company was not a party to any such derivative financial instruments during the three months ended June 30, 2009.

Noncontrolling Interest.  The net loss attributable to the noncontrolling interest increased $3,889,000 to $2,454,000 for the three months ended June 30, 2009, compared to income of $1,435,000 for the three months ended June 30, 2008.  The increase was attributable to the Company’s loss before noncontrolling interest increasing from income of $2,383,000 for the three months ended June 30, 2008 to a loss of $8,988,000 for the three months ended June 30, 2009, offset by the decrease in the percentage ownership of the noncontrolling interest from 53.1% at June 30, 2008 to 25.0% at June 30, 2009.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, we reported very little in net sales, cost of goods sold, or gross profit (loss) for the six months ended June 30, 2008 for comparison purposes.

Cost of goods sold and gross loss:  Cost of goods sold was $209,872,000 for the six months ended June 30, 2009 which resulted in a gross loss of $5,914,000.  Cost of goods sold included $151,280,000 for corn, $13,134,000 for natural gas, $3,116,000 for denaturant, $5,993,000 for electricity, $9,149,000 for chemicals and enzymes, $14,650,000 for general operating expenses, and $12,550,000 for depreciation.  Our cost of goods sold was high in relation to revenues primarily due to the cost of corn per gallon of ethanol being greater than it historically has been, resulting in a narrowed crush spread.

General and administrative expenses:  General and administrative expenses decreased $5,625,000 or 45.0%, to $6,874,000 for the six months ended June 30, 2009, compared to $12,499,000 for the six months ended June 30, 2008.  The decrease was primarily due to a decrease in compensation expense of $2,361,000 and other expense of $3,264,000.  Of the $2,361,000 decrease in compensation expense, $1,777,000 was attributable to plant employees who began working and training at the plants in early 2008.  As the plants did not begin commercial operation until June 2008, the plant employees’ compensation costs were included in general and administrative expenses for most of the six months ended June 30, 2008 while the plant employees’ costs are included in cost of goods sold for the six months ended June 30, 2009.  Of the $3,264,000 decrease in other expense, $2,739,000 was attributable to expenses relating to the plants.  As the plants did not begin commercial operation until June 2008, all start-up costs were included in general and administrative expenses until that time.  Subsequent to June 2008, plant costs are now included in cost of goods sold.  Other expenses for the six months ended June 30, 2009 included $1,723,000 of legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion, which included $755,000 of legal and advisory expenses of BNP Paribas and the other lenders.

Other income (expense):  Interest income decreased $790,000 or 92.8%, to $61,000 for the six months ended June 30, 2009, compared to $851,000 for the six months ended June 30, 2008.  The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

Interest expense was $7,438,000 for the six months ended June 30, 2009, compared to zero for the six months ended June 30, 2008, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.  Interest expense was approximately $350,000 higher than expected for the six months ended June 30, 2009, as a result of the Notice of Default issued by BNP Paribas and the other lenders under the Senior Debt facility, following which the lenders caused the construction loans and working capital loans to revert to base rate loans effective June 1, 2009, carrying a higher interest rate.

Other non-operating income was $338,000 for the six months ended June 30, 2008, primarily from the sale of corn.  No such sales occurred in the six months ended June 30, 2009.

Unrealized gain on derivative financial instruments was $10,080,000 for the six months ended June 30, 2008, primarily related to corn hedging contracts.  The Company was not a party to any such derivative financial instruments during the six months ended June 30, 2009.

Noncontrolling Interest.  The net loss attributable to the noncontrolling interest increased $5,559,000 to $5,922,000 for the six months ended June 30, 2009, compared to $363,000 for the six months ended June 30, 2008.  The increase was attributable to the Company’s loss before noncontrolling interest increasing from $1,193,000 for the six months ended June 30, 2008 to $20,166,000 for the six months ended June 30, 2009, offset by the decrease in the percentage ownership of the noncontrolling interest from 53.1% at June 30, 2008 to 25% at June 30, 2009.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during three and six month periods ended June 30, 2009 and June 30, 2008 are summarized below (in thousands):

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash provided by (used in):
Operating activities	$(10,819)	$(37,149)
Investing activities	(11,775)	(45,300)
Financing activities	14,869	65,233
Net (decrease) increase in cash and equivalents	$(7,725)	$(17,216)

Cash used in operating activities.  Net cash used in operating activities was $10,819,000 for the six months ended June 30, 2009, compared to $37,149,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, the amount was primarily comprised of a net loss of $20,200,000 and working capital uses of $4,600,000 which were offset by non-cash charges, primarily depreciation and amortization, of $14,000,000. Working capital uses primarily related to increases in accounts receivable and decreases in accounts payable offset by decreases in inventory.  For the six months ended June 30, 2008, the amount was primarily comprised of a net loss of $1,200,000, working capital uses of $26,500,000, and non-cash charges, primarily gains of derivative instruments, of $9,400,000. Working capital uses mostly related to the increase in inventory necessary to start up the plants.

Cash used in investing activities.  Net cash used in investing activities was $11,775,000 for the six months ended June 30, 2009, compared to $45,300,000 for the six months ended June 30, 2008.  The cash used during the six months ended June 30, 2009 was primarily for payment of the construction retainage on the Wood River and Fairmont ethanol plants, and during the six months ended June 30, 2008, the cash used was primarily for capital expenditures related to the construction of the Wood River and Fairmont ethanol plants.  The decrease between the six months ended June 30, 2008 and 2009 was a result of the construction being largely completed by the end of 2008, with only a few minor construction projects to be completed in 2009.

Cash provided by financing activities.  Net cash provided by financing activities was $14,869,000 for the six months ended June 30, 2009, compared to $65,233,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009 the amount was primarily comprised of $3,000,000 of borrowings under the Company’s working capital facility and $13,708,000 of proceeds under its construction loan facilities, which were offset by $1,233,000 in payments of Subordinated Debt.  For the six months ended June 30, 2008 the amount was primarily comprised of $68,000,000 in borrowings under the Company’s construction facilities offset by $2,276,000 in payments for treasury stock purchases.

Our principal sources of liquidity at June 30, 2009 consisted of cash and equivalents, working capital generated from operations, and available borrowings under our bank facilities as summarized in the following table (in thousands).

June 30, 2009
Cash and equivalents	$4,574
Working capital (exclusive of current portion of Senior Debt and Subordinated Debt of $234,694)	32,218
Construction loan availability	15,142

Our principal liquidity needs are expected to be funding our operations, funding remaining project costs, debt service requirements of our indebtedness, and general corporate purposes.  Under the original terms of the Senior Debt facility, there remained $15.1 million in construction loan availability as of June 30, 2009.  We had expected to use the proceeds from the construction loan to fund a debt service reserve of $10.8 million required under the Senior Debt facility, which would have resulted in a balance of $4.3 million remaining under the Senior Debt facility to pay for remaining minor project costs.  However, given our continuing discussions with the lenders under the Senior Debt facility, as described in “Going Concern” above, we cannot assure you that we will gain access to the remaining liquidity under the Senior Debt facility.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan pursuant to which the repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through June 30, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are held as treasury stock.  As of June 30, 2009, there were no plans to repurchase any additional shares.

Construction

In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our Wood River and Fairmont plants.  During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008.  We entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of construction.  Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the Operating Subsidiaries $2.0 million each, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement, and was paid to TIC in February 2009 with borrowings under our existing Senior Debt facility.  As of June 30, 2009, the Company estimated that an additional $3 million may be spent on plant infrastructure and other construction requirements to permit the plants to be operated safely and reliably at their nameplate capacities.

In connection with the formation of the Company, we secured a $50.0 million subordinated debt facility from a group of our initial shareholders. Subsequently, we entered into a $230.0 million Senior Debt facility in connection with the construction of our Wood River and Fairmont facilities. The full $50.0 million of available subordinated debt had been drawn by May 2007 when we made our initial bank borrowing.  In July 2007, we repaid $30.0 million of the subordinated debt with a portion of the proceeds of our initial public offering.

To date, we have used the net proceeds of equity investments by the historical equity investors, the proceeds from our initial public offering and concurrent private placement, and borrowings under our bank facility and subordinated debt agreement to finance the construction and operation of both facilities.  As of June 30, 2009, we had outstanding borrowings of $194.9 million under our construction loan facility, $20.0 million under the working capital facility, and $19.8 million under our subordinated debt facility.

Tax and our tax benefit sharing agreement

As a result of future exchanges of membership interests in the LLC for shares of our common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through June 30, 2009. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership interests in the LLC for shares of our common stock.  At the current trading price, which was $0.59 as of July 23, 2009, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

Senior Debt facility

In September 2006, our Operating Subsidiaries entered into a $230.0 million senior secured bank facility (“Senior Debt facility”)  with BNP Paribas and a syndicate of lenders to finance the construction of our Wood River and Fairmont plants. Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

The Senior Debt facility includes $210.0 million of non-amortizing construction loans, which were expected to convert into term loans amortizing in an amount equal to $3,150,000 per quarter and maturing in September 2014, if certain conditions precedent were satisfied prior to June 30, 2009.  The construction loans otherwise mature on June 30, 2009. Once repaid, the construction loans may not be re-borrowed in whole or in part.  The Senior Debt facility also includes working capital loans of up to $20.0 million, a portion of which is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants, and may be drawn on and repaid at any time until maturity.  The working capital loans mature in September 2010 or, with consent from two-thirds of the lenders, in September 2011.  As of June 30, 2009, the Company’s subsidiaries had $214,858,000 outstanding under the Senior Debt facility, which included $194,858,000 of outstanding construction loans and $20 million of outstanding working capital loans.

Although we have borrowed substantial amounts under the Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continued compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the Senior Debt facility without obtaining a waiver or consent from the lenders.

The terms of the Senior Debt facility contain customary events of default including failure to meet payment obligations under the facility when due, failure to pay other financial obligations, failure of the LLC or its principal contractors to remain solvent and failure to obtain or maintain required governmental approvals.  In addition, our Senior Debt facility contains standard clauses regarding occurrence of a “material adverse effect,” which is defined very broadly and in such fashion as to be subjective.  The Company received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, on May 28, 2009, entered into a Limited Consent and Waiver and Amendment with its lenders, which granted the Company access to its bank accounts, and which has been extended on numerous occasions until July 31, 2009.  Since that time, the lenders have continued to grant the Company limited access to its bank accounts in order to continue funding its operations, though they may discontinue such access at any time.  On August 5, 2009, the Company received an additional letter from its lenders reasserting that Events of Default are outstanding (including an alleged Event of Default as a result of the Company’s failure to pay the entire principal amount of the construction loans on June 30, 2009), while granting the Company continued access to its bank accounts, though they may discontinue access at any time.  The Company has reiterated to the lenders its position that there has been no Material Adverse Effect, and that no Event of Default had otherwise occurred or is continuing as the failure to convert the construction loans to term loans was a result of the lenders’ actions in asserting an Event of Default under the first Notice.

On June 30, 2009, as a result of this continuing dispute with BNP Paribas and the other lenders under the Senior Debt facility, the entire outstanding amount of construction loans under the Senior Debt facility became due and payable.  As part of the continuing dispute, the subsidiaries that are party to the Senior Debt facility were not able to convert the outstanding construction loans into term loans maturing in 2014, as provided under the terms of the Senior Debt facility.  Such a conversion would have prevented the construction loans from becoming due and payable on June 30, 2009.  Minimum quarterly principal payments of $3,150,000 were also scheduled to begin on June 30, 2009, provided the loans had converted to term loans on or prior to such date.

The Company and its financial advisers are engaged in continuing discussions with the lenders and their advisors, while the lenders continue to forbear from exercising their remedies under the Senior Debt facility.  The Company expects to reach resolution with the lenders with respect to this matter, although there can be no assurance it will do so.  If the Company is unable to reach an agreement with the lenders under the Senior Debt facility, if the lenders elect to attempt to exercise their remedies under the Senior Debt facility and the Company is unable to prevail in any litigation that may ensue, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

The Senior Debt facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, conduct transactions with affiliates and amend, modify or change the scope of the construction projects, the project agreements or the budgets relating to the projects. The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are to be deposited. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

The obligations under the Senior Debt facility are secured by first priority liens on all assets of the borrowers and a pledge of all of our equity interests in our subsidiaries. In addition, substantially all cash of the borrowers is required to be deposited into blocked collateral accounts subject to security interests to secure any outstanding obligations under the Senior Debt facility. Funds will be released from such accounts only in accordance with the terms of the Senior Debt facility.

Interest rates on each of the loans under the Senior Debt facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the borrowings at June 30, 2009 was 5.25%. As a result of the Notice of Default, the lenders caused the construction loans and working capital loans to revert to base rate, effective June 1, 2009 which resulted in additional interest expense of approximately $350,000 for the month of June.  The lenders continue to charge interest at the base rate subsequent to June 2009, resulting in approximately $350,000 per month in additional interest expense.  The Company anticipates that should the banks continue to charge interest at the base rate, it will result in incremental interest expense of approximately $1,050,000 for the third quarter of 2009.

We are required to pay certain fees in connection with our Senior Debt facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees. During the three and six months ended June 30, 2009 we incurred $21,000, and $51,000 in commitment fees, respectively.

Debt issuance fees and expenses of approximately $8.5 million ($5.5 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through June 30, 2009.  These costs have been deferred and are being amortized over the term of the Senior Debt facility, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets. During the three month and six month periods ended June 30, 2009, we amortized $361,000 and $723,000 in debt issuance costs to interest expense, respectively.

Subordinated Debt agreement

The LLC is the borrower of subordinated debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, each of which are related parties.  The loan agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. Interest on the subordinated debt is payable quarterly in arrears at a 15.0% annual rate.  The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed.  The subordinated debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility.  A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding.  The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constitutes an event of default under the subordinated debt.  The subordinated debt lenders have not elected to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and have not declared or otherwise provided a notice of acceleration, although they have reserved their rights to pursue all remedies available to them under the terms of the subordinated debt.  While the subordinated debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and substantially limited by, the subordination agreement among the subordinated debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries. Until the event of default under the Senior Debt facility is cured, the entire amount outstanding under the subordinated debt facility of $19,836,000 has been classified as a current liability in the June 30, 2009 consolidated balance sheet.

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

The LLC did not make the scheduled quarterly interest payments which were due on September 30, 2008 and December 31, 2008.  Under the terms of the subordinated debt agreement, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the subordinated debt agreement.  Under the waiver and amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the subordinated debt lenders waived the defaults and any associated penalty interest relating to our failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC.

Debt issuance fees and expenses of approximately $5.5 million ($1.6 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through June 30, 2009.  Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

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

Letters of credit

The Company had obtained four letters of credit, for a total of approximately $4.0 million outstanding, as of June 30, 2009.  These letters of credit have been provided as collateral to the owner of the natural gas pipeline lateral constructed to connect to the Wood River plant, the natural gas provider at the Fairmont plant, and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  At both June 30, 2009 and December 31, 2008, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to the circumstances identified in Note 1 to the consolidated financial statements.  We evaluated the recoverability of property, plant and equipment in accordance with SFAS No. 144.

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

Share-based compensation

We account for the issuance and exchanges of equity instruments for employee services in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, or SFAS No. 123R.  Under the fair value recognition provisions of this guidance, share-based compensation cost is measured at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The key assumptions generally used in the Black-Scholes calculations include the expected term, the estimated volatility of our common stock, the vesting schedule and the risk-free rate of return during the expected term. Additionally, we are required to estimate the expected forfeiture rate, as we recognize expense only for those shares or stock options expected to vest. Due to the uncertainties inherent in these estimates, the amount of compensation expense to be recorded will be dependent on the assumptions used in making the estimates.

Recent accounting pronouncements

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were issued. Other than subsequent events related the Company’s debt (see “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Senior Debt facility elsewhere in this report) and Cargill concessions (see “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments” elsewhere in this report), the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors.  Ethanol prices are extremely volatile.  From July 1, 2007 to June 30, 2009, the ethanol CBOT prompt month prices have fluctuated from a low of $1.69 per gallon in October 2007 to a high of $3.08 per gallon in July 2008 and averaged $2.20 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins.  The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain are sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors.  Using an average corn price of $4.00 per bushel, we estimate that corn will represent approximately 76% of our operating costs.  Historically, the spot price of corn tends to rise during the spring planting season in

May and June and tends to decrease during the fall harvest in October and November.  From July 1, 2007 to June 30, 2009 the CBOT prompt month price of corn has fluctuated from a low of $2.68 per bushel in December 2008 to a high of $7.15 per bushel in July 2008 and averaged $4.14 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers.  Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors.  Using an average corn price of $4.00 per bushel and an average price of $3.75 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 6% of our operating costs.  Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall.  From July 1, 2007 to June 30, 2009, the Nymex prompt month price of natural gas has fluctuated from a low of $3.19 per Mmbtu in April 2009 to a high of $13.31 per Mmbtu in July 2008 and averaged $7.06 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for the last six months of 2009.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of June 30, 2009, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk.  Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last six months of 2009.

	Volume Requirements	Units	Price per Unit at June 30, 2009	Hypothetical Adverse Change in Price	Change in Six months ended 12/31/09 Pre-tax Income
	(in millions)				(in millions)

Ethanol	119.3	Gallons	1.43	10%	$(17.1)
Corn	42.3	Bushels	3.38	10%	$(14.3)
Natural Gas	3.7	Mmbtu	3.75	10%	$(1.4)

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

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. Pursuant to our bank facility, we are required to hedge no less than 50% of our interest rate risk until all obligations and commitments under the facility are paid and terminated. In September 2007, the LLC, through its subsidiaries, entered into an interest rate swap for a two-year period.  The contract is for $60.0 million principal with a fixed interest rate of 4.65% payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  As of June 30, 2009, we had borrowed $214.9 million under our Senior Debt facility.  After considering the $110.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,049,000 on our annual interest expense.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Senior Debt facility” elsewhere in this report.

At June 30, 2009, we had $369,000 of cash and equivalents invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.  We also had certificates of deposit for $4.0 million held at two financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating margins have improved since the first quarter, but commodity margins continue to present a significant risk.

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.”  The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways largely beyond our control.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9.0 million and $20.2 million during the three and six months ended June 30, 2009, respectively, primarily resulting from poor operating margins due to unfavorable crush spreads.  Although our losses narrowed in the second quarter, as crush spreads steadily improved throughout, we cannot predict when or if crush spreads will narrow again or if current favorable margins will continue.  In the event crush spreads narrow further, and remain at unprofitable levels for an extended period of time, we may not be able to generate sufficient cash flow to meet our obligations and sustain our operations.

Our current impasse with our lender group poses significant risk of default under our senior secured credit facility, and may not be satisfactorily resolved or otherwise remedied on terms favorable to us.

On June 30, 2009, as a result of a continuing dispute between the Company and BNP Paribas and the other lenders under the Senior Debt facility among such lenders and certain of the Company’s subsidiaries, the entire outstanding amount of construction loans under the credit facility became due and payable.  As part of the continuing dispute, the subsidiaries that are party to the secured credit facility were not able to convert the outstanding construction loans into term loans maturing in 2014, as provided under the terms of the credit facility.  Such a conversion would have prevented the construction loans from becoming due and payable on June 30, 2009.  Minimum quarterly principal payments of $3,150,000 were also scheduled to begin on June 30, 2009, after conversion to term loans.  The Company had received a Notice of Default from the lenders, dated May 22, 2009, asserting that a material adverse effect had occurred.  The Company disagreed and continues to disagree with the lenders’ assertion that a material adverse effect has occurred and, on May 28, 2009, entered into a Limited Consent and Waiver and Amendment with its lenders, which granted the Company access to its bank accounts, and which has been extended on numerous occasions until July 31, 2009.  Since that time, the lenders have continued to grant the Company limited access to its bank accounts in order to fund its operations, though they may discontinue such access at any time.  On August 5, 2009, the Company received an additional letter from its lenders reasserting that Events of Default are outstanding (including an alleged Event of Default as a result of the Company’s failure to pay the entire principal amount of the construction loans on June 30, 2009), while granting the Company continued access to its bank accounts, though they may discontinue access at any time.  The Company has reiterated to the lenders its position that there has been no Material Adverse Effect, and that no Event of Default had otherwise occurred or is continuing as the failure to convert the construction loans to term loans was a result of the lenders’ actions in asserting an Event of Default under the first Notice.

The Company and its financial advisers are engaged in continuing discussions with the lenders and their advisors, while the lenders continue to forbear from exercising their remedies under the Senior Debt facility.  The Company expects to reach resolution with the lenders with respect to this matter, although there can be no assurance it will do so.  As of June 30, 2009, the Company’s subsidiaries had $214,858,000 outstanding under the Senior Debt facility, which included $194,858,000 of outstanding construction loans and $20 million of outstanding working capital loans.  If the Company is unable to reach an agreement with the lenders under the Senior Debt facility, if the lenders elect to attempt to exercise their remedies under the Senior Debt facility and the Company is unable to prevail in any litigation that may ensue, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

We have incurred a significant amount of indebtedness, virtually all of which is secured by our assets, and any future default could have significant adverse affects on our financial condition.

We expect to borrow a total of approximately $230 million of Senior Debt in order to finance the construction, operations and financing costs of our two ethanol facilities, of which $214.9 million, including $20 million for working capital, was borrowed as of June 30, 2009.  In addition, we have incurred $19.8 million in subordinated debt, $14.4 million in debt payable to Cargill, $6.0 million of tax increment financing, and $4.4 million in other notes payable and capital leases. We may also borrow additional amounts in order to finance capital improvements or other operational requirements.

During our limited period of operations we have been unable to consistently generate positive cash flow, most recently due to the narrow crush spread experienced in the commodities markets.  If this continues, and irrespective of any resolution of our current dispute with the lenders under our Senior Debt facility described above that we may achieve, we may not be able to generate enough cash flow from operations in the future or obtain enough additional capital to service our debt, finance our business operations or fund our planned capital expenditures.  If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.  If we are unable to do so, we would likely be required to curtail operations or cease operating altogether, which would likely result in our inability to continue as a going concern and could force us to seek relief through a filing under the U.S. Bankruptcy Code.

Although we have completed significant borrowing under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under our Senior Debt facility without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing. In addition, our Senior Debt facility agreement contains standard clauses regarding occurrence of a ‘‘material adverse effect,’’ which is defined very broadly and in such fashion as to be subjective. Our banks have asserted that a “material adverse effect” had occurred under our Senior Debt facility in their Notice of Default dated May 22, 2009, as discussed in the Risk Factor above. Irrespective of any resolution of the current dispute, in the event our banks should determine in the future that a ‘‘material adverse effect’’ has occurred, they could declare us in default and accelerate payment of all principal and interest due, or prevent us from borrowing additional funds under the Senior Debt facility.

A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle both the senior lenders and the subordinated lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. The receipt by the Company of the Notice of Default dated May 22,  2009, from the lenders under the Senior Debt facility constitutes an event of default under the subordinated debt.  The subordinated debt lenders have not elected to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and have not declared or otherwise provided a notice of acceleration, although they have reserved their rights to pursue all remedies available to them under the terms of the subordinated debt.  While the subordinated debt lenders could choose to provide notice of acceleration at any time, their ability to do so, or to pursue remedies against the LLC and its subsidiaries, would be subject to, and substantially limited by, the subordination agreement among the subordinated debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries.

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

Our common stock is currently listed on The Nasdaq Global Market under the symbol ‘‘BIOF.’’ The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been less than $1.00 for a period of greater than 30 consecutive business days.  As such, we may receive a Nasdaq Staff Determination Letter informing us that we must regain compliance with listing requirements or face delisting.  However, given the extraordinary market conditions of the last year, on October 16, 2008, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission to implement the suspension of enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009.  Nasdaq subsequently extended the suspension of the enforcement of the requirements through July 31, 2009.  As a result of this suspension, even if our common stock continues to trade at a bid price below $1.00, the Company does not expect to receive a Nasdaq Staff Determination Letter prior to the expiration of the thirty trading-day period commencing after July 31, 2009, which would be on or about September 11, 2009.  As of the date of this Report, Nasdaq had not issued a further extension of this revised rule, and the suspension ended on August 3, 2009, the first trading day after July 31, 2009.

If we receive a Nasdaq Staff Determination Letter, we will have 180 days in which to satisfy the minimum bid price requirements.  If we fail to comply with the listing standards, our common stock listing may be moved, in our discretion and subject to the satisfaction of certain listing requirements, including, without limitation, the payment of a listing fee, to the Nasdaq Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network.  Moving our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock.  The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Please see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Result of Operations—Senior Debt Facility, and —Subordinated Debt agreement, for more information.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 21, 2009, the following items were voted on:

1.              The election of directors to act until the next annual meeting of stockholders or until their respective successors and duly elected and qualified.

Nominee	Votes For	Votes Against	Votes Withheld
Mark W. Wong	27,033,399	139,783	5,854
Scott H. Pearce	26,936,017	237,165	103,236
Elizabeth K. Blake	26,931,799	241,383	107,454
David Einhorn	26,929,846	243,336	109,407
Richard I. Jaffee	26,932,686	240,496	106,567
Alexander P. Lynch	26,930,756	242,426	108,497
John D. March	26,935,817	237,365	103,436

As all directors received a plurality of votes for their appointment, all directors were appointed.

2.               The ratification of the appointment of Grant Thornton LLP as the independent registered public accounting firm of the

Company to serve for the 2009 fiscal year.

Votes For	Votes Against	Votes Abstained
27,083,378	82,073	7,731

As Grant Thornton LLP received a majority of the votes cast in favor of their appointment, they were appointed as the Company’s independent registered public accounting firm for the 2009 fiscal year.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K March 23, 2009)

10.1	Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. *

10.2	Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. *

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Second Quarter of 2009

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: August 14, 2009	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: August 14, 2009	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009)

10.1	Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. *

10.2	Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. *

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Second Quarter of 2009.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.