Form 10-Q
period 2009-09-30
BioFuel Energy Corp.
filed 2009-11-13
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding as of November 12, 2009: 25,884,211 exclusive of 809,606 shares held in treasury.

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

BioFuel Energy Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and equivalents	$8,167	$12,299
Accounts receivable	16,163	16,669
Inventories	13,709	14,929
Certificates of deposit	1,882	—
Prepaid expenses	1,413	2,153
Restricted cash	—	612
Other current assets	344	203
Total current assets	41,678	46,865
Property, plant and equipment, net	289,508	305,350
Certificates of deposit	—	4,015
Debt issuance costs, net	6,833	7,917
Restricted cash	—	1,003
Other assets	2,297	574
Total assets	$340,316	$365,724

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,415	$11,274
Construction retainage	—	9,407
Current portion of long-term debt	33,647	11,588
Current portion of derivative financial instrument	619	2,658
Current portion of tax increment financing	309	298
Other current liabilities	1,902	2,932
Total current liabilities	43,892	38,157
Long-term debt, net of current portion	220,785	226,351
Tax increment financing, net of current portion	5,729	5,887
Derivative financial instrument, net of current portion	—	83
Other non-current liabilities	1,284	487
Total liabilities	271,690	270,965

Commitments and contingencies

BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 25,235,497 shares outstanding at September 30, 2009 and 23,318,636 shares outstanding at December 31, 2008	252	233
Class B common stock, $0.01 par value; 50.0 million shares authorized and 8,149,431 shares outstanding at September 30, 2009 and 10,082,248 shares outstanding at December 31, 2008	81	101
Less common stock held in treasury, at cost, 809,606 shares at September 30, 2009 and December 31, 2008	(4,316)	(4,316)
Additional paid-in capital	136,439	134,360
Accumulated other comprehensive loss	(355)	(2,741)
Accumulated deficit	(67,425)	(46,947)
Total BioFuel Energy Corp. stockholders’ equity	64,676	80,690
Noncontrolling interest	3,950	14,069
Total equity	68,626	94,759
Total liabilities and stockholders’ equity	$340,316	$365,724

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$91,138	$90,549	$295,096	$90,841
Cost of goods sold	89,039	103,765	298,911	104,021
Gross income (loss)	2,099	(13,216)	(3,815)	(13,180)
General and administrative expenses:
Compensation expense	1,467	1,115	4,551	6,560
Other	4,270	1,353	8,060	8,408
Other operating expense	150	1,345	150	1,345
Operating loss	(3,788)	(17,029)	(16,576)	(29,493)
Other income (expense):
Interest income	13	135	74	987
Interest expense	(4,598)	(1,632)	(12,036)	(1,632)
Other non-operating expense	—	(2,123)	(1)	(1,785)
Loss on derivative financial instruments	—	(49,992)	—	(39,912)
Loss before income taxes	(8,373)	(70,641)	(28,539)	(71,835)
Income tax provision (benefit)	—	—	—	—
Net loss	(8,373)	(70,641)	(28,539)	(71,835)
Less: Net loss attributable to the noncontrolling interest	2,139	37,493	8,061	37,856
Net loss attributable to BioFuel Energy Corp. common shareholders	$(6,234)	$(33,148)	$(20,478)	$(33,979)

Loss per share - basic and diluted attributable to BioFuel Energy Corp. common shareholders	$(0.26)	$(2.18)	$(0.87)	$(2.23)

Weighted average shares outstanding
Basic	24,397	15,210	23,418	15,250
Diluted	24,397	15,210	23,418	15,250

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

								Accumulated
			Class B			Additional		Other		Total
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$68,799	$190,470

Stock based compensation	—	—	—	—	—	682	—	—	—	682
Exchange of Class B shares to common	7,314,438	73	(7,314,438)	(73)	—	3,269	—	—	(11,468)	(8,199)
Issuance of restricted stock, (net of forfeitures)	10,074	—	—	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2,276)	—	—	—	—	(2,276)
Comprehensive loss:	—
Hedging settlements	—	—	—	—	—	—	—	1,098	—	1,098
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	(2,889)	—	(2,889)
Net loss	—	—	—	—	—	—	(40,865)	—	(43,262)	(84,127)

Total comprehensive loss										(85,918)
Balance at December 31, 2008	23,318,636	233	10,082,248	101	(4,316)	134,360	(46,947)	(2,741)	14,069	94,759

Stock based compensation	—	—	—	—	—	284	—	—	—	284
Exchange of Class B shares to common	1,932,817	20	(1,932,817)	(20)	—	1,794	—	—	(1,794)	—
Issuance of restricted stock, (net of forfeitures)	(15,956)	(1)	—	—	—	1	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	2,065	777	2,842
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	321	(1,041)	(720)
Net loss	—	—	—	—	—	—	(20,478)	—	(8,061)	(28,539)

Total comprehensive loss										(26,417)
Balance at September 30, 2009	25,235,497	$252	8,149,431	$81	$(4,316)	$136,439	$(67,425)	$(355)	$3,950	$68,626

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(28,539)	$(71,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	284	521
Depreciation and amortization	20,988	2,562
Loss on disposal of assets	—	1,095
Changes in operating assets and liabilities:
Accounts receivable	506	(18,727)
Inventories	1,220	(17,066)
Prepaid expenses	740	(1,221)
Accounts payable	(4,183)	26,448
Other current liabilities	(1,330)	2,974
Other assets and liabilities	(380)	707
Net cash used in operating activities	(10,694)	(74,542)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(12,570)	(41,972)
Proceeds from insurance claim	300	—
Purchase of certificates of deposit	—	(1,847)
Redemption of certificates of deposit	2,159	—
Net cash used in investing activities	(10,111)	(43,819)

Cash flows from financing activities
Proceeds from issuance of debt	20,387	85,500
Repayment of debt	(4,383)	—
Withdrawal from debt service reserve	1,615	—
Payment of notes payable and capital leases	(718)	(453)
Repayment of tax increment financing	(228)	(369)
Payment of debt issuance costs	—	(387)
Purchase of treasury stock	—	(2,276)
Net cash provided by financing activities	16,673	82,015
Net decrease in cash and equivalents	(4,132)	(36,346)
Cash and equivalents, beginning of period	12,299	55,987

Cash and equivalents, end of period	$8,167	$19,641

Cash paid for taxes	$8	$305

Cash paid for interest	$10,993	$9,801

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$324	$2,171
Additions to property, plant and equipment financed with notes payable and capital lease	$445	$—
Additions to debt and deferred offering costs unpaid during period	$—	$37

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

At September 30, 2009, the Company owned 75.0% of the LLC membership units with the remaining 25.0% owned by the historical equity investors of the LLC.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 8,149,431 membership interests in the LLC that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  During the nine months ended September 30, 2009, unit holders exchanged 1,932,817 membership units in the LLC for common stock substantially all of which are or will be eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the “Act”) upon lapse of a six-month holding period.   LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at September 30, 2009 and December 31, 2008 was approximately $347.7 million and $373.6 million, respectively, and such assets are collateral for the LLC’s obligations. Our bank facility imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

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

Basis of Presentation and Liquidity Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”.  The prices of these commodities are volatile and beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8.4 million and $28.5 million during the three and nine months ended September 30, 2009, respectively, primarily resulting from poor operating margins due to unfavorable crush spreads and operating issues in addition to increased legal, financial advisory, and interest expenses associated with the Company’s negotiations with its lenders relating to restructuring and loan conversion.

Certain subsidiaries of the LLC (the “Operating Subsidiaries”) received a Notice of Default dated May 22, 2009 from its lenders under the senior secured credit facility (“Senior Debt facility”), asserting that a “material adverse effect” had occurred.  The Company disagreed with the lenders assertion that a material adverse effect had occurred and, beginning on May 28, 2009, entered into a series of consent agreements with its lenders granting the Operating Subsidiaries limited access to its bank accounts as it continued discussions with the lenders relating to the asserted events of default and conversion of the construction loans to term loans.  Effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt provided for $198.6 million of total funded debt under the term loans.  Following the conversion, the Operating Subsidiaries made their first principal payment on September 30, 2009 of $3.2 million which resulted in $195.4 million in term loans outstanding as of September 30, 2009.  The Waiver and Amendment to the Senior Debt also provides for up to $9.7 million in additional loans to make future principal and interest payments under the Senior Debt facility.

Although we have come to a resolution with the lenders concerning our Senior Debt facility and losses have narrowed in the third quarter as a result of crush spreads steadily improving throughout the year to date, we cannot predict when or if crush spreads will narrow again or if current or more favorable margins will continue.  In the event crush spreads narrow further, and remain at unprofitable levels for an extended period of time, we may not be able to generate sufficient cash flow to meet our obligations and sustain our operations.  In addition, we have had, and continue to have, severely limited liquidity, with $8.2 million in cash on hand as of September 30, 2009.  If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.  If we are unable to do so, we may be required to curtail operations or cease operating altogether.

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

Revenue Recognition

Sales and related costs of goods sold are included in income when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill.  In accordance with the LLC’s agreements, through its subsidiaries, with Cargill for the marketing and sale of ethanol and related products, commissions, freight, and shipping and handling charges are deducted from the gross sales price at the time revenue is recognized.  Ethanol sales are recorded net of commissions.  Commissions on ethanol sales totaled $798,000 and $2,474,000 during the three and nine months ended September 30, 2009, respectively and totaled $925,000 in both the three and nine month periods ended September 30, 2008.  Sales of dried distillers grain with solubles (“DDGS”) and wet distillers grain with solubles (“WDGS”) are also recorded net of commissions.  Commissions on distillers grain totaled $546,000 and $2,005,000 for the three and nine months ended September 30, 2009, respectively, and totaled $556,000 and $579,000 during the three and nine months ended September 30, 2008, respectively.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges.

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.  During the three and nine months ended September 30, 2009, significant third party legal and financial advisory expenses were incurred associated with the Company's negotiations with its lenders relating to restructuring and loan conversion.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less.  Cash equivalents are currently comprised of money market mutual funds.  At September 30, 2009, we had $2,257,000 invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received.  As of September 30, 2009 and December 31, 2008, Cargill was our only customer and no allowance was considered necessary.

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

During the three and nine months ended September 30, 2009, the Company recorded sales to Cargill representing 100% of total net sales.  As of September 30, 2009, the LLC, through its subsidiaries, had receivables from Cargill of approximately $16.2 million, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill.  During the three and nine months ended September 30, 2009, corn purchases from Cargill totaled $60.6 million and $208.0 million, respectively, and during the three and nine months ended September 30, 2008, totaled $76.1 million and $113.1 million, respectively.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.  Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$8,209	$8,687
Work in process	2,300	2,052
Finished goods	3,200	4,190
	$13,709	$14,929

Due to a decline in commodity prices, the LLC recorded a lower of cost or market inventory write-down of $189,000 for corn and $12,000 for distillers grains at September 30, 2009 and a write down of $450,000 for ethanol at December 31, 2008.

Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations.  The Company has designated its interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as an asset in other assets, and as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss).  The statement of operations impact of these hedges is included in interest expense.  See Note 8 for additional required disclosure.

Accounting guidance for derivatives requires a company to evaluate contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The Company’s contracts that meet the requirements of normal purchases are exempted from the derivative accounting and reporting requirements.

Certificates of Deposit

At September 30, 2009, certificates of deposit was comprised of approximately $1.9 million held in three certificates of deposit with remaining maturities less than one year.  These certificates of deposit have been pledged as collateral supporting three letters of credit.  Two of these certificates of deposit totaling $0.7 million are held at one financial institution, which is in excess of FDIC insurance limits.  The remaining certificate of deposit for $1.2 million is held with another financial institution and this amount is also in excess of FDIC insurance limits.

Restricted Cash

At September 30, 2009, there were no amounts held as restricted cash.  At December 31, 2008, restricted cash was comprised of $1,615,000, held in debt service reserve accounts in accordance with our Senior Debt facility.  The balance outstanding as of December 31, 2008 was utilized to pay interest amounts due under the Senior Debt facility during the nine months ended September 30, 2009.

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

Capitalized Interest

The Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures through August 2008 as part of the cost of constructed assets.  There were no interest or debt issuance costs capitalized for the three or nine months ended September 30, 2009.  Interest and debt issuance costs capitalized for the three and nine months ended September 30, 2008 totaled $2,849,000 and $10,208,000, respectively.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization.  Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements.  These costs are being amortized over the term of the related debt and any such amortization was capitalized as part of the value of construction in progress during the construction period.  After the Wood River and Fairmont plants reached provisional acceptance in August 2008, the amortization of debt issuance costs has been expensed.  Estimated future debt issuance cost amortization as of September 30, 2009 is as follows (in thousands):

Remainder of 2009	$362
2010	1,409
2011	1,298
2012	1,298
2013	1,298
Thereafter	1,168
Total	$6,833

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, which are comprised primarily of property, plant and equipment related to the Company’s ethanol plants whenever circumstances indicate their carrying value may not be fully recoverable.  Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of September 30, 2009, no circumstances existed which would indicate the carrying value of long-lived assets may not be fully recoverable.  Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.  The Company adopted the use of the simplified method of calculating the expected term for stock-based grants during 2008.  During 2009, the Company used historical data to calculate the expected term for new stock-based grants.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  At September 30, 2009, the Company had accrued asset retirement obligation liabilities of $132,000 and $167,000 for its plants at Wood River and Fairmont, respectively.  At December 31, 2008, the Company had accrued asset retirement obligation liabilities of $129,000 and $162,000 for its plants at Wood River and Fairmont, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained.  As the Company has incurred losses since its inception and expects to continue to incur losses for the foreseeable future, we will provide a valuation allowance against all deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, certificates of deposit, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The fair value of the Company’s senior debt and notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.  The Company is unable to determine a fair value of its subordinated debt and its note payable to Cargill due to the nature of the relationship between the parties and the Company.  The derivative financial instruments are carried at fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the fair value on the Company’s financial instruments designated as cash flow hedges.  The financial instrument liabilities are recorded at fair value and the changes in the fair value are recorded as other comprehensive income (loss).

Interim Financial Statements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new requirements related to subsequent events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP.  This new requirement introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted these new requirements as of June 30, 2009, which was the required effective date.

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30,	December 31,
	2009	2008

Land and land improvements	$19,637	$18,887
Construction in progress	2,196	1,690
Buildings and improvements	49,379	49,138
Machinery and equipment	241,337	238,918
Office furniture and equipment	6,047	5,982
	318,596	314,615
Accumulated depreciation	(29,088)	(9,265)
Property, plant and equipment, net	$289,508	$305,350

Depreciation expense related to property, plant and equipment was $6,669,000 and $19,823,000 for the three and nine months ended September 30, 2009 and $2,417,000 and $2,543,000 for the three and nine months ended September 30, 2008.

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

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options, restricted stock and Class B common shares.  For those periods in which the Company incurred a net loss, the inclusion of the potentially dilutive shares in the computation of diluted weighted average shares outstanding would have been anti-dilutive to the Company’s loss per share, and, accordingly, all potentially dilutive shares have been excluded from the computation of diluted weighted average shares outstanding in those periods.

For both the three and nine months ended September 30, 2009, 334,075 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.  For both the three and nine months ended September 30, 2008, 602,700 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	24,397,327	15,209,891	23,418,419	15,250,384

Potentially dilutive common stock equivalents
Class B common shares	8,149,431	17,303,151	9,115,731	17,340,019
Restricted stock	28,564	88,162	43,801	102,266
	8,177,995	17,391,313	9,159,532	17,442,285

	32,575,322	32,601,204	32,557,951	32,692,669

Less anti-dilutive common stock equivalents	(8,177,995)	(17,391,313)	(9,159,532)	(17,442,285)

Weighted average common shares outstanding - diluted	24,397,327	15,209,891	23,418,419	15,250,384

5.	Long-Term Debt

The following table summarizes long-term debt (in thousands):

	September 30,	December 31,
	2009	2008
Term (formerly construction) loans	$195,387	$181,150
Subordinated debt	20,075	20,595
Working capital loans	20,000	17,000
Notes payable	16,430	16,709
Capital leases	2,540	2,485
	254,432	237,939
Less current portion	(33,647)	(11,588)
Long term portion	$220,785	$226,351

In September 2006, the Operating Subsidiaries entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants.  The Senior Debt initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million.  No principal payments were required until the construction loans were converted to term loans.  Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.  The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders assertion that a material adverse effect had occurred and, beginning on May 28, 2009, entered into a series of consent agreements with its lenders granting the Operating Subsidiaries limited access to its bank accounts as it continued discussions with the lenders relating to the asserted events of default and conversion of the construction loans to term loans.  Effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt provided for $198.6 million of total funded debt under the term loans.  Following the conversion, the Operating Subsidiaries made their first principal payment on September 30, 2009 of $3.2 million which resulted in $195.4 million in term loans outstanding as of September 30, 2009.  The Waiver and Amendment to the Senior Debt also provides for up to $9.7 million in additional loans to make future principal and interest payments under the Senior Debt facility.  These term loans mature in September 2014.

Senior Debt also includes working capital loans of up to $20.0 million, a portion of which may be used as letters of credit. The working capital loans mature in September 2010, and as a result the entire outstanding amount of such loans was classified as current as of September 30, 2009.  However, with consent from two-thirds of the lenders, the maturity date of the working capital loans may be extended to September 2011.  Interest rates on Senior Debt (term loans and working capital loans) are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at September 30, 2009 was 3.3%.  Neither the Company nor the LLC is a borrower under the Senior Debt, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

While we have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with debt covenants and payment of principal and interest when due.  The Senior Debt is secured by a first lien on all rights, titles and interests in the Wood River and Fairmont plants and any accounts receivable or property associated with those plants.  The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited.  These funds are then allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, to be distributed to the Company each month.  The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which restrict the amount of cash that is made available to the Company each month. The terms of the Senior Debt include certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, conduct transactions with affiliates and amend, modify or change the scope of the Wood River and Fairmont construction projects, the project agreements or the budgets relating to them.  The terms of the Senior Debt also contain customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the LLC to remain solvent and failure to obtain or maintain required governmental approvals.

As of September 30, 2009, the Company’s subsidiaries had $215.4 million outstanding under the Senior Debt facility, which included $195.4 million of outstanding term loans and $20.0 million of outstanding working capital loans.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt is payable.  Debt issuance fees and expenses of approximately $8.5 million ($5.2 million, net of accumulated amortization) have been incurred in connection with the Senior Debt at September 30, 2009.  These costs have been deferred and are being amortized over the term of the Senior Debt, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

In September 2006, the LLC entered into a loan agreement with certain Class A unitholders (“Sub Lenders”) providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt was payable quarterly in arrears at a 15.0% annual rate.  The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”).  Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash received by the LLC, as defined in the Waiver and Amendment.  The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  A default under our Senior Debt would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.  The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constituted an event of default under the Subordinated Debt.  The Sub Lenders did not elect to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and did not declare or otherwise provide a notice of acceleration.  Since all of the asserted events of default under the Senior Debt facility were waived by the lenders under that facility on September 29, 2009, there is no longer an event of default under the Subordinated Debt.

Debt issuance fees and expenses of approximately $5.5 million ($1.5 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2009.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.  All $50.0 million available under the Subordinated Debt was borrowed in the first six months of 2007.  During the third quarter of 2007, the Company retired $30.0 million of its Subordinated Debt with a portion of the proceeds from the initial public offering of the Company’s stock.  This resulted in accelerated amortization of debt issuance fees of approximately $3.1 million in 2007, which represents the pro rata share of the retired debt.

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008.  See Note 8 — Derivative Financial Instruments.  The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008.  Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million.  Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly.  Future payments to Cargill of both principal and interest are contingent upon available cash received by the LLC, as defined in the Cargill Agreement.  Cargill will forgive, on a dollar for dollar basis a further $2.8 million as it receives the next $2.8 million of principal payments.  The Cargill Debt is being accounted for as a troubled debt restructuring.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt is not reduced and no gain is recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain should be recorded.

The Company had three letters of credit for a total of approximately $1.9 million outstanding as of September 30, 2009.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts.

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

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt.  The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered in a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility.  This note requires 10 annual payments of $58,000, including interest at 6.5%, and  matures in 2018.

The following table summarizes the aggregate maturities of our long term debt as of September 30, 2009 (in thousands):

Remainder of 2009	$3,387
2010	33,674
2011	12,997
2012	12,706
2013	12,647
Thereafter	179,021
Total	$254,432

6.	Tax Increment Financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The interest rate on the note is 7.85%.  The proceeds have been recorded as a liability and will be reduced as the subsidiary remits property taxes to the City of Wood River, beginning in 2008 and continuing for approximately 13 years.

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of September 30, 2009 (in thousands):

Remainder of 2009	$290
2010	318
2011	343
2012	370
2013	399
Thereafter	4,318
Total	$6,038

7.	Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through September 30, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

8.	Derivative Financial Instruments

On January 1, 2009, the Company adopted new disclosure requirements related to its derivative financial instruments.  The adoption of these new requirements had no financial impact on our consolidated financial statements and only required additional financial statement disclosures.  We have applied these requirements on a prospective basis.  Accordingly, disclosure related to interim periods prior to the date of adoption have not been presented.

We use interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate Senior Debt facility so that the interest payable on a portion of the principal value of the Senior Debt facility effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income (loss) and the corresponding fair value liabilities are included in the current portion of derivative financial instrument liability in our consolidated balance sheet.  The monthly interest settlements are reclassified from other comprehensive income (loss) to interest expense as they are settled each month.  The full amount of accumulated other comprehensive income (loss) at September 30, 2009 related to these interest rate swaps will be reclassified to the statement of operations over the next twelve months as they expire.  See Note 5 for further discussion of interest rates on the Senior Debt facility.

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $60.0 million principal with a fixed interest rate of 4.65%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The interest rate swap expired in September 2009, and therefore, there is no fair value for this swap on the consolidated balance sheet at September 30, 2009.  The LLC made payments under this swap arrangement for the three and nine month periods ended September 30, 2009, totaling $670,000, and $1,941,000, respectively, and for the three and nine month periods ended September 30, 2008, totaling $334,000 and $758,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($619,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the consolidated balance sheet at September 30, 2009.  The LLC made net payments under this swap arrangement for the three and nine month periods ended September 30, 2009 totaling $318,000, and $900,000, respectively, and for the three and nine month periods ended September 30, 2008 totaling $38,000 and $39,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts.  During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under those contracts.  Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities.  The Company recorded $39.9 million in losses during the nine months ended September 30, 2008 resulting from the liquidation of its hedge contracts.  As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable.  See further discussion of the Cargill Debt in Note 5 — Long Term Debt.

The effects of derivative instruments on our consolidated financial statements were as follows as of September 30, 2009 and for the three and nine months then ended (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	September 30, 2009
(In thousands)	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swap agreements designated as cash flow hedges	Current portion of derivative financial instrument liability	$(619)

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

	Amount of Gain (Loss) recognized in Accumulated OCI on Derivative (effective Portion)	Amount of Gain (Loss) recognized in Accumulated OCI on Derivative (effective Portion)	Amount and Location of Gain (Loss) Rec lassified from Accumulated OCI into Income (effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three and Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009		September 30, 2009

Cash flow hedges:
Interest Rate Swaps	$(141)	$(720)	$(988)	$(2,842)	Interest expense	$—	Other non-operating income

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with these provisions, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

(in thousands)	September 30,
Level 2	2009
Financial Liabilities:
Interest rate swaps	$(619)
Total liabilities	$(619)

Total net position	$(619)

The fair value of our interest rate swaps are primarily based on the LIBOR index.

9.	Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company and the LLC:

	Three Months Ended,		Nine Months Ended,
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock options	$64	$—	$190	$340
Restricted stock	3	—	94	181
Total	$67	$—	$284	$521

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

During the three and nine months ended September 30, 2009, the Company issued 0 and 30,000 stock options, respectively under the 2007 Plan to certain of our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  During the three and nine months ended September 30, 2008 the Company issued 0 and 299,025 stock options, respectively, under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience in 2008, the expected option term in 2008 is calculated using the “simplified” method.

The weighted average variables used in calculating fair value for options issued during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended						Nine Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009	September 30, 2008
Expected stock price volatility		n/a	%		n/a	%	191%	58%
Expected life (in years)		n/a			n/a		3.6	3.6
Risk-free interest rate		n/a	%		n/a	%	2.16%	2.70%
Expected dividend yield		n/a	%		n/a	%	0.00%	0.00%
Expected forfeiture rate		n/a	%		n/a	%	35.00%	35.00%
Weighted average grant date fair value	$	n/a		$	n/a		$0.68	$2.32

A summary of the status of outstanding stock options at September 30, 2009 and the changes during the nine months ended September 30, 2009 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2009	557,700	$7.75
Granted	30,000	0.73
Exercised	—	—
Forfeited	(256,570)	8.57
Options outstanding, September 30, 2009	331,130	$6.48	3.3	$—
Options vested or expected to vest at September 30, 2009	278,339	$6.65	3.3	$—	$214,577
Options exercisable, September 30, 2009	163,194	$7.36	3.2	$—

Based on the Company’s closing common stock price of $0.68 on September 30, 2009, there was no intrinsic value related to any stock options outstanding.

Restricted Stock - In the nine months ended September 30, 2009, the Company granted 15,000 shares to its non-employee directors.  The shares vest 100% on the first anniversary of the grant date.

A summary of the restricted stock activity during the nine months ended September 30, 2009 is as follows:

		Weighted
		Average		Unrecognized
		Grant Date	Aggregate	Remaining
		Fair Value	Intrinsic	Compensation
	Shares	per Award	Value	Expense
Restricted stock outstanding, January 1, 2009	76,307	$8.32
Granted	15,000	0.73
Vested	(31,787)	5.82
Cancelled or expired	(30,956)	9.94
Restricted stock outstanding, September 30, 2009	28,564	$5.37	$19,424
Restricted stock expected to vest at September 30, 2009	19,635	$4.82	$13,352	$91,670

The Company recorded $67,000 and $284,000 of non-cash compensation expense during the three and nine months ended September 30, 2009, respectively, relating to stock options and restricted stock.  During the three and nine months ended September 30, 2008, the company recorded $352 and $521,000, respectively, of non-cash compensation expense relating to stock options and restricted stock.  Compensation expense was determined based on the fair value of each award type at the grant date and is recognized on a straight line basis over their respective vesting periods.  The remaining unrecognized option and restricted stock expense will be recognized over 1.1 and 1.7 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 2,571,442 shares of common stock available for future grant under our 2007 Plan at September 30, 2009.

10.	Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and nine months ended September 30, 2009, and September 30, 2008.  At September 30, 2009 and December 31, 2008, the Company recognized a tax receivable of $279,000 and $305,000, respectively, related to expected tax refunds.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,		Nine Months Ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	September 30,	December 31,
	2009	2008
Deferred tax assets:
Capitalized start up costs	$4,016	$4,528
Net unrealized loss on derivatives	174	712
Net operating loss carryover	41,697	20,993
Other	796	779
Deferred tax asset	46,683	27,012
Valuation allowance	(25,326)	(18,412)

Deferred tax liabilities:
Property, plant and equipment	(21,357)	(8,600)
Deferred tax liabilities	(21,357)	(8,600)

Net deferred tax asset	$—	$—

Current tax receivable	$279	$305

Increase in valuation allowance	$6,914

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

As of September 30, 2009, the net operating loss carryforward is $111.0 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.	Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  No funds were contributed to the plan in the three or nine months ended September 30, 2009.  Approximately $28,000 of employee deferrals was contributed to the plan in the three and nine months ended September 30, 2008.  These funds incurred a gain in value of $6,200, and $9,800 in the three and nine months ended September 30, 2009 and a loss in value of $5,900 and $11,600 in the three and nine months ended September 30, 2008, respectively.  These deferrals have been recorded as other assets and other non-current liabilities on the consolidated balance sheet at September 30, 2009 and December 31, 2008.

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees.  Employee participation in this plan is voluntary.  Contributions to the plan by the LLC are discretionary.  There were no contributions by the LLC to the plan for the three and nine months ended September 30, 2009 or 2008.

12.	Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill.  Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants.  Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect.  Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively.  The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index.  The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.  Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments.  The deferred lease payments will be payable to Cargill over a two year period beginning September 1, 2010.

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

Future minimum operating lease payments at September 30, 2009 are as follows (in thousands):

Remainder of 2009	$1,776
2010	9,427
2011	10,461
2012	10,036
2013	9,464
Thereafter	58,536
Total	$99,700

Rent expense recorded for the three and nine month periods ended September 30, 2009 totaled $2,366,000 and $7,080,000, respectively, and for the three and nine month periods ended September 30, 2008 totaled $1,586,000 and $4,166,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  As part of the EPC contracts, the subsidiaries of the LLC were permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  The subsidiaries of the LLC entered into settlement agreements with TIC, effective December 11, 2008, that settled certain outstanding issues between the parties under the terms of the EPC contracts.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage in the consolidated balance sheets at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement.  The $9.4 million of construction retainage was paid to TIC in February 2009.  At September 30, 2009 and December 31, 2008, property, plant and equipment related to the EPC contracts totaled $248.9 million, which was recorded net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.  Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which payment terms will revert back to the original terms on September 1, 2010.

At September 30, 2009, the LLC had committed, through its subsidiaries, to purchase 879,000 bushels of corn to be delivered between October 2009 and October 2010 at our Fairmont location, and 1,733,000 bushels of corn to be delivered between October 2009 and March 2011 at our Wood River location.  These purchase commitments represent 2% and 3% of the projected corn requirements during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to market all ethanol and distillers grain produced at the Wood River and Fairmont plants through September 2016.  Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price.  That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission.  In certain circumstances, the plants may elect not to participate in the marketing pool.  Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency.  Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments.  The deferred commission payments will be payable to Cargill over a two year period beginning September 1, 2010.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13.	Noncontrolling Interest

We have retrospectively applied the presentation requirements of FASB ASC 810 in our consolidated financial statements.  Noncontrolling interest consists of equity issued to members of the LLC.  Under its original LLC agreement, the LLC was authorized to issue 9,357,500 Class A, 950,000 Class B, 425,000 Class M, 2,683,125 Class C and 894,375 Class D Units. Class M, C and D Units were considered “profits interests” for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the LLC’s equity units were converted to one class of LLC equity upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 LLC membership units and Class B common shares.  Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896

LLC Membership Units and Class B common shares exchanged in 2007	(561,210)

LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)

LLC Membership Units and Class B common shares exchanged in 2009	(1,932,817)

Remaining LLC Membership Units and Class B shares at September 30, 2009	8,149,431

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At September 30, 2009, the Company owned 75.0% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged into the Company’s common stock.

The exchanges of LLC membership units for common stock prior to January 1, 2009 were accounted for as acquisitions of minority interests in accordance with FASB ASC 805, Business Combinations.  Under FASB ASC 805, the common stock was recorded based on the market value at the date of issuance while minority interest was eliminated based on its book value at the date of the exchange with any difference between these two amounts recorded as an adjustment of the capitalized cost of  long-lived assets.  Beginning on January 1, 2009, the Company adopted the provisions FASB ASC 810, whereby all exchanges of LLC membership units for Company common stock will be accounted for as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp.’s common shareholders for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s common shareholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income (loss) attributable to BioFuel Energy Corp.’s common shareholders	$(6,234)	$(33,148)	$(20,478)	$(33,979)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s paid-in capital for issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	—	1,794	360
Net transfers (to) from noncontrolling interest	—	—	1,794	360
Change from net income (loss) attributable to BioFuel Energy Corp.’s common shareholders and transfers (to) from noncontrolling interest	$(6,234)	$(33,148)	$(18,684)	$(33,619)

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

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering which is June 2012.  On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership units exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership units held by the management members at the time of the offering is greater than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership units or an equivalent number of shares of common stock. Conversely, if the number of LLC membership units the management members held at the time of the offering is less than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership units in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J.  Edelman may be required to deliver up to 100% of his LLC membership units, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public shareholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

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

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We may attempt to use derivative financial instruments such as futures contracts, swaps and option contracts to manage commodity prices in the future, although sufficient financial resources may not be available to us and opportunities to sell ethanol for future delivery may be significantly limited.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources;—Cargill debt agreement,” and “Quantitative and Qualitative Disclosures about Market Risk,” elsewhere in this report.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets.  The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

At September 30, 2009, the Company owned 75.0% of the LLC and the remainder was owned by our founders and some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 25.0% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 8,149,431 membership interests in the LLC that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  As of December 31, 2008, the unit holders owned 10,082,248 membership units, or 30.9% of the membership interests in the LLC.  During the nine months ended September 30, 2009, unit holders exchanged 1,932,817 membership units in the LLC (together with the corresponding shares of Class B common stock) for shares of our common stock, substantially all of which are eligible for sale under Rule 144 promulgated under the Securities Act of 1933 upon lapse of a six-month holding period.

The Operating Subsidiaries, entered into engineering, procurement and construction, or EPC contracts with The Industrial Company — Wyoming, or TIC, for the turnkey construction of the Wood River and Fairmont plants.  The Operating Subsidiaries of the LLC entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of constructing the plants.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  At September 30, 2009, property, plant and equipment related to the EPC contracts was $248.9 million, which was recorded net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”.  The prices of these commodities are volatile and beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8.4 million and $28.5 million during the three and nine months ended September 30, 2009, respectively, primarily resulting from poor operating margins due to unfavorable crush spreads and operating issues in addition to increased legal, financial advisory, and interest expenses associated with the Company’s negotiations with its lenders relating to restructuring and loan conversion.

Certain subsidiaries of the LLC, or the Operating Subsidiaries, received a Notice of Default dated May 22, 2009 from its lenders under the senior secured credit facility, the Senior Debt facility, asserting that a “material adverse effect” had occurred.  The Company disagreed with the lenders assertion that a material adverse effect had occurred and, beginning on May 28, 2009, entered into a series of consent agreements with its lenders granting the Operating Subsidiaries limited access to its bank accounts as it continued discussions with the lenders relating to the asserted events of default and conversion of the construction loans to term loans.  Effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt provided for $198.6 million of total funded debt under the term loans.  Following the conversion, the Operating Subsidiaries made their first principal payment on September 30, 2009 of $3.2 million which resulted in $195.4 million in term loans outstanding as of September 30, 2009.  The Waiver and Amendment to the Senior Debt also provides for up to $9.7 million in additional loans to make future principal and interest payments under the Senior Debt facility.

Although we have come to a resolution with the lenders concerning our Senior Debt facility and losses have narrowed in the third quarter as a result of crush spreads steadily improving throughout the year to date, we cannot predict when or if crush spreads will narrow again or if current or more favorable margins will continue.  In the event crush spreads narrow further, and remain at unprofitable levels for an extended period of time, we may not be able to generate sufficient cash flow to meet our obligations and sustain our operations.  In addition, we have had, and continue to have, severely limited liquidity, with $8.2 million in cash on hand as of September 30, 2009.  If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all.  If we are unable to do so, we may be required to curtail operations or cease operating altogether.

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

Cost of goods sold and gross income (loss)

Our gross income (loss) is derived from our revenues less our cost of goods sold. Our cost of goods sold is affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of a wide variety of factors, including weather, market demand, regulation and general economic conditions, all of which are outside of our control.

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

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.  During the three and nine months ended September 30, 2009, significant third party legal and financial advisory expenses were incurred associated with the Company’s negotiations with its lenders relating to restructuring and loan conversion.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales	$91,138	100.0%	$90,549	100.0%	$295,096	100.0%	$90,841	100.0%
Cost of goods sold	89,039	97.7	103,765	114.6	298,911	101.3	104,021	114.5
Gross income (loss)	2,099	2.3	(13,216)	(14.6)	(3,815)	(1.3)	(13,180)	(14.5)
General and administrative expenses	5,737	6.3	2,468	2.7	12,611	4.3	14,968	16.5
Other operating expense	150	0.2	1,345	1.5	150	0.0	1,345	1.5
Operating loss	(3,788)	(4.2)	(17,029)	(18.8)	(16,576)	(5.6)	(29,493)	(32.5)
Other income (expense), net	(4,585)	(5.0)	(53,612)	(59.2)	(11,963)	(4.1)	(42,342)	(46.6)
Net loss	(8,373)	(9.2)	(70,641)	(78.0)	(28,539)	(9.7)	(71,835)	(79.1)

The following table sets forth key operational data for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 that we believe are important indicators of our results of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Ethanol sold (gallons, in thousands)	51,557	35,599	162,568	35,599
Dry distillers grains sold (tons, in thousands)	117.3	68.7	360.8	68.7
Wet distillers grains sold (tons, in thousands)	84.3	83.4	283.1	89.9
Average price of ethanol sold (per gallon)	$1.56	$2.20	$1.54	$2.20
Average price of dry distillers grains sold (per ton)	$84.25	$149.22	$108.05	$149.22
Average price of wet distillers grains sold (per ton)	$23.08	$38.99	$34.34	$39.63
Average corn cost (per bushel)	$3.14	$5.36	$3.58	$5.45

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Sales:  Net Sales were $91,138,000 for the three months ended September 30, 2009 compared to $90,549,000 for the three months ended September 30, 2008 or an increase of $589,000.   This was due to an increase in volumes of ethanol and distillers grains sold offset by a decline in the price of ethanol and distillers grains.

Cost of goods sold and gross income (loss):  Cost of goods sold was $89,039,000 for the three months ended September 30, 2009 which resulted in gross income of $2,099,000 for the period.  Cost of goods sold for the three months ended September 30, 2009 included $60,456,000 for corn, $5,359,000 for natural gas, $1,817,000 for denaturant, $3,300,000 for electricity, $3,528,000 for chemicals and enzymes, $8,219,000 for general operating expenses, and $6,360,000 for depreciation.  Cost of goods sold was $103,765,000 for the three months ended September 30, 2008 which resulted in a gross loss of $13,216,000 for the three months ended September 30, 2008.  Cost of goods sold for the three months ended September 30, 2008 included $74,442,000 for corn, $11,551,000 for natural gas, $2,103,000 for denaturant, $2,793,000 for electricity, $4,906,000 for chemicals and enzymes, $5,645,000 for general operating expenses, and $2,325,000 for depreciation.  Our cost of goods sold was higher than expected in the three months ended September 30, 2008 due to the delay in having our plants up and running at capacity, which resulted in inefficiencies in all cost categories, except depreciation expense.

General and administrative expenses:  General and administrative expenses increased $3,269,000 or 132.5%, to $5,737,000 for the three months ended September 30, 2009, compared to $2,468,000 for the three months ended September 30, 2008.  The increase was due to an increase of $352,000 in compensation costs and an increase of $2,917,000 in other expenses.  Other expenses for the three months ended September 30, 2009 included $3,205,000 of third party legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion.

Other operating expense:  Other operating expense decreased $1,195,000 or 88.8%, to $150,000 for the three months ended September 30, 2009, compared to $1,345,000 for the three months ended September 30, 2008.  The expense for the three months ended September 30, 2009 consisted of a $150,000 insurance claim deductible expense.  The expense for the three months ended September 30, 2008 consisted of a $250,000 insurance claim deductible expense and a $1,095,000 write off of development costs associated with the evaluation of three additional plant sites.

Other income (expense):  Interest income decreased $122,000, or 90.4%, to $13,000 for the three months ended September 30, 2009, compared to $135,000 for the three months ended September 30, 2008.  The decrease was primarily attributable to a decrease in the amount of funds invested in money market mutual funds during the period.

Interest expense was $4,598,000 for the three months ended September 30, 2009, compared to $1,632,000 for the three months ended September 30, 2008, or an increase of $2,966,000.  The increase is a result of the Company no longer capitalizing interest associated with the loans financing construction of the plants effective September 1, 2008.  The amount represents one month of interest expense on such loans during the three months ended September 30, 2008, compared to three months of expense in the three months ended September 30, 2009.  Interest expense was approximately $1,050,000 higher than expected for the three months ended September 30, 2009, as a result of the Notice of Default issued by the lenders under the Senior Debt facility, following which the lenders caused the construction loans and working capital loans to revert to base rate loans effective June 1, 2009, carrying a higher interest rate.  Effective October 1, 2009, the term loans and working capital loans under the Senior Debt facility were converted back to LIBOR-based loans carrying a lower interest rate.

Other non-operating expense was zero for the three months ended September 30, 2009, compared to $2,123,000 for the three months ended September 30, 2008.  The loss in the three months ended September 30, 2008 consisted of a $2,165,000 loss on the sale of corn, which was offset by $42,000 of other miscellaneous income.

Loss on derivative financial instruments was zero for the three months ended September 30, 2009, compared to $49,992,000 for the three months ended September 30, 2008.  The loss in 2008 was a result of the Company realizing losses associated with commodities hedging contracts during the period.  The Company was not a party to any such derivative financial instruments during the three months ended September 30, 2009.

Noncontrolling Interest.  The net loss attributable to the noncontrolling interest decreased $35,354,000 to $2,139,000 for the three months ended September 30, 2009, compared to $37,493,000 for the three months ended September 30, 2008.  The decrease was attributable to the Company’s net loss decreasing from $70,641,000 for the three months ended September 30, 2008 to $8,373,000 for the three months ended September 30, 2009, as well as the decrease in the percentage ownership of the noncontrolling interest from 53.1% at September 30, 2008 to 25.0% at September 30, 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, we reported only three months of net sales, cost of goods sold, or gross profit (loss) for the nine months ended September 30, 2008 for comparison purposes.

Net Sales:  Net Sales were $295,096,000 for the nine months ended September 30, 2009 compared to $90,841,000 for the nine months ended September 30, 2008 or an increase of $204,255,000.   This was due to only three months of operations in the nine months ended September 30, 2008, compared to nine full months of operations in the period ended September 30, 2009.

Cost of goods sold and gross loss:  Cost of goods sold was $298,911,000 for the nine months ended September 30, 2009 which resulted in a gross loss of $3,815,000.  Cost of goods sold included $211,736,000 for corn, $18,493,000 for natural gas, $4,934,000 for denaturant, $9,293,000 for electricity, $12,677,000 for chemicals and enzymes, $22,868,000 for general operating expenses, and $18,910,000 for depreciation.  Our cost of goods sold was high in relation to revenues primarily due to the cost of corn per gallon of ethanol being greater than it historically has been, resulting in a narrowed crush spread.  Cost of goods sold was $104,021,000 for the nine months ended September 30, 2008 which resulted in a gross loss of $13,180,000 for the nine months ended September 30, 2008.  Cost of goods sold included $74,701,000 for corn, $11,687,000 for natural gas, $2,152,000 for denaturant, $2,802,000 for electricity, $5,416,000 for chemicals and enzymes, $4,938,000 for general operating expenses, and $2,325,000 for depreciation.  Our cost of goods sold during the period ended September 30, 2008 was higher than expected due to the delay in having our plants up and running at capacity, which resulted in inefficiencies in all cost categories, except depreciation expense.

General and administrative expenses:  General and administrative expenses decreased $2,357,000 or 15.7%, to $12,611,000 for the nine months ended September 30, 2009, compared to $14,968,000 for the nine months ended September 30, 2008.  The decrease was primarily due to a decrease in compensation expense of $2,009,000 and other expense of $348,000.  Of the $2,009,000 decrease in compensation expense, $1,328,000 was attributable to plant employees who began working and training at the plants in early 2008.  As the plants did not begin commercial operation until June 2008, the plant employees’ compensation costs were included in selling, general and administrative expenses until that time while the plant employees’ costs are included in cost of goods sold for the nine months ended September 30, 2009.  Of the $348,000 decrease in other expense, $4,854,000 was attributable to an increase in third party legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion expenses relating to the plants, which was offset by a decrease in other general and administrative expenses of $5,202,000.  Of the $5,202,000 decrease in other expenses, $4,223,000 was attributable to expenses related to the plants.  As the plants did not begin commercial operation until June 2008, all start-up costs were included in general and administrative expenses until that time.  Subsequent to June 2008, plant costs are now included in cost of goods sold.

Other operating expense:  Other operating expense decreased $1,195,000 or 88.8%, to $150,000 for the nine months ended September 30, 2009, compared to $1,345,000 for the nine months ended September 30, 2008.  The expense for the nine months ended September 30, 2009 consisted of a $150,000 insurance claim deductible expense.  The expense for the nine months ended September 30, 2008 consisted of a $250,000 insurance claim deductible expense and a $1,095,000 write off of development costs associated with the evaluation of three additional plant sites.

Other income (expense):  Interest income decreased $913,000 or 92.5%, to $74,000 for the nine months ended September 30, 2009, compared to $987,000 for the nine months ended September 30, 2008.  The decrease was primarily attributable to a decrease in the amount of funds available to be invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

Interest expense was $12,036,000 for the nine months ended September 30, 2009, compared to $1,632,000 for the nine months ended September 30, 2008, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.  The amount represents one month of interest expense on such loans during the nine months ended September 30, 2008, compared to nine months of expense in the nine months ended September 30, 2009.  Interest expense was approximately $1,400,000 higher than expected for the nine months ended September 30, 2009, as a result of the Notice of Default issued by the lenders under the Senior Debt facility, following which the lenders caused the construction loans and working capital loans to revert to base rate loans effective June 1, 2009, carrying a higher interest rate.  Effective October 1, 2009, the term loans and working capital loans under the Senior Debt facility were converted back to LIBOR-based loans carrying a lower interest rate.

Other non-operating expense was $1,000 for the nine months ended September 30, 2009 compared to $1,785,000 for the nine months ended September 30, 2008.  The loss in 2008 consisted of a $1,879,000 loss on the sale of corn which was offset by $94,000 of other miscellaneous income.

 Loss on derivative financial instruments was zero for the nine months ended September 30, 2009, compared to $39,912,000 for the nine months ended September 30, 2008.  The loss in 2008 was a result of the Company incurring losses associated with commodities hedging contracts during the period.  The Company was not a party to any such hedging contracts during the nine months ended September 30, 2009.

Noncontrolling Interest.  The net loss attributable to the noncontrolling interest decreased $29,795,000 to $8,061,000 for the nine months ended September 30, 2009, compared to $37,856,000 for the nine months ended September 30, 2008.  The decrease was attributable to the Company’s net loss decreasing from $71,835,000 for the nine months ended September 30, 2008 to $28,539,000 for the nine months ended September 30, 2009, as well as the decrease in the percentage ownership of the noncontrolling interest from 53.1% at September 30, 2008 to 25.0% at September 30, 2009.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine month periods ended September 30, 2009 and September 30, 2008 are summarized below (in thousands):

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash provided by (used in):
Operating activities	$(10,694)	$(74,542)
Investing activities	(10,111)	(43,819)
Financing activities	16,673	82,015
Net decrease in cash and equivalents	$(4,132)	$(36,346)

Cash used in operating activities. Net cash used in operating activities was $10,694,000 for the nine months ended September 30, 2009, compared to $74,542,000 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, the amount was primarily comprised of a net loss of $28,539,000 and working capital uses of $3,427,000 which were offset by non-cash charges, primarily depreciation and amortization, of $21,272,000. Working capital uses primarily related to decreases in accounts payable and other current liabilities offset by decreases in accounts receivable and inventory.  For the nine months ended September 30, 2008, the amount was primarily comprised of a net loss of $71,835,000, and working capital uses of $6,885,000, which were offset by non-cash charges, primarily depreciation and amortization and loss on disposal of assets, of $4,178,000. Working capital uses mostly related to an increase in accounts receivable of $18,727,000 and an increase in inventory of $17,066,000 offset by an increase in accounts payable of $26,448,000.

Cash used in investing activities.  Net cash used in investing activities was $10,111,000 for the nine months ended September 30, 2009, compared to $43,819,000 for the nine months ended September 30, 2008.  The cash used during the nine months ended September 30, 2009 was primarily for payment of the construction retainage on the Wood River and Fairmont ethanol plants, while during the nine months ended September 30, 2008 the cash used was primarily for capital expenditures related to the construction of the Wood River and Fairmont ethanol plants.  The decrease between the nine months ended September 30, 2008 and 2009 was a result of the construction being largely completed by the end of 2008, with only minor construction projects being completed in 2009.

Cash provided by financing activities.  Net cash provided by financing activities was $16,673,000 for the nine months ended September 30, 2009, compared to $82,015,000 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 the amount was primarily comprised of $3,000,000 of borrowings under the Company’s working capital facility and $17,387,000 of proceeds under its term (formerly construction) loan facilities, which were offset by $1,233,000 in payments of Subordinated Debt and $3,150,000 in payments of the Senior Debt.  For the nine months ended September 30, 2008 the amount was primarily comprised of $10,000,000 of borrowings under the Company’s working capital facility and $75,500,000 in borrowings under the Company’s construction facilities offset by $2,276,000 in payments for treasury stock purchases.

Our principal sources of liquidity at September 30, 2009 consisted of cash and equivalents, working capital generated from operations, and available borrowings under our bank facilities as summarized in the following table (in thousands).

	September 30, 2009
Cash and equivalents	$8,167
Working capital	(2,214)	(1)
Debt Service Reserve loan commitment availability	9,743
(1)    Includes $20.0 million working capital loan maturing in September 2010

Our principal liquidity needs are expected to be funding our operations, funding project costs, debt service requirements of our indebtedness, and general corporate purposes.  Our Debt Service Reserve availability can only be utilized to fund principal and interest payments under our Senior Debt facility.

Stock repurchase plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan pursuant to which the repurchase of up to $7.5 million of the Company’s common stock was authorized. Purchases were funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through September 30, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are held as treasury stock.  As of September 30, 2009, there were no plans to repurchase any additional shares.

Tax and our tax benefit sharing agreement

As a result of future exchanges of membership interests in the LLC for shares of our common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership interests for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through September 30, 2009. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership interests in the LLC for shares of our common stock.  At the current trading price, which was $1.45 as of November 9, 2009, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

The Senior Debt facility initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million.  No principal payments were required until the construction loans were converted to term loans.  Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.  The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders assertion that a material adverse effect had occurred and, beginning on May 28, 2009, entered into a series of consent agreements with its lenders, granting the Operating Subsidiaries limited access to its bank accounts as it continued discussions with the lenders relating to the asserted events of default and conversion of the construction loans to term loans.  Effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt provided for $198.6 million of total funded debt under the term loans.  Following the conversion, the Operating Subsidiaries made their first principal payment on September 30, 2009 of $3.2 million which resulted in $195.4 million in term loans outstanding as of September 30, 2009.  The Waiver and Amendment to the Senior Debt also provides for up to $9.7 million in additional loans to make future principal and interest payments under the Senior Debt facility.  The term loans mature in September 2014.

The Senior Debt facility also includes working capital loans of up to $20.0 million, a portion of which is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants, and may be drawn on and repaid at any time until maturity.  The working capital loans mature in September 2010, and as a result the entire outstanding amount of such loans was classified as current as of September 30, 2009.  However ,with consent from two-thirds of the lenders, the maturity date of the working capital loans may be extended to September 2011.  As of September 30, 2009, the Company’s subsidiaries had $20.0 million of outstanding working capital loans.

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

The Senior Debt facility includes certain limitations on, among other things, the ability of our subsidiaries to incur additional indebtedness, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, mergers or consolidations, and conduct transactions with affiliates. The Company has established collateral deposit accounts maintained by an agent of the banks, into which our revenues are to be deposited. These funds will then be allocated into various sweep accounts held by the collateral agent, with the remaining cash, if any, distributed to the Company each month. The sweep accounts have various provisions, including an interest coverage ratio and debt service reserve requirements, which will restrict the amount of cash that is made available to the Company each month.

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

Interest rates on each of the loans under the Senior Debt facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the borrowings at September 30, 2009 was 3.3%. As a result of the Notice of Default, the lenders caused the construction loans and working capital loans to revert to base rate, effective June 1, 2009 which resulted in additional interest expense of approximately $350,000 per month for the period of June through September 2009. This resulted in incremental interest expense of approximately $1,050,000 for the third quarter of 2009. Effective October 1, 2009, the term loans and working capital loans under the Senior Debt facility were converted back to LIBOR-based loans.

We are required to pay certain fees in connection with our Senior Debt facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the construction loans and working capital loans and letter of credit fees. During the three and nine months ended September 30, 2009 we incurred $0, and $51,000 in commitment fees, respectively.

Debt issuance fees and expenses of approximately $8.5 million ($5.2 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through September 30, 2009. These costs have been deferred and are being amortized over the term of the Senior Debt facility, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets. During the three month and nine month periods ended September 30, 2009, we amortized $361,000 and $723,000 in debt issuance costs to interest expense, respectively.

Subordinated Debt agreement

The LLC is the borrower of subordinated debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, each of which are related parties. The loan agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. Interest on the subordinated debt is payable quarterly in arrears at a 15.0% annual rate. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed. The subordinated debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility. A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding. The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constituted an event of default under the Subordinated Debt. The Sub Lenders did not elect to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and did not declare or otherwise provide a notice of acceleration. Since all of the asserted events of default under the Senior Debt facility were waived by the lenders under that facility on September 29, 2009, there is no longer an event of default under the Subordinated Debt.

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

The LLC did not make the scheduled quarterly interest payments which were due on September 30, 2008 and December 31, 2008. Under the terms of the subordinated debt agreement, the failure to pay interest when due is an event of default. In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the subordinated debt agreement. Under the waiver and amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. As of September 30, 2009, the LLC had $20.1 million outstanding under its subordinated debt facility. Effective upon the $2.0 million initial payment, the subordinated debt lenders waived the defaults and any associated penalty interest relating to our failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC.

Debt issuance fees and expenses of approximately $5.5 million ($1.5 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through September 30, 2009. Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

Cargill debt agreement

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under these contracts. Cargill began liquidating the hedge contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedge contracts for any of its commodities. In January 2009, the LLC and Cargill entered into an agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to these hedging losses. The agreement with Cargill required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the agreement. Cargill will forgive, on a dollar for dollar basis, a further $2.8 million as it receives the next $2.8 million of principal payments. The Cargill Debt is being accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 470-60, Troubled Debt Restructurings by Debtors. As the future cash payments specified by the terms exceed the carrying amount of the debt before the $3.0 million is forgiven, the carrying amount of the debt is not reduced and no gain is recorded. As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain contingency should be recorded.

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites. The subsidiaries of the LLC that constructed the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered in a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires 10 annual payments of $58,000, including interest at 6.5%, and matures in 2018.

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

Letters of credit

The Company had obtained three letters of credit, for a total of approximately $1.9 million outstanding, as of September 30, 2009. These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by certificates of deposit in the respective amounts, which will automatically renew each year.

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2009, no circumstances existed which would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Share-based compensation

Under the fair value recognition provisions of this guidance, share-based compensation cost for stock options granted is measured at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The key assumptions generally used in the Black-Scholes calculations include the expected term, the estimated volatility of our common stock, and the risk-free rate of return during the expected term. Additionally, we are required to estimate the expected forfeiture rate, as we recognize expense only for those shares or stock options expected to vest. Due to the uncertainties inherent in these estimates, the amount of compensation expense to be recorded will be dependent on the assumptions used in making the estimates.

Recent accounting pronouncements

In May 2009, the Financial Accounting Standards Board issued new requirements related to subsequent events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. This new requirement introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted these new requirements as of June 30, 2009, which was the required effective date.

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From October 1, 2007 to September 30, 2009, the CBOT ethanol month prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.94 per gallon in June 2008 and averaged $1.96 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain are sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using an average corn price of $4.00 per bushel, we estimate that corn will represent approximately 70% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From October 1, 2007 to September 30, 2009 the CBOT month price of corn has fluctuated from a low of $3.00 per bushel in September 2009 to a high of $7.55 per bushel in June 2008 and averaged $4.53 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using an average corn price of $4.00 per bushel and an average price of $5.50 per Mmbtu for natural gas, we estimate that natural gas will represent approximately 8.5% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From October 1, 2007 to September 30, 2009, the Nymex month price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $13.58 per Mmbtu in July 2008 and averaged $6.90 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol sales for the last three months of 2009. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and our ethanol sales based on current prices as of September 30, 2009, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last three months of 2009.

	Volume Requirements	Units	Price per Unit at September 30, 2009	Hypothetical Adverse Change in Price	Change in Three months ended 12/31/09 Pre-tax Income
	(in millions)				(in millions)

Ethanol	55.8	Gallons	$1.67	10%	$(9.3)
Corn	20.1	Bushels	$3.39	10%	$(6.8)
Natural Gas	1.7	Mmbtu	$3.72	10%	$(0.6)

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

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. In September 2007, the LLC, through its subsidiaries, entered into an interest rate swap for a two-year period. The contract was for $60.0 million principal with a fixed interest rate of 4.65% payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. This interest rate swap expired in September 2009. In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period. The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears. As of September 30, 2009, we had borrowed $215.4 million under our Senior Debt facility. After considering the $50.0 million of interest rate swaps in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,654,000 on our annual interest expense. See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Senior Debt facility” elsewhere in this report.

At September 30, 2009, we had $2,257,000 of cash and equivalents invested in money market mutual funds held at one financial institution, which is in excess of FDIC insurance limits. We also had certificates of deposit for $1.9 million held at two financial institutions, which is in excess of FDIC insurance limits. The money market mutual funds are not invested in any auction rate securities.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Commodity margins continue to present a significant risk, which we may not be able to hedge against.

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8.4 million and $28.5 million during the three and nine months ended September 30, 2009, respectively, primarily resulting from poor operating margins due to unfavorable crush spreads. Although our losses narrowed in the third quarter, and crush spreads have steadily improved throughout the year to date, we cannot predict when or if crush spreads will narrow again or if the current improved margins will continue. In the event crush spreads narrow further, and remain at unprofitable levels for an extended period of time, we may not be able to generate sufficient cash flow to meet our obligations and sustain our operations.

We have developed and adopted a risk management policy under which we may enter into contracts, including exchange-traded futures contracts, to sell a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to attempt to offset some of the effects of volatility of ethanol prices and costs of commodities. We are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future. In addition, ethanol futures have historically traded with an inverted price progression, or “strip,” whereby outer month contracts are priced at lower prices than spot or near-month contracts. In contrast, corn futures historically have traded such that outer months have higher prices than near or spot months. As a result, even under market conditions in which we realize positive margins at current (spot) prices we may not be able to lock in such margins for future production. Furthermore, because of the lack of an established futures market or established markets for future physical delivery of ethanol, we may not be able to price a material amount of our future production so as to permit us to hedge a material portion of our commodities price risks.

There are significant risks arising from the substantial amount of indebtedness we have incurred.

The Operating Subsidiaries of the LLC entered into a Senior Secured Credit Facility originally providing for the availability of an aggregate of $230.0 million of borrowings (“Senior Debt”) with BNP Paribas and a syndicate of lenders to finance construction and operation of the Wood River and Fairmont plants. The Senior Debt initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million. No principal payments were required until the construction loans were converted to term loans. Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. The Company received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity. The Company disagreed with the lenders assertion that a material adverse effect had occurred and, beginning on May 28, 2009, entered into a series of consent agreements with its lenders granting the Company limited access to its bank accounts as it continued discussions with the lenders relating to the asserted events of default and conversion of the construction loans to term loans. Effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders. At conversion, the Waiver and Amendment to the Senior Debt provided for $198.6 million of total funded debt under the term loans. Following the conversion, the Operating Subsidiaries made their first principal payment on September 30, 2009 of $3.2 million resulting in $195.4 million in term loans outstanding as of September 30, 2009. The Waiver and Amendment to the Senior Debt also provides for up to $9.7 million in additional loans to make future principal and interest payments under the Senior Debt. The term loans mature in September 2014.

Although, as of September 30, 2009, we had borrowed a total of $215.4 million (including the term loans and $20 million in working capital loans) under our Senior Debt facility, additional borrowings under the remaining debt service reserve availability of $9.7 million remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under our Senior Debt facility without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing. In addition, our Senior Debt facility agreement contains standard clauses regarding occurrence of a ‘‘material adverse effect,’’ which is defined very broadly and in such fashion as to be subjective. As discussed above, our lenders previously asserted that a “material adverse effect” had occurred under our Senior Debt facility in May, 2009. Irrespective of the recent resolution of that dispute, in the event our banks should assert in the future that a ‘‘material adverse effect’’ has occurred, they could declare us in default and accelerate payment of all principal and interest due, or prevent us from borrowing additional funds under the Senior Debt facility

During our limited period of operations we have been unable to consistently generate positive cash flow, most recently due to the narrow crush spread experienced in the commodities markets. If this should recur, we may not be able to generate enough cash flow from operations in the future or obtain enough additional capital to service our debt, finance our business operations or fund our planned capital expenditures. In addition, we have had, and continue to have, severely limited liquidity, with $8.2 million in cash on hand as of September 30, 2009. If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, any or all of which we may not be able to do on commercially reasonable terms or at all. If we are unable to do so, we may be required to curtail operations or cease operating altogether, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle both the senior lenders and the subordinated lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations, although the ability of the lenders under our subordinated debt to do so, or to pursue other remedies against the LLC and its subsidiaries, would be subject to, and substantially limited by, the subordination agreement among the subordinated debt lenders, the lenders under our Senior Debt facility, and the LLC and its subsidiaries. The receipt by the Company of the Notice of Default dated May 22, 2009, from the lenders under the Senior Debt facility constituted an event of default under the Subordinated Debt. The lenders under our subordinated debt did not elect to exercise any of the rights and remedies available to them as a result of the Notice of Default under the Senior Debt facility, and did not declare or otherwise provide a notice of acceleration. Since all of the asserted events of default under the Senior Debt facility were waived by the lenders under that facility on September 29, 2009, there is no longer an event of default under the Subordinated Debt.

Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

We have encountered unanticipated difficulties in operating our plants, which may recur and cause us to incur substantial losses.

We are aware of certain plant design and construction defects that may impede the reliable operation of the plants and continuous operations. We are in the process of addressing these and a variety of other reliability issues at our plants, but we have no assurance that our initiatives will be successful or can be implemented in a timely fashion or without an extended period of interruption to operations. As a result, we have encountered unanticipated difficulties and the operation of our plants has been in some respects more costly or inefficient than we anticipated, and this may recur in the future. We may be entitled to damages from our general contractor for warranty claims under our engineering, procurement and construction contracts for some of the unanticipated difficulties we have encountered in operating our plants due to deficiencies in design, construction or materials, but we have no assurance of our ability to obtain payment for any damages or that such damages, if paid to us, will fully compensate us for the cost of remedying such defects. In any event, we will not be able to recover lost sales or lost profits that have resulted, or might result in the future, from any defect in the design or construction of our plants.

We may also encounter other factors that could prevent us from conducting operations as expected, resulting in decreased capacity or interruptions in production, including shortages of workers or materials, design issues relating to improvements, construction, repair and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol in general or our plants in particular. Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions, unscheduled downtime or other operational hazards inherent in our industry. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all. Any interruption or cessation of operations due to any of the above factors would cause our sales to decrease significantly, which would have a material adverse effect on our results of operation and financial condition.

We face intense competition for qualified personnel to operate our ethanol plants.

Our success depends in large part on our ability to attract and retain competent personnel. At each of our plants we must retain qualified managers, engineers, maintenance, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry can be intense, particularly as competitors have begun operating plants in close proximity to ours. Although we have hired substantially all of the personnel necessary to operate our plants, we currently have vacancies for certain key operations managers which we have had difficulty filling, particularly as our liquidity issues and our dispute with our lenders under the Senior Debt facility became widely known in the industry. If we are unable to hire and maintain or retain productive and competent personnel, our operations may be adversely affected and we may not be able to efficiently operate our ethanol plants.

Our common stock could be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market under the symbol ‘‘BIOF.’’ The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On September 15, 2009, we received a Nasdaq Staff Deficiency Letter, indicating that the Company had failed to comply with the minimum bid price requirement for continued listing. The listing rules also provide a grace period of 180 calendar days during which, should the closing price of the Company’s stock reach $1.00 or higher for ten or more consecutive trading days, the Company would once again be in compliance with the Rule. On October 28, 2009, we received another letter from the Nasdaq staff, indicating that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least the previous 10 consecutive business days and that, accordingly, the Company had regained compliance in accordance with the listing rules. Although we are once again in compliance with the listing rules of the Nasdaq Global Market, trading in our stock remains volatile and there can be no assurances that our stock price will not fall below $1.00 again or, if it does, that it will not trade below $1.00 for 30 consecutive business days.

If we were to receive another Nasdaq Staff Determination Letter, we will have 180 days in which to satisfy the minimum bid price requirements. However, in such event, there can be no assurances that our stock would trade above $1.00 for the 10 consecutive business days required to regain compliance. If we fail to comply with the listing standards, our common stock listing may be moved, in our discretion and subject to the satisfaction of certain listing requirements, including, without limitation, the payment of a listing fee, to the Nasdaq Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES

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

10.1
Waiver and Amendment dated September 29, 2009, pursuant to that certain Credit Agreement, dated as of September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, and Pioneer Trail Energy, LLC (collectively, as "Borrowers"), BFE Operating Company, LLC as Borrowers’ Agent, the Lenders party thereto, BNP Paribas, as Administrative Agent and Arranger, and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.

10.2
Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc., incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 14, 2009.

10.3
Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc., incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 14, 2009.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: November 13, 2009	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: November 13, 2009	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 19, 2007)

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009)

10.1
Waiver and Amendment dated September 29, 2009, pursuant to that certain Credit Agreement, dated as of September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, and Pioneer Trail Energy, LLC (collectively, as "Borrowers"), BFE Operating Company, LLC as Borrowers’ Agent, the Lenders party thereto, BNP Paribas, as Administrative Agent and Arranger, and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.

10.2
Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc., incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 14, 2009.

10.3
Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc., incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 14, 2009.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2009