Form 10-K
period 2009-12-31
BioFuel Energy Corp.
filed 2010-03-30
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $8,228,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 25, 2010
Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share	25,459,735 shares, net of 809,606 shares held in treasury 7,111,985 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

Certain information included in this report, other materials filed or to be filed by BioFuel Energy Corp. (the “Company”, “we”, “our”, or “us”) with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenue or other financial items, any statements concerning future commodity prices and their effect on the Company, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

PART I

ITEM 1.  BUSINESS

Overview

BioFuel Energy Corp. produces and sells ethanol and its co-products (primarily distillers grain), through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. In 2008, we commenced commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity, based on the maximum amount of permitted denaturant, of approximately 115 million gallons per year (“Mmgy”). In December 2008, we achieved project completion of both of the plants and thereafter became fully operational.  Our strategy is focused on optimizing production and streamlining operations with the goal of producing at or above nameplate capacity at the lowest cost per gallon.  We are currently seeking to upgrade or replace certain systems at our facilities that we expect will enable us to operate at full capacity on a more reliable basis.

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodities prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.”  See “Risk Factors—Risks relating to our business and industry—Narrow comodity margins present a significant risk to our profitability.”  Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future.  However, our experience with these financial instruments has been largely unsuccessful.  For example, during the year ended December 31, 2008, we recorded $39.9 million in losses from the liquidation of our hedging contracts.  See “Risk Factors—Risks relating to our business and industry—Our results and liquidity may be adversely affected by future hedging transactions and other strategies.”  In addition, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future.  See “Risk Factors—Risks relating to our business and industry—We are currently unable to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.”

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

Our relationship with Cargill

From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship.  Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Our two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. Pursuant to 10-year ethanol marketing agreements and 10-year distillers grain marketing agreements, Cargill purchases 100% of the ethanol and distillers grain produced at our facilities and, under 20-year corn supply agreements, supplies 100% of our corn for these facilities. We also have the opportunity to utilize Cargill’s risk management services. In addition, Cargill owns approximately 5% of our company. We believe that our relationship with Cargill provides us, and will continue to provide us, with a number of competitive advantages.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under these contracts. In January 2009, the LLC and Cargill entered into an agreement that finalized the payment terms for the remaining $17.4 million owed to Cargill by the LLC related to these hedging losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement” elsewhere in this Annual Report.

Corn supply

Our ethanol facilities each require approximately 41 million bushels of corn per year in order to produce the 115 Mmgy of expected ethanol output. Cargill supplies all of the corn to our facilities. Under the corn supply agreements, Cargill has agreed to deliver U.S. No. 2 yellow dent corn with maximum moisture of 15.0% and meeting other certain specifications. On a daily basis, Cargill provides bid sheets reflecting the expected price levels required to purchase corn for the upcoming delivery period at each of the plants. We pay the applicable corn futures price then in effect, less the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.045 per bushel.

We have also entered into concurrent 20-year leases of Cargill’s existing grain elevators at each of our Wood River and Fairmont sites. These elevators provide corn storage capacity to service the plants at normal operating levels plus excess capacity to allow us to purchase corn opportunistically, for example, based on seasonality.

Sales logistics

Both of our ethanol plants are located adjacent to a rail mainline operated by the Union Pacific Railroad. A railcar unit train loading facility capable of handling up to 100 cars has been constructed at each of the plants. A 100 car unit train will hold approximately 3.0 million gallons of ethanol, roughly equivalent to 9 days of ethanol production at each of these plants. We also have storage capacity to accommodate 9 days of ethanol production and 9 days of dried distillers grain production at each of these plants. Each of our plants also has road access for loading and transportation of ethanol and distillers grain by truck, as needed.

Under our ethanol marketing agreements and distillers grain marketing agreements, Cargill performs a number of logistics functions relating to the ethanol and distillers grain produced at our facilities, utilizing its extensive network of rail and trucking relationships. These functions include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments. Under the ethanol marketing agreements, we are responsible for providing tank railcars to service our facilities, and under the distillers grain marketing agreements, we are responsible for providing covered hopper railcars to service our facilities. As a result, we have entered into 10 year leases for approximately 609 tank railcars and 266 hopper railcars from Trinity Industries Leasing Company.

Marketing arrangements

Ethanol marketing

All of our ethanol is sold to Cargill as our third party marketer and distributor, for which Cargill is paid a commission. Cargill has established relationships with many of the leading end-users of ethanol products such as major oil companies and refiners, as well as independent jobbers, storage companies and transportation companies. Our ethanol is “pooled” into a cooperative system, which includes all ethanol produced by Cargill in the United States as well as ours, whereby we receive the average price of the ethanol sold for both producers in the marketing group. Each participant in the pool receives the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges are divided among pool participants based upon each participant’s ethanol volume in the pool rather than the location of the plant or the delivery point of the customer.

Under our arrangements with Cargill, we have the ability to opt out of the marketing pool described above. In order to opt out of the marketing pool, we would need to provide six months notice prior to the date on which ethanol will first be delivered under the contract or any anniversary of that date, except that we may be obligated to participate in the pool for up to 18 months to the extent necessary to allow Cargill to fulfill contractual commitments to deliver ethanol from the pool. We will also have the ability to sell ethanol directly to end-customers on a long-term basis, using Cargill as an agent, and in the future we may do so if an attractive opportunity arises. In these circumstances, Cargill would continue to provide transportation and logistics services, would act as a contracting agent and would continue to be paid commissions by us. We will evaluate the desirability of selling ethanol directly to end-customers on an ongoing basis.

Distillers grain marketing

Under our distillers grain marketing agreements, all of the distillers grain produced at our two facilities is sold to Cargill as our third party marketer and distributor, for which Cargill is paid a commission. Our dried distillers grain is primarily marketed nationally to agricultural customers for use as an animal feed ingredient. Due to its limited shelf life and high freight costs, our wet distillers grain is sold to local agricultural customers for use as an animal feed ingredient.

Other agreements with Cargill

In addition to the agreements described above, our relationships with Cargill with respect to our ethanol facilities are each governed by a master agreement. Each of these master agreements provides certain terms and conditions that apply to all of our agreements with Cargill with respect to the relevant plant. The master agreements contain a right of first negotiation in favor of Cargill in the event we subsequently acquire or construct additional ethanol facilities. Under this right, Cargill and we have agreed to negotiate in good faith for Cargill to provide all of the commercial arrangements covered by our agreements with respect to any additional facilities. The master agreements also allow for payments due and owing to each party under all of our agreements with Cargill to be netted and offset by the parties, although we have not done so and do not expect to do so in the future.

We have leased Cargill’s grain facilities located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under each of these leases, which have an initial term of twenty years, the annual rental amount is $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease would increase to $1,200,000 and $1,500,000, respectively, and increase annually based on the percentage change in the Consumer Price Index. Under the lease agreements, we are responsible for the maintenance and repair of the premises. We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

Additional agreements with Cargill

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

The Operating Subsidiaries entered into Omnibus Agreements with Cargill, which became effective on September 1, 2009.  Pursuant to these agreements, Cargill has agreed, for a period of one year, to extend payment terms for our corn purchases and defer a portion of certain fees payable to Cargill.  The deferred fees will be payable to Cargill by the Operating Subsidiaries over a two-year period, and the payment terms for corn will revert to the original terms beginning on September 1, 2010.  At the time we entered into these agreements, we anticipated that they would provide up to approximately $10 million in additional working capital available to us over the twelve month period ending on September 1, 2010.  Due to improved operating conditions in the second half of 2009, we did not utilize the extended corn payment terms offered by Cargill under these agreements, although we expect to defer up to approximately $3.0 million in other fees during the one-year term of these agreements.

Delta-T technology licenses

Each of our two facilities was constructed by TIC Wyoming, an industrial general contracting firm, under engineering, construction and procurement (EPC) contracts, utilizing an operations and process technology licensed from its joint venture partner Delta-T Corporation, an engineering and design firm. In connection with each of the EPC contracts, Delta-T granted to us limited licenses to use Delta-T’s proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our facilities up to the designed limits. Consideration for the licenses was included as part of the payments under the EPC contracts.

Industry

Ethanol is a clean burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. In the United States, ethanol is produced primarily from corn. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. In addition, the Renewable Fuel Standard, or RFS, mandates that renewable biofuels comprise a certain minimum amount of the U.S. fuel supply. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol’s clean burning characteristics. Ethanol also comprises up to 85% of E85 fuel, although flexible fuel vehicles, or FFV’s, capable of using E85 fuel currently comprise a relatively small portion of the U.S. motor vehicles on the road.

We believe the ethanol market will continue to grow as a result of a shortage of domestic petroleum refining capacity, federally mandated renewable fuel usage, favorable tax treatment, ethanol’s clean burning characteristics and geopolitical and environmental concerns with petroleum based fuels. Reasons for continued growth prospects in the ethanol market include:

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

Expansion of gasoline supply

By blending ethanol with gasoline, refiners can expand the volume of fuel available for sale. As a result, refiners can produce more fuel from a barrel of oil and expand their ability to meet consumer demand, especially when refinery capacity and octane sources are limited. According to the Energy Information Administration, between 1980 and 2008, petroleum refining capacity in the United States increased by approximately 29%, while gasoline consumption increased approximately 36%. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

Legislative and government policy support

As mandated by The Energy Independence and Security Act of 2007, or the 2007 Act, the RFS requires that 12.0 billion gallons of conventional biofuels, which includes corn-based ethanol, be blended into the U.S. fuel supply in 2010, increasing to 15.0 billion gallons per year by 2015.  The 2007 Act also mandated an increasing overall use of renewable fuels for the years 2009 through 2022.  The new targets are expected to be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and “advanced biofuels,” such as cellulosic ethanol and biomass based diesel. The RFS for alternative fuels began in 2009 with 600 million gallons per year, and increases incrementally to 21 billion gallons of the overall mandate of 36 billion gallons of renewable fuel by 2022.

As it provides for mandatory minimums, the RFS sets a floor on the amount of ethanol to be consumed. According to the Renewable Fuels Association (“RFA”), industry capacity in the United States was approximately 13.0 billion gallons per year (“Bgpy”) as of January 2010, with an additional 1.4 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 189 production facilities as of January 2010 with 11 facilities under construction or expansion, and is primarily corn-based. The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels:

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

Environmental benefits

Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in the engine cylinder, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States. Although the federal oxygenate requirement was eliminated in May 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has generally abandoned the use of methyl tertiary butyl ether (MTBE), making ethanol the primary clean air oxygenate currently used.

Favorable tax treatment

Refiners and blenders that blend ethanol with gasoline can also take advantage of Volumetric Ethanol Excise Tax Credits, or VEETC (commonly referred to as the “blender’s credit”), that entitles them to a credit of $0.45 a gallon of ethanol—or $0.045 a gallon of gasoline for a 10% ethanol blend against the excise tax they pay on gasoline. We believe the VEETC will enable ethanol to continue to comprise a significant portion of the U.S. fuel supply. The blender’s credit is scheduled to expire on December 31, 2010, unless it is extended by Congress. The benefit of the blenders’ tax credit can be captured by refiners or passed on to consumers.

Geopolitical concerns

The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices have ranged dramatically in recent years. As a domestic, renewable source of energy, ethanol can help to reduce the United States’ dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil.  According to the Renewable Fuels Association, or RFA, the 10.7 billion gallons of ethanol produced in the U.S. in 2009 reduced demand for imported oil by 364 million barrels.

Ethanol as a gasoline substitute

Automakers in the United States now offer a wide variety of Flexible Fuel Vehicles, or FFVs, which are vehicles capable of running on blends up to 85% ethanol.  Management believes that motorists may increasingly choose FFVs due to their lower greenhouse gas emissions, flexibility and performance characteristics. Changes in corporate average fuel economy, or CAFE, standards may also benefit the ethanol industry by encouraging use of E85 fuel products.  Though E85 is not in widespread use today, auto manufacturers may find it attractive to build more flexible-fuel trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.  Future widespread adoption of FFVs could significantly boost ethanol demand and reduce the consumption of gasoline.

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

Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, domestic ethanol production was 10.7 billion gallons in 2009, produced at 189 bio-refineries nationwide.  The top ten producers (including the Company) accounted for approximately 51% of the industry’s total estimated production capacity as of December 2009.  Smaller producers and farmer-owned cooperatives, all of which have production capacities less than ours, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As of January 2010, the RFA estimates that approximately 1.4 Bgpy of additional production capacity was under construction at 11 new or existing ethanol facilities. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced that it is in the process of starting up two new plants, and will increase its production capacity by 300 Mmgy by the end of 2010.  As a result of this projected increase in production, the ethanol industry faces the risk of excess capacity. See “Risk Factors”.

Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities, including the Company’s, constitute the substantial majority of new ethanol production facilities constructed in the past five years because of the increased efficiencies and lower capital costs of dry-milling technology. Older dry-mill ethanol facilities typically produce between five and 50 Mmgy, with newer dry-mill facilities producing over 100 Mmgy and expected to provide economies of scale in both construction and operating costs per gallon.

Legislation

In addition to the legislation described above, there have been various other legislative incentives that have spurred growth in the ethanol industry. These incentives include:

State and local incentives

Various states have implemented incentives to encourage ethanol production and use. These incentives include tax credits, producer payments, loans, grants, tax exemptions and other programs. Midwestern states have initiated most of the programs and policies to promote ethanol production and development. States on the East and West Coasts also are beginning to initiate ethanol production programs in connection with drives to construct ethanol plants in these states.

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

Step one: grain receiving, storing and milling

Corn is delivered by truck, at which point it is inspected, weighed and unloaded in a receiving building and then transferred to storage bins. On the grain receiving system, a dust collection system limits particulate emissions. Truck scales weigh delivered corn. The corn is then unloaded to the storage systems consisting of concrete and steel storage bins. From its storage location, corn is conveyed to cleaning machines called scalpers to remove debris from the corn before it is transferred to hammermills or grinders where it is ground into a flour, or “meal.”

Step two: conversion and liquefaction, fermentation and evaporation systems

The meal is conveyed into slurry tanks for processing. The meal is mixed with water and enzymes and heated to break the ground grain into a fine slurry. The slurry is routed through pressure vessels and steam flashed in a flash vessel. This liquefied meal, now called “mash”, reaches a temperature of approximately 200ºF, which reduces bacterial build-up. The sterilized mash is then pumped to a liquefaction tank where additional enzymes are added. This cooked mash continues through liquefaction tanks and is pumped into one of the fermenters, where propagated yeast is added, to begin a batch fermentation process.

The fermentation process converts the cooked mash into carbon dioxide and beer, which contains ethanol as well as all the solids from the original corn feedstock. The mash is kept in a fermentation tank for approximately two days. Circulation through heat exchangers keeps the mash at the proper temperature.

Step three: distillation and molecular sieve

After batch fermentation is complete, the fermented mash, now called “beer”, is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 96%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then denatured (rendered unfit for human consumption) by mixing up to approximately 5% unleaded gasoline to prepare it for sale.

Step four: liquid—solid separation system

The residue corn mash from the distillation stripper, called “stillage”, is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is then pumped from the centrifuges back to mashing or to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuges, known as “wet cake”, are conveyed to the wet cake storage pad or the gas-fired dryer for removal of residual water. Syrup is added to the wet cake. The result is wet distillers grain with solubles. The wet distillers grain can then be placed into a dryer, where moisture is removed. The end result of the process is dried distillers grain.

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

Carbon dioxide.  Carbon dioxide is also a by-product of our dry-mill ethanol production process. We do not currently market our carbon dioxide. Currently, we scrub the carbon dioxide during the production process and release it to the atmosphere, as allowed under the air permits obtained for each of our facilities. However, our ability to release the carbon dioxide into the atmosphere may be limited by laws or regulations in the future and any controls on carbon dioxide emissions could result in additional costs. In the future, we also may explore the possibility of collecting and disposing of or marketing the carbon dioxide.

Competition

The markets where our ethanol is sold are highly competitive. According to the RFA, industry capacity in the United States was approximately 13.0 billion gallons per year as of January 2010, with an additional 1.4 Bgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 189 production facilities as of January 2010 with 11 new facilities under construction, and is primarily corn-based.

Over the past 18 months, the U.S. ethanol industry has witnessed significant acquisition activity by gasoline and oil refiners that has resulted in a number of relatively large companies competing in the production of ethanol.  As a result, we compete with both a small number of large, integrated companies that produce ethanol, as well as with a larger number of smaller, dedicated ethanol producers.

The three largest ethanol producers (Archer Daniels Midland Company, Poet, and Valero Energy) together controlled approximately 31% of the ethanol produced in the United States as of the end of 2009.

Company	Producing Capacity Mmgy
Archer Daniels	1,420
Poet	1,470
Valero(1)	1,100
Total	3,990
Market share of U.S. production capacity	31%

Source: Renewable Fuels Association, 2010 Ethanol Industry Outlook

(1)	In January 2010, Valero Energy announced it had completed the purchase of a 110 mgy plant located near Jefferson, WI, which plant was not operational at the time, but which capacity has been included.

In November 2008, VeraSun Energy Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. VeraSun subsequently announced that seven of its ethanol plants would be sold to Valero Energy, a producer and retailer of gasoline, as a result of an auction process conducted under the auspices of the bankruptcy court. Its remaining plants were sold in the auction to various secured lenders, two of which were subsequently sold to Valero.  In October 2009, Murphy Oil acquired a 110 mgy ethanol plant formerly owned by VeraSun, located in Hankinson, ND, and subsequently restarted operations.  In June 2009, Sunoco Oil, another producer and retailer of gasoline, acquired a 100 mgy ethanol refinery in Volney, New York, and in January 2010 announced it was restarting operations at that plant.  In addition, during 2008 and 2009, a variety of smaller ethanol producers likewise filed for protection under Chapter 11 or comparable state law. While it is too soon to estimate what effect, if any, these events may have on our business or competitive prospects, the impact of these large oil refiners and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors may emerge from bankruptcy with improved capital structures, or without significant debt service obligations, could have the potential effect of placing us at a competitive disadvantage.  See “Risk Factors—Risks relating to our business and industry—We may not be able to compete effectively.”

We also compete with other large ethanol producers such as Abengoa Bioenergy Corporation, Green Plains Renewable Energy and Pacific Ethanol Products. A number of our competitors have substantially greater financial and other resources than we do. The remainder of the industry is highly fragmented, consisting of many small, independent firms and farmer-owned cooperatives. Through our ethanol marketing agreements with Cargill, we compete with our competitors on a national basis.

Ethanol is a commodity and as such is priced on a very competitive basis. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold. We try to differentiate ourselves from our competition through continuous focus on cost control and production efficiency and by utilization of Cargill’s expertise in ethanol marketing and corn supply. We constructed our ethanol facilities with a focus on minimizing cost inputs such as corn, natural gas and transportation. We have chosen the sites for our Wood River and Fairmont plants in part because of their access to significant local corn production, their proximity to competitive natural gas supplies and their access to transportation infrastructure, the costs of each we expect to keep lower than industry averages. We also expect to promote a company-wide culture of continuous improvement, cost control and efficiency regardless of the economic cycle. We strive to be one of the lowest cost ethanol producers in the industry through the application of the latest technology, strict attention to cost efficiencies and, where appropriate, long-term contracts for the supply of inputs such as corn and natural gas.

With respect to distillers grain, we compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and, especially, product quality. We try to differentiate ourselves from our competition through high product quality, strategic plant locations and access to Cargill’s expertise in feed merchandising.

Environmental matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns.  During the start-up and initial operation of our two plants, we have occasionally failed to meet all of the parameters of our air and water discharge permits.  We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests have indicated that we are operating within our permitted limits.  We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues.  In Minnesota, we are in the process of resolving all of our outstanding enforcement issues through a Stipulated Agreement with the state, which we expect will require payment of a fine.  We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its proposed final regulations on the Renewable Fuels Standard, or RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though any expansion of our plants would need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS 2 mandate. Although we have no current intention to expand either of our plants, if we were to do so in the future, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, though this standard is being challenged by numerous lawsuits.  If this standard is implemented, our products may become ineligible for sale in California and, if adopted in other jurisdictions, could have the effect of further limiting the markets in which we could sell ethanol.

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

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

Employees

As of March 12, 2010, we had 148 full-time employees and 2 part-time employees, who are responsible for the management and operation of the Wood River and Fairmont plants. None of these employees is subject to a collective bargaining agreement.

Organizational structure

Company history

BioFuel Energy Corp. was incorporated as a Delaware corporation in April 2006. BioFuel Energy Corp. has not engaged in any business or other activities except in connection with its formation and its holding of interests in BioFuel Energy, LLC.  Between January 2005 and its incorporation, various predecessor companies were engaged in the financing, development and construction of our plants.

The certificate of incorporation of BioFuel Energy Corp.:

•
authorizes two classes of common stock, common stock and Class B common stock. The Class B common stock, shares of which are held only by historical equity investors of the LLC (other than BioFuel Energy Corp.), provides its holders with no economic rights but entitles each holder to one vote with respect to all matters voted upon by holders of our common stock for each share of Class B common stock held; and

•
entitles the historical equity investors of the LLC (other than BioFuel Energy Corp.) to exchange their Class B common stock along with their LLC membership units for shares of common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications. If a holder of Class B common stock exchanges any LLC membership units for shares of common stock, the shares of Class B common stock held by such holder and attributable to the exchanged LLC membership units will automatically be transferred to BioFuel Energy Corp. and be retired.

In June 2007, we completed an initial public offering of 5,250,000 shares of our common stock and the private placement of 4,250,000 shares of our common stock to our three largest pre-existing shareholders at a gross per share price of $10.50 (the “offering”), resulting in $93.2 million in net proceeds. In July 2007, the underwriters of the offering exercised their over-allotment option, purchasing 787,500 additional shares of common stock. The shares were purchased at the $10.50 per share offering price, resulting in $7.7 million of additional proceeds to us. In total, we received approximately $100.9 million in net proceeds from this offering and private placement, after expenses. All net proceeds from the offering were transferred to the LLC as contributed capital subsequent to the offering. With these proceeds, we retired $30.0 million of our subordinated debt.

At December 31, 2009, we owned 77.1% of the LLC units with the remaining 22.9% owned by the historical equity investors of the LLC. There were 25,932,741 shares of our common stock and 7,448,585 shares of our Class B common stock issued and outstanding as of December 31, 2009. The Class B common shares are held by the historical equity investors of the LLC, who also hold 7,448,585 membership units in the LLC that, when combined with the Class B shares, can be exchanged for newly issued shares of our common stock on a one-for-one basis. The membership units held by historical equity investors of the LLC are recorded as noncontrolling interest on the consolidated balance sheets.

Holding company structure

BioFuel Energy Corp. is a holding company and its sole asset is its equity interest in the LLC. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. BioFuel Energy Corp. consolidates the financial results of the LLC and its subsidiaries. The ownership interest of the historical LLC equity investors in the LLC is reflected as a noncontrolling interest in BioFuel Energy Corp.’s consolidated financial statements.

Pursuant to the amended limited liability company agreement of the LLC, BioFuel Energy Corp. has the right to determine when distributions will be made to the members of the LLC and the amounts of any such distributions. If BioFuel Energy Corp. authorizes a distribution, such distribution will be made to the members of the LLC (1) in the case of a tax distribution (as described below), to the holders of membership units in proportion to the amount of taxable income of the LLC allocated to such holder and (2) in the case of other distributions, pro rata in accordance with the percentages of their respective membership units.

The holders of membership units in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership units. Because BioFuel Energy Corp. owns approximately 77.1% of the total membership units in the LLC, BioFuel Energy Corp. will generally be allocated approximately 77.1% of the net profits and net losses of the LLC. The remaining net profits and net losses will generally be allocated to the other historical equity investors of the LLC. These percentages are subject to change, including upon an exchange of membership units for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership units of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

BioFuel Energy Corp. does not intend to pay any dividends on its common stock. If, however, BioFuel Energy Corp. declares dividends on its common stock, the LLC will make distributions to BioFuel Energy Corp. in order to fund any dividends. If BioFuel Energy Corp. declares dividends, the historical LLC equity investors will be entitled to receive equivalent distributions pro rata based on their membership units in the LLC.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risks, as well as other information contained in this Form 10-K, including “Management’s discussion and analysis of financial condition and results of operations”. The risks described below are those that we believe are the material risks we face. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.

Risks relating to our business and industry

Narrow commodity margins present a significant risk to our profitability.

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.   For example, from 2008 through 2009, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $7.55 per bushel, with an average price of $4.53 per bushel, while CBOT ethanol prices ranged from $1.40 to $2.94 per gallon, with an average price of $1.97 per gallon.  However, the volatility in corn prices and the volatility in ethanol prices are not correlated, and as a result, the crush spread has fluctuated widely throughout 2009, ranging from $0.06 per gallon to $0.68 per gallon, with an average crush spread during the year of $0.28 per gallon.  As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.  For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.51 per gallon.  However, crush spreads have since contracted and, during January and February 2010, have averaged $0.37 per gallon.  At these margins, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants.

Narrow commodity margins present a significant risk to our cash flows and liquidity.  We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cancel some of our planned capital improvement projects.  In addition, in the event that we fully utilize our debt service reserve availability under our Senior Debt facility, we may not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

We are currently unable to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.

Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future.   In addition, ethanol futures have historically traded with an inverted price progression, or “strip,” whereby outer month contracts are priced at lower prices than spot or near-month contracts. In contrast, corn futures historically have traded such that outer months have higher prices than near or spot months. As a result, even under market conditions in which we realize positive margins at current (spot) prices we may not be able to lock in such margins for future production. Furthermore, because of the lack of an established futures market or established markets for future physical delivery of ethanol, we may not be able to price a material amount of our future production so as to permit us to hedge a material portion of our commodities price risks.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

In connection with its year-end audit of our annual financial statements, our independent auditor has expressed substantial doubt about our ability to continue as a going concern.  As of December 31, 2009, the Company's subsidiaries had $16.5 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

We have encountered unanticipated difficulties in operating our plants, which may recur and cause us to incur substantial losses.

We are aware of certain plant design and construction defects that may impede the reliable and continuous operation of our plants, and as a result, our plants have not consistently operated at full capacity. We are in the process of addressing these and a variety of other reliability issues at our plants.  For example, we are currently seeking to upgrade or replace our conveyor and dryer systems.  However, our limited liquidity may prevent us from financing all of these initiatives and, even if completed, we cannot assure you that our initiatives will be successful or can be implemented in a timely fashion or without an extended period of interruption to operations. As a result, the operation of our plants has been more costly or inefficient than we anticipated, and this may recur in the future.  Although we have received payments from our general contractor for warranty claims under our engineering, procurement and construction contracts for some of the unanticipated difficulties we have encountered, these payments will not fully compensate us for the cost of remedying such defects. In any event, we will not be able to recover lost sales or lost profits that have resulted, or might result in the future, from any defect in the design or construction of our plants. Any inability to operate our plants at full capacity on a consistent basis could have a negative impact on our cash flows and liquidity.

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

We have a significant amount of indebtedness and limited liquidity, and virtually all of our assets are pledged to secure our senior debt.

As of December 31, 2009, we had $211.9 million of indebtedness outstanding under our Senior Debt facility, including $195.4 million of term loans and $16.5 million of working capital loans.  The term loans mature in September 2014 and the working capital loans mature in September 2010.  During our limited period of operations, we have been unable to consistently generate positive cash flow, mostly due to the narrow crush spread.  In addition, we have had, and continue to have, severely limited liquidity, with $6.1 million in cash on hand as of December 31, 2009.  If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or raise additional capital, any or all of which we may not be able to do on commercially reasonable terms or at all. If we are unable to do so, we may be required to curtail operations or cease operating altogether, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.  Because the debt under our Senior Debt facility subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation.

Certain conditions in our Senior Debt facility, some of which are subjective, may prevent us from making additional borrowings.

Despite our significant amount of indebtedness, additional borrowings are available under our Senior Debt facility, including, as of December 31, 2009, a debt service reserve of $6.6 million and additional working capital loans of $2.5 million.  The availability of these borrowings is subject to the satisfaction of a number of conditions precedent, including compliance with various debt covenants and the absence of any event of default.  If we are not able to comply with these requirements in the Senior Debt facility, we will not be able to make additional borrowings without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing.  In particular, one of the conditions relates to the absence of a ‘‘material adverse effect,’’ which is defined very broadly and the interpretation of which can be subjective.  For example, in May 2009 the lenders asserted that a “material adverse effect” had occurred due to the our lack of liquidity.  We disagreed with the lenders’ assertion, and in September 2009 we entered into a Waiver and Amendment to the Senior Debt facility.  If our lenders assert in the future that a ‘‘material adverse effect’’ has occurred, they could prevent us from borrowing additional funds under the Senior Debt facility or declare us in default and accelerate payment of all principal and interest due.

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

We are subject to additional risks associated with our existing debt arrangements.

Our bank facility.  The Operating Subsidiaries of the LLC that own and operate our Wood River and Fairmont plants have entered into a bank facility with a group of financial institutions that is secured by substantially all of those subsidiaries’ assets. Although we have completed significant borrowings under our bank facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including compliance with debt covenants and payment of principal and interest when due. To the extent that we are not able to satisfy these requirements, we will not be able to make additional borrowings under the bank facility without obtaining a waiver or consent from the lenders, which could prevent or delay our borrowing. In addition, our bank agreement contains standard clauses regarding occurrence of a “material adverse effect,” which is defined very broadly and in such fashion as to be subjective. In the event our banks should determine that a “material adverse effect” has occurred, they could declare us in default and accelerate payment of all principal and interest due, or prevent us from borrowing additional funds under the bank facility.

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

Our subordinated debt agreement.  The LLC has entered into a subordinated debt agreement with entities affiliated with Greenlight Capital, Inc. and entities and an individual affiliated with Third Point LLC. Subordinated borrowings are secured by the subsidiary equity interests owned by the LLC. A default under our bank facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding. In the event of a default, the lenders could also proceed to foreclose against the assets securing such obligations. Because the debt under our existing arrangements subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

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

Our results and liquidity may be adversely affected by future hedging transactions and other strategies.

Although we are currently unable to do so due to limited financial resources, we may in the future enter into contracts to sell a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities.  From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn and natural gas. The financial statement impact of these activities will depend upon, among other things, the prices involved, changes in the underlying market price and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.

Although we will attempt to link our hedging activities to sales and production plans and pricing activities, such hedging activities can themselves result in losses. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. This risk can be increased in highly volatile conditions such as those recently experienced in corn and other commodities futures markets. A hedge position is often settled when the physical commodity is either purchased (corn and natural gas) or sold (ethanol or distillers grain). In the interim, we are and may continue to be subject to the risk of margin calls and other demands on our financial resources arising from hedging activities. We may experience hedging losses in the future. We may also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial condition may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol.   In addition, our significant indebtedness and debt service requirements increase the effect of changes in commodities prices on our cash flow, and may limit our ability to sustain our operations in the future.

During the year ended December 31, 2008, the LLC recorded a $39.9 million loss from hedging. All of the hedge contracts that caused this loss were entered into with Cargill, which conducts all corn purchases and sales of ethanol and distillers grain for the LLC and its subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement” elsewhere in this report. On January 16, 2009, the Company announced that it had finalized an agreement with Cargill resolving matters related to these unpaid losses. Following a $3.0 million payment in early December 2008, the remaining balance due to Cargill totaled $14.4 million and interest began accruing at a 5% annual rate, with future payments to Cargill being contingent on available cash flow, as defined in the agreement. Although this agreement resolved the immediate issues between the parties, it will limit the Company’s use of certain future cash flows that would otherwise have been available for other purposes, including pursuit of business opportunities, plant expansion or acquisitions.

The Company has adopted a risk management policy which is intended to provide additional, formal oversight over the hedging activities of the LLC and the Operating Subsidiaries of the LLC.  We cannot assure you, however, that this policy will prevent or mitigate future hedging losses.

Increased acceptance of ethanol as a fuel and construction of additional ethanol production plants could lead to shortages of availability and increases in the price of corn.

The growth of the ethanol industry has led to significantly greater demand for corn. Cargill, which supplies corn for our plants, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. One of our competitors has constructed a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn increased significantly over historical levels in late 2006, through 2007 and into the third quarter of 2008. This increase in corn prices was attributed in part to the anticipated demand from new ethanol production plants under construction or development. Although corn prices declined rapidly in the later part of 2008, and have since fluctuated in a range closer to historical levels, we cannot assure you that the price of corn will not rise significantly in the future, which could adversely affect our results of operations.

Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for ethanol or distillers grain could adversely affect our business.

According to the Renewable Fuels Association (RFA), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 13.0 Bgpy at the end of 2009. The RFA estimates that, as of January 1, 2010, approximately 1.4 Bgpy of additional production capacity, an increase of approximately 11% over current production levels, is under construction at 11 new and existing facilities. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by 300 Mmgy, or approximately 21% by the end of 2010.  As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs). If there is excess capacity in our industry, this could result in a reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs, which could result in an impairment charge, could have an adverse effect on our results of operations, cash flows and financial condition, and which could render us unable to make debt service payments and cause us to cease operating altogether.

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

Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire and retain qualified managers, engineers and operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry can be intense. Although we have hired the personnel necessary to operate our plants, we may not be able to maintain or retain qualified personnel. If we are unable to hire and maintain or retain productive and competent personnel, our strategy may be adversely affected and we may not be able to efficiently operate our ethanol plants as planned.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon the diligence and skill of our senior management team for implementation of our proposed strategy and execution of our business plan, and our future success depends to a significant extent on the continued service and coordination of our senior management team. We do not maintain “key person” life insurance for any of our officers or other employees. The loss of any of our officers could delay or prevent the achievement of our business objectives.

We are dependent on our commercial relationship with Cargill and subject to various risks associated with this relationship.

Our operating results may suffer if Cargill does not perform its obligations under our contracts.  We have entered into an extensive commercial relationship with Cargill and will be dependent on Cargill for the success of our business. This relationship includes long-term marketing agreements with Cargill, under which Cargill has agreed to market and distribute 100% of the ethanol and distillers grain produced at our Wood River and Fairmont production plants. We have also entered into corn supply agreements with Cargill, under which Cargill will supply 100% of the corn for our Wood River and Fairmont plants. The success of our business will depend on Cargill’s ability to provide our production plants with the required corn supply in a cost-effective manner and to market and distribute our products successfully. If Cargill defaults on payments owed to us, fails to perform any of its responsibilities or does not perform its responsibilities as effectively as we expect them to under our agreements, our results of operations will be adversely affected.

Cargill may terminate its arrangements with us in the event that certain parties acquire 30% or more of our common stock or the power to elect a majority of the Board.  Cargill has the right to terminate its arrangements with us for any or all of our facilities if any of five identified parties or their affiliates acquires 30% or more of our common stock or the power to elect a majority of our Board of Directors. Cargill has designated five parties, each of which is currently engaged primarily in the agricultural commodities business, and it has the right to annually update this list of identified parties, so long as the list does not exceed five entities and the affiliates of such entities. The five parties currently identified by Cargill are Archer Daniels Midland Company, CHS Inc., Tate & Lyle PLC, The Scoular Company and Bunge Limited. Cargill’s termination right may have the effect of deferring, delaying or discouraging transactions with these parties and their affiliates that might otherwise be beneficial to us. If Cargill were to terminate any of our goods and services agreements, it would have a significant negative impact on our business and we would be unable to continue our operations at each affected facility until alternative arrangements were made. If we were required to make alternative arrangements, we may not be able to make such arrangements or, if we are able to make such arrangements, they may not be on terms as favorable as our agreements with Cargill. We currently have no agreements or structure in place that would prohibit any of the parties identified by Cargill from acquiring 30% or more of our common stock and we do not expect to have any such agreements or structures in the future. However, we have no expectation that any of these parties would have an interest in acquiring shares of our common stock. We monitor Schedule 13D filings so that we will be informed of any parties accumulating ownership of our stock. If any identified party accumulates a significant amount of stock, our Board of Directors will address the matter at that time consistent with its fiduciary duties under applicable law.

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

We will be subject to certain risks associated with Cargill’s ethanol marketing pool.  Under the terms of our ethanol marketing agreements, Cargill may place our ethanol in a common marketing pool with ethanol produced by Cargill and certain other third party producers. Each participant in the pool will receive the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges will be divided among pool participants based solely upon each participant’s ethanol volume in the pool. As a result, we may be responsible for higher freight and other costs than we would be if we did not participate in the marketing pool, depending on the freight and other costs attributable to the other marketing pool members. In addition, we may become committed to sell ethanol at a fixed price in the future under the marketing pool, exposing us to the risk of increased corn prices if we are unable to hedge such sales. We have the right to opt out of the ethanol marketing pool for any contract year by giving Cargill a six-month advance notice. However, we may be required to participate in the pool for an additional 18 months if Cargill has contractually committed to sell ethanol based on our continued participation in the pool.

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

Our interests may conflict with the interests of Cargill.  According to the RFA, as of February 2009, Cargill has two of its own plants, which were producing approximately 120 Mmgy. In addition, we understand that Cargill may market ethanol for other third parties under the marketing pool arrangements described above. We cannot assure you that Cargill will not favor its own interests or those of other parties over our interests. Under our marketing agreements with Cargill, other than our right to terminate to the extent such conflict results in material quantifiable pecuniary loss, we have waived any claim of conflict of interest against Cargill for failure to use commercially reasonable efforts to maximize our returns to the extent such claims relate to an alleged conflict of interest or alleged preference to third parties for which Cargill provides marketing services. If we elected to terminate the marketing agreements in these circumstances, we would need to enter into replacement marketing arrangements with another party, which may not be possible at all or on terms as favorable as our current agreements with Cargill. To the extent a conflict of interest does not result in material quantifiable pecuniary loss, we would be without recourse against Cargill.

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

Corn is the principal raw material we use to produce ethanol and distillers grain. We expect corn costs to represent approximately 73% of our total operating expenses, assuming a corn price of $3.50 per bushel. Changes in the price of corn therefore significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customer. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 2008 through December 2009, corn prices, based on the Chicago Board of Trade, or CBOT, daily futures data, have ranged from a low of $3.01 per bushel in September 2009 to a high of $7.55 per bushel in June 2008, with prices averaging $4.53 per bushel during this two year period. As of February 26, 2010, the CBOT spot price of corn was $3.79 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand.  In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

We rely upon third parties for our supply of natural gas, which we use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 2008 through December 2009, based on the New York Mercantile Exchange, or NYMEX, daily futures data, have ranged from a low of $2.51 per Mmbtu in September 2009 to a high of $13.58 per Mmbtu in July 2008, averaging $6.59 per Mmbtu during this two year period. As of February 26, 2010 the NYMEX spot price of natural gas was $4.81 per Mmbtu. These market conditions are often affected by factors beyond our control such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Depending upon business conditions, we anticipate using approximately 6,740,000 Mmbtu’s of natural gas annually at our Wood River and Fairmont plants. Local variation in the cost or supply of natural gas at either plant may also negatively impact our operations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

We may not be able to compete effectively.

We compete with a number of significant ethanol producers in the United States, including Archer Daniels Midland Company, Valero Energy Corporation, Abengoa Bioenergy Corporation, Poet, and Pacific Ethanol, Inc.  Some of our competitors are divisions of larger enterprises and have substantially greater financial resources than we do. According to the RFA, the three largest producers (Archer Daniels Midland Company, Poet and Valero Energy Corporation) together control 31% of the ethanol market as of the end of 2009.

In November 2008, VeraSun Energy Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. VeraSun subsequently announced that seven of its ethanol plants would be sold to Valero Energy, a producer and retailer of gasoline, as a result of an auction process conducted under the auspices of the bankruptcy court. Its remaining plants were sold in the auction to various secured lenders, two of which were subsequently sold to Valero.  In October 2009, Murphy Oil acquired a 110 mgy ethanol plant formerly owned by VeraSun, located in Hankinson, ND, and subsequently restarted operations.  In June 2009, Sunoco Oil, another producer and retailer of gasoline, acquired a 100 mgy ethanol refinery in Volney, New York, and in January 2010 announced it was restarting operations at that plant.  In addition, during 2008 and 2009, a variety of smaller ethanol producers likewise filed for protection under Chapter 11 or comparable state law. While it is too soon to estimate what effect, if any, these events may have on our business or competitive prospects, the impact of these large oil refiners and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors may emerge from bankruptcy with improved capital structures, or without significant debt service obligations, could have the potential effect of placing us at a competitive disadvantage.

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

We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours. Although there is a $0.54 per gallon tariff on foreign-produced ethanol that is approximately equal to the federal blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative in order to spur economic development in Central America and the Caribbean. In addition, this tariff is currently scheduled to expire on December 31, 2010, and there can be no assurance that it will be renewed beyond that time. Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

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

Significant amounts of oil and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grain. A serious disruption in the supply of oil or natural gas and any related period of elevated prices could significantly increase our production costs and possibly require shutting down our plant operations, which would materially harm our business.

Our business may be influenced by seasonal fluctuations.

Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. Generally speaking, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer and winter. Due to the blender’s credit, ethanol historically has traded at a per gallon premium to gasoline, although there have been times that ethanol has traded at a discount to gasoline. This discount, or price inversion, is believed to be the result of the rapid growth in the supply of ethanol compounded by the limited infrastructure and blending capacity required for distribution. Given our limited operating history, we do not know yet how these seasonal fluctuations will affect our operating results over time.

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

As part of our business strategy, and as market and financing conditions permit, we intend to (1) pursue acquisitions of other ethanol producers, building sites, production facilities, storage or distribution facilities and selected infrastructure and (2) seek opportunities to sell one or more plants or plant sites on a basis more favorable than we would expect to realize by holding them. Due to increased competition, however, we may not be able to secure suitable acquisition opportunities. Further, we may not be able to find a buyer or buyers for one or more of our plants or plant sites at prices that we consider attractive. In addition, the completion of any acquisition may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our operations. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity securities or debt that is convertible into equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

The elimination of, or any significant reduction in, the blenders’ credit could have a material impact on our results of operations and financial position.  The cost of production of ethanol is made significantly more competitive with that of gasoline as a result of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon of ethanol sold less tax, which amounted to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.45 per gallon in 2009 and is scheduled to expire on December 31, 2010. It is possible that the blenders’ credit will not be renewed beyond 2010 or will be renewed on different terms. In addition, the blenders’ credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.

The elimination of or significant changes to the Freedom to Farm Act could reduce corn supplies.  In 1996, Congress passed the Freedom to Farm Act, which allows farmers continued access to government subsidies while reducing restrictions on farmers’ decisions about land use. This act not only increased acreage dedicated to corn crops but also allowed farmers more flexibility to respond to increases in corn prices by planting greater amounts of corn. The elimination of this act could reduce the amount of corn available in future years and could reduce the farming industry’s responsiveness to the increasing corn needs of ethanol producers.

Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.  Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the “blender’s credit” ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their gasoline. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7.0% of U.S. production per year. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development. The tariff is scheduled to expire on December 31, 2010. If it is not extended by Congress, imports of ethanol from non-exempt countries may increase. Production costs for ethanol in these countries can be significantly less than in the United States and the duty-free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol. The RFA estimates that the U.S. imported 600Mmgy of ethanol in 2008.

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

The legislation did not include MTBE liability protection sought by refiners. Management believes that this lack of protection led to the virtual elimination of MTBE as a blending agent, and increased demand for ethanol. Refineries, however, may use replacement additives other than ethanol, such as iso-octane, iso-octene and alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than previously estimated, resulting in excess production capacity in our industry, which would negatively affect our business.

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

During the start-up and initial operation of our two plants, we have occasionally failed to meet all of the parameters of our air and water discharge permits.  We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests have indicated that we are operating within our permitted limits.  We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues.  In Nebraska, we have not been subject to any enforcement action. In Minnesota, we are in the process of resolving all of our outstanding enforcement issues through a Stipulated Agreement with the state, which we expect will require payment of a fine. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states.  Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expire on July 31, 2011.  We are in the process of completing an upgrade to our water treatment system in Fairmont, and have begun exploring additional operational and equipment changes and alternative technologies to allow us to meet the water quality standards prior to expiration of these permit variances.  However, we have no assurances at this time that we will be able to do so or, if we are able to identify a solution, that the necessary equipment or technology will not be prohibitively expensive or economically feasible.  Failure to meet the water quality standards by the July 31, 2011 expiration date may result in additional enforcement actions, including substantial fines, and may result in legal actions by private parties, any one or combination of which could have a material adverse affect on our financial condition.

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

We may be adversely affected by pending climate change regulations.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its proposed final regulations on the Renewable Fuels Standard, or RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in “greenhouse gas,” or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, though this standard is being challenged by numerous lawsuits.  This proposed standard could have the effect in the future of rendering our ethanol unsaleable in the state of California and, if adopted in other states, elsewhere.

Risks relating to the ownership of our common stock

The existing market for our common stock is illiquid, and we do not know whether a liquid trading market will develop.

Although our common stock is listed on Nasdaq, the trading market is relatively illiquid as there are only approximately 11 million shares in publicly traded hands, exclusive of any officers, directors and affiliates. As a result, there are few institutional stockholders and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

Our common stock could be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market under the symbol ‘‘BIOF.’’ The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On September 15, 2009, we received a Nasdaq Staff Deficiency Letter, indicating that the Company had failed to comply with the minimum bid price requirement for continued listing. The listing rules also provide a grace period of 180 calendar days during which, should the closing price of the Company’s stock reach $1.00 or higher for ten or more consecutive trading days, the Company would once again be in compliance with the Rule. On October 28, 2009, we received another letter from the Nasdaq staff, indicating that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least the previous 10 consecutive business days and that, accordingly, the Company had regained compliance in accordance with the listing rules. Although we are once again in compliance with the listing rules of the Nasdaq Global Market, trading in our stock remains volatile and we cannot assure you that our stock price will not fall below $1.00 again or, if it does, that it will not trade below $1.00 for 30 consecutive business days.

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

The price of our common stock may continue to be volatile.

The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	changes in general economic conditions;

•	changes in market prices for our products (ethanol and distillers grains) or for our raw materials (primarily corn and natural gas);

•	actions of the historical equity investors, including sales of common stock by our Directors and executive officers;

•	actions by institutional investors trading in our stock;

•	disruption of our operations;

•	any major change in our management team;

•	other developments affecting us, our industry or our competitors; and

•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

Certain historical stockholders’ shares may be sold into the market in the near future, which could cause the market price of our common stock to decrease significantly.

As of December 31, 2009 we had outstanding approximately 25.9 million shares of common stock and 7.4 million shares of Class B common stock. All of the shares of common stock outstanding, other than the 6.0 million shares sold in the initial public offering were, when issued, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.  These shares, including those owned by our “affiliates,” have become eligible for sale in the public market under Rule 144, subject, in the case of shares held by “affiliates,” to volume limitations and other restrictions contained in Rule 144.  In addition, certain of these “affiliates” have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

The historical equity investors, including some of our officers and directors, own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Accordingly, Greenlight Capital, Inc. and its affiliates, with respect to the Class B common stock and common stock held by them, and Third Point LLC and its affiliates and Cargill, with respect to the common stock held by them, respectively control approximately 36.4%, 17.8% and 5.1% of the voting power in BioFuel Energy Corp., and our officers and directors, with respect to the Class B common stock and common stock collectively held by them, together control approximately 42.6% of the voting power in BioFuel Energy Corp. The shares of common stock and Class B common stock held by affiliates of Greenlight Capital, Inc., which are controlled or represented on our board by one of our directors, is included in the calculation of voting power attributable to our officers and directors. The historical equity investors, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership units in the LLC. BioFuel Energy Corp. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its members in an amount sufficient to cover all applicable taxes payable, if any, by such members. Our bank facility contains negative covenants, which limit the ability of our operating subsidiaries to declare or pay dividends or distributions. To the extent that BioFuel Energy Corp. needs funds, and the LLC is restricted from making such distributions under applicable law or regulations, or is otherwise unable to provide such funds due, for example, to the restrictions in our bank facility that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We will be required to pay the historical LLC equity investors for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership units for shares of our common stock.

The membership units in the LLC held by the historical LLC equity investors may be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. At the current trading price, which was $2.95 as of March 25, 2010, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

Some provisions in our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our Board may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate Directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Our corporate structure, which provides our historical LLC equity investors, through the shares of Class B common stock they will hold, a number of votes equal to the number of shares of common stock issuable upon exchange of their membership units in the LLC, may also have the effect of delaying, deferring or preventing a future takeover or change in control of our company. The existence of these provisions and this structure could also limit the price that investors may be willing to pay in the future for shares of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

Headquarters

Our corporate headquarters are located at 1600 Broadway, Suite 2200, Denver, Colorado, where we currently lease approximately 9,000 square feet of office space.

Production Facilities

The table below provides an overview of our Wood River, Nebraska and Fairmont, Minnesota ethanol plants, which began operations in 2008.

	Wood River Plant	Fairmont Plant
Date operations began	June, 2008	June, 2008
Annual nameplate ethanol production capacity, denatured (1)	115 Mmgy	115 Mmgy
Ownership	100%	100%
Production process	dry-milling	dry-milling
Primary energy source	natural gas	natural gas
Estimated distillers grain production (dry equivalents) per year	360,000 tons	360,000 tons
Transportation	Union Pacific	Union Pacific

(1)	Based on maximum permitted denaturant of 4.9%. In 2009, we blended denaturant at a 2.5% rate, resulting in an annual denatured production capacity of 112.75 Mmgy per plant.

Wood River plant

Our Wood River production plant began operations late in the second quarter of 2008 with a production capacity of 115 Mmgy, based on the maximum amount of permitted denaturant, and reached substantial completion in December 2008. The plant is located on an approximately 125 acre site owned by us approximately 100 miles west of Lincoln, Nebraska. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the site’s lateral pipeline is provided by the Kinder Morgan Interstate Pipeline. Electricity to the site is being provided by Southern Power District. We have drilled our own wells for water needed at the facility.

Fairmont plant

Our Fairmont production plant began operations late in the second quarter of 2008 with a production capacity of 115 Mmgy, based on the maximum amount of permitted denaturant, and reached substantial completion in December 2008. The plant is located on an approximately 200 acre site owned by us approximately 150 miles southwest of Minneapolis, Minnesota. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the plant’s lateral pipeline is provided by the Northern Border Interstate Pipeline. Electricity to the site is being provided by Federated Rural Electric Association. Wells on the site provide water needed at the facility.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We completed an initial public offering, or “IPO”, of shares of our common stock in June 2007. Our common stock trades on the NASDAQ Global Market under the symbol “BIOF.” The following table sets forth the high and low closing prices for the common stock as reported on the NASDAQ Global Market for the quarterly periods indicated. These prices do not include retail markups, markdowns or commissions.

Year ended, December 31, 2008	High	Low
First Quarter	$7.31	$3.82
Second Quarter	$4.96	$2.55
Third Quarter	$2.67	$0.54
Fourth Quarter	$0.73	$0.31

Year ended, December 31, 2009	High	Low
First Quarter	$0.47	$0.26
Second Quarter	$1.45	$0.25
Third Quarter	$0.77	$0.57
Fourth Quarter	$3.77	$0.84

On March 25, 2010, the closing price of our common stock was $2.95.  On March 25, 2010, there were approximately 36 shareholders of record of our common stock and 11 shareholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 25, 2010, there were 25,459,735 common shares outstanding, net of 809,606 shares held in treasury, and 7,111,985 Class B common shares outstanding.

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

BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership units in the LLC. We intend to cause the LLC to make distributions to BioFuel Energy Corp. in an amount sufficient to cover dividends, if any, declared by us. If the LLC makes such distributions, the historical LLC equity investors will be entitled to receive equivalent distributions from the LLC on their membership units. To ensure that our public stockholders are treated fairly with the historical LLC equity investors, our charter requires that all distributions received from the LLC, other than distributions to cover tax obligations and other corporate expenses, will be dividended to holders of our common stock.

Equity Compensation Plans

The information required by this item concerning equity compensation plans is incorporated by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of BioFuel Energy Corp. as of December 31, 2009 and 2008 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

You should read the selected historical financial data in conjunction with the information included under the heading “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$415,514	$179,867
Cost of goods sold	404,750	199,163
Gross profit (loss)	10,764	(19,296)
General and administrative expenses:
Compensation expense	6,160	8,063
Other expense	9,327	8,981
Other operating expense	150	1,350
Operating loss	(4,873)	(37,690)
Other income (expense):
Interest income	78	1,087
Interest expense	(14,906)	(5,831)
Other non-operating expense	(1)	(1,781)
Loss on derivative financial instruments	—	(39,912)
Loss before income taxes	(19,702)	(84,127)
Less: Net loss attributable to the noncontrolling interest	6,072	43,262
Net loss attributable to BioFuel Energy Corp. common shareholders	$(13,630)	$(40,865)

Loss per share—basic and diluted attributable to BioFuel Energy Corp. common shareholders	$(0.57)	$(2.65)

Basic and diluted weighted average number of common shares	23,792	15,419

	As of December 31,
	2009	2008
	(in thousands)
Balance Sheet Data
Cash and equivalents	$6,109	$12,299
Current assets	53,593	46,865
Property, plant and equipment, net	284,362	305,350
Total assets	346,775	365,724
Current liabilities	40,830	38,157
Long-term debt, net of current portion	220,754	226,351
Total liabilities	268,880	270,965
Noncontrolling interest	5,660	14,069
BioFuel Energy Corp. stockholders’ equity	72,235	80,690
Total liabilities and equity	346,775	365,724

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity of approximately 115 million gallons per year (“Mmgy”), based on the maximum amount of permitted denaturant.  We completed construction of both plants in December 2008 and thereafter began operating at full capacity.  From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  At each location, Cargill, has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them.  Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodities prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.”  For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon.  However, crush spreads have since contracted and, during January and February 2010, averaged $0.37 per gallon.  At these margins, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants.  Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future.  However, our experience with these financial instruments has been largely unsuccessful.  For example, during the year ended December 31, 2008, we recorded $39.9 million in losses from the liquidation of our hedging contracts.  See “Risk Factors—Risks relating to our business and industry—Our results and liquidity may be adversely affected by future hedging transactions and other strategies.”  In addition, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future.  See “Risk Factors—Risks relating to our business and industry—We are currently unable to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.”

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

The Operating Subsidiaries of the LLC entered into engineering, procurement and construction, or EPC, contracts with The Industrial Company — Wyoming, or TIC, for the construction of the Wood River and Fairmont plants.  At December 31, 2009, property, plant and equipment related to the EPC contracts totaled $248.9 million, which was recorded net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of settlement agreements that the Operating Subsidiaries entered into with TIC in December 2008.  In February 2010, the Operating Subsidiaries of the LLC entered into warranty settlement agreements with TIC, which settled all of our remaining warranty claims under the EPC contracts.  In exchange for the Operating Subsidiaries of the LLC agreeing to release TIC from any and all present and future warranty obligations, TIC agreed to pay $600,000 for each plant to a vendor that is fabricating replacement equipment for each plant.

Liquidity Considerations

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.   For example, from 2008 through 2009, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $7.55 per bushel, with an average price of $4.53 per bushel, while CBOT ethanol prices ranged from $1.40 to $2.94 per gallon, with an average price of $1.97 per gallon.  However, the volatility in corn prices and the volatility in ethanol prices are not correlated, and as a result, the crush spread has fluctuated widely from 2008 through 2009, ranging from $0.68 per gallon to a negative ($0.09) per gallon, with an average crush spread during this period of $0.26 per gallon.   As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.    For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon.  However, crush spreads have since contracted and, during January and February, 2010, have averaged $0.37 per gallon.  At these margins, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants.

Narrow commodity margins present a significant risk to our cash flows and liquidity.  We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cancel some of our planned capital improvement projects.  In addition, in the event that we fully utilize our debt service reserve availability under our Senior Debt facility, we may not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

As of December 31, 2009, the Company's subsidiaries had $16.5 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

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

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.  During the year ended December 31, 2009, we incurred significant legal and financial advisory expenses associated with the negotiations with our lenders relating to loan restructuring and conversion of construction loans to term loans.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Report on Form 10-K.

At December 31, 2009, the Company owned 77.1% of the LLC and the remainder was owned by our founders and original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 22.9% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.

The Company’s plants commenced start-up and began commercial operations in late June 2008. Because of this, we reported only six months of net sales, cost of goods sold, or gross profit (loss) for the year ended December 31, 2008 for comparison purposes.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Years Ended December 31,
	2009		2008
	(dollars in thousands)
Net sales	$415,514	100.0%	$179,867	100.0%
Cost of goods sold	404,750	97.4	199,163	110.7
Gross profit (loss)	10,764	2.6	(19,296)	(10.7)
General and administrative expenses	15,487	3.8	17,044	9.5
Other operating expense	150	0.0	1,350	0.8
Operating loss	(4,873)	(1.2)	(37,690)	(21.0)
Other expense	(14,829)	(3.6)	(46,437)	(25.8)
Net loss	(19,702)	(4.8)	(84,127)	(46.8)
Less: Net loss attributable to the noncontrolling interest	6,072	1.5	43,262	24.1
Net loss attributable to BioFuel Energy Corp. common shareholders	$(13,630)	(3.3)%	$(40,865)	(22.7)%

The following table sets forth key operational data for the years ended December 31, 2009 and 2008 that we believe are important indicators of our results of operations:

	Years Ended December 31,
	2009	2008

Ethanol sold (gallons, in thousands)	218,389	82,582
Dry distillers grains sold (tons, in thousands)	484.6	170.9
Wet distillers grains sold (tons, in thousands)	370.8	185.8
Average price of ethanol sold (per gallon)	$1.64	$1.85
Average price of dry distillers grains sold (per ton)	$106.45	$133.68
Average price of wet distillers grains sold (per ton)	$33.18	$37.21
Average corn cost (per bushel)	$3.61	$4.54

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Both of the Company’s plants commenced start-up and began commercial operations in late June 2008.  Because of this, we reported only six months of net sales, cost of goods sold, or gross profit (loss) for the year ended December 31, 2008 for comparison purposes.

 Net Sales:   Net Sales were $415,514,000 for the year ended December 31, 2009 compared to $179,867,000 for the year ended December 31, 2008, an increase of $235,647,000.   This increase was primarily due to having only six months of operations in the year ended December 31, 2008, compared to a full year of operations in the year ended December 31, 2009.  During the initial six months of operations in 2008, the plants did not run at capacity and therefore sales represented only 72% of production capacity, while in 2009, sales represented 97% of production capacity.  Our average sales prices for all products declined in 2009 as compared to 2008.

Cost of goods sold and gross profit (loss):  The following table sets forth the components of cost of goods sold for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$284,883	$1.30	$140,454	$1.70
Natural gas	26,526	$0.12	19,767	$0.24
Denaturant	7,037	$0.03	3,071	$0.04
Electricity	12,125	$0.06	5,137	$0.06
Chemicals and enzymes	16,707	$0.08	10,416	$0.13
General operating expenses	32,194	$0.15	11,729	$0.14
Depreciation	25,278	$0.12	8,589	$0.10
Cost of goods sold	$404,750		$199,163

Cost of goods sold was $404,750,000 for the year ended December 31, 2009 which resulted in gross profit of $10,764,000.  Our cost of goods sold was high in relation to revenues primarily because the cost of corn per gallon of ethanol was greater than it historically had been in the industry, resulting in a narrowed crush spread.

Cost of goods sold was $199,163,000 for the year ended December 31, 2008 which resulted in a gross loss of $19,296,000.  The cost of corn per gallon of ethanol increased at a rate greater than the price of ethanol and was at historically high levels, resulting in narrowed crush spreads in 2008.  Natural gas was also at very high cost levels in the second half of 2008.  Our chemical and enzyme costs were also higher than expected in 2008 due to the delays in our plants’ completion and the resulting inability to operate at capacity, which resulted in inefficient usage of chemicals and enzymes . Our plants ran at 64% and 84% of capacity for the quarters ended September 30, 2008 and December 31, 2008, respectively.

General and administrative expenses:  General and administrative expenses decreased $1,557,000, or 9.1%, to $15,487,000 for the year ended December 31, 2009, compared to $17,044,000 for the year ended December 31, 2008. The decrease was primarily due to a decrease in compensation expense of $1,903,000, partially offset by an increase in other expense of $346,000.  Of the $1,903,000 decrease in compensation expense, $1,178,000 was attributable to plant employees who began working and training at the plants in early 2008.  As the plants did not begin commercial operation until June 2008, the plant employees’ compensation costs were included in selling, general and administrative expenses until that time, while the plant employees’ compensation costs were included in cost of goods sold for the remainder of that year and for all of 2009.  The $346,000 increase in other expense was attributable to an increase of $4,854,000 in third party legal and financial advisory expenses, primarily related to negotiations with the lenders under our Senior Debt facility concerning restructuring and loan conversion, which was partially offset by a decrease in other general and administrative expenses of $4,508,000.  Of the $4,508,000 decrease in other expenses, $3,878,000 was attributable to expenses related to the plants.  As the plants did not begin commercial operation until June 2008, all start-up costs were included in general and administrative expenses until that time.  Subsequent to June 2008, plant costs were included in cost of goods sold. The most significant start-up costs related to rail car leases for $2,048,000 and grain elevator leases for $450,000.

Other operating expense:   Other operating expense decreased $1,200,000 or 88.9%, to $150,000 for the year ended December 31, 2009, compared to $1,350,000 for the year ended December 31, 2008.  The expense for 2009 consisted of a $150,000 insurance claim deductible expense, while the expense for the prior year consisted of a $250,000 insurance claim deductible expense and a $1,100,000 write off of development costs associated with the evaluation of three additional plant sites.

Other income (expense):  Interest income decreased $1,009,000 or 92.8%, to $78,000 for the year ended December 31, 2009, compared to $1,087,000 for the year ended December 31, 2008.  The decrease was primarily attributable to a decrease in the amount of funds invested in money market mutual funds as a result of the Company having to fund operating losses with its existing cash balances.

Interest expense was $14,906,000 for the year ended December 31, 2009, compared to $5,831,000 for the year ended December 31, 2008, as a result of the Company no longer capitalizing interest associated with the loans financing the construction of the plants effective September 1, 2008.  The 2008 amount represents four months of interest expense on such loans, compared to an entire year of interest expense during the year ended December 31, 2009.  Interest expense was approximately $1,400,000 higher than expected in 2009, as a result of the Notice of Default issued by the lenders under the Senior Debt facility, following which the lenders caused the construction loans and working capital loans to revert to base rate loans effective June 1, 2009, bearing a higher interest rate.  Effective October 1, 2009, the term loans and working capital loans under the Senior Debt facility were converted back to LIBOR-based loans bearing a lower interest rate.

Other non-operating expense was $1,000 for the year ended December 31, 2009 compared to $1,781,000 for the year ended December 31, 2008.  The expense in 2008 consisted of a $1,879,000 loss on the sale of corn which was partially offset by $98,000 of other miscellaneous income.

 Loss on derivative financial instruments was zero for the year ended December 31, 2009, compared to $39,912,000 for the year ended December 31, 2008.  The loss in 2008 resulted from the Company incurring losses associated with commodities hedging contracts during that period.  The Company was not a party to any such hedging contracts during the year ended December 31, 2009.

Noncontrolling interest.   The net loss attributable to the noncontrolling interest decreased $37,190,000 to $6,072,000 for the year ended December 31, 2009, compared to $43,262,000 for the year ended December 31, 2008.  The decrease was attributable to the Company’s net loss decreasing from $84,127,000 for the year ended December 31, 2008 to $19,702,000 for the year ended December 31, 2009, as well as the decrease in the percentage ownership of the noncontrolling interest from 30.9% at December 31, 2008 to 22.9% at December 31, 2009.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the years ended December 31, 2009 and 2008 are summarized below (in thousands):

	For the Year Ended, December 31, 2009	For the Year Ended, December 31, 2008
Cash provided by (used in):
Operating activities	$(9,381)	$(91,063)
Investing activities	(9,967)	(41,763)
Financing activities	13,158	89,138
Net decrease in cash and equivalents	$(6,190)	$(43,688)

Cash used in operating activities.  Net cash used in operating activities was $9,381,000 for the year ended December 31, 2009, compared to $91,063,000 for the year ended December 31, 2008.  For the year ended December 31, 2009, the amount was primarily comprised of a net loss of $19,702,000 and working capital uses of $18,229,000 which were offset by non-cash charges of $28,550,000, which were primarily depreciation and amortization. Working capital uses primarily related to increases in accounts receivable of $7,076,000 and inventory of $5,956,000 and decreases in accounts payable of $3,322,000 and other current liabilities of $2,092,000.  Accounts receivable balances were higher at December 31, 2009 due to increased shipments in the second half of December, for which collections had not yet been received while inventory balances were high at year end as a result of the Company increasing its corn inventory in the fourth quarter as we sought to take advantage of more favorable corn pricing during harvest season.  Accounts payable was lower primarily due to lower outstanding payables related to corn purchases.  The Company had five days of outstanding corn payables at December 31, 2008 while at December 31, 2009 it only had two days of outstanding corn payables.  Other current liabilities decreased primarily as a result of the Company paying down its interest rate swaps during the year and therefore only having two months left to pay on the last swap as of December 31, 2009.

For the year ended December 31, 2008, the amount was primarily comprised of a net loss of $84,127,000 and working capital uses of $18,509,000, which were partially offset by non-cash charges of $11,573,000, which were primarily depreciation and amortization and loss on disposal of assets.

Cash used in investing activities.   Net cash used in investing activities was $9,967,000 for the year ended December 31, 2009, compared to $41,763,000 for the year ended December 31, 2008.  The net cash used in investing activities during the year ended December 31, 2009 was primarily comprised of the payment of the construction retainage on the completed ethanol plants, which totaled $9,407,000, and capital expenditures totaling $4,903,000, which was partially offset by the Company redeeming four certificates of deposit totaling $4,043,000.  The net cash used in investing activities during the year ended December 31, 2008 was primarily comprised of capital expenditures related to the construction of the ethanol plants.  The decrease between the year ended December 31, 2008 and December 31, 2009 was a result of the construction being largely completed by the end of 2008, with only minor construction projects being completed in 2009.

Cash provided by financing activities.   Net cash provided by financing activities was $13,158,000 for the year ended December 31, 2009, compared to $89,138,000 for the year ended December 31, 2008.  For the year ended December 31, 2009 the amount was primarily comprised of $3,000,000 of borrowings under our working capital facility and $20,537,000 of proceeds under our term (formerly construction) loan facility, which were partially offset by $1,233,000 in payments on the Subordinated Debt, $6,300,000 in payments under our term loan facility, and $3,500,000 in payments under our working capital facility.  For the year ended December 31, 2008 the amount was primarily comprised of $17,000,000 of borrowings under the working capital facility and $77,150,000 in borrowings under the construction facilities, partially offset by $2,276,000 in payments for treasury stock purchases.

Our principal sources of liquidity at December 31, 2009 consisted of cash and equivalents, working capital, and available borrowings under our bank facilities as summarized in the following table (in thousands).

December 31,
2009
Cash and equivalents	$6,109
Working capital	12,763
Working capital loan commitment availability	2,460
Debt Service Reserve loan commitment availability	6,593

As noted elsewhere in this report, crush spreads have narrowed subsequent to December 31, 2009 resulting in lower margins and decreased liquidity.   Our principal liquidity needs are expected to be funding our plant operations, funding capital expenditures, debt service requirements of our indebtedness, and general corporate purposes. Our Debt Service Reserve availability can only be utilized to fund principal and interest payments under our Senior Debt facility, and we expect to use this availability to meet our debt service requirements in the first half of 2010 unless operating margins improve.    We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen.  In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or elect not to fund some of our planned capital expenditures.  In addition, in the event that we fully utilize our Debt Service Reserve availability, we may not be able to pay principal or interest on our debt.  This would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether.

Going concern

As of December 31, 2009, the Company's subsidiaries had $16.5 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Plant Construction and Capital Expenditures

In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants. During the remainder of 2008, we focused on optimizing production and streamlining operations with the goal of producing at nameplate capacity, which was achieved in December 2008. We entered into agreements with TIC, effective December 11, 2008, that settled certain issues that had arisen between the parties under the terms of the EPC contracts during the course of construction. Among the items agreed to were that TIC had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC. The construction retainage liability at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement, and was paid to TIC in February 2009 with borrowings under our existing bank facility.  In February 2010, the subsidiaries of the LLC entered into warranty settlement agreements with TIC that settled all of our remaining warranty claims under the EPC contracts.  In exchange for the subsidiaries of the LLC releasing TIC from any and all present and future warranty obligations, TIC agreed to pay $600,000 for each plant to a vendor that is fabricating replacement equipment for each plant.  The Company estimates that in 2010 it will spend approximately $5 million, net of the $1.2 million received from TIC in connection with the warranty settlement agreements, on plant capital projects to permit the plants to operate more safely and reliably at their nameplate capacities.  These capital project costs will need to be funded with cash on hand or cash flow from operations.

Senior Debt facility

In September 2006, our Operating Subsidiaries entered into a $230.0 million senior secured bank facility with BNP Paribas and a syndicate of lenders to finance the construction of our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

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

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans.  The Operating Subsidiaries began making quarterly principal payments on September 30, 2009.  The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility.  As of December 31, 2009, there remained $6.6 million of availability under the DSRA Loan Commitment.   These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.5 million was outstanding as of December 31, 2009.  A portion of the working capital facility is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants, and may be drawn on and repaid at any time until maturity.  The working capital loans mature in September 2010, and as a result the entire outstanding amount of such loans was classified as current as of December 31, 2009.  However, with consent from two-thirds of the lenders, the maturity date of the working capital loans may be extended to September 2011.

While the Operating Subsidiaries have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with the various covenants described below.  The Senior Debt facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants, and a pledge of all of our equity interests in the Operating Subsidiaries.  The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt facility.  These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries.  The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether, and the amount of, cash that can be made available to the LLC from the collateral accounts each month.  The terms of the Senior Debt facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates.  The terms of the Senior Debt facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals.  Under the terms of separate Management Services Agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $834,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt facility or the collateral accounts.

Interest rates on each of the loans under the Senior Debt facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the borrowings at December 31, 2009 was 3.3%. As a result of the Notice of Default, the lenders caused the construction loans and working capital loans to revert to base rate, effective June 1, 2009, which resulted in additional interest expense of approximately $350,000 per month for the period of June through September 2009. This resulted in incremental interest expense of approximately $1,400,000 for the year ended December 31, 2009.  Effective October 1, 2009, the term loans and working capital loans under the Senior Debt facility were converted back to LIBOR-based loans.

We are required to pay certain fees in connection with our Senior Debt facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the term loans and working capital loans and letter of credit fees.

Debt issuance fees and expenses of approximately $8.5 million ($5.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through December 31, 2009. These costs have been deferred and are being amortized over the term of the Senior Debt facility, although the amortization of debt issuance costs during the period of construction through August 2008, were capitalized as part of the cost of the constructed assets.

As of December 31, 2009, the Operating Subsidiaries had $211.9 million outstanding under the Senior Debt facility, which included $195.4 million of outstanding term loans and $16.5 million of outstanding working capital loans.  In addition, the Operating Subsidiaries had $1.0 million in letters of credit outstanding that are secured by borrowing availability under the working capital facility.  The remaining availability on both loans is subject to the restrictions and covenants described above.

Subordinated Debt agreement

The LLC is the borrower of subordinated debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, both of which are related parties. The subordinated debt agreement provides for up to $50.0 million of non-amortizing loans, all of which must be used for general corporate purposes, working capital or the development, financing and construction of our ethanol plants. Interest up until December 1, 2008 on the subordinated debt was payable quarterly in arrears at a 15.0% annual rate. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed. The subordinated debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility. A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

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

The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008. Under the terms of the subordinated debt agreement, the failure to pay interest when due is an event of default. In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the subordinated debt agreement. Under the waiver and amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. As of December 31, 2009, the LLC had $20.3 million outstanding under its subordinated debt facility. Effective upon the $2.0 million initial payment, the subordinated debt lenders waived the defaults and any associated penalty interest relating to our failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC.

Debt issuance fees and expenses of approximately $5.5 million ($1.4 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through December 31, 2009. Debt issuance costs associated with the subordinated debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

Cargill debt agreement

During the second quarter of 2008, the LLC entered into various derivative financial instruments with Cargill such as futures contracts, swaps and option contracts, with the objective of limiting our exposure to changes in commodities prices for corn and ethanol. During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under these contracts. Cargill began liquidating the hedging contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedging contracts for any of its commodities. The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedging contracts. In January 2009, the LLC and Cargill entered into an agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to these hedging losses. The agreement with Cargill required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the agreement. Cargill will forgive, on a dollar for dollar basis, a further $2.8 million as it receives the next $2.8 million of principal payments. The Cargill Debt is being accounted for as a troubled debt restructuring.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt is not reduced and no gain is recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain should be recorded.

Tax and our tax benefit sharing agreement

As a result of future exchanges of membership units in the LLC for shares of our common stock, the tax basis of the LLC’s assets attributable to our interest in the LLC may be increased. These increases in tax basis, if any, will result in a potential tax benefit to the Company that would not have been available but for the exchanges of the LLC membership units for shares of our common stock. These increases in tax basis would reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. There have been no assets recognized with respect to any exchanges made through December 31, 2009. The amount of any potential increases in tax basis and the resulting recording of tax assets are dependent upon the share price of our common stock at the time of the exchange of the membership units in the LLC for shares of our common stock.  In the event any exchanges were made at the current trading price, which was $2.95 as of March 25, 2010, we would not anticipate any material change in the tax basis of the LLC’s assets.

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

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our historical LLC equity investors are not required to reimburse us for any payments previously made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to our historical LLC equity investors under the tax benefit sharing agreement in excess of our cash tax savings. Our historical LLC equity investors will receive 85% of our cash tax savings, leaving us with 15% of the benefits of the tax savings. The actual amount and timing of any payments under the tax benefit sharing agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the price of our common stock at the time of the exchange and the amount and timing of our income. As a result of the size of the potential increases of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, the payments that we may make to our historical LLC equity investors could be substantial should our stock price appreciate prior to their exchanging their membership units in the LLC.

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites. The subsidiaries of the LLC that constructed the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered in a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires 10 annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

Tax increment financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds have been recorded as a liability and will be reduced as the subsidiary of the LLC remits property taxes to the City of Wood River beginning in 2008 and continuing for approximately 13 years. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River or the subsidiary of the LLC fails to make the required payments to the holder of the note.

Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to delays in the plant construction, property taxes on the plant in 2008 and 2009 were lower than anticipated and therefore, the subsidiary of the LLC was required to pay $468,000 and $760,000 in 2009 and 2008, respectively as a portion of the note payments.

Letters of credit

As of December 31, 2009 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by borrowing availability under the working capital facility.

Off-balance sheet arrangements

Except for our operating leases, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of critical accounting policies and significant estimates

The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to these consolidated financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether an impairment exists.  The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets.  In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur.  In the ethanol industry operating margins, and consequently undiscounted future cash flows, are primarily driven by commodity prices, in particular the price of corn, our principal production input, and the price of ethanol, our principal production output.  The difference in pricing between these two commodities is known as the “crush spread”.  In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment has occurred. See “Risk Factors – Risks relating to our business and industry – Narrow commodity margins present a significant risk to our profitability.”

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of December 31, 2009, no circumstances existed which would indicate the carrying value of long-lived assets may not be fully recoverable.  Therefore, no recoverability test was performed.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2008 to December 31, 2009, the CBOT ethanol prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.94 per gallon in June 2008 and averaged $1.97 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain are sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent  corn prices of $3.50 per bushel, we estimate that corn will represent approximately 73% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From January 1, 2008 to December 31, 2009 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $7.55 per bushel in June 2008 and averaged $4.53 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $3.50 per bushel and recent natural gas  prices of $5.50 per Mmbtu, we estimate that natural gas will represent approximately 10% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2008 to December 31, 2009, the Nymex price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $13.58 per Mmbtu in July 2008 and averaged $6.59 per Mmbtu during this period.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure, provided we have the financial resources to do so. Specifically, when we can reduce volatility through hedging on an attractive basis, we expect to do so. Our objective would be to hedge between 60% and 75% of our commodity price exposure on a rolling 12 to 24 month basis when a positive margin can be assured. This range would include the effect of intermediate to longer-term purchase and sales contracts we may enter into, which act as de facto hedges. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and very illiquid, and we do not believe a futures market for distillers grain currently exists. Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas, there is a limited ability to do this against the current forward or futures market for ethanol and corn. Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets. Due to the Company’s limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company is currently unable to hedge with third-party brokers. We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all. As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.  See “Risk Factors—Risks relating to our business and industry—We are currently unable to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.” elsewhere in this report.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for 2010.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of December 31, 2009, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during 2010.

	Volume Requirements	Units	Price per Unit at December 31, 2009	Hypothetical Adverse Change in Price	Change in 2010 Pre-tax Income
	(in millions)				(in millions)
Ethanol	224.0	Gallons	$1.95	10%	$(43.7)
Dry Distillers	0.5	Tons	$105.61	10%	$(5.6)
Wet Distillers	0.4	Tons	$29.56	10%	$(1.1)
Corn	81.8	Bushels	$3.89	10%	$(31.8)
Natural Gas	6.7	Mmbtu	$6.33	10%	$(4.2)

We believe that managing our commodity price exposure has the potential to reduce the volatility implicit in a commodity-based business. However, it may also tend to reduce our ability to benefit from favorable commodity price changes. Hedging arrangements also expose us to risk of financial loss if the counterparty defaults or in the event of extraordinary volatility in the commodities markets. Furthermore, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated. In the third quarter of 2008, corn prices fell sharply resulting in the Company realizing significant losses on its hedge contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cargill debt agreement” elsewhere in this report.

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. In September 2007, the LLC, through its subsidiaries, entered into an interest rate swap for a two-year period. The contract was for $60.0 million principal with a fixed interest rate of 4.65% payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which was reset every 30 days, was received or paid every 30 days in arrears. This interest rate swap expired in September 2009. In March 2008, the LLC, through its subsidiaries, entered into a second interest rate swap for a two-year period. The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary, and the variable interest rate, the one-month LIBOR, payable by the third party. The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  This interest rate swap expires in February 2010. As of December 31, 2009, we had borrowed $211.9 million under our Senior Debt facility. Upon expiration in February 2010 of the $50.0 million interest rate swap in place with respect to our bank borrowings, a hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $2,119,000 on our annual interest expense.  See “Management’s Discussion and Analysis of Financial Condition and Results of OperationsLiquidity and capital resources–Senior Debt facility” elsewhere in this report.

At December 31, 2009, we had $6.1 million of cash and equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company retrospectively adopted a new accounting pronouncement on January 1, 2009 related to the accounting for noncontrolling interests in the consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced declining liquidity and has $16.5 million of outstanding working capital loans that mature in September 2010. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 30, 2010

BioFuel Energy Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and equivalents	$6,109	$12,299
Accounts receivable	23,745	16,669
Inventories	20,885	14,929
Prepaid expenses	2,529	2,153
Restricted cash	—	612
Other current assets	325	203
Total current assets	53,593	46,865
Property, plant and equipment, net	284,362	305,350
Certificates of deposit	—	4,015
Debt issuance costs, net	6,472	7,917
Restricted cash	—	1,003
Other assets	2,348	574
Total assets	$346,775	$365,724

Liabilities and equity
Current liabilities
Accounts payable	$8,066	$11,274
Construction retainage	—	9,407
Current portion of long-term debt	30,174	11,588
Current portion of derivative financial instrument	315	2,658
Current portion of tax increment financing	318	298
Other current liabilities	1,957	2,932
Total current liabilities	40,830	38,157
Long-term debt, net of current portion	220,754	226,351
Tax increment financing, net of current portion	5,591	5,887
Derivative financial instrument, net of current portion	—	83
Other non-current liabilities	1,705	487
Total liabilities	268,880	270,965

Commitments and contingencies

Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding December 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 25,932,741 shares outstanding at December 31, 2009 and 23,318,636 shares outstanding at December 31, 2008	259	233
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,448,585 shares outstanding at December 31, 2009 and 10,082,248 shares outstanding at December 31, 2008	74	101
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2009 and December 31, 2008	(4,316)	(4,316)
Additional paid-in capital	137,037	134,360
Accumulated other comprehensive loss	(242)	(2,741)
Accumulated deficit	(60,577)	(46,947)
Total BioFuel Energy Corp. stockholders’ equity	72,235	80,690
Noncontrolling interest	5,660	14,069
Total equity	77,895	94,759
Total liabilities and equity	$346,775	$365,724

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2009	2008

Net sales	$415,514	$179,867
Cost of goods sold	404,750	199,163
Gross profit (loss)	10,764	(19,296)
General and administrative expenses:
Compensation expense	6,160	8,063
Other	9,327	8,981
Other operating expense	150	1,350
Operating loss	(4,873)	(37,690)
Other income (expense):
Interest income	78	1,087
Interest expense	(14,906)	(5,831)
Other non-operating expense	(1)	(1,781)
Loss on derivative financial instruments	-	(39,912)
Loss before income taxes	(19,702)	(84,127)
Income tax provision (benefit)	-	-
Net loss	(19,702)	(84,127)
Less: Net loss attributable to the noncontrolling interest	6,072	43,262
Net loss attributable to BioFuel Energy Corp. common shareholders	$(13,630)	$(40,865)

Loss per share - basic and diluted attributable to BioFul Energy Corp. common shareholders	$(0.57)	$(2.65)

Weighted average shares outstanding-basic and diluted	23,792	15,419

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statement of Changes in Equity
Years Ended December 31, 2009 and December 31, 2008

	Common Stock		Class B Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	15,994,124	$160	17,396,686	$174	$(2,040)	$130,409	$(6,082)	$(950)	$68,799	$190,470

Stock based compensation	-	-	-	-	-	682	-	-	-	682
Exchange of Class B shares to common	7,314,438	73	(7,314,438)	(73)	-	3,269	-	-	(11,468)	(8,199)
Issuance of restricted stock, (net of forfeitures)	10,074	-	-	-	-	-	-	-	-	-
Purchase of common stock for treasury	-	-	-	-	(2,276)	-	-	-	-	(2,276)
Comprehensive loss:										-
Hedging settlements	-	-	-	-	-	-	-	1,098	-	1,098
Change in derivative financial instrument fair value	-	-	-	-	-	-	-	(2,889)	-	(2,889)
Net loss	-	-	-	-	-	-	(40,865)	-	(43,262)	(84,127)

Total comprehensive loss										(85,918)
Balance at December 31, 2008	23,318,636	233	10,082,248	101	(4,316)	134,360	(46,947)	(2,741)	14,069	94,759

Stock based compensation	-	-	-	-	-	413	-	-	-	413
Exchange of Class B shares to common	2,633,663	27	(2,633,663)	(27)	-	2,263	-	(121)	(2,142)	-
Issuance of restricted stock, (net of forfeitures)	(19,558)	(1)	-	-	-	1	-	-	-	-
Comprehensive loss:
Hedging settlements	-	-	-	-	-	-	-	2,321	853	3,174
Change in derivative financial instrument fair value	-	-	-	-	-	-	-	299	(1,048)	(749)
Net loss	-	-	-	-	-	-	(13,630)	-	(6,072)	(19,702)

Total comprehensive loss										(17,277)
Balance at December 31, 2009	25,932,741	$259	7,448,585	$74	$(4,316)	$137,037	$(60,577)	$(242)	$5,660	$77,895

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(19,702)	$(84,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	413	682
Depreciation and amortization	28,137	9,791
Loss on disposal of assets	-	1,100
Changes in operating assets and liabilities:
Accounts receivable	(7,076)	(16,669)
Inventories	(5,956)	(14,929)
Prepaid expenses	(376)	(1,959)
Accounts payable	(3,322)	845
Other current liabilities	(2,092)	1,524
Hedging loss liability	-	14,402
Other assets and liabilities	593	(1,723)
Net cash used in operating activities	(9,381)	(91,063)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(14,310)	(40,674)
Proceeds from insurance claim	300	771
Purchase of certificates of deposit	-	(1,860)
Redemption of certificates of deposit	4,043	-
Net cash used in investing activities	(9,967)	(41,763)

Cash flows from financing activities
Proceeds from issuance of debt	23,537	94,150
Repayment of debt	(11,033)	-
Funding of debt service reserve	-	(1,615)
Withdrawal from debt service reserve	1,615	-
Repayment of notes payable and capital leases	(961)	(664)
Payment of debt issuance costs	-	(457)
Purchase of treasury stock	-	(2,276)
Net cash provided by financing activities	13,158	89,138
Net decrease in cash and equivalents	(6,190)	(43,688)
Cash and equivalents, beginning of period	12,299	55,987

Cash and equivalents, end of period	$6,109	$12,299

Cash paid for taxes	$8	$307

Cash paid for interest	$13,260	$13,187

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$347	$232
Additions to property, plant and equipment financed with notes payable and capital lease	$493	$5,457

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual nameplate production capacity of approximately 230 Mmgy, based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in late June 2008. At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, purchases the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities. Our operations and cash flows are subject to wide fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”.  Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future.  However, our experience with these financial instruments has been largely unsuccessful.  For example, during the year ended December 31, 2008, we recorded $39.9 million in losses from the liquidation of our hedging contracts.  In addition, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future.  See Note 8 for further discussion of derivative financial instruments.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company, organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At December 31, 2009, the Company owned 77.1% of the LLC membership units with the remaining 22.9% owned by the historical equity investors of the LLC.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,448,585 membership units in the LLC as of December 31, 2009 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  During the year ended December 31, 2009, unit holders exchanged 2,633,663 membership units in the LLC for common stock of the Company.  LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets.  Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held.  Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at December 31, 2009 and 2008 was $354.3 million and $373.6 million, respectively, and such assets are collateral for the LLC’s obligations. Our bank facility imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

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

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As shown in the accompanying consolidated financial statements, the Company has experienced declining liquidity and as of December 31, 2009 has $16.5 million of outstanding working capital loans that mature in September 2010.  If current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurances that they will do so.  If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may have to seek new capital from other sources.  However, there can be no assurance that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consents from our lenders, raise additional capital or are unable to generate sufficient cash flow from our operations to repay the working capital loans, it may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including possible impairment of our fixed assets, or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We have retrospectively applied the presentation requirements for noncontrolling interests in our consolidated financial statements.  The exchanges of LLC membership units for common stock prior to January 1, 2009 were accounted for as business combinations, therefore the common stock issued in these exchanges was recorded based on the market value at the date of issuance while noncontrolling interest was eliminated based on its book value at the date of the exchange, with any difference between these two amounts recorded as an adjustment of the capitalized cost of  long-lived assets.  Beginning on January 1, 2009, the Company treats all exchanges of LLC membership units for Company common stock as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

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

Revenue Recognition

The Company sells 100% of its ethanol and distillers grain products to Cargill under the terms of marketing agreements whereby Cargill has agreed to purchase all ethanol and distillers grain produced at our ethanol plants through September 2016.   Revenue is recognized when risk of loss and title transfers upon delivery of ethanol and distillers grain to Cargill.  In accordance with our agreements with Cargill, the Company records its revenues based on the amounts payable by Cargill to us at the time of our sales of ethanol and distillers grain to them.  The amount payable by Cargill for ethanol is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission.  The amount payable by Cargill for distillers grain is equal to the market price of distillers grain at the time of sale less a commission.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges.

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, compliance with Section 404 of the Sarbanes-Oxley Act, and listing and transfer agent fees.  During the year ended December 31, 2009, we incurred significant legal and financial advisory expenses associated with the negotiations with our lenders relating to loan restructuring and conversion of construction loans to term loans.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2009, we had $6.1 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of December 31, 2009 and 2008, Cargill was our only customer and no allowance was considered necessary.

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

During the years ended December 31, 2009 and 2008, the Company recorded sales to Cargill representing 100% of total net sales.  As of December 31, 2009 and 2008, the LLC, through its subsidiaries, had receivables from Cargill of approximately $23.7 million and $16.7 million, respectively, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill.  During the years ended December 31, 2009 and 2008, corn purchases from Cargill totaled $287.1 million and $170.7 million, respectively.  As of December 31, 2009 and 2008, the LLC, through its subsidiaries, had payables to Cargill of $2.1 million and $6.7 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	December 31,	December 31,
	2009	2008

Raw materials	$12,292	$8,687
Work in process	2,883	2,052
Finished goods	5,710	4,190
	$20,885	$14,929

Due to a decline in commodities prices, the LLC recorded a lower of cost or market inventory write-down at December 31, 2009 and 2008 of $256,000 and $450,000, respectively.

Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments.”  On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings).  Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations.  The Company has designated its interest rate swaps as cash flow hedges.  The value of these instruments is recorded on the balance sheet as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss).  The statement of operations impact of these hedges is included in interest expense.  See Note 8 for additional required disclosure.

Accounting guidance for derivatives requires a company to evaluate contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The Company’s contracts for corn and natural gas that meet these requirements and are designated as normal purchases are exempted from the derivative accounting and reporting requirements.

Certificates of Deposit

At December 31, 2008, certificates of deposit were comprised of approximately $4.0 million held in four certificates of deposit with original maturities greater than one year.  These certificates of deposit were pledged as collateral supporting four letters of credit and automatically renewed each year as long as the letters of credit were outstanding. All four of these certificates of deposit were redeemed during 2009 and therefore there is no certificate of deposit balance at December 31, 2009.

Restricted Cash

At December 31, 2009, there were no amounts held as restricted cash.  At December 31, 2008, restricted cash was comprised of $1.6 million, held in debt service reserve accounts in accordance with our Senior Debt facility.  The balance outstanding as of December 31, 2008 was utilized to pay interest amounts due under the Senior Debt facility during the year ended December 31, 2009.

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

Capitalized Interest

The Company capitalized interest costs and the amortization of debt issuance costs related to its ethanol plant development and construction expenditures through August 2008 as part of the cost of constructed assets.  There were no interest or debt issuance costs capitalized for the year ended December 31, 2009.  Interest and debt issuance costs capitalized for the year ended December 31, 2008 totaled $10.2 million.

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing credit agreements. These costs are being amortized over the term of the related debt and any such amortization was capitalized as part of the value of construction in progress during the construction period.  After the Wood River and Fairmont plants reached provisional acceptance in August 2008, the amortization of debt issuance costs has been recorded as interest expense.  Estimated future debt issuance cost amortization as of December 31, 2009 is as follows (in thousands):

2010	$1,493
2011	1,339
2012	1,294
2013	1,248
2014	973
Thereafter	125
Total	$6,472

Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether an impairment exists.  The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets.  In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur.  In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by commodity prices, in particular the price of corn, our principal production input, and the price of ethanol, our principal production output.  The difference in pricing between these two commodities is known as the “crush spread”.  In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment has occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of December 31, 2008, March 31, 2009, and June 30, 2009, the Company performed impairment evaluations of the recoverability of its long-lived assets due to depressed crush spreads.  As a result of these impairment evaluations, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.  During the third and fourth quarters of 2009, no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable.  Therefore, no recoverability test was performed.

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

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made.  Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment.  At December 31, 2009, the Company had accrued asset retirement obligation liabilities of $134,000 and $168,000 for its plants at Wood River and Fairmont, respectively.  At December 31, 2008, the Company had accrued asset retirement obligation liabilities of $129,000 and $162,000 for its plants at Wood River and Fairmont, respectively.

The asset retirement obligations accrued for Wood River relate to the obligations in our contracts with Cargill and Union Pacific Railroad (“Union Pacific”).  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, according to the contract with Union Pacific, the buildings that are built near their land in Wood River may be required at Union Pacific’s request to be removed at the end of our contract with them.  The asset retirement obligations accrued for Fairmont relate to the obligations in our contracts with Cargill and in our water permit issued by the state of Minnesota.  According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator being leased may be required at Cargill’s discretion to be removed at the end of the lease.   In addition, the water permit in Fairmont requires that we secure all above ground storage tanks whenever we discontinue the use of our equipment for an extended period of time in Fairmont.  The estimated costs of these obligations have been accrued at the current net present value of these obligations at the end of an estimated 20 year life for each of the plants.  These liabilities have corresponding assets recorded in property, plant and equipment, which are being depreciated over 20 years.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the unrealized changes in the fair value on the Company’s financial instruments designated as cash flow hedges.  The financial instrument liabilities are recorded at fair value.  The effective portion of any changes in the fair value is recorded as other comprehensive income (loss) while the ineffective portion of any changes in the fair value is recorded as interest expense.

Year ended December 31, 2009
Net loss	$(19,702)
Hedging settlements	3,174
Change in derivative financial instrument fair value	(749)
Comprehensive loss	(17,277)
Comprehensive loss attributable to noncontrolling interest	6,267
Comprehensive loss attributable to BioFuel Energy Corp. common shareholders	$(11,010)

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. Each of our plants is considered its own unique operating segment under these criteria. However, when two or more operating segments have similar economic characteristics, accounting guidance allows for them to be aggregated into a single operating segment for purposes of financial reporting. Our two plants are very similar in all characteristics and accordingly, the Company presents a single reportable segment, the manufacture of fuel-grade ethanol and the co-products of the ethanol production process.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at December 31, 2009 and 2008, respectively (in thousands):

	December 31,	December 31,
	2009	2008

Land and land improvements	$19,639	$18,887
Construction in progress	2,449	1,690
Buildings and improvements	49,771	49,138
Machinery and equipment	242,191	238,918
Office furniture and equipment	6,075	5,982
	320,125	314,615
Accumulated depreciation	(35,763)	(9,265)
Property, plant and equipment, net	$284,362	$305,350

Depreciation expense related to property, plant and equipment was $26,498,000 and $9,181,000 for the years ended December 31, 2009 and 2008, respectively.

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

In anticipation of the possible construction of three additional plants, the Company incurred site development costs totaling $1,100,000, which were included in property, plant and equipment. The Company decided to no longer pursue construction of these sites and therefore the development costs were written off and included in other operating expense during the year ended December 31, 2008.

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

For the years ended December 31, 2009 and 2008, 1,196,900 shares and 577,700 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2009	2008
Weighted average common shares outstanding - basic	23,792,355	15,418,624

Potentially dilutive common stock equivalents
Class B common shares	8,744,973	17,152,818
Restricted stock	39,341	96,229
	8,784,314	17,249,047

	32,576,669	32,667,671

Less anti-dilutive common stock equivalents	(8,784,314)	(17,249,047)

Weighted average common shares outstanding - diluted	23,792,355	15,418,624

5. Long-Term Debt

The following table summarizes long-term debt (in thousands):

	December 31,	December 31,
	2009	2008
Term (formerly construction) loans	$195,387	$181,150
Subordinated debt	20,315	20,595
Working capital loans	16,500	17,000
Notes payable	16,196	16,709
Capital leases	2,530	2,485
	250,928	237,939
Less current portion	(30,174)	(11,588)
Long term portion	$220,754	$226,351

In September 2006, the Operating Subsidiaries entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt facility”) with BNP Paribas and a syndicate of lenders to finance construction and operation of our ethanol plants.  The Senior Debt facility initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million.  No principal payments were required until the construction loans were converted to term loans.  Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans.  The Operating Subsidiaries began making quarterly principal payments on September 30, 2009.  The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility.  On December 31, 2009 the Operating Subsidiaries drew $3.1 million of the DSRA Loan Commitment and therefore at December 31, 2009 there remained $6.6 million of availability under the DSRA Loan Commitment   These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.5 million was outstanding as of December 31, 2009.  A portion of the working capital facility is available to us in the form of letters of credit. The working capital facility matures on September 26, 2010, and as a result the entire outstanding amount of the working capital facility was classified as current as of December 31, 2009.  However, with consent from two-thirds of the lenders, the maturity date of the working capital facility may be extended to September 26, 2011.

Interest rates on the Senior Debt facility (term loans and working capital loans) are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at December 31, 2009 was 3.3%.  Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

While the Operating Subsidiaries have borrowed substantial amounts under our Senior Debt facility, additional borrowings remain subject to the satisfaction of a number of additional conditions precedent, including continuing compliance with the various covenants described below, and payment of principal and interest when due.  The Senior Debt facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in our subsidiaries.  The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited subject to security interests to secure any outstanding obligations under the Senior Debt facility.  These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries.  The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether, and the amount of, cash that can be made available to the LLC from the collateral accounts each month.  The terms of the Senior Debt facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates.  The terms of the Senior Debt facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals.  Under the terms of separate Management Services Agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $834,000 to the LLC to provide for salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt facility or the collateral accounts.

As of December 31, 2009, the Operating Subsidiaries had $211.9 million outstanding under the Senior Debt facility, which included $195.4 million of outstanding term loans and $16.5 million of outstanding working capital loans.  In addition, the Operating Subsidiaries had $1.0 million in letters of credit outstanding that are secured by borrowing availability under the working capital facility.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt facility is payable.  Debt issuance fees and expenses of approximately $8.5 million ($5.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility at December 31, 2009.  These costs have been deferred and are being amortized over the term of the Senior Debt facility, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

In September 2006, the LLC entered into a loan agreement with certain Class A unitholders (the “Sub Lenders”) providing for up to $50.0 million of loans (“Subordinated Debt”) to be used for general corporate purposes including construction of the Wood River and Fairmont plants.  The Subordinated Debt must be repaid by no later than March 2015.  Interest on Subordinated Debt was payable quarterly in arrears at a 15.0% annual rate.  The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”).  Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required.  As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash received by the LLC, as defined in the Waiver and Amendment.  The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  A default under our Senior Debt facility would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

Debt issuance fees and expenses of approximately $5.5 million ($1.4 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at December 31, 2009.  Debt issuance costs associated with the Subordinated Debt are being deferred and amortized over the term of the agreement, although the amortization of debt issuance costs during the period of construction through August 2008 were capitalized as part of the cost of the constructed assets.

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

As of December 31, 2009 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are all secured by borrowing availability under the working capital facility.

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

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt.  The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered in a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility.  This note requires 10 annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

The following table summarizes the aggregate maturities of our long term debt as of December 31, 2009 (in thousands):

2010	$30,174
2011	12,997
2012	12,705
2013	12,648
2014	145,038
Thereafter	37,366
Total	$250,928

6. Tax Increment Financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The interest rate on the note is 7.85%.  The proceeds have been recorded as a liability and will be reduced as the subsidiary of the LLC remits property taxes to the City of Wood River, beginning in 2008 and continuing for approximately 13 years.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River or the subsidiary of the LLC fails to make the required payments to the holder of the note.  Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to delays in the plant construction, property taxes on the plant in 2008 and 2009 were lower than anticipated and therefore, the subsidiary of the LLC was required to pay $468,000 and $760,000 in 2009 and 2008, respectively as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of December 31, 2009 (in thousands):

2010	$318
2011	343
2012	370
2013	399
2014	431
Thereafter	4,048
Total	$5,909

7. Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through December 31, 2009, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.  As of December 31, 2009, there were no plans to repurchase any additional shares.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt facility contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

8. Derivative Financial Instruments

On January 1, 2009, the Company adopted new disclosure requirements related to its derivative financial instruments.  The adoption of these new requirements had no financial impact on our consolidated financial statements and only required additional financial statement disclosures.  We have applied these requirements on a prospective basis.  Accordingly, disclosure related to periods prior to the date of adoption have not been presented.

We use interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate Senior Debt facility so that the interest payable on a portion of the principal value of the Senior Debt facility effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income (loss) and the corresponding fair value liabilities are included in the current portion of derivative financial instrument liability in our consolidated balance sheet.  The monthly interest settlements are reclassified from other comprehensive income (loss) to interest expense as they are settled each month.  The full amount of accumulated other comprehensive income (loss) at December 31, 2009 relates to one interest rate swap and will be reclassified to the statement of operations in the first two months of 2010 as it expires.  See Note 5 for further discussion of interest rates on the Senior Debt facility.

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $60.0 million principal with a fixed interest rate of 4.65%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The interest rate swap expired in September 2009, and therefore, there is no fair value for this swap on the consolidated balance sheet at December 31, 2009.  The LLC made payments under this swap arrangement for the years ended December 31, 2009 and 2008, totaling $1,941,000, and $1,071,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that has been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract is for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which is reset every 30 days, is received or paid every 30 days in arrears.  The fair value of this swap ($315,000) has been recorded as a derivative financial instrument liability and in accumulated other comprehensive income on the consolidated balance sheet at December 31, 2009.  The LLC made net payments under this swap arrangement for the years ended December 31, 2009 and 2008 totaling $1,233,000, and $27,000, respectively.  These payments were included in the amounts capitalized as part of construction in progress through the end of August 2008.  After September 1, 2008 these amounts were included in interest expense.

During the second quarter of 2008, the LLC entered into various derivative financial instruments with Cargill such as futures contracts, swaps and options contracts, with the objective of limiting our exposure to changes in commodities prices for corn and ethanol.  During August 2008, the market price of corn declined sharply, exposing the LLC to large losses and significant unmet margin calls under those contracts.  Cargill began liquidating the hedging contracts in August 2008 and by September 30, 2008 the LLC was no longer a party to any hedging contracts for any of its commodities.  The Company recorded $39.9 million in losses during the year ended December 31, 2008 resulting from the liquidation of its hedging contracts.  As of December 31, 2008, the LLC had converted its payable with Cargill relating to its hedging contract losses into a note payable.  See further discussion of the Cargill Debt in Note 5 — Long Term Debt.

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2009 and for the year then ended (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	December 31, 2009
(In thousands)	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swap agreement designated as cash flow hedge	Current portion of derivative financial instrument liability	$(315)

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

	Amount of Gain (Loss) recognized in Accumulated OCI on Derivative (effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	12 Months Ended	12 Months Ended		Twelve Months Ended
(In thousands)	December 31, 2009	December 31, 2009		December 31, 2009

Cash flow hedges:
Interest Rate Swap	$(749)	$(3,174)	Interest expense	$-	Interest expense

Effective January 1, 2008, the Company adopted the framework for measuring fair value and the expanded disclosures about fair value measurements.  In accordance with these provisions, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Level 2	December 31,	December 31,
(in thousands)	2009	2008
Financial Liabilities:
Interest rate swaps	$(315)	$(2,741)
Total liabilities	$(315)	$(2,741)

Total net position	$(315)	$(2,741)

The fair value of our interest rate swaps are primarily derived from market data, primarily market rates for Eurodollar futures and adjusted for credit risk.

9. Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company:

	Years Ended,
(In thousands)	December 31, 2009	December 31, 2008
Stock options	$309	$462
Restricted stock	104	220
Total	$413	$682

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

During the years ended December 31, 2009 and December 31, 2008, the Company issued 920,000 and 299,025 stock options, respectively under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the years ended December 31, 2009 and 2008.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.  Due to the lack of historical experience in 2008, the expected option term in 2008 was calculated using the simplified method.

The weighted average variables used in calculating fair value and the resulting compensation expense in the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008
Expected stock price volatility	163%	58%
Expected life (in years)	3.1	3.6
Risk-free interest rate	2.30%	2.70%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	34.00%	35.00%
Weighted average grant date fair value	$2.65	$2.32

A summary of the status of outstanding stock options at December 31, 2009 and the changes during the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2009	557,700	$7.75
Granted	920,000	3.11
Exercised	—	—
Forfeited	(280,800)	8.54
Options outstanding, December 31, 2009	1,196,900	$4.00	4.5	$59,400
Options vested or expected to vest at December 31, 2009	739,560	$4.39	4.3	$50,359	$1,344,585
Options exercisable, December 31, 2009	158,504	$7.30	2.9	$—

Restricted Stock—In the year ended December 31, 2009, the Company granted 15,000 shares to its non-employee directors. The shares vest 100% on the first anniversary of the grant date.

A summary of the restricted stock activity during the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2009	76,307	$8.32
Granted	15,000	0.73
Vested	(31,787)	5.82
Cancelled or expired	(34,558)	10.00
Restricted stock outstanding, December 31, 2009	24,962	$4.63	3.6	$67,647
Restricted stock expected to vest at December 31, 2009	19,451	$4.11	3.7	$52,712	$67,649

The remaining unrecognized option and restricted stock expense will be recognized over 2.4 and 1.4 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 1,707,344 shares of common stock available for future grant under our 2007 Plan at December 31, 2009.

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2009, and 2008.  At December 31, 2008, the Company recognized a current tax receivable of $305,000, related to an expected tax refund which was received in 2009.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Years Ended,
	December 31, 2009	December 31, 2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%
	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Capitalized start up costs	$4,216	$4,528
Net unrealized loss on derivatives	36	712
Stock options	179	—
Net operating loss carryover	48,879	20,993
Other	33	779
Deferred tax asset	53,343	27,012
Valuation allowance	(24,130)	(18,412)
Deferred tax liabilities:
Property, plant and equipment	(29,213)	(8,600)
Deferred tax liabilities	(29,213)	(8,600)
Net deferred tax asset	$—	$—
Current tax receivable	$—	$305

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

As of December 31, 2009, the net operating loss carryforward is $130 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan.  The plan is available to executive officers of the Company and certain key managers of the Company as designated by the Board of Directors or its Compensation Committee. The plan allows participants to defer all or a portion of their salary and annual bonuses.  The Company may make discretionary matching contributions of a percentage of the participant’s salary deferral and those assets are invested in instruments as directed by the participant.  The deferred compensation plan does not have dollar limits on tax-deferred contributions.  The assets of the deferred compensation plan are held in a “rabbi trust” and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency.  Participants may direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the trust or other investments approved by the Board.  In addition, each participant may request that the plan administrator re-allocate the portfolio of investments in the participant’s individual account within the trust.  However, the plan administrator is not required to honor such requests.  Matching contributions, if any, will be made in cash and vest ratably over a three-year period.  Assets of the trust are invested in over ten mutual funds that cover an investment spectrum ranging from equities to money market instruments.  These mutual funds are publicly quoted and reported at market value.  No funds were contributed to the plan in the year ended December 31, 2009.  Approximately $28,000 of employee deferrals was contributed to the plan in the year ended December 31, 2008.  These funds incurred a gain in value of $11,000 in the year ended December 31, 2009 and a loss in value of $25,000 in the year ended December 31, 2008.  These deferrals, which totaled $41,000 and $30,000 at December 31, 2009 and 2008, respectively, have been recorded as other assets and other non-current liabilities on the consolidated balance sheet at December 31, 2009 and 2008.

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary. Contributions to the plan by the LLC totaled $347,000 and $179,000 for the years ended December 31, 2009 and 2008, respectively.

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

Future minimum operating lease payments at December 31, 2009 are as follows (in thousands):

2010	$9,427
2011	10,461
2012	10,036
2013	9,496
2014	9,276
Thereafter	49,580
Total	$98,276

 Rent expense recorded for the years ended December 31, 2009, and 2008, totaled $9,466,000 and $6,621,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction (“EPC”) contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  Pursuant to these EPC contracts, TIC was to be paid a total of $272.0 million, subject to certain adjustments, for the turnkey construction of the two plants.  As part of the EPC contracts, the subsidiaries of the LLC were permitted to withhold approximately 5% of progress payments billed by TIC as retainage, payable upon substantial completion of the plants.  The subsidiaries of the LLC entered into settlement agreements with TIC, effective December 11, 2008, that settled certain outstanding issues between the parties under the terms of the EPC contracts.  Among the items agreed to were that each plant had met both substantial completion and project completion, that TIC would continue to be responsible for its warranty obligations, and that TIC would pay the subsidiaries of the LLC $2.0 million for each plant, which amounts would be deducted from the retainage amounts owed to TIC.  The construction retainage in the consolidated balance sheets at December 31, 2008 of $9.4 million was recorded net of the $2.0 million for each plant owed by TIC as part of the settlement agreement.  The $9.4 million of construction retainage was paid to TIC in February 2009.  At December 31, 2008, property, plant and equipment related to the EPC contracts totaled $248.9 million, which was recorded net of liquidated damages of $19.1 million arising out of completion delays at both plants and net of $4.0 million arising out of the settlement agreements.  In March 2010, the subsidiaries of the LLC entered into warranty settlement agreements with TIC which settled all remaining warranty obligations of TIC.  In exchange for the subsidiaries of the LLC agreeing to release TIC from any and all present and future warranty obligations, TIC agreed to pay $600,000 for each plant to a vendor currently doing equipment replacement fabrication for each plant.

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

At December 31, 2009, the LLC had committed, through its subsidiaries, to purchase 7,144,000 bushels of corn to be delivered between January 2010 and January 2011 at our Fairmont location, and 7,230,000 bushels of corn to be delivered between January 2010 and March 2011 at our Wood River location.  These purchase commitments represent 16% and 14% of the projected corn requirements during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  These normal purchase commitments are not marked to market or recorded in the consolidated balance sheet.

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

13. Noncontrolling Interest

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

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
Remaining LLC Membership Units and Class B common shares at December 31, 2009	7,448,585

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At December 31, 2009, the Company owned 77.1% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp.’s common shareholders for the years ended December 31, 2009 and December 31, 2008 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s common shareholders and
Transfers (to) from the Noncontrolling Interest

	Years Ended
	December 31,	December 31,
	2009	2008

Net loss attributable to BioFuel Energy Corp. common shareholders	$(13,630)	$(40,865)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp. stockholders’ equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	2,142	3,269
Net transfers (to) from noncontrolling interest	2,142	3,269
Change from net income (loss) attributable to BioFuel Energy Corp.'s common shareholders and transfers (to) from noncontrolling interest	$(11,488)	$(37,596)

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

14. Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2009 and 2008. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$97,494	$106,464	$91,138	$120,418
Cost of goods sold	102,565	107,307	89,039	105,839
Gross profit (loss)	(5,071)	(843)	2,099	14,579
General and administrative expenses:
Compensation expense	1,504	1,580	1,467	1,609
Other	1,138	2,652	4,270	1,267
Other operating expense	—	—	150	—
Operating income (loss)	(7,713)	(5,075)	(3,788)	11,703
Other income (expense):
Interest income	34	27	13	4
Interest expense	(3,501)	(3,937)	(4,598)	(2,870)
Other non-operating income (expense)	2	(3)	—	—
Income (loss) before income taxes	(11,178)	(8,988)	(8,373)	8,837
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(11,178)	(8,988)	(8,373)	8,837
Less: Net (income) loss attributable to the noncontrolling interest	3,468	2,454	2,139	(1,989)
Net income (loss) attributable to BioFuel Energy Corp. common shareholders	$(7,710)	$(6,534)	$(6,234)	$6,848
Income (loss) per share – basic attributable to BioFuel Energy Corp. common shareholders	$(0.34)	$(0.28)	$(0.26)	$0.27
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common shareholders	$(0.34)	$(0.28)	$(0.26)	$0.21

Year Ended December 31, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$—	$292	$90,549	$89,026
Cost of goods sold	—	255	103,765	95,143
Gross profit (loss)	—	37	(13,216)	(6,117)
General and administrative expenses:
Compensation expense	2,457	2,988	1,115	1,503
Other	1,645	5,409	1,353	574
Other operating expense	—	—	1,345	5
Operating loss	(4,102)	(8,360)	(17,029)	(8,199)
Other income (expense):
Interest income	526	325	135	101
Interest expense	—	—	(1,632)	(4,199)
Other non-operating income (expense)	—	338	(2,123)	4
Gain (loss) on derivative financial instruments	—	10,080	(49,992)	—
Income (loss) before income taxes	(3,576)	2,383	(70,641)	(12,293)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(3,576)	2,383	(70,641)	(12,293)
Less: Net (income) loss attributable to the noncontrolling interest	1,798	(1,435)	37,493	5,406
Net income (loss) attributable to BioFuel Energy Corp. common shareholders	$(1,778)	$948	$(33,148)	$(6,887)
Income (loss) per share – basic attributable to BioFuel Energy Corp. common shareholders	$(0.12)	$0.06	$(2.18)	$(0.43)
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common shareholders	$(0.12)	$0.03	$(2.18)	$(0.43)

Schedule I
BioFuel Energy Corp.
Condensed Financial Information of Registrant

(Parent company information - See notes to consolidated financial statements)
(in thousands, except share and per share data)

Condensed Balance Sheet

	December 31,	December 31,
	2009	2008
Assets
Income tax receivable	$-	$305
Investment in BioFuel Energy, LLC	72,477	83,126
Total assets	$72,477	$83,431

Stockholders' equity
Common stock, $0.01 par value; 100.0 million shares authorized and 25,932,741shares outstanding at December 31, 2009 and 23,318,636 shares outstanding at December 31, 2008	$259	$233
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,448,585 shares outstanding at December 31, 2009 and 10,082,248 shares outstanding at December 31, 2008	74	101
Less Common stock held in treasury, at cost, 809,606 shares	(4,316)	(4,316)
Additional paid-in capital	137,037	134,360
Accumulated deficit	(60,577)	(46,947)
Total stockholders' equity	$72,477	$83,431

Condensed Statement of Loss

	Year Ended,	Year Ended,
	December 31, 2009	December 31, 2008
Equity in loss of BioFuel Energy, LLC	$(13,598)	$(40,181)
Stock based compensation	-	(682)
Other expenses	(32)	(2)
Net loss	$(13,630)	$(40,865)

Condensed Statement of Cash Flows

	Year Ended,	Year Ended,
	December 31, 2009	December 31, 2008
Cash flow from operating activities
Net loss	$(13,630)	$(40,865)
Adjustment to reconcile net loss to net cash used in operating activities
Stock based compensation expense	-	682
Equity in loss of BioFuel Energy, LLC	13,598	40,181
Net cash used in operating activities	(32)	(2)

Cash flows from investing activities
Distributions from BioFuel Energy, LLC	32	2,278
Net cash provided by investing activities	32	2,278

Cash flows from financing activities
Purchase of treasury stock	-	(2,276)
Net cash used in financing activities	-	(2,276)

Cash and equivalents at end of period	$-	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Internal Control over Financial Reporting

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ending December 31, 2008. In order to comply with the Act, we conducted a comprehensive evaluation to document and test internal controls. During the course of our evaluation, we concluded  that no change in internal control over financial reporting occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 Compliance

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(e) under the Exchange Act. Our system of internal control is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in, Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2009 Annual Meeting of Shareholders, or the 2009 Proxy Statement, to be filed no later than 120 days after the end of the fiscal year ended December 31, 2009.

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

The sections of our 2009 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” are incorporated herein by reference.

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

(a)(3)  Exhibits

(b)  The following are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

(a)	Exhibits

Number		Description
3.1		Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 19, 2007).

3.2		Amended and Restate Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).

10.1		Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2007).

10.2
Credit Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC and Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, various financial institutions from time to time, as lenders, Deutsche Bank Trust Company Americas, as collateral agent, and BNP Paribas, as administrative agent and arranger (incorporated by reference to Exhibit 10.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.2.1
Waiver and Amendment dated September 29, 2009, to the Credit Agreement dated September 25, 2006 and Collateral Account Agreement dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.3
Collateral Account Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, Deutsche Bank Trust Company Americas, as collateral agent and Deutsche Bank Trust Company Americas, as depositary agent and securities intermediary (incorporated by reference to Exhibit 10.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.4
Registration Rights Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2007).

10.5
Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.6
Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.7
Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.8
Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.9
Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).

10.10
Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).

10.11	*
Executive Employment Agreement dated April 28, 2006, between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.11 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.12	*
Executive Employment Agreement dated April 28, 2006, between BioFuel Energy, LLC and Daniel J. Simon (incorporated by reference to Exhibit 10.12 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.13
Engineering, Procurement and Construction Agreement dated April 28, 2006, between Pioneer Trail Energy, LLC and TIC-The Industrial Company Wyoming, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.13.1
First Amendment to the Engineering, Procurement and Construction Agreement between Pioneer Trail Energy, LLC and TIC-The Industrial Company Wyoming, Inc., dated August 28, 2006 (incorporated by reference to Exhibit 10.13.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.14
Engineering, Procurement and Construction Agreement dated June 9, 2006, between Buffalo Lake Energy, LLC and TIC-The Industrial Company Wyoming, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.15
Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.16
Master Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.17
Grain Facility Lease dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.18
Grain Facility Lease and Sublease dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.19
Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.20
Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.21
Loan Agreement dated September 25, 2006, between BioFuel Energy, LLC, the lenders party thereto and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.21 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.22	*
BioFuel Energy, LLC Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.22 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.22.1	*	BioFuel Energy Amended and Restated Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K filed March 12, 2008).

10.23	*
BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.24	*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).

10.25	*
BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.25.1	*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.25.2	*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.25.3	*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.26	*
BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.26.1	*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.27
Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2007).

10.28
License Agreement dated June 9, 2006 between Delta-T Corporation and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.29
License Agreement dated April 28, 2006 between Delta-T Corporation and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.30
Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2007).

10.32
Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).

10.33
Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).

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

BIOFUEL ENERGY CORP. (Registrant)

Date: March 30, 2010	By:	/s/ Scott H. Pearce
Scott H. Pearce
President, Chief Executive Officer and Director

Date: March 30, 2010	By:	/s/ Kelly G. Maguire
Kelly G. Maguire
Vice President—Finance and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Mark Wong	Chairman of the Board	March 30, 2010
Mark Wong

/s/ Scott H. Pearce	Chief Executive Officer, President and Director	March 30, 2010
Scott H. Pearce	(Principal Executive Officer)

/s/ Kelly G. Maguire	Vice President—Finance and Chief Financial	March 30, 2010
Kelly G. Maguire	Officer (Principal Financial Officer and Principal
Accounting Officer)

/s/ David Einhorn	Director	March 30, 2010
David Einhorn

/s/ Alexander P. Lynch	Director	March 30, 2010
Alexander P. Lynch

/s/ Elizabeth K. Blake	Director	March 30, 2010
Elizabeth K. Blake

/s/ John D. March	Director	March 30, 2010
John D. March

/s/ Richard Jaffee	Director	March 30, 2010
Richard Jaffee

(This page has been left blank intentionally.)