Form 10-Q
period 2010-03-31
BioFuel Energy Corp.
filed 2010-05-14
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding as of May 12, 2010: 25,453,853 exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2009 (filed with the Securities and Exchange Commission on March 30, 2010).

BioFuel Energy Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and equivalents	$16,116	$6,109
Accounts receivable	16,089	23,745
Inventories	17,033	20,885
Prepaid expenses	1,920	2,529
Derivative financial instrument	230	—
Other current assets	325	325
Total current assets	51,713	53,593
Property, plant and equipment, net	279,203	284,362
Debt issuance costs, net	6,135	6,472
Other assets	2,351	2,348
Total assets	$339,402	$346,775

Liabilities and equity
Current liabilities
Accounts payable	$9,704	$8,066
Current portion of long-term debt	30,028	30,174
Derivative financial instrument	—	315
Current portion of tax increment financing	318	318
Other current liabilities	2,679	1,957
Total current liabilities	42,729	40,830
Long-term debt, net of current portion	220,785	220,754
Tax increment financing, net of current portion	5,591	5,591
Other non-current liabilities	2,039	1,705
Total liabilities	271,144	268,880
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 26,269,341 shares outstanding at March 31, 2010 and 25,932,741 shares outstanding at December 31, 2009	262	259
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,111,985 shares outstanding at March 31, 2010 and 7,448,585 shares outstanding at December 31, 2009	71	74
Less common stock held in treasury, at cost, 809,606 shares at March 31, 2010 and December 31, 2009	(4,316)	(4,316)
Additional paid-in capital	137,752	137,037
Accumulated other comprehensive loss	—	(242)
Accumulated deficit	(68,731)	(60,577)
Total BioFuel Energy Corp. stockholders’ equity	65,038	72,235
Noncontrolling interest	3,220	5,660
Total equity	68,258	77,895
Total liabilities and equity	$339,402	$346,775

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$100,887	$97,494
Cost of goods sold	105,584	102,565
Gross loss	(4,697)	(5,071)
General and administrative expenses:
Compensation expense	1,879	1,504
Other	1,152	1,138
Operating loss	(7,728)	(7,713)
Other income (expense):
Interest income	—	34
Interest expense	(2,698)	(3,501)
Other non-operating income	—	2
Loss before income taxes	(10,426)	(11,178)
Income tax provision (benefit)	—	—
Net loss	(10,426)	(11,178)
Less: Net loss attributable to the noncontrolling interest	2,272	3,468
Net loss attributable to BioFuel Energy Corp. common shareholders	$(8,154)	$(7,710)

Loss per share - basic and diluted attributable to BioFuel Energy Corp. common shareholders	$(0.32)	$(0.34)

Weighted average shares outstanding - basic and diluted	25,341	22,502

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statement of Changes in Equity
(in thousands, except share data)
(Unaudited)

								Accumulated
			Class B			Additional		Other
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2008	23,318,636	$233	10,082,248	$101	$(4,316)	$134,360	$(46,947)	$(2,741)	$14,069	$94,759

Stock based compensation	—	—	—	—	—	413	—	—	—	413
Exchange of Class B shares to common	2,633,663	27	(2,633,663)	(27)	—	2,263	—	(121)	(2,142)	—
Issuance of restricted stock, (net of forfeitures)	(19,558)	(1)	—	—	—	1	—	—	—	—
Comprehensive loss:	—
Hedging settlements	—	—	—	—	—	—	—	2,321	853	3,174
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	299	(1,048)	(749)
Net loss	—	—	—	—	—	—	(13,630)	—	(6,072)	(19,702)

Total comprehensive loss										(17,277)
Balance at December 31, 2009	25,932,741	259	7,448,585	74	(4,316)	137,037	(60,577)	(242)	5,660	77,895

Stock based compensation	—	—	—	—	—	474	—	—	—	474
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	(236)	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	26	118
Net loss	—	—	—	—	—	—	(8,154)	—	(2,272)	(10,426)

Total comprehensive loss										(10,111)
Balance at March 31, 2010	26,269,341	$262	7,111,985	$71	$(4,316)	$137,752	$(68,731)	$—	$3,220	$68,258

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(10,426)	$(11,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on derivative financial instrument	(230)	—
Stock based compensation expense	474	78
Depreciation and amortization	7,074	6,931
Changes in operating assets and liabilities:
Accounts receivable	7,656	(970)
Inventories	3,852	2,001
Prepaid expenses	609	827
Accounts payable	1,576	(3,830)
Other current liabilities	722	(1,902)
Other assets and liabilities	566	1,291
Net cash provided by (used in) operating activities	11,873	(6,752)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(1,467)	(10,792)
Purchase of certificates of deposit	—	(10)
Net cash used in investing activities	(1,467)	(10,802)

Cash flows from financing activities
Proceeds from issuance of debt	3,150	14,514
Repayment of debt	(3,250)	(1,233)
Funding of debt service reserve	—	(2)
Payment of notes payable and capital leases	(250)	(218)
Payment of debt issuance costs	(49)	—
Net cash provided by (used in) financing activities	(399)	13,061
Net increase (decrease) in cash and equivalents	10,007	(4,493)
Cash and equivalents, beginning of period	6,109	12,299

Cash and equivalents, end of period	$16,116	$7,806

Cash paid for taxes	$5	$6

Cash paid for interest	$2,065	$3,703

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$408	$437

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Notes to Unaudited Consolidated Financial Statements

1.      Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual nameplate production capacity of approximately 230 Mmgy, based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in June 2008. At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. From inception, we have worked closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, purchases the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities. Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may enter into these types of instruments in the future. However, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future. See Note 8 for further discussion of derivative financial instruments.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company, organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At March 31, 2010, the Company owned 78.7% of the LLC membership units with the remaining 21.3% owned by the historical equity investors of the LLC. The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC as of March 31, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. During the three months ended March 31, 2010, unit holders exchanged 336,600 membership units in the LLC for common stock of the Company. LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at March 31, 2010 and December 31, 2009 was $346.7 million and $354.3 million, respectively, and such assets are collateral for the LLC’s obligations under our Senior Debt facility with a group of lenders (see Note 5 – Long-Term Debt). Our bank facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, we were profitable in the fourth quarter of 2009. However, as shown in the accompanying consolidated financial statements, the Company incurred a net loss of $10.4 million during the three months ended March 31, 2010, when crush spreads contracted significantly. At the margins we experienced during the first quarter of 2010, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants. We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cancel or otherwise limit some of our planned capital improvement projects. In addition, in the event that we fully utilize our debt service reserve availability under our Senior Debt facility and expend all of our other sources of liquidity, we may not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

As shown in the accompanying consolidated financial statements, the Company has experienced declining liquidity and as of March 31, 2010, has $16.4 million of outstanding working capital loans which mature in September 2010. If current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations. Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding. Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources. We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity. If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including possible impairment of our property, plant and equipment, or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

Principles of Consolidation and Noncontrolling Interest

The accompanying consolidated financial statements include the Company, the LLC and its wholly owned subsidiaries: BFE Holdings, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation. The Company treats all exchanges of LLC membership units for Company common stock as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

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

Revenue Recognition

The Company sells 100% of its ethanol and distillers grain products to Cargill under the terms of marketing agreements whereby Cargill has agreed to purchase all ethanol and distillers grain produced at our ethanol plants through September 2016. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol and distillers grain to Cargill. In accordance with our agreements with Cargill, the Company records its revenues based on the amounts payable by Cargill to us at the time of our sales of ethanol and distillers grain to them. The amount payable by Cargill for ethanol is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. The amount payable by Cargill for distillers grain is equal to the market price of distillers grain at the time of sale less a commission.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

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

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At March 31, 2010, we had $16.1 million held at three financial institutions, which is in excess of FDIC insurance limits.

 Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of March 31, 2010 and December 31, 2009, Cargill was our only customer and no allowance was considered necessary.

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

During the three months ended March 31, 2010 and March 31, 2009, the Company recorded sales to Cargill representing 100% of total net sales. As of March 31, 2010 and December 31, 2009, the LLC, through its subsidiaries, had receivables from Cargill of $16.1 million and $23.7 million, respectively, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three months ended March 31, 2010 and March 31, 2009, corn purchases from Cargill totaled $67.4 million and $70.6 million, respectively. As of March 31, 2010 and December 31, 2009, the LLC, through its subsidiaries, had payables to Cargill of $3.9 million and $2.1 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$11,551	$12,292
Work in process	2,546	2,883
Finished goods	2,936	5,710
	$17,033	$20,885

Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments”. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations. The Company has designated its interest rate swap at December 31, 2009 as a cash flow hedge. The value of the interest rate swap is recorded on the balance sheet as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss). The statement of operations impact of these hedges is included in interest expense. The Company has not designated it's commodity swap contract at March 31, 2010 as a hedging contract. The value of the commodity swap contract is recorded on the balance sheet as an asset under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded on the statement of operations in net sales. See Note 8 for additional required disclosure.

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements. These costs are being amortized and expensed over the term of the related debt. Estimated future debt issuance cost amortization as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$1,156
2011	1,339
2012	1,294
2013	1,248
2014	973
Thereafter	125
Total	$6,135

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2010, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest. The Company uses historical data to calculate the expected term for new stock-based grants.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment. At March 31, 2010, the Company had accrued asset retirement obligation liabilities of $135,000 and $170,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2009, the Company had accrued asset retirement obligation liabilities of $134,000 and $168,000 for its plants at Wood River and Fairmont, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company’s senior debt and notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company is unable to determine a fair value of its subordinated debt and its note payable to Cargill due to the nature of the relationships between the parties and the Company. The derivative financial instruments are carried at fair value.

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

	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss	$(10,426)	$(11,178)
Hedging settlements	197	916
Change in derivative financial instrument fair value	118	(275)
Comprehensive loss	(10,111)	(10,537)
Comprehensive loss attributable to noncontrolling interest	2,204	4,102
Comprehensive loss attributable to BioFuel Energy Corp. common shareholders	$(7,907)	$(6,435)

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

3.      Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31,	December 31,
	2010	2009

Land and land improvements	$19,639	$19,639
Construction in progress	3,902	2,449
Buildings and improvements	49,810	49,771
Machinery and equipment	242,203	242,191
Office furniture and equipment	6,100	6,075
	321,654	320,125
Accumulated depreciation	(42,451)	(35,763)
Property, plant and equipment, net	$279,203	$284,362

Depreciation expense related to property, plant and equipment was $6,688,000 and $6,571,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

For the three months ended March 31, 2010 and March 31, 2009, 1,919,932 shares and 380,157 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding – basic	25,341,360	22,502,474

Potentially dilutive common stock equivalents
Class B common shares	7,205,398	10,019,330
Restricted stock	24,962	68,824
	7,230,360	10,088,154

	32,571,720	32,590,628

Less anti-dilutive common stock equivalents	(7,230,360)	(10,088,154)

Weighted average common shares outstanding – diluted	25,341,360	22,502,474

5.      Long-Term Debt

The following table summarizes long-term debt (in thousands):

	March 31,	December 31,
	2010	2009
Term (formerly construction) loans	$195,387	$195,387
Subordinated debt	20,550	20,315
Working capital loans	16,400	16,500
Notes payable	15,956	16,196
Capital leases	2,520	2,530
	250,813	250,928
Less current portion	(30,028)	(30,174)
Long term portion	$220,785	$220,754

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

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity. The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders. At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans. The Operating Subsidiaries began making quarterly principal payments on September 30, 2009. The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility. The Operating Subsidiaries have drawn $6.3 million of the DSRA Loan Commitment and therefore at March 31, 2010 there remained $3.4 million of availability under the DSRA Loan Commitment. These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.4 million was outstanding as of March 31, 2010. A portion of the working capital facility is available to us in the form of letters of credit. The working capital facility matures on September 26, 2010, and as a result the entire outstanding amount of the working capital facility was classified as current as of March 31, 2010. With consent from two-thirds of the lenders, the maturity date of the working capital facility may be extended to September 26, 2011.

Interest rates on the Senior Debt facility (term loans and working capital loans) are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at March 31, 2010 was 3.3%.  Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

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

As of March 31, 2010, the Operating Subsidiaries had $211.8 million outstanding under the Senior Debt facility, which included $195.4 million of outstanding term loans and $16.4 million of outstanding working capital loans.  The amount of outstanding working capital loans does not include $1.0 million of undrawn letters of credit outstanding.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt facility is payable.  Debt issuance fees and expenses of $8.5 million ($4.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility at March 31, 2010.  These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

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

Debt issuance fees and expenses of $5.5 million ($1.3 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at March 31, 2010.  Debt issuance costs associated with the Subordinated Debt have been deferred and are being amortized and expensed over the term of the agreement.

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

As of March 31, 2010 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are issued by the lenders under our Senior Debt facility as part of the working capital facility.

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

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt.  The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered in a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility.  This note requires annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

The following table summarizes the aggregate maturities of our long term debt as of March 31, 2010 (in thousands):

Remainder of 2010	$26,674
2011	12,997
2012	12,705
2013	12,648
2014	148,188
Thereafter	37,601
Total	$250,813

6.      Tax Increment Financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska.  The proceeds funded improvements to property owned by the subsidiary.  The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property.  The interest rate on the note is 7.85%.  The proceeds have been recorded as a liability which is reduced as the subsidiary of the LLC remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River.  Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of March 31, 2010 (in thousands):

Remainder of 2010	$318
2011	343
2012	370
2013	399
2014	431
Thereafter	4,048
Total	$5,909

7.      Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through March 31, 2010, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.  As of March 31, 2010, there were no plans to repurchase any additional shares.

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  In addition, the terms of the Senior Debt facility contain restrictions on the ability of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

8.      Derivative Financial Instruments

Prior to March 31, 2010, we used interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate Senior Debt facility so that the interest payable on a portion of the principal value of the Senior Debt facility effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income (loss) and the corresponding fair value liabilities are included in the current portion of derivative financial instrument liability in our consolidated balance sheet.  The monthly interest settlements are reclassified from other comprehensive income (loss) to interest expense as they are settled each month.  The full amount of accumulated other comprehensive income (loss) at December 31, 2009 related to one interest rate swap and was reclassified to the statement of operations in the first two months of 2010 as it expired.  See Note 5 for further discussion of interest rates on the Senior Debt facility.

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that had been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $60.0 million principal with a fixed interest rate of 4.65%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which was reset every 30 days, was received or paid every 30 days in arrears.  The interest rate swap expired in September 2009, and therefore, there was no fair value for this swap on the consolidated balance sheet at December 31, 2009 or March 31, 2010.  The LLC, through its subsidiary, made payments under this swap arrangement for the three months ended March 31, 2009 totaling $630,000.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that had been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which was reset every 30 days, was received or paid every 30 days in arrears.  The interest rate swap expired in February 2010, and therefore, there is no fair value for this swap on the consolidated balance sheet at March 31, 2010.  The LLC, through its subsidiary, made payments under this swap arrangement for the three months ended March 31, 2010 and March 31, 2009, totaling $197,000 and $286,000, respectively.

The effects of derivative instruments on our consolidated financial statements were as follows as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009 (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Values of Deriative Instruments

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Consolidated Balance Sheet Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Derivative not designated as hedging instrument:
Commodity contract	Derivative financial instrument (current assets)	$230	$-	$-	$-
Derivative designated as hedging instrument:
Interest rate contract	Derivative financial instrument (current liabilities)	$-	$-	$-	$315

Effect of Deriative Instruments on the Consolidated Statement of Operations

		Three Months Ended
		March 31,	March 31,
	Consolidated Statements of Operations Location	2010	2009
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net sales	$230	$-
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	(197)	(916)
	Net amount recognized in earnings	$33	$(916)

The following table summarizes the volumes of open commodity derivative positions as of March 31, 2010 (in thousands):

Derivative Instrument	Commodity	Unit of Measure	Volume

Commodity swap	Ethanol	Gallons	1,500

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

(in thousands)	March 31,	December 31,
Level 2	2010	2009
Financial assets:
Commodity contract	$230	$—
Total assets	$230	$—

Financial Liabilities:
Interest rate contract	$—	$(315)
Total liabilities	$—	$(315)

Total net position	$230	$(315)

The fair value of our interest rate swap is derived from market data, primarily market rates for Eurodollar futures and adjusted for credit risk. The fair value of our commodity swap is derived from market data, primarily market prices on the Chicago Board of Trade.

9.      Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company:

	Three Months Ended,
(In thousands)	March 31, 2010	March 31, 2009
Stock options	$454	$46
Restricted stock	20	32
Total	$474	$78

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term of the Plan is ten years, expiring in June 2017.

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

During the three months ended March 31, 2010, the Company issued 738,932 stock options under the 2007 Plan to certain of our employees with a per share exercise price equal to the market price of the stock on the date of grant. During the three months ended March 31, 2009, the Company did not issue any stock options under the 2007 Plan. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three months ended March 31, 2010 and March 31, 2009. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.

The weighted average variables used in calculating fair value and the resulting compensation expense in the three months ended March 31, 2010 are as follows:

Expected stock price volatility	151%
Expected life (in years)	3.2
Risk-free interest rate	2.30%
Expected dividend yield	0.00%
Expected forfeiture rate	28.00%
Weighted average grant date fair value	$2.31

A summary of the status of outstanding stock options at March 31, 2010 and the changes during the three months ended March 31, 2010 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2010	1,196,900	$4.00
Granted	738,932	2.78
Exercised	—	—
Forfeited	(15,900)	9.30
Options outstanding, March 31, 2010	1,919,932	$3.48	4.5	$186,808
Options vested or expected to vest at March 31, 2010	1,178,974	$3.75	4.4	$126,919	$1,963,916
Options exercisable, March 31, 2010	285,598	$5.32	3.6	$—

Restricted Stock - During the three months ended March 31, 2010 and March 31, 2009, the Company did not grant any restricted stock under the 2007 Plan.

A summary of the restricted stock activity during the three months ended March 31, 2010 is as follows:

Weighted
		Average		Unrecognized
		Grant Date	Aggregate	Remaining
		Fair Value	Intrinsic	Compensation
	Shares	per Award	Value	Expense
Restricted stock outstanding, January 1, 2010	24,962	$4.63
Granted	—	—
Vested	—	—
Cancelled or expired	—	—
Restricted stock outstanding, March 31, 2010	24,962	$4.63	$73,388
Restricted stock expected to vest at March 31, 2010	21,629	$4.11	$63,590	$57,107

The remaining unrecognized option and restricted stock expense will be recognized over 2.5 and 1.2 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 1,080,068 shares of common stock available for future grant under our 2007 Plan at March 31, 2010.

10.      Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2010 and March 31, 2009.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,
	March 31, 2010	March 31, 2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)
Valuation allowance	37.6%	37.6%
	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	March 31,	December 31,
	2010	2009
Deferred tax assets:
Capitalized start up costs	$4,085	$4,216
Net unrealized loss on derivatives	—	36
Stock options	282	179
Net operating loss carryover	54,169	48,879
Other	33	33
Deferred tax asset	58,569	53,343
Valuation allowance	(27,253)	(24,130)

Deferred tax liabilities:
Property, plant and equipment	(31,316)	(29,213)
Deferred tax liabilities	(31,316)	(29,213)

Net deferred tax asset	$—	$—

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

As of March 31, 2010, the net operating loss carryforward is $144 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.       Employee Benefit Plan

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary.  Prior to January 1, 2010, contributions to the plan by the LLC were discretionary and were made on an annual basis at year end.  Effective January 1, 2010, the LLC began matching up to 3% of eligible employee contributions on a biweekly basis.  Contributions to the plan by the LLC totaled $78,000 and $0 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Future minimum operating lease payments at March 31, 2010 are as follows (in thousands):

Remainder of 2010	$7,478
2011	10,461
2012	10,036
2013	9,496
2014	9,276
Thereafter	49,580
Total	$96,327

Rent expense recorded for the three months ended March 31, 2010 and March 31, 2009, totaled $2,390,000 and $2,247,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  In March 2010, the subsidiaries of the LLC entered into warranty settlement agreements with TIC which settled all remaining warranty obligations of TIC.  In exchange for the subsidiaries of the LLC agreeing to release TIC from any and all present and future warranty obligations, TIC agreed to pay $600,000 for each plant to a vendor currently doing equipment replacement fabrication for each plant.

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

At March 31, 2010, the LLC, through its subsidiaries, had contracted to purchase 8,358,000 bushels of corn to be delivered between April 2010 and January 2011 at our Fairmont location, and 12,752,000 bushels of corn to be delivered between April 2010 and May 2011 at our Wood River location.  These purchase commitments represent 24% and 26% of the projected corn requirements during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  At March 31, 2010, the LLC, through its subsidiaries, had contracted for future ethanol deliveries valued at $3.7 million between April 2010 and December 2010 for each of our plants.  These sales commitments represent 3% of the projected ethanol sales during the period at each plant.  These normal purchase and sale commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to purchase all ethanol and distillers grain produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price. That price will be the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill and represent 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments will be payable to Cargill over a two year period beginning September 1, 2010.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13.    Noncontrolling Interest

Noncontrolling interest consists of equity issued to members of the LLC. Under its original LLC agreement, the LLC was authorized to issue 9,357,500 Class A; 950,000 Class B; 425,000 Class M; 2,683,125 Class C; and 894,375 Class D Units. Class M, C and D Units were considered “profits interests” for which no cash consideration was received upon issuance. In accordance with the LLC agreement, all classes of the LLC’s equity units were converted to one class of LLC equity upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 LLC membership units and Class B common shares. Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896

LLC Membership Units and Class B common shares exchanged in 2007	(561,210)

LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)

LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)

LLC Membership Units and Class B common shares exchanged in the three months ended March 31, 2010	(336,600)

Remaining LLC Membership Units and Class B common shares at March 31, 2010	7,111,985

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At March 31, 2010, the Company owned 78.7% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp.’s common shareholders for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s common shareholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss attributable to BioFuel Energy Corp. common shareholders	$(8,154)	$(7,710)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	236	314
Net transfers (to) from noncontrolling interest	236	314
Change in equity from net loss attributable to BioFuel Energy Corp.’s common shareholders and transfers (to) from noncontrolling interest	$(7,918)	$(7,396)

Tax Benefit Sharing Agreement

Membership units in the LLC combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The LLC will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership units and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the LLC at the time of the exchange.  Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical LLC investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under these agreements, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis.  The Company and its common stockholders will benefit from the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the LLC as a result of the exchanges.  The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2009 or in other documents we have filed with the Securities and Exchange Commission.

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

Going Concern and Liquidity Considerations

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.  As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.   For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon, based on the Chicago Board of Trade (CBOT) prices for ethanol and corn. However, as reported in the unaudited consolidated financial statements included elsewhere in this report, we reported a net loss of $10.4 million in the first quarter of 2010, when crush spreads contracted significantly, averaging $0.32 per gallon based on CBOT prices. The crush spread averaged $0.23 per gallon, based on CBOT prices, during the month of April 2010. Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

At the margins we experienced during the first quarter of 2010, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants. We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cancel or otherwise limit some of our planned capital improvement projects.  In addition, in the event that we fully utilize our debt service reserve availability under our Senior Debt facility and expend all of our other sources of liquidity, we may not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether.  See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”  We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above. See “Risk Factors—Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.”

As of March 31, 2010, the Company's subsidiaries had $16.4 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Basis for Consolidation

At March 31, 2010, the Company owned 78.7% of the LLC and the remainder was owned by our founders and some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 21.3% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  As of December 31, 2009, the unit holders owned 7,448,585 membership units, or 22.9% of the membership units in the LLC.  During the three months ended March 31, 2010 and March 31, 2009, unit holders exchanged 336,600 and 257,221 membership units in the LLC, respectively, (together with the corresponding shares of Class B common stock) for shares of our common stock, substantially all of which are eligible for sale under Rule 144 promulgated under the Securities Act of 1933 upon lapse of a six-month holding period.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2010 and March 31, 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended
	March 31,		March 31,
	2010		2009
	(unaudited)
	(dollars in thousands)
Net sales	$100,887	100.0%	$97,494	100.0%
Cost of goods sold	105,584	104.7	102,565	105.2
Gross loss	(4,697)	(4.7)	(5,071)	(5.2)
General and administrative expenses	3,031	3.0	2,642	2.7
Operating loss	(7,728)	(7.7)	(7,713)	(7.9)
Other expense	(2,698)	(2.6)	(3,465)	(3.6)
Net loss	(10,426)	(10.3)	(11,178)	(11.5)
Less: Net loss attributable to the noncontrolling interest	2,272	2.2	3,468	3.6
Net loss attributable to BioFuel Energy Corp. common shareholders	$(8,154)	(8.1)%	$(7,710)	(7.9)%

The following table sets forth key operational data for the three months ended March 31, 2010 and March 31, 2009 that we believe are important indicators of our results of operations:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)

Ethanol sold (gallons, in thousands)	54,833	55,061
Dry distillers grains sold (tons, in thousands)	127.0	119.8
Wet distillers grains sold (tons, in thousands)	104.0	104.2
Average price of ethanol sold (per gallon)	$1.59	$1.46
Average price of dry distillers grains sold (per ton)	$98.79	$119.25
Average price of wet distillers grains sold (per ton)	$22.41	$37.57
Average corn cost (per bushel)	$3.67	$3.66

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Sales:   Net Sales were $100,887,000 for the three months ended March 31, 2010 compared to $97,494,000 for the three months ended March 31, 2009, an increase of $3,393,000 or 3.5%.  This increase was primarily attributable to an increase in ethanol revenues of $6,758,000, primarily due to an increase in the price of ethanol per gallon we received.  The increase was partially offset by a decrease in distillers grains revenue of $3,365,000, due to lower prices received for distillers grains.

Cost of goods sold and gross profit (loss):   The following table sets forth the components of cost of goods sold for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$70,510	$1.29	$72,030	$1.31
Natural gas	9,754	$0.18	7,617	$0.14
Denaturant	2,317	$0.04	1,488	$0.03
Electricity	3,123	$0.06	2,871	$0.05
Chemicals and enzymes	4,082	$0.07	5,172	$0.09
General operating expenses	9,417	$0.17	7,120	$0.13
Depreciation	6,381	$0.12	6,267	$0.11
Cost of goods sold	$105,584		$102,565

Cost of goods sold was $105,584,000 for the three months ended March 31, 2010 compared to $102,565,000 for the three months ended March 31, 2009, an increase of $3,019,000 or $2.9%.  The increase was primarily attributable to higher natural gas and general operating expense costs offset by lower costs for corn and chemicals and enzymes per gallon of ethanol.  The increase in natural gas cost was attributable to a higher price per mmbtu while the increase in general operating expenses resulted mostly from an increase in repairs and maintenance costs of $1,797,000.  The decrease in corn cost was attributable to an increase in yield, that is, the amount of ethanol we were able to produce per bushel of corn used.  The decrease in chemical and enzyme cost was a result of lower usage.

General and administrative expenses:   General and administrative expenses increased $389,000 or 14.7%, to $3,031,000 for the three months ended March 31, 2010, compared to $2,642,000 for the three months ended March 31, 2009.  The increase was primarily due to an increase in stock compensation expense of $396,000.

Other income (expense):  Interest expense was $2,698,000 for the three months ended March 31, 2010, compared to $3,501,000 for the three months ended March 31, 2009, a decrease of $803,000 or 22.9%.  The decrease was primarily attributable to a $719,000 decrease in the amount of interest paid on the Company’s interest rate swaps.  During the three months ended March 31, 2009, the Company paid $916,000 relating to two interest rate swaps, both of which were in effect for the entire quarter.  During the three months ended March 31, 2010, the Company paid $197,000 as only one swap remained in effect for the first two months of the quarter.

Noncontrolling Interest.   The net loss attributable to the noncontrolling interest decreased $1,196,000 to $2,272,000 for the three months ended March 31, 2010, compared to $3,468,000 for the three months ended March 31, 2009.  The decrease was attributable to the Company’s net loss decreasing from $11,178,000 for the three months ended March 31, 2009 to $10,426,000 for the three months ended March 31, 2010, as well as the decrease in the percentage ownership of the noncontrolling interest from 30.1% at March 31, 2009 to 21.3% at March 31, 2010.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three months ended March 31, 2010 and March 31, 2009 are summarized below (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash provided by (used in):
Operating activities	$11,873	$(6,752)
Investing activities	(1,467)	(10,802)
Financing activities	(399)	13,061
Net increase (decrease) in cash and equivalents	$10,007	$(4,493)

Cash used in operating activities. Net cash provided by operating activities was $11,873,000 for the three months ended March 31, 2010, compared to net cash used in operating activities of $6,752,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the amount was primarily comprised of a net loss of $10,426,000 which was offset by working capital sources of $14,981,000 and non-cash charges of $7,318,000, which were primarily depreciation and amortization. Working capital sources primarily related to decreases in accounts receivable and inventories and increases in accounts payable.  Accounts receivable balances were higher than normal at December 31, 2009 due to increased shipments in the second half of December 2009, for which collections had not yet been received while inventory balances were high at December 31, 2009 as a result of the Company increasing its corn inventory in the fourth quarter as we sought to take advantage of more favorable corn pricing during harvest season.  Accounts payable increased primarily due to an increase in outstanding payables related to corn purchases. For the three months ended March 31, 2009, the amount was primarily comprised of a net loss of $11,178,000, and working capital uses of $2,583,000, which were offset by non-cash charges of $7,009,000, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $1,467,000 for the three months ended March 31, 2010, compared to $10,802,000 for the three months ended March 31, 2009.  The net cash used in investing activities during the three months ended March 31, 2010 was for various capital expenditure projects at the plants.  The net cash used in investing activities during the three months ended March 31, 2009 was comprised of the payment of the construction retainage to TIC, the general contractor that constructed our two plants, which totaled $9,407,000, and $1,385,000 for various capital expenditures at the plants.

Cash provided by financing activities.   Net cash used in financing activities was $399,000 for the three months ended March 31, 2010, compared to net cash provided for financing activities of $13,061,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the amount was primarily comprised of $3,150,000 of borrowings under our term loan facility, which were offset by $3,150,000 in payments under our term loan facility, $100,000 in payments under our working capital facility, and $250,000 in payments of notes payable and capital leases.  For the three months ended March 31, 2009 the amount was primarily comprised of $2,000,000 of borrowings under our working capital facility and $12,514,000 in borrowings under our term loan (formerly construction) facility, which were partially offset by $1,233,000 in payments on the Subordinated Debt and $218,000 in payments of notes payable and capital leases.

Our principal sources of liquidity at March 31, 2010 consisted of cash and equivalents of $16,116,000, and available borrowings under our bank facilities of $6,003,000, consisting of commitments of $2,560,000 for working capital purposes and commitments of $3,443,000 for debt service purposes.

As noted elsewhere in this report, crush spreads narrowed during the quarter ending March 31, 2010, resulting in lower margins and decreased liquidity.  Our principal liquidity needs are expected to be funding our plant operations, funding capital expenditures, debt service requirements of our indebtedness, and general corporate purposes. Our DSRA Loan Commitment (described below) under our Senior Debt facility can only be utilized to fund principal and interest payments under the Senior Debt facility, and we expect to use this availability to meet our debt service requirements in the first half of 2010 unless operating margins improve.  Under an amendment to our corn supply agreement with Cargill, we may also extend payment terms for corn which would provide approximately another $7,000,000 in liquidity.  That amendment is scheduled to expire on September 1, 2010.

We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen.  In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or elect not to fund some of our planned capital expenditures.  In addition, in the event that we fully utilize our DSRA Loan Commitment availability, we may not be able to pay principal or interest on our debt.  This would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether.

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

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans.  The Operating Subsidiaries began making quarterly principal payments on September 30, 2009.  The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility.  As of March 31, 2010, there remained $3.4 million of availability under the DSRA Loan Commitment.   These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.4 million was outstanding as of March 31, 2010.  A portion of the working capital facility is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants, and may be drawn on and repaid at any time until maturity.  The working capital loans mature in September 2010, and as a result the entire outstanding amount of such loans was classified as current as of March 31, 2010.  With consent from two-thirds of the lenders, the maturity date of the working capital loans may be extended to September 2011.

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

Interest rates on each of the loans under the Senior Debt facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’s prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the borrowings at March 31, 2010 was 3.3%.

We are required to pay certain fees in connection with our Senior Debt facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the term loans and working capital loans and letter of credit fees.

Debt issuance fees and expenses of $8.5 million ($4.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through March 31, 2010. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

As of March 31, 2010, the Operating Subsidiaries had $211.8 million outstanding under the Senior Debt facility, which included $195.4 million of outstanding term loans and $16.4 million of outstanding working capital loans.  The amount of outstanding working capital loans does not include $1.0 million of undrawn letters of credit outstanding. The remaining availability on both loans is subject to the restrictions and covenants described above.

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

In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the subordinated debt agreement. Under the waiver and amendment, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC. As of March 31, 2010, the LLC had $20.6 million outstanding under its subordinated debt facility.

Debt issuance fees and expenses of $5.5 million ($1.3 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through March 31, 2010. Debt issuance costs associated with the subordinated debt have been deferred and are being amortized and expensed over the term of the agreement.

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

Tax increment financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The proceeds have been recorded as a liability which is reduced as the subsidiary of the LLC remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021.

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 as a portion of the note payments.

Letters of credit

As of March 31, 2010 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are issued by the lenders under our Senior Debt facility as part of the working capital facility.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether an impairment exists.  The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets.  In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur.  In the ethanol industry operating margins, and consequently undiscounted future cash flows, are primarily driven by commodity prices, in particular the price of corn, our principal production input, and the price of ethanol, our principal production output.  The difference in pricing between these two commodities is known as the “crush spread”.  In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment has occurred. See “Risk Factors – Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.”

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of March 31, 2010, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads.  As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From April 1, 2008 to March 31, 2010, the CBOT ethanol prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.94 per gallon in June 2008 and averaged $1.89 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain are sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $3.50 per bushel, we estimate that corn will represent approximately 72% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From April 1, 2008 to March 31, 2010 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $7.55 per bushel in June 2008 and averaged $4.35 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $3.50 per bushel and recent natural gas prices of $4.25 per Mmbtu, we estimate that natural gas will represent approximately 7% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From April 1, 2008 to March 31, 2010, the Nymex price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $13.58 per Mmbtu in July 2008 and averaged $6.13 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last nine months of 2010.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of March 31, 2010, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last nine months of 2010.

	Volume Requirements	Units	Price per Unit at March 31, 2010	Hypothetical Adverse Change in Price	Change in Nine months ended 12/31/10 Pre-tax Income
	(in millions)				(in millions)

Ethanol	167.6	Gallons	$1.55	10%	$(26.0)
Dry Distillers	0.4	Tons	$80.79	10%	$(3.2)
Wet Distillers	0.3	Tons	$17.32	10%	$(.5)
Corn	61.2	Bushels	$3.28	10%	$(20.1)
Natural Gas	5.0	Mmbtu	$4.13	10%	$(2.1)

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

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate.  As of March 31, 2010, we had borrowed $211.8 million under our Senior Debt facility.  A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $2,118,000 on our annual interest expense.

At March 31, 2010, we had $16.1 million of cash and equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The Company included in its Annual Report on Form 10-K for the year ended December 31, 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (See Part I, Item 1A “Risk Factors” in our Form 10-K).  The Risk Factors as included in our Form 10-K are updated by the risk factors described below.  You should carefully consider these risks, and the risks described in our Form 10-K, as well as other information contained in this Form 10-Q, including “Management’s discussion and analysis of financial condition and results of operations”.  Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations.  These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.   For example, from April 1, 2008 through March 31, 2010, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $7.55 per bushel, with an average price of $4.35 per bushel, while CBOT ethanol prices ranged from $1.40 to $2.94 per gallon, with an average price of $1.89 per gallon.  However, the volatility in corn prices and the volatility in ethanol prices are not correlated, and as a result, the crush spread fluctuated widely throughout 2009, ranging from $0.06 per gallon to $0.68 per gallon, and during the first quarter of 2010, ranging from $0.15 to $0.47. Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

  As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.  For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon.  However, as reported in the unaudited consolidated financial statements included elsewhere in this Report, we reported a net loss of $10.4 million in the first quarter of 2010, when crush spreads contracted significantly, averaging $0.32 per gallon. The crush spread averaged $0.23 per gallon during the month of April 2010. At these margins, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants.

Narrow commodity margins present a significant risk to our cash flows and liquidity.  We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cancel or otherwise limit some of our planned capital improvement projects.  In addition, in the event that we fully utilize our debt service reserve availability under our Senior Debt facility and expend all of our other sources of liquidity, we may not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

In connection with its year-end audit of our annual 2009 financial statements, our independent auditor expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2010, the Company's subsidiaries had $16.4 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business.

According to the Renewable Fuels Association (RFA), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 13.0 Bgpy at the end of 2009. The RFA estimates that, as of January 1, 2010, approximately 1.4 Bgpy of additional production capacity, an increase of approximately 11% over current production levels, is under construction at 11 new and existing facilities. Archer Daniels Midland Company, the second largest domestic ethanol producer, has announced plans to increase its production capacity by 300 Mmgy, or approximately 21% by the end of 2010.  In addition, the Energy Information Agency (EIA) of the U.S. Department of Energy recently estimated that, during the month of February 2010, the most recent month for which statistics were available, daily ethanol production in the U.S. reached an all-time high of 833,000 barrels per day, representing a 28.8% increase over the previous year.  This daily output would equate to an annualized output of approximately 12.8 bgpy.  As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs).  We believe that excess capacity may be one of the main reasons that ethanol prices have been depressed lately, relative to the price of unleaded gasoline.

Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of a decrease in general economic conditions, as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. According to preliminary data published by the EIA, motor fuel consumption in the United States, which includes ethanol blended with gasoline, declined to approximately 137.8 billion gallons in 2009 from 138.2 billion gallons the prior year.  Management believes that this decline in overall motor fuel consumption was the result of the severe economic recession recently experienced in the U.S., and has also contributed to the declining price of ethanol.

If there is excess capacity in our industry, and it continues to outstrip demand for a significant period of time, the market price of ethanol could remain at a level that is inadequate to generate sufficient cash flow to cover costs, which could result in an impairment charge, could have an adverse effect on our results of operations, cash flows and financial condition, and which could render us unable to make debt service payments and cause us to cease operating altogether.

The elimination of, or any significant reduction in, the blenders’ credit could have a material impact on our results of operations and financial position.

The cost of production of ethanol is made significantly more competitive with that of gasoline as a result of federal tax incentives.  The Volumetric Ethanol Excise Tax Credit, commonly referred to a the “blenders credit”, is a federal excise tax incentive program that allows gasoline distributors that blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. The original $0.51 per gallon credit was reduced to $0.45 per gallon beginning on January 1, 2009 and is scheduled to expire on December 31, 2010.  It is possible that the blenders’ credit will not be renewed beyond 2010 or will be renewed on different terms.  If the blenders’ credit is not renewed, or is renewed at a reduced rate, it may decrease the demand for ethanol, which is likely to result in lower prices for ethanol, or it may result in a decrease in the price that gasoline blenders and marketers are able to pay for ethanol.  In such event, there would likely be a material adverse affect on our results of operations, liquidity and financial condition.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007.

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009.

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

10.4
Written Terms of Employment dated March 9, 2010 between BioFuel Energy Corp. and Daniel J. Simon, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: May 14, 2010	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: May 14, 2010	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007.

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009.

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

10.4
Written Terms of Employment dated March 9, 2010 between BioFuel Energy Corp. and Daniel J. Simon, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for First Quarter of 2010