Form 10-Q
period 2010-06-30
BioFuel Energy Corp.
filed 2010-08-16
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding as of August 11, 2010: 25,463,853 exclusive of 809,606 shares held in treasury.

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

BioFuel Energy Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and equivalents	$12,290	$6,109
Accounts receivable	18,050	23,745
Inventories	13,515	20,885
Prepaid expenses	1,809	2,529
Other current assets	—	325
Total current assets	45,664	53,593
Property, plant and equipment, net	273,019	284,362
Debt issuance costs, net	5,729	6,472
Other assets	2,595	2,348
Total assets	$327,007	$346,775

Liabilities and equity
Current liabilities
Accounts payable	$7,776	$8,066
Current portion of long-term debt	29,823	30,174
Derivative financial instrument	—	315
Current portion of tax increment financing	338	318
Other current liabilities	3,649	1,957
Total current liabilities	41,586	40,830
Long-term debt, net of current portion	221,263	220,754
Tax increment financing, net of current portion	5,413	5,591
Other non-current liabilities	2,227	1,705
Total liabilities	270,489	268,880
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 26,273,459 shares outstanding at June 30, 2010 and 25,932,741 shares outstanding at December 31, 2009	262	259
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,111,985 shares outstanding at June 30, 2010 and 7,448,585 shares outstanding at December 31, 2009	71	74
Less common stock held in treasury, at cost, 809,606 shares at June 30, 2010 and December 31, 2009	(4,316)	(4,316)
Additional paid-in capital	137,988	137,037
Accumulated other comprehensive loss	—	(242)
Accumulated deficit	(78,136)	(60,577)
Total BioFuel Energy Corp. stockholders’ equity	55,869	72,235
Noncontrolling interest	649	5,660
Total equity	56,518	77,895
Total liabilities and equity	$327,007	$346,775

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$96,398	$106,464	$197,285	$203,958
Cost of goods sold	102,613	107,307	208,197	209,872
Gross loss	(6,215)	(843)	(10,912)	(5,914)
General and administrative expenses:
Compensation expense	1,667	1,580	3,546	3,084
Other	1,514	2,652	2,666	3,790
Operating loss	(9,396)	(5,075)	(17,124)	(12,788)
Other income (expense):
Interest income	—	27	—	61
Interest expense	(2,580)	(3,937)	(5,278)	(7,438)
Other non-operating expense	—	(3)	—	(1)
Loss before income taxes	(11,976)	(8,988)	(22,402)	(20,166)
Income tax provision (benefit)	—	—	—	—
Net loss	(11,976)	(8,988)	(22,402)	(20,166)
Less: Net loss attributable to the noncontrolling interest	2,571	2,454	4,843	5,922
Net loss attributable to BioFuel Energy Corp. common shareholders	$(9,405)	$(6,534)	$(17,559)	$(14,244)

Loss per share - basic and diluted attributable to BioFuel Energy Corp. common shareholders	$(0.37)	$(0.28)	$(0.69)	$(0.62)

Weighted average shares outstanding – basic and diluted	25,441	23,335	25,391	22,921

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statement of Changes in Equity
(in thousands, except share data)
(Unaudited)

								Accumulated
			Class B			Additional		Other
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2008	23,318,636	$233	10,082,248	$101	$(4,316)	$134,360	$(46,947)	$(2,741)	$14,069	$94,759

Stock based compensation	—	—	—	—	—	413	—	—	—	413
Exchange of Class B shares to common	2,633,663	27	(2,633,663)	(27)	—	2,263	—	(121)	(2,142)	—
Issuance of restricted stock, (net of forfeitures)	(19,558)	(1)	—	—	—	1	—	—	—	—
Comprehensive loss:	—
Hedging settlements	—	—	—	—	—	—	—	2,321	853	3,174
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	299	(1,048)	(749)
Net loss	—	—	—	—	—	—	(13,630)	—	(6,072)	(19,702)

Total comprehensive loss										(17,277)
Balance at December 31, 2009	25,932,741	259	7,448,585	74	(4,316)	137,037	(60,577)	(242)	5,660	77,895

Stock based compensation	—	—	—	—	—	710	—	—	—	710
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	(236)	—
Issuance of restricted stock, (net of forfeitures)	4,118	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	26	118
Net loss	—	—	—	—	—	—	(17,559)	—	(4,843)	(22,402)

Total comprehensive loss										(22,087)
Balance at June 30, 2010	26,273,459	$262	7,111,985	$71	$(4,316)	$137,988	$(78,136)	$—	$649	$56,518

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(22,402)	$(20,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation expense	710	217
Depreciation and amortization	14,044	13,960
Loss on disposal of assets	1,702	-
Changes in operating assets and liabilities:
Accounts receivable	5,695	(5,218)
Inventories	7,370	3,484
Prepaid expenses	720	754
Accounts payable	(121)	(3,981)
Other current liabilities	1,692	(1,508)
Other assets and liabilities	1,072	1,639
Net cash provided by (used in) operating activities	10,482	(10,819)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(3,899)	(11,757)
Purchase of certificates of deposit	-	(18)
Net cash used in investing activities	(3,899)	(11,775)

Cash flows from financing activities
Proceeds from issuance of debt	6,593	16,708
Repayment of debt	(6,400)	(1,233)
Proceeds from issuance of notes payable	-	74
Funding of debt service reserve	-	(3)
Repayment of notes payable and capital leases	(507)	(449)
Repayment of tax increment financing	(34)	(228)
Payment of debt issuance costs	(54)	—
Net cash provided by (used in) financing activities	(402)	14,869
Net increase (decrease) in cash and equivalents	6,181	(7,725)
Cash and equivalents, beginning of period	6,109	12,299

Cash and equivalents, end of period	$12,290	$4,574

Cash paid for taxes	$5	$11

Cash paid for interest	$3,975	$7,015

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$178	$116
Additions to property, plant and equipment financed with notes payable and capital lease	$-	$66

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Notes to Unaudited Consolidated Financial Statements

1.	Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain, through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual nameplate production capacity of approximately 230 Mmgy, based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in June 2008. At each location, Cargill, Incorporated, (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. We work closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, purchases the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities. Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may enter into these types of instruments in the future. However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future. See Note 8 for further discussion of derivative financial instruments.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company, organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At June 30, 2010, the Company owned 78.7% of the LLC membership units with the remaining 21.3% owned by the historical equity investors of the LLC. The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC as of June 30, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. During the six months ended June 30, 2010, unit holders exchanged 336,600 membership units in the LLC for common stock of the Company. LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at June 30, 2010 and December 31, 2009 was $334.1 million and $354.3 million, respectively, and such assets are collateral for the LLC’s obligations under our Senior Debt facility with a group of lenders (see Note 5 – Long-Term Debt). Our bank facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, we were profitable in the fourth quarter of 2009. However, as shown in the accompanying consolidated financial statements, the Company incurred net losses of $12.0 million and $22.4 million during the three and six months ended June 30, 2010, respectively, when crush spreads contracted significantly. At the margins we experienced during the three and six months ended June 30, 2010, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants. We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cease operations altogether. In addition, we have fully utilized our debt service reserve availability under our Senior Credit facility, and may expend all of our other available sources of liquidity, in which event we would not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

As shown in the accompanying consolidated financial statements, the Company has experienced declining liquidity and as of June 30, 2010 has $29.8 million of long-term debt due within the next year, including $16.4 million of outstanding working capital loans which mature in September 2010. If current operating conditions do not significantly improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations. Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding. Although we have commenced discussions with our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources. We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity. If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including possible impairment in the carrying value of our property, plant and equipment, or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At June 30, 2010, we had $12.3 million held at three financial institutions, which is in excess of FDIC insurance limits.

  Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of June 30, 2010 and December 31, 2009, Cargill was our only customer and no allowance was considered necessary.

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

During the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded sales to Cargill representing 100% of total net sales. As of June 30, 2010 and December 31, 2009, the LLC, through its subsidiaries, had receivables from Cargill of $18.0 million and $23.7 million, respectively, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three and six months ended June 30, 2010, corn purchases from Cargill totaled $67.3 million and $134.7 million, respectively. During the three and six months ended June 30, 2009, corn purchases from Cargill totaled $78.1 million and $148.7 million, respectively. As of June 30, 2010 and December 31, 2009, the LLC, through its subsidiaries, had payables to Cargill of $3.4 million and $2.1 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies, and chemicals and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$8,458	$12,292
Work in process	2,992	2,883
Finished goods	2,065	5,710
	$13,515	$20,885

Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at their fair value and are included in the accompanying balance sheets as “derivative financial instruments”. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of undesignated derivative instruments or derivatives that do not qualify for hedge accounting are recognized in current period operations. The Company designated its interest rate swap at December 31, 2009 as a cash flow hedge. The value of the interest rate swap was recorded on the balance sheet as a liability under derivative financial instruments, while the unrealized gain/loss on the change in the fair value has been recorded in other comprehensive income (loss). The statement of operations impact of these hedges is included in interest expense. See Note 8 for additional required disclosure.

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements. These costs are being amortized and expensed over the term of the related debt. Estimated future debt issuance cost amortization as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$750
2011	1,339
2012	1,294
2013	1,248
2014	973
Thereafter	125
Total	$5,729

  Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by commodity prices, in particular the price of corn, our principal production input, and the price of ethanol, our principal production output. The difference in pricing between these two commodities is known as the “crush spread”. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of the carrying value of its long-lived assets has occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of June 30, 2010, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded. If depressed crush spreads continue to persist for an extended period of time, due to continued negative industry factors, there would likely be an impairment of the Company’s long-lived assets.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest. The Company uses historical data to calculate the expected term for new stock-based grants.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment. At June 30, 2010, the Company had accrued asset retirement obligation liabilities of $136,000 and $171,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2009, the Company had accrued asset retirement obligation liabilities of $134,000 and $168,000 for its plants at Wood River and Fairmont, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company’s notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The fair value of the Company’s senior debt is approximately $160 million and is based on the anticipated interest rates the management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company is unable to determine a fair value of its subordinated debt and its note payable to Cargill due to the nature of the relationships between the parties and the Company. The derivative financial instruments are carried at fair value.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss	$(11,976)	$(8,988)	$(22,402)	$(20,166)
Hedging settlements	—	938	197	1,854
Change in derivative financial instrument fair value	—	(304)	118	(579)
Comprehensive loss	(11,976)	(8,354)	(22,087)	(18,891)
Comprehensive loss attributable to noncontrolling interest	2,571	2,295	4,775	6,397
Comprehensive loss attributable to BioFuel Energy Corp. common shareholders	$(9,405)	$(6,059)	$(17,312)	$(12,494)

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

3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30,	December 31,
	2010	2009

Land and land improvements	$19,639	$19,639
Construction in progress	193	2,449
Buildings and improvements	49,823	49,771
Machinery and equipment	246,156	242,191
Office furniture and equipment	6,088	6,075
	321,899	320,125
Accumulated depreciation	(48,880)	(35,763)
Property, plant and equipment, net	$273,019	$284,362

Depreciation expense related to property, plant and equipment was $6,683,000 and $13,371,000 for the three and six months ended June 30, 2010, respectively, and was $6,583,000 and $13,154,000 for the three and six months ended June 30, 2009, respectively.

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

For the three and six months ended June 30, 2010, 1,814,336 shares and 1,089,049 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period. For both the three and six months ended June 30, 2009, 304,075 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	25,440,674	23,334,633	25,391,291	22,920,852

Potentially dilutive common stock equivalents
Class B common shares	7,111,985	9,198,980	7,158,434	9,606,889
Restricted stock	17,795	34,456	21,358	51,545
	7,129,780	9,233,436	7,179,792	9,658,434

	32,570,454	32,568,069	32,571,083	32,579,286

Less anti-dilutive common stock equivalents	(7,129,780)	(9,233,436)	(7,179,792)	(9,658,434)

Weighted average common shares outstanding - diluted	25,440,674	23,334,633	25,391,291	22,920,852

5.	Long-Term Debt

The following table summarizes long-term debt (in thousands):

	June 30,	December 31,
	2010	2009
Term (formerly construction) loans	$195,680	$195,387
Subordinated debt	20,787	20,315
Working capital loans	16,400	16,500
Notes payable	15,709	16,196
Capital leases	2,510	2,530
	251,086	250,928
Less current portion	(29,823)	(30,174)
Long term portion	$221,263	$220,754

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

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity. The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders. At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans. The Operating Subsidiaries began making quarterly principal payments on September 30, 2009. The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility. The Operating Subsidiaries have drawn the entire $9.7 million of the DSRA Loan Commitment as of June 30, 2010. These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.4 million was outstanding as of June 30, 2010. A portion of the working capital facility is available to us in the form of letters of credit. The working capital facility matures on September 26, 2010, and as a result the entire outstanding amount of the working capital facility was classified as current as of June 30, 2010. With consent from two-thirds of the lenders, the maturity date of the working capital facility may be extended to September 26, 2011.

Interest rates on the Senior Debt facility (term loans and working capital loans) are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or BNP Paribas’ prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at June 30, 2010 was 3.4%.  Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

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

As of June 30, 2010, the Operating Subsidiaries had $212.1 million outstanding under the Senior Debt facility, which included $195.7 million of outstanding term loans and $16.4 million of outstanding working capital loans.  The amount of outstanding working capital loans does not include $1.0 million of undrawn letters of credit outstanding.  The remaining availability under the working capital loan facility is subject to compliance with the restrictions and covenants described above.

A quarterly commitment fee of 0.50% per annum on the unused portion of available Senior Debt facility is payable.  Debt issuance fees and expenses of $8.5 million ($4.4 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility at June 30, 2010.  These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

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

Debt issuance fees and expenses of $5.5 million ($1.3 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at June 30, 2010.  Debt issuance costs associated with the Subordinated Debt have been deferred and are being amortized and expensed over the term of the agreement.

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

As of June 30, 2010 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are issued by the lenders under our Senior Debt facility as part of the working capital facility.

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

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt.  The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000.  The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011.  In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility.  This note requires annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

The following table summarizes the aggregate maturities of our long term debt as of June 30, 2010 (in thousands):

Remainder of 2010	$23,267
2011	12,997
2012	12,705
2013	12,648
2014	151,631
Thereafter	37,838
Total	$251,086

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River.  Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 and $34,000 in the first half of 2010 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of June 30, 2010 (in thousands):

Remainder of 2010	$160
2011	343
2012	370
2013	399
2014	431
Thereafter	4,048
Total	$5,751

7.        Stockholders’ Equity

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through June 30, 2010, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.  As of June 30, 2010, there were no plans to repurchase any additional shares.

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

In September 2007, the LLC, through its subsidiary, entered into an interest rate swap for a two-year period that had been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $60.0 million principal with a fixed interest rate of 4.65%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 4.65% and the one-month LIBOR rate, which was reset every 30 days, was received or paid every 30 days in arrears.  The interest rate swap expired in September 2009, and therefore, there was no fair value for this swap on the consolidated balance sheet at December 31, 2009 or June 30, 2010.  The LLC, through its subsidiary, made payments under this swap arrangement for the three and six months ended June 30, 2009 totaling $641,000 and $1,271,000, respectively.

In March 2008, the LLC, through its subsidiary, entered into a second interest rate swap for a two-year period that had been designated as a hedge of cash flows related to the interest payments on the underlying debt.  The contract was for $50.0 million principal with a fixed interest rate of 2.766%, payable by the subsidiary and the variable interest rate, the one-month LIBOR, payable by the third party.  The difference between the subsidiary’s fixed rate of 2.766% and the one-month LIBOR rate, which was reset every 30 days, was received or paid every 30 days in arrears.  The interest rate swap expired in February 2010, and therefore, there is no fair value for this swap on the consolidated balance sheet at June 30, 2010.  The LLC, through its subsidiary, made payments under this swap arrangement for both the three and six months ended June 30, 2010 totaling $197,000 and for the three and six months ended June 30, 2009 totaling $297,000 and $583,000, respectively.

The effects of derivative instruments on our consolidated financial statements were as follows as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Values of Deriative Instruments

		Liability Derivatives
		Fair Value at
	Consolidated Balance Sheet Location	June 30, 2010	December 31, 2009

Derivative designated as hedging instrument:
Interest rate contract	Derivative financial instrument (current liabilities)	$-	$315

Effect of Derivative Instruments on the Consolidated Statement of Operations

		Three Months Ended		Six Months Ended
Consolidated Statements of Operations Location		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		gain (loss)	gain (loss)	gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net sales	$-	$-	$230	$-
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	-	(939)	(197)	(1,854)
	Net amount recognized in earnings	$-	$(939)	$33	$(1,854)

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

(in thousands)	June 30,	December 31,
Level 2	2010	2009
Financial Liabilities:
Interest rate contract	$—	$(315)
Total liabilities	$—	$(315)

Total net position	$—	$(315)

The fair value of our interest rate swap was derived from market data, primarily market rates for Eurodollar futures and adjusted for credit risk.

9.        Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company:

	Three Months Ended, June 30		Six Months Ended, June 30
(in thousands)	2010	2009	2010	2009
Stock options	$235	$80	$689	$126
Restricted stock	2	59	21	91
Total	$237	$139	$710	$217

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year vesting period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant.

During the three and six months ended June 30, 2010, the Company issued 25,000 and 763,932 stock options, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. During the three and six months ended June 30, 2009, the Company issued 30,000 stock options under the 2007 Plan to certain of our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three and six months ended June 30, 2010 and June 30, 2009. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.

The weighted average variables used in calculating fair value and the resulting compensation expense in the six months ended June 30, 2010 are as follows:

Expected stock price volatility	151.4%
Expected life (in years)	3.2
Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected forfeiture rate	28.0%
Weighted average grant date fair value	$2.28

A summary of the status of outstanding stock options at June 30, 2010 and the changes during the six months ended June 30, 2010 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2010	1,196,900	$4.00
Granted	763,932	2.74
Exercised	-	-
Forfeited	(96,496)	7.58
Options outstanding, June 30, 2010	1,864,336	$3.30	4.3	$15,000
Options vested or expected to vest at June 30, 2010	1,211,221	$3.45	4.2	$15,000	$1,859,586
Options exercisable, June 30, 2010	303,338	$4.71	3.4	$15,000

Restricted Stock - During the three and six months ended June 30, 2010, the Company granted 12,500 shares to its non-employee Directors under the 2007 Plan. During the three and six months ended June 30, 2009, the Company granted 15,000 shares to its non-employee Directors under the 2007 Plan.

A summary of the restricted stock activity during the six months ended June 30, 2010 is as follows:

		Weighted
		Average		Unrecognized
		Grant Date	Aggregate	Remaining
		Fair Value	Intrinsic	Compensation
	Shares	per Award	Value	Expense
Restricted stock outstanding, January 1, 2010	24,962	$4.63
Granted	12,500	1.72
Vested	(17,040)	1.90
Cancelled or expired	(5,882)	10.50
Restricted stock outstanding, June 30, 2010	14,540	$2.95	$19,338
Restricted stock expected to vest at June 30, 2010	9,885	$2.91	$13,148	$27,124

The remaining unrecognized option and restricted stock expense will be recognized over 2.3 and 0.9 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, net of forfeitures, the Company had 1,037,720 shares of common stock available for future grant under our 2007 Plan at June 30, 2010.

10.        Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and six months ended June 30, 2010 and June 30, 2009.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended,		Six Months Ended,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	June 30,	December 31,
	2010	2009
Deferred tax assets:
Capitalized start up costs	$3,981	$4,216
Net unrealized loss on derivatives	-	36
Stock options	316	179
Net operating loss carryover	56,451	48,879
Other	32	33
Deferred tax asset	60,780	53,343
Valuation allowance	(30,624)	(24,130)

Deferred tax liabilities:
Property, plant and equipment	(30,156)	(29,213)
Deferred tax liabilities	(30,156)	(29,213)

Net deferred tax asset	$—	$—

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

As of June 30, 2010, the net operating loss carryforward is $150 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.         Employee Benefit Plan

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary.  Prior to January 1, 2010, contributions to the plan by the LLC were discretionary and were made on an annual basis at year end.  Effective January 1, 2010, the LLC began matching up to 3% of eligible employee contributions on a biweekly basis.  For the three and six months ended June 30, 2010, contributions to the plan by the LLC totaled $54,000 and $131,000, respectively. For the three and six months ended June 30, 2009 there were no contributions to the plan by the LLC.

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

Future minimum operating lease payments at June 30, 2010 are as follows (in thousands):

Remainder of 2010	$5,192
2011	10,461
2012	10,036
2013	9,496
2014	9,276
Thereafter	49,580
Total	$94,041

Rent expense recorded for the three and six months ended June 30, 2010 totaled $2,196,000 and $4,586,000, respectively. Rent expense recorded for the three and six months ended June 30, 2009 totaled $2,287,000 and $4,714,000, respectively.

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

Subsidiaries of the LLC entered into engineering, procurement and construction contracts with The Industrial Company — Wyoming (“TIC”) for the construction of the Wood River and Fairmont plants.  In March 2010, the subsidiaries of the LLC entered into warranty settlement agreements with TIC which settled all remaining warranty obligations of TIC.  In exchange for the subsidiaries of the LLC agreeing to release TIC from any and all present and future warranty obligations, TIC agreed to pay $600,000 for each plant to a vendor that fabricated replacement equipment for each plant in the second quarter of 2010..

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

At June 30, 2010, the LLC, through its subsidiaries, had contracted to purchase 11,104,000 bushels of corn to be delivered between July 2010 and July 2011 at our Fairmont location, and 12,219,000 bushels of corn to be delivered between July 2010 and June 2011 at our Wood River location.  These purchase commitments represent 25% and 30% of the projected corn requirements during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  At June 30, 2010, the LLC, through its subsidiaries, had contracted for future ethanol deliveries valued at $5.8 million between July 2010 and December 2010 for each of our plants.  These sales commitments represent 7% of the projected ethanol sales during the period at each plant.  These normal purchase and sale commitments are not marked to market or recorded in the consolidated balance sheet.

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

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896

LLC Membership Units and Class B common shares exchanged in 2007	(561,210)

LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)

LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)

LLC Membership Units and Class B common shares exchanged in the six months ended June 30, 2010	(336,600)

Remaining LLC Membership Units and Class B common shares at June 30, 2010	7,111,985

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At June 30, 2010, the Company owned 78.7% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp.’s common shareholders for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s common shareholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended, June 30		Six Months Ended, June 30
	2010	2009	2010	2009

Net income (loss) attributable to BioFuel Energy Corp.	$(9,405)	$(6,534)	$(17,559)	$(14,244)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	-	1,480	236	1,794
Net transfers (to) from noncontrolling interest	-	1,480	236	1,794
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(9,405)	$(5,054)	$(17,323)	$(12,450)

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

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. In late June 2008, we commenced start-up of commercial operations and began to produce ethanol at both of our plants, each having a nameplate capacity of approximately 115 million gallons per year (“Mmgy”), based on the maximum amount of permitted denaturant.  We work closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  At each location, Cargill, has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them.  Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

Going Concern and Liquidity Considerations

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.  As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.   For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon, based on the Chicago Board of Trade (CBOT) prices for ethanol and corn. However, as reported in the unaudited consolidated financial statements included elsewhere in this report, we reported  net losses of $12.0 million and $22.4 million during the three and six months ended June 30, 2010, respectively.  During each of these periods, crush spreads contracted significantly, averaging $0.24 and $0.28 per gallon based on CBOT prices during the three and six months ended June 30, 2010, respectively. The crush spread averaged $0.19 per gallon, based on CBOT prices, during the month of July 2010. Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

At the margins we experienced during the six months ended June 30, 2010, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants. We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cease operations altogether.  In addition, we have fully utilized our debt service reserve availability under our Senior Credit facility, and may expend all of our other available sources of liquidity, in which event we would not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to seek relief through a filing under the U.S. Bankruptcy Code.  See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”  We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.   See “Risk Factors—Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.”

As of June 30, 2010, the Company's subsidiaries had $29.8 million of long-term debt due within the next year, including $16.4 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not significantly improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we have commenced discussions with our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Basis for Consolidation

At June 30, 2010, the Company owned 78.7% of the LLC and the remainder was owned by our founders and some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 21.3% holders is reported as noncontrolling interest in our consolidated statements of operations.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC as of June 30, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  As of December 31, 2009, the unit holders owned 7,448,585 membership units, or 22.9% of the membership units in the LLC.  During the six months ended June 30, 2010, unit holders exchanged 336,600 membership units in the LLC, (together with the corresponding shares of Class B common stock) for shares of our common stock, substantially all of which are eligible for sale under Rule 144 promulgated under the Securities Act of 1933 upon lapse of a six-month holding period.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 30, 2010 and June 30, 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended						Six Months Ended
	June 30, 2010			June 30, 2009			June 30, 2010		June 30, 2009
	(unaudited)						(unaudited)
	(dollars in thousands)						(dollars in thousands)
Net sales	$96,398	100.0%		$106,464	100.0%		$197,285	100.0%	$203,958	100.0%
Cost of goods sold	102,613	106.4		107,307	100.8		208,197	105.5	209,872	102.9
Gross loss	(6,215)	(6.4)		(843)	(0.8)		(10,912)	(5.5)	(5,914)	(2.9)
General and administrative expenses	3,181	3.3		4,232	4.0		6,212	3.1	6,874	3.4
Operating loss	(9,396)	(9.7)		(5,075)	(4.8)		(17,124)	(8.6)	(12,788)	(6.3)
Other expense	(2,580)	(2.7)		(3,913)	(3.6)		(5,278)	(2.7)	(7,378)	(3.6)
Net loss	(11,976)	(12.4)		(8,988)	(8.4)		(22,402)	(11.3)	(20,166)	(9.9)
Less: Net loss attributable to the noncontrolling interest	2,571	2.6		2,454	2.3		4,843	2.4	5,922	2.9
Net loss attributable to BioFuel Energy Corp. common shareholders	$(9,405)	(9.8	) %	$(6,534)	(6.1	) %	$(17,559)	(8.9)%	$(14,244)	(7.0)%

The following table sets forth key operational data for the three and six months ended June 30, 2010 and June 30, 2009 that we believe are important indicators of our results of operations:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol sold (gallons, in thousands)	56,715	55,950	111,548	111,011
Dry distillers grains sold (tons, in thousands)	119.1	123.7	246.1	243.5
Wet distillers grains sold (tons, in thousands)	96.9	94.6	200.8	198.8
Average price of ethanol sold (per gallon)	$1.49	$1.59	$1.54	$1.53
Average price of dry distillers grains sold (per ton)	$91.34	$119.76	$95.19	$119.51
Average price of wet distillers grains sold (per ton)	$23.59	$40.81	$22.98	$39.11
Average corn cost (per bushel)	$3.48	$3.99	$3.58	$3.83

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Sales:   Net Sales were $96,398,000 for the three months ended June 30, 2010 compared to $106,464,000 for the three months ended June 30, 2009, a decrease of $10,066,000 or 9.5%.  This decrease was attributable to a decrease in ethanol revenues of $4,494,000 and a decrease in distillers grains revenue of $5,572,000.  The decreases in both ethanol revenue and distillers grains revenue was primarily due to a decrease in the per unit price we received for each product as a result of declines in their respective market prices.

Cost of goods sold and gross loss:   The following table sets forth the components of cost of goods sold for the three months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$70,324	$1.24	$79,476	$1.43
Natural gas	7,465	$0.13	5,517	$0.10
Denaturant	2,214	$0.04	1,629	$0.03
Electricity	3,334	$0.06	3,122	$0.06
Chemicals and enzymes	3,892	$0.07	3,978	$0.07
General operating expenses	9,001	$0.16	7,303	$0.13
Depreciation	6,383	$0.11	6,282	$0.11
Cost of goods sold	$102,613		$107,307

Cost of goods sold was $102,613,000 for the three months ended June 30, 2010 compared to $107,307,000 for the three months ended June 30, 2009, a decrease of $4,694,000 or 4.4%.  The decrease was primarily attributable to a $9,152,000 reduction in the cost of corn, offset in part by higher natural gas and general operating expense costs. The decrease in corn cost was attributable to both an increase in yield, that is, in the amount of ethanol we were able to produce per bushel of corn used, and a decrease in the price per bushel paid for corn. The increase in natural gas cost was attributable to a higher price per Mmbtu while the increase in general operating expenses resulted mostly from an increase in repairs and maintenance costs of $1,170,000.

General and administrative expenses:   General and administrative expenses decreased $1,051,000 or 24.8%, to $3,181,000 for the three months ended June 30, 2010, compared to $4,232,000 for the three months ended June 30, 2009.  The decrease was primarily due to $1,649,000 of legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion, which were incurred during the three months ended June 30, 2009.  No such costs were incurred during the three months ended June 30, 2010.

Other income (expense):  Interest expense was $2,580,000 for the three months ended June 30, 2010, compared to $3,937,000 for the three months ended June 30, 2009, a decrease of $1,357,000 or 34.5%.  During the three months ended June 30, 2009, the Company paid $938,000 relating to two interest rate swaps, both of which were in effect for the entire quarter.  These interest rate swaps were not in effect during the three months ended June 30, 2010. The remainder of the decrease was primarily attributable to a $350,000 decrease in interest on the Senior Debt facility as a result of the higher default interest rate the Company was required to pay for the month of June 2009, which was not in effect during the three months ended June 30, 2010.

Noncontrolling Interest:   The net loss attributable to the noncontrolling interest increased $117,000 to $2,571,000 for the three months ended June 30, 2010, compared to $2,454,000 for the three months ended June 30, 2009.  The increase was attributable to the Company’s net loss increasing from $8,988,000 for the three months ended June 30, 2009 to $11,976,000 for the three months ended June 30, 2010, which was offset by a decrease in the percentage ownership of the noncontrolling interest from 25.0% at June 30, 2009 to 21.3% at June 30, 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Sales:   Net Sales were $197,285,000 for the six months ended June 30, 2010 compared to $203,958,000 for the six months ended June 30, 2009, a decrease of $6,673,000 or 3.3%.  This decrease was attributable to a decrease in distillers grains revenues of $8,707,000, which was partially offset by an increase in ethanol revenues of $2,034,000.  The decrease in distillers grains revenue was primarily due to a decrease in the per unit price we received while the increase in ethanol revenue was primarily due to an increase in the number of gallons sold.

Cost of goods sold and gross loss:   The following table sets forth the components of cost of goods sold for the six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended June 30,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$140,856	$1.26	$151,280	$1.36
Natural gas	17,219	$0.15	13,134	$0.12
Denaturant	4,531	$0.04	3,116	$0.03
Electricity	6,457	$0.06	5,993	$0.05
Chemicals and enzymes	7,974	$0.07	9,149	$0.08
General operating expenses	18,395	$0.16	14,650	$0.13
Depreciation	12,765	$0.11	12,550	$0.11
Cost of goods sold	$208,197		$209,872

Cost of goods sold was $208,197,000 for the six months ended June 30, 2010 compared to $209,872,000 for the six months ended June 30, 2009, a decrease of $1,675,000 or 0.8%.  The decrease was primarily attributable to a $10,424,000 reduction in the cost of corn and lower costs per gallon for chemicals and enzymes, offset in part by higher natural gas, denaturant, and general operating expense costs. The decrease in corn cost was attributable to both an increase in yield, that is, in the amount of ethanol we were able to produce per bushel of corn used, and a decrease in the price per bushel paid for corn.  The decrease in chemical and enzyme cost was a result of lower usage due to more efficient operations.  The increase in natural gas and denaturant cost was attributable to a higher price per unit while the increase in general operating expenses resulted mostly from an increase in repairs and maintenance costs of $2,961,000.

General and administrative expenses:   General and administrative expenses decreased $662,000 or 9.6%, to $6,212,000 for the six months ended June 30, 2010, compared to $6,874,000 for the six months ended June 30, 2009.  The decrease was primarily due to a decrease in legal and financial advisory expenses of $1,649,000, partially offset by an increase in share based compensation expense of $493,000.  The legal and financial advisory expenses incurred during the six months ended June 30, 2009 primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion.  No such costs were incurred during the six months ended June 30, 2010.

Other income (expense):  Interest expense was $5,278,000 for the six months ended June 30, 2010, compared to $7,438,000 for the six months ended June 30, 2009, a decrease of $2,160,000 or 29.0%.  During the six months ended June 30, 2009, the Company paid $1,854,000 relating to two interest rate swaps, both of which were in effect for the entire period.  During the six months ended June 30, 2010, the Company paid $197,000 as only one swap remained in effect for the first two months of the period.  The remaining decrease was primarily attributable to a $350,000 decrease as a result of the higher default interest rate the Company was required to pay on the Senior Debt facility for the month of June 2009, which was not in effect during the six months ended June 30, 2010.

Noncontrolling Interest.   The net loss attributable to the noncontrolling interest decreased $1,079,000 to $4,843,000 for the six months ended June 30, 2010, compared to $5,922,000 for the six months ended June 30, 2009.  The decrease was attributable to a decrease in the percentage ownership of the noncontrolling interest during those periods, which was offset by the Company’s net loss increasing from $20,166,000 for the six months ended June 30, 2009 to $22,402,000 for the six months ended June 30, 2010.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the six months ended June 30, 2010 and June 30, 2009 are summarized below (in thousands):

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash provided by (used in):
Operating activities	$10,482	$(10,819)
Investing activities	(3,899)	(11,775)
Financing activities	(402)	14,869
Net increase (decrease) in cash and equivalents	$6,181	$(7,725)

Cash provided by (used in) operating activities. Net cash provided by operating activities was $10,482,000 for the six months ended June 30, 2010, compared to net cash used in operating activities of $10,819,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the amount was primarily comprised of a net loss of $22,402,000 which was offset by working capital sources of $16,428,000 and non-cash charges of $16,456,000, which were primarily depreciation and amortization. Working capital sources primarily related to decreases in accounts receivable and inventories.  Accounts receivable balances were higher than normal at December 31, 2009 due to increased shipments in the second half of December 2009, for which collections had not yet been received while inventory balances were high at December 31, 2009 as a result of the Company increasing its corn inventory in the fourth quarter as we sought to take advantage of more favorable corn pricing during harvest season.  For the six months ended June 30, 2009, the amount was primarily comprised of a net loss of $20,166,000, and working capital uses of $4,830,000, which were offset by non-cash charges of $14,177,000, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $3,899,000 for the six months ended June 30, 2010, compared to $11,775,000 for the six months ended June 30, 2009.  The net cash used in investing activities during the six months ended June 30, 2010 was for various capital expenditure projects at the plants.  The net cash used in investing activities during the six months ended June 30, 2009 was comprised of the payment of the construction retainage to TIC, the general contractor that constructed our two plants, which totaled $9,407,000, and $2,368,000 for various capital expenditures at the plants.

Cash provided by (used in) financing activities.   Net cash used in financing activities was $402,000 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $14,869,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the amount was primarily comprised of $6,593,000 of borrowings under our term loan facility, which were offset by $6,300,000 in payments under our term loan facility, $100,000 in payments under our working capital facility, and $507,000 in payments of notes payable and capital leases.  For the six months ended June 30, 2009 the amount was primarily comprised of $3,000,000 of borrowings under our working capital facility and $13,708,000 in borrowings under our term loan (formerly construction) facility, which were partially offset by $1,233,000 in payments on the Subordinated Debt and $449,000 in payments of notes payable and capital leases.

Our principal sources of liquidity at June 30, 2010 consisted of cash and equivalents of $12,290,000, and available borrowings under our working capital facility of $2,560,000.  Under an amendment to our corn supply agreement with Cargill, we may also extend payment terms for corn which would provide approximately another $7,000,000 in liquidity.  That amendment is scheduled to expire on September 1, 2010.

As noted elsewhere in this report, crush spreads narrowed during the three and six months ending June 30, 2010, resulting in lower margins and decreased liquidity.  Our principal liquidity needs are expected to be funding our plant operations, funding capital expenditures, debt service requirements of our indebtedness, and general corporate purposes.   We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen.  In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail or cease operations at our plants.  In addition, we have fully utilized our debt service reserve availability under our Senior Debt facility and may not be able to pay principal or interest on our debt.  This would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether.

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

The Operating Subsidiaries received a Notice of Default from the lenders, dated May 22, 2009, asserting that a “material adverse effect” had occurred due to the Company’s lack of liquidity.  The Company disagreed with the lenders’ assertion that a material adverse effect had occurred and, effective September 29, 2009, the Operating Subsidiaries entered into a Waiver and Amendment to the Senior Debt facility which converted the two construction loans to two term loans and waived all defaults previously asserted by the lenders.  At conversion, the Waiver and Amendment to the Senior Debt facility provided for $198.6 million of total funded debt under the term loans.  The Operating Subsidiaries began making quarterly principal payments on September 30, 2009.  The Waiver and Amendment to the Senior Debt facility also provided for up to $9.7 million in additional loans (the “DSRA Loan Commitment”) to make future principal and interest payments under the Senior Debt facility.  The Operating Subsidiaries have drawn the entire $9.7 million of the DSRA Loan Commitment as of June 30, 2010.   These term loans mature in September 2014.

The Senior Debt facility also includes a working capital facility of up to $20.0 million, of which $16.4 million was outstanding as of June 30, 2010.  A portion of the working capital facility is available to us in the form of letters of credit. The working capital loans are available to pay certain operating expenses of the plants, and may be drawn on and repaid at any time until maturity.  The working capital loans mature in September 2010, and as a result the entire outstanding amount of such loans was classified as current as of June 30, 2010.  With consent from two-thirds of the lenders, the maturity date of the working capital loans may be extended to September 2011.

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

Interest rates on each of the loans under the Senior Debt facility will be, at our option, (a) a base rate equal to the higher of (i) the federal funds effective rate plus 0.5% or (ii) BNP Paribas’ prime rate, in each case, plus 2.0% or (b) a Eurodollar rate equal to LIBOR adjusted for reserve requirements plus 3.0%. Interest periods for loans based on a Eurodollar rate will be, at our option, one, three or six months, or, if available, nine or twelve months. Accrued interest is due quarterly in arrears for base rate loans, on the last date of each interest period for Eurodollar loans with interest periods of one or three months, and at three month intervals for Eurodollar loans with interest periods in excess of three months. Overdue amounts bear additional interest at a default rate of 2.0%. The average interest rate in effect on the borrowings at June 30, 2010 was 3.4%.

We are required to pay certain fees in connection with our Senior Debt facility, including a commitment fee equal to 0.50% per annum on the daily average unused portion of the working capital loans and letter of credit fees.

Debt issuance fees and expenses of $8.5 million ($4.4 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through June 30, 2010. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

As of June 30, 2010, the Operating Subsidiaries had $212.1 million outstanding under the Senior Debt facility, which included $195.7 million of outstanding term loans and $16.4 million of outstanding working capital loans.  The amount of outstanding working capital loans does not include $1.0 million of undrawn letters of credit outstanding. The remaining availability under the working capital loan facility is subject to compliance with the restrictions and covenants described above.

Subordinated Debt agreement

The LLC is the borrower of subordinated debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, both of which are related parties. All $50.0 million that was available under the subordinated debt agreement was borrowed in the first six months of 2007 to fund the development and construction of our plants and for general corporate purposes. During the third quarter of 2007, the Company retired $30.0 million of its subordinated debt with a portion of the initial public offering proceeds.  Interest up until December 1, 2008 on the subordinated debt was payable quarterly in arrears at a 15.0% annual rate. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the subordinated debt may not be re-borrowed. The subordinated debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility. A default under our Senior Debt facility would also constitute a default under our subordinated debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

In January 2009, the LLC and the subordinated debt lenders entered into a waiver and amendment agreement to the subordinated debt agreement. Under the waiver and amendment, interest on the subordinated debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the subordinated debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC. As of June 30, 2010, the LLC had $20.8 million outstanding under its subordinated debt facility.

Debt issuance fees and expenses of $5.5 million ($1.3 million, net of accumulated amortization) have been incurred in connection with the subordinated debt through June 30, 2010. Debt issuance costs associated with the subordinated debt have been deferred and are being amortized and expensed over the term of the agreement.

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites. The subsidiaries of the LLC that constructed the plants entered into finance agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 and $34,000 in the first half of 2010 as a portion of the note payments.

Letters of credit

As of June 30, 2010 the Company has three letters of credit outstanding which total $1,040,000.  These letters of credit have been provided as collateral to the natural gas provider at the Fairmont plant and the electrical service providers at both the Fairmont and Wood River plants, and are issued by the lenders under our Senior Debt facility as part of the working capital facility.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired.  The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets.  In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur.  In the ethanol industry operating margins, and consequently undiscounted future cash flows, are primarily driven by commodity prices, in particular the price of corn, our principal production input, and the price of ethanol, our principal production output.  The difference in pricing between these two commodities is known as the “crush spread”.  In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of the carrying value of its long-lives assets has occurred. See “Risk Factors – Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.”

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of June 30, 2010, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads.  As a result of this impairment evaluation, it was determined that the future cash flows from the assets exceeded the current carrying values, and therefore, no further analysis was necessary and no impairment was recorded. If depressed crush spreads continue to persist for an extended period of time, due to continued negative industry factors, there would likely be an impairment of the Company’s long-lived assets.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From July 1, 2008 to June 30, 2010, the CBOT ethanol prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.86 per gallon in July 2008 and averaged $1.77 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $3.75 per bushel, we estimate that corn will represent approximately 73% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From July 1, 2008 to June 30, 2010 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $7.49 per bushel in July 2008 and averaged $3.99 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $3.75 per bushel and recent natural gas prices of $4.75 per Mmbtu, we estimate that natural gas will represent approximately 9% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From July 1, 2008 to June 30, 2010, the Nymex price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $13.58 per Mmbtu in July 2008 and averaged $5.21 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last six months of 2010.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of June 30, 2010, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last six months of 2010.

	Volume Requirements	Units	Price per Unit at June 30, 2010	Hypothetical Adverse Change in Price	Change in Six months ended 12/31/10 Pre-tax Income
	(in millions)				(in millions)

Ethanol	112.9	Gallons	$1.53	10%	$(17.3)
Dry Distillers	0.3	Tons	$76.56	10%	$(2.3)
Wet Distillers	0.2	Tons	$19.00	10%	$(0.4)
Corn	41.2	Bushels	$3.41	10%	$(14.0)
Natural Gas	3.4	Mmbtu	$4.81	10%	$(1.6)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate.  As of June 30, 2010, we had borrowed $212.1 million under our Senior Debt facility.  A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $2,121,000 on our annual interest expense.

At June 30, 2010, we had $12.3 million of cash and equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.   For example, from July 1, 2008 through June 30, 2010, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $7.49 per bushel, with an average price of $3.99 per bushel, while CBOT ethanol prices ranged from $1.40 to $2.86 per gallon, with an average price of $1.77 per gallon.  However, the volatility in corn prices and the volatility in ethanol prices are not correlated, and as a result, the crush spread fluctuated widely throughout 2009, ranging from $0.06 per gallon to $0.68 per gallon, and during the first half of 2010, ranging from $0.15 to $0.47. Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future. In addition, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated.

As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.  For example, we were profitable in the fourth quarter of 2009, when crush spreads averaged $0.49 per gallon.  However, as reported in the unaudited consolidated financial statements included elsewhere in this Report, we reported  net losses of $12.0 million and $22.4 million during the three and six months ended June 30, 2010, respectively.  During each of these periods, crush spreads contracted significantly, averaging $0.24 and $0.28 per gallon during the three and six months ended June 30, 2010, respectively. The crush spread averaged $0.19 per gallon during the month of July 2010. At these margins, we will not be able to generate sufficient cash flow from operations to both service our debt and operate our plants.

Narrow commodity margins present a significant risk to our cash flows and liquidity.  We cannot predict when or if crush spreads will narrow further or if the current narrow margins will improve or continue. In the event crush spreads narrow further, or remain at current levels for an extended period of time, we may choose to curtail operations at our plants or cease operations altogether.  In addition, we have fully utilized our debt service reserve availability under our Senior Debt facility and we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt, which would lead to an event of default under our bank agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

The pending maturity of our working capital facility, unless extended, raises substantial doubt about our ability to continue as a going concern.

In connection with its year-end audit of our annual 2009 financial statements, our independent auditor expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2010, the Company's subsidiaries had $29.8 million of long-term debt due within the next year, including $16.4 million of outstanding working capital loans, which mature in September 2010, and, if current operating conditions do not significantly improve, the Company is unlikely to have sufficient liquidity to both repay these loans when they become due and maintain its operations.  Our failure to repay the outstanding amounts under our working capital loans would result in an event of default under our Senior Debt facility and a cross-default under our subordinated debt agreement, and would allow both the senior lenders and the subordinated lenders to accelerate repayment of amounts outstanding.  Although we intend to seek the consent of our lenders to extend the maturity of the working capital loans, we have no assurance that they will do so. If we are unable to generate sufficient cash flow from operations to repay the working capital loans, we may seek new capital from other sources.  We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity.  If we are unable to obtain the requisite consent from our lenders, raise additional capital or generate sufficient cash flow from our operations to repay the working capital loans, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business.

According to the Renewable Fuels Association (RFA), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 13.0 Bgpy at the end of 2009. The RFA estimates that, as of January 1, 2010, approximately 1.4 Bgpy of additional production capacity, an increase of approximately 11% over current production levels, is under construction at 11 new and existing facilities.  In July 2010, Archer Daniels Midland Company, the second largest domestic ethanol producer, announced the start-up of operations at a new plant representing expanded capacity of 300 Mmgy.  In addition, the Energy Information Agency (EIA) of the U.S. Department of Energy recently estimated that, during the month of May 2010, the most recent month for which statistics were available, daily ethanol production in the U.S. was 847,000 barrels per day, which would equate to an annualized output of approximately 13.0 bgy, matching the all-time high output in March 2010.  As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs).  We believe that excess capacity may be one of the main reasons that ethanol prices have been depressed lately, relative to the price of unleaded gasoline.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. Some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns. We may not be  in compliance with these laws, regulations or permits at all times or we may not have all permits required to operate our business. We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

During the start-up and initial operation of our two plants, we have occasionally failed to meet all of the parameters of our air and water discharge permits.  We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests have indicated that we are operating within our permitted limits.  We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues.  In Nebraska, we have not been subject to any enforcement action.  In Minnesota, we are in the process of resolving all of our outstanding enforcement issues through a Stipulated Agreement with the state, which we expect will require payment of an immaterial fine. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states.  Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expire on July 31, 2011.  As part of the Stipulated Agreement with the state of Minnesota, we expect that we will be required to implement further upgrades to our water treatment system in Fairmont and to implement additional alternative technologies to allow us to meet the water quality standards.  In the event these technologies prove to be infeasible, we expect that we would be required to implement alternative discharge solutions, such as a pipeline to a larger, more remote receiving stream.  Each of these undertakings would require significant expenditures which we expect will represent a significant portion of our capital improvement budgets in Fairmont in 2011 and 2012.  However, we have no assurances at this time that we will be able to meet the timelines for implementing the proposed solutions or, if we are able to identify a solution, that the necessary equipment, technology or construction will not be prohibitively expensive or economically feasible.  Failure to meet the water quality standards on or after the July 31, 2011 expiration date, or as otherwise set forth in the Stipulated Agreement, when finalized, may result in additional enforcement actions, including substantial fines, and may result in legal actions by private parties, any one or combination of which could have a material adverse affect on our financial condition.

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

10.1
Waiver and Amendment dated September 29, 2009, pursuant to that certain Credit Agreement, dated as of September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, and Pioneer Trail Energy, LLC (collectively, as "Borrowers "), BFE Operating Company, LLC as Borrowers’ Agent, the Lenders party thereto, BNP Paribas, as Administrative Agent and Arranger, and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.

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

10.4
Executive Severance, Release and Waiver Agreement dated as of June 30, 2010 between BioFuel Energy Corp. and Daniel J. Simon, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Second Quarter of 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: August 16, 2010	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: August 16, 2010	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007.

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009.

10.1
Waiver and Amendment dated September 29, 2009, pursuant to that certain Credit Agreement, dated as of September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, and Pioneer Trail Energy, LLC (collectively, as "Borrowers "), BFE Operating Company, LLC as Borrowers’ Agent, the Lenders party thereto, BNP Paribas, as Administrative Agent and Arranger, and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.

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

10.4
Executive Severance, Release and Waiver Agreement dated as of June 30, 2010 between BioFuel Energy Corp. and Daniel J. Simon, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Second Quarter of 2010