Form 10-Q
period 2010-09-30
BioFuel Energy Corp.
filed 2010-11-12
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Number of shares of common stock outstanding as of November 8, 2010: 25,465,728 exclusive of 809,606 shares held in treasury.

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

BioFuel Energy Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and equivalents	$10,895	$6,109
Accounts receivable	21,442	23,745
Inventories	19,159	20,885
Prepaid expenses	1,937	2,529
Other current assets	1,995	325
Total current assets	55,428	53,593
Property, plant and equipment, net	266,364	284,362
Debt issuance costs, net	5,320	6,472
Other assets	2,591	2,348
Total assets	$329,703	$346,775

Liabilities and equity
Current liabilities
Accounts payable	$10,511	$8,066
Current portion of long-term debt	32,635	30,174
Derivative financial instrument	—	315
Current portion of tax increment financing	338	318
Other current liabilities	2,944	1,957
Total current liabilities	46,428	40,830
Long-term debt, net of current portion	218,377	220,754
Tax increment financing, net of current portion	5,527	5,591
Other non-current liabilities	4,277	1,705
Total liabilities	274,609	268,880
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 26,275,334 shares outstanding at September 30, 2010 and 25,932,741 shares outstanding at December 31, 2009	262	259
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,111,985 shares outstanding at September 30, 2010 and 7,448,585 shares outstanding at December 31, 2009	71	74
Less common stock held in treasury, at cost, 809,606 shares at September 30, 2010 and December 31, 2009	(4,316)	(4,316)
Additional paid-in capital	138,322	137,037
Accumulated other comprehensive loss	—	(242)
Accumulated deficit	(79,513)	(60,577)
Total BioFuel Energy Corp. stockholders’ equity	54,826	72,235
Noncontrolling interest	268	5,660
Total equity	55,094	77,895
Total liabilities and equity	$329,703	$346,775

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$114,747	$91,138	$312,031	$295,096
Cost of goods sold	110,140	89,039	318,336	298,911
Gross profit (loss)	4,607	2,099	(6,305)	(3,815)
General and administrative expenses:
Compensation expense	1,606	1,467	5,152	4,551
Other	1,976	4,420	4,642	8,210
Operating income (loss)	1,025	(3,788)	(16,099)	(16,576)
Other income (expense):
Interest income	—	13	—	74
Interest expense	(2,783)	(4,598)	(8,061)	(12,036)
Other non-operating expense	—	—	—	(1)
Loss before income taxes	(1,758)	(8,373)	(24,160)	(28,539)
Income tax provision (benefit)	—	—	—	—
Net loss	(1,758)	(8,373)	(24,160)	(28,539)
Less: Net loss attributable to the noncontrolling interest	381	2,139	5,224	8,061
Net loss attributable to BioFuel Energy Corp. common shareholders	$(1,377)	$(6,234)	$(18,936)	$(20,478)

Loss per share - basic and diluted attributable to BioFuel Energy Corp. common shareholders	$(0.05)	$(0.26)	$(0.75)	$(0.87)

Weighted average shares outstanding – basic and diluted	25,449	24,397	25,411	23,418

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statement of Changes in Equity
(in thousands, except share data)
(Unaudited)

								Accumulated
			Class B			Additional		Other
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2008	23,318,636	$233	10,082,248	$101	$(4,316)	$134,360	$(46,947)	$(2,741)	$14,069	$94,759

Stock based compensation	—	—	—	—	—	413	—	—	—	413
Exchange of Class B shares to common	2,633,663	27	(2,633,663)	(27)	—	2,263	—	(121)	(2,142)	—
Issuance of restricted stock, (net of forfeitures)	(19,558)	(1)	—	—	—	1	—	—	—	—
Comprehensive loss:	—
Hedging settlements	—	—	—	—	—	—	—	2,321	853	3,174
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	299	(1,048)	(749)
Net loss	—	—	—	—	—	—	(13,630)	—	(6,072)	(19,702)

Total comprehensive loss										(17,277)
Balance at December 31, 2009	25,932,741	259	7,448,585	74	(4,316)	137,037	(60,577)	(242)	5,660	77,895

Stock based compensation	—	—	—	—	—	1,044	—	—	—	1,044
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	(236)	—
Issuance of restricted stock, (net of forfeitures)	5,993	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	26	118
Net loss	—	—	—	—	—	—	(18,936)	—	(5,224)	(24,160)

Total comprehensive loss										(23,845)
Balance at September 30, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,322	$(79,513)	$—	$268	$55,094

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(24,160)	$(28,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation expense	1,044	284
Depreciation and amortization	21,335	20,988
Loss on disposal of assets	1,702	-
Changes in operating assets and liabilities:
Accounts receivable	2,303	506
Inventories	1,726	1,220
Prepaid expenses	592	740
Accounts payable	2,781	(4,183)
Other current liabilities	987	(1,330)
Other assets and liabilities	3,478	(380)
Net cash provided by (used in) operating activities	11,788	(10,694)

Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(4,179)	(12,570)
Proceeds from insurance claim	-	300
Redemption of certificates of deposit	-	2,159
Net cash used in investing activities	(4,179)	(10,111)

Cash flows from financing activities
Proceeds from issuance of debt	27,514	20,387
Repayment of debt	(27,450)	(4,383)
Withdrawal from debt service reserve	-	1,615
Repayment of notes payable and capital leases	(804)	(718)
Repayment of tax increment financing	(34)	(228)
Payment of equity offering costs	(981)	—
Payment of debt issuance costs	(1,068)	—
Net cash provided by (used in) financing activities	(2,823)	16,673
Net increase (decrease) in cash and equivalents	4,786	(4,132)
Cash and equivalents, beginning of period	6,109	12,299

Cash and equivalents, end of period	$10,895	$8,167

Cash paid for taxes	$5	$8

Cash paid for interest	$5,925	$10,993

Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$11	$324
Additions to property, plant and equipment financed with notes payable and capital lease	$-	$445

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.
Notes to Unaudited Consolidated Financial Statements

1.	Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual nameplate production capacity of approximately 230 million gallons per year (“Mmgy”), based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in June 2008. At each location, Cargill, Incorporated (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. We work closely with Cargill, one of the world’s leading agribusiness companies. Cargill provides corn procurement services, purchases the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities. Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may enter into these types of instruments in the future. However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At September 30, 2010, the Company owned 78.7% of the LLC membership units with the remaining 21.3% owned by the historical equity investors of the LLC. The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC as of September 30, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. During the nine months ended September 30, 2010, unit holders exchanged 336,600 membership units in the LLC for common stock of the Company. LLC membership units held by the historical equity investors are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at September 30, 2010 and December 31, 2009 was $334.6 million and $354.3 million, respectively, and such assets are collateral for the LLC’s subsidiaries’ obligations under our Senior Debt facility with a group of lenders (see Note 5 – Long-Term Debt). Our Senior Debt facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our results of operations and financial condition depend substantially on the crush spread. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, we were profitable in the fourth quarter of 2009 but incurred significant losses during the first half of 2010 when crush spreads contracted significantly. However, crush spreads improved during the third quarter of 2010 and therefore, as shown in the accompanying consolidated financial statements, the Company’s net losses narrowed to $1.8 million during the three months ended September 30, 2010. We cannot predict when or if crush spreads will narrow. In the event crush spreads narrow, we may choose to curtail operations at our plants or cease operations altogether. In addition, we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt, which would lead to an event of default under our debt agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any future reduction in the crush spread may also cause our operating margins to deteriorate to an extent that would result in an impairment charge, in addition to causing the consequences described above.

As shown in the accompanying consolidated financial statements, the Company has experienced declining liquidity and as of September 30, 2010 has $32.6 million of long-term debt due within the next year, including a $19.4 million Bridge Loan (see Note 5 – Long-Term Debt) which matures on March 24, 2011. We are restricted by the terms of our Senior Debt facility from using the funds generated by our operating subsidiaries to repay the Bridge Loan. Therefore, even if we generate positive cash flow from operations, under the terms of our Senior Debt facility, we cannot use that cash flow to repay the Bridge Loan. In connection with the Bridge Loan agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement (see Note 7 – Stockholders’ Equity) with the Bridge Loan lenders, who are our two largest stockholders, pursuant to which the Company agreed to use its commercially reasonable best efforts to commence and complete a rights offering. The LLC also intends to commence and complete a concurrent private placement of LLC interests. If the rights offering and the LLC’s concurrent private placement do not generate sufficient proceeds to repay the Bridge Loan, we may not have sufficient liquidity to repay the Bridge Loan when it becomes due. If we are unable to generate sufficient proceeds from the rights offering and the LLC’s concurrent private placement to repay the Bridge Loan, we may seek new capital from other sources. We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity and the pending maturity of the Bridge Loan. In addition, if we do not repay the Bridge Loan in full on or before March 24, 2011, we will be required to issue to the Bridge Loan lenders warrants to purchase shares of our common stock equal to 15% of our outstanding shares as of such date at a price of $0.01 per share. If we are unable to raise sufficient proceeds from the rights offering, the LLC’s concurrent private placement, or from other sources, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including possible impairment in the carrying value of our property, plant and equipment, or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures in the accompanying notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cost of Goods Sold

Cost of goods sold primarily includes costs of raw materials (primarily corn from Cargill and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, directors’ fees, and listing and transfer agent fees.

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At September 30, 2010, we had $10.9 million held at three financial institutions, which is in excess of FDIC insurance limits.

  Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of September 30, 2010 and December 31, 2009, Cargill was our only customer and no allowance was considered necessary.

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

During the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded sales to Cargill representing 100% of total net sales. As of September 30, 2010 and December 31, 2009, the LLC, through its subsidiaries, had receivables from Cargill of $21.4 million and $23.7 million, respectively, representing 100% of total accounts receivable.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three and nine months ended September 30, 2010, corn purchases from Cargill totaled $83.0 million and $217.8 million, respectively. During the three and nine months ended September 30, 2009, corn purchases from Cargill totaled $60.6 million and $208.0 million, respectively. As of September 30, 2010 and December 31, 2009, the LLC, through its subsidiaries, had payables to Cargill of $6.8 million and $2.1 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies and chemicals, and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$12,481	$12,292
Work in process	3,540	2,883
Finished goods	3,138	5,710
	$19,159	$20,885

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. All costs related to purchasing and developing land or the engineering, design and construction of a plant are capitalized. Maintenance, repairs and minor replacements are charged to operating expenses while major replacements and improvements are capitalized. Depreciation is computed by the straight line method over the following estimated useful lives:

Years
Land improvements	20-30
Buildings and improvements	7-40
Machinery and equipment:
Railroad equipment	20-39
Facility equipment	20-39
Other	5-7
Office furniture and equipment	3-10

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements. Debt issuance costs included in other current assets total $1,014,000 and represent costs incurred related to the bridge loan. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of September 30, 2010 is as follows (in thousands):

Remainder of 2010	$848
2011	1,846
2012	1,294
2013	1,248
2014	973
Thereafter	125
Total	$6,334

Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of the carrying value of its long-lived assets has occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2010, at the current crush spread, cash flow from operations suggests the carrying values of the Company’s long-lived assets are recoverable. Therefore no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment. At September 30, 2010, the Company had accrued asset retirement obligation liabilities of $137,000 and $173,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2009, the Company had accrued asset retirement obligation liabilities of $134,000 and $168,000 for its plants at Wood River and Fairmont, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against all deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The derivative financial instruments are carried at fair value. The fair value of the Company’s senior debt and notes payable (excluding the Cargill note payable) approximates their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.  The Company is unable to determine a fair value of its subordinated debt, its note payable to Cargill, and its bridge loan debt due to the nature of the relationships between the parties and the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net loss	$(1,758)	$(8,373)	$(24,160)	$(28,539)
Hedging settlements	—	988	197	2,842
Change in derivative financial instrument fair value	—	(141)	118	(720)
Comprehensive loss	(1,758)	(7,526)	(23,845)	(26,417)
Comprehensive loss attributable to noncontrolling interest	381	1,928	5,156	8,325
Comprehensive loss attributable to BioFuel Energy Corp. common shareholders	$(1,377)	$(5,598)	$(18,689)	$(18,092)

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

3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30,	December 31,
	2010	2009

Land and land improvements	$19,639	$19,639
Construction in progress	259	2,449
Buildings and improvements	49,823	49,771
Machinery and equipment	246,203	242,191
Office furniture and equipment	6,088	6,075
	322,012	320,125
Accumulated depreciation	(55,648)	(35,763)
Property, plant and equipment, net	$266,364	$284,362

Depreciation expense related to property, plant and equipment was $6,768,000 and $20,139,000 for the three and nine months ended September 30, 2010, respectively, and was $6,669,000 and $19,823,000 for the three and nine months ended September 30, 2009, respectively.

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

For both the three and nine months ended September 30, 2010, 1,792,545 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period. For both the three and nine months ended September 30, 2009, 334,075 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	25,449,313	24,397,327	25,410,844	23,418,419

Potentially dilutive common stock equivalents
Class B common shares	7,111,985	8,149,431	7,142,781	9,115,731
Stock options	55,000	—	55,000	—
Restricted stock	16,028	28,564	19,562	43,801
	7,183,013	8,177,995	7,217,343	9,159,532

	32,632,326	32,575,322	32,628,187	32,577,951

Less anti-dilutive common stock equivalents	(7,183,013)	(8,177,995)	(7,217,343)	(9,159,532)

Weighted average common shares outstanding - diluted	25,449,313	24,397,327	25,410,844	23,418,419

5.	Long-Term Debt

The following table summarizes long-term debt (in thousands):

	September 30,	December 31,
	2010	2009
Term (formerly construction) loans	$192,530	$195,387
Subordinated debt	21,139	20,315
Bridge loan	19,421	—
Working capital loans	—	16,500
Notes payable	15,422	16,196
Capital leases	2,500	2,530
	251,012	250,928
Less current portion	(32,635)	(30,174)
Long-term portion	$218,377	$220,754

In September 2006, certain subsidiaries of the LLC (the “Operating Subsidiaries”) entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt facility”) with a syndicate of lenders to finance the construction of our ethanol plants.  Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

The Senior Debt facility initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million.  No principal payments were required until the construction loans were converted to term loans, which occurred on September 29, 2009.  Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of September 30, 2010 there remained $192.5 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

The Senior Debt facility also included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the outstanding working capital facility balance of  $17.9 million with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt facility are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at September 30, 2010 was 3.3%.

The Senior Debt facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries.  The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt facility.  These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals.  Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $834,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt facility or the collateral accounts.

Debt issuance fees and expenses of $8.5 million ($4.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through September 30, 2010.  These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt facility.

The LLC is the borrower of subordinated debt (“Subordinated Debt”) under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC (the “Sub Lenders”), both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the Subordinated Debt may not be re-borrowed. The Subordinated Debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility. A default under our Senior Debt facility would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008.  Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default.  In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”).  Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000.  Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments.  Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate, a rate that will apply until the debt with Cargill (under an agreement entered into simultaneously) has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As of September 30, 2010, the LLC had $21.1 million outstanding under the Subordinated Debt.  As long as the debt with Cargill remains outstanding, future payments to the Sub Lenders are contingent upon available cash being received by the LLC, as defined in the Waiver and Amendment. The Subordinated Debt is secured by the equity of the subsidiaries of the LLC owning the Wood River and Fairmont plant sites and fully and unconditionally guaranteed by those subsidiaries, which guarantees are subordinated to the obligations of the subsidiaries under our Senior Debt facility.  A default under our Senior Debt facility would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

Debt issuance fees and expenses of $5.5 million ($1.2 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt at September 30, 2010.  Debt issuance costs associated with the Subordinated Debt have been deferred and are being amortized and expensed as interest over the term of the agreement.

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008.  The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008.  Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million.  Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly.  Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the Cargill Agreement.  Cargill will forgive, on a dollar for dollar basis, a further $2.8 million as it receives the next $2.8 million of principal payments.  The Cargill Debt is being accounted for as a troubled debt restructuring.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt was not reduced and no gain was recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain should be recorded.

On September 24, 2010, the Company entered into a loan agreement (the “Bridge Loan Agreement”) with Greenlight Capital, Inc. and certain of its affiliates (collectively, the “Greenlight Parties”) and an affiliate of Third Point LLC (“Third Point” and, together with the Greenlight Parties, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the "Bridge Loan").  The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay the fees and expenses of the transaction, which were a bridge loan funding fee of $0.8 million and a backstop commitment fee pursuant to the Rights Offering Letter Agreement of $0.7 million.  The bridge loan funding fee and the backstop commitment fee are included in other current assets. The Bridge Loan is secured by a pledge of the Company's equity interest in the LLC.  The Bridge Loan matures on March 24, 2011 and in the event the Bridge Loan is not paid in full on or before the maturity date, the Company will issue warrants to the Bridge Loan Lenders exercisable for an aggregate of 15% of the Company's common stock on a fully diluted basis as of the date the warrant is issued at an exercise price of $0.01 per share.

The Bridge Loan bears interest at a rate of 12.5% per annum, and if the Bridge Loan is not paid in full on or before the maturity date, the Bridge Loan will bear interest at a rate of 14.5% per annum. Under the Bridge Loan Agreement, the Company must comply with its obligations under the Rights Offering Letter Agreement, including the obligation to use its commercially reasonable best efforts to conduct a rights offering to the owners of its common stock (the “Rights Offering”). In connection therewith, the LLC intends to conduct a concurrent private placement of LLC membership interests (see Note 7 – Stockholders’ Equity).

The Bridge Loan Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, loans and investments, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments and changes in the Company's line of business.

The Bridge Loan Agreement contains default provisions that include a material breach of the Rights Offering Letter Agreement and others that are customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, defaults under other material indebtedness, the occurrence of a “change of control”, bankruptcy and related events, material judgments, specified changes in control of the Company and invalidity of the loan documents. If an event of default occurs under the Bridge Loan Agreement, the lenders may, among other things, declare the Bridge Loan immediately payable and foreclose on the collateral. The Bridge Loan Agreement requires prepayments with the proceeds from certain sales of assets, the Rights Offering and any substitute transaction.  The Bridge Loan may be prepaid without penalty or premium.

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

The following table summarizes the aggregate maturities of our long-term debt as of September 30, 2010 (in thousands):

Remainder of 2010	$3,421
2011	32,418
2012	12,705
2013	12,648
2014	151,631
Thereafter	38,189
Total	$251,012

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River.  Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 and $34,000 during the nine months ended September 30, 2010 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of September 30, 2010 (in thousands):

Remainder of 2010	$274
2011	343
2012	370
2013	399
2014	431
Thereafter	4,048
Total	$5,865

7.           Stockholders’ Equity

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement (the "Rights Offering Letter Agreement") with the Bridge Loan Lenders pursuant to which the Company agreed to use its commercially reasonable best efforts to commence the Rights Offering. The Rights Offering will entail a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in a new series of Series A Non-Voting Convertible Preferred Stock. Concurrent with the Rights Offering, the LLC will conduct a private placement of LLC interests. The LLC’s concurrent private placement will be structured so as to provide the holders of the membership interests in the LLC (other than BioFuel Energy Corp.) with a private placement that is economically equivalent to the Rights Offering.  The combined offering size of the Rights Offering and the concurrent private placement is anticipated to be approximately $44.0 million. The Company would use the proceeds of the Rights Offering and the LLC’s concurrent private placement to (i) repay in full the Bridge Loan, (ii) repay in full its obligations under the Subordinated Debt, (iii) repay certain amounts owed to Cargill, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

The provisions of the Rights Offering Letter Agreement permit the Company to solicit, participate in, initiate or facilitate discussions or negotiations with, or provide any information to, any person or group of persons concerning any alternative equity financing or other transaction (a “Substitute Transaction”) that would result in the (a) repayment in full of all amounts outstanding under the Bridge Loan Agreement, (b) repayment in full of all amounts under the Subordinated Debt and (c) repay certain amounts owed to Cargill. If the Company signs a definitive agreement relating to a Substitute Transaction, it will pay the Bridge Loan Lenders a termination fee of $350,000.

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share (the "Basic Commitment") and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering (the "Backstop Commitment").  Notwithstanding the foregoing, the Rights Offering Letter Agreement provides that (a) the Bridge Loan Lenders may reduce the number of depositary shares that the Bridge Loan Lenders would otherwise be obligated to purchase pursuant to the Basic Commitment and/or Backstop Commitment or (b) the Company may reduce the aggregate number of depositary shares offered in the Rights Offering in the event the Bridge Loan Lenders determine, in their sole discretion, but after consultation with the Company, that the consummation of the Rights Offering, the Basic Commitment and/or the Backstop Commitment would result in adverse tax, legal or regulatory consequences to the Company or any of the Bridge Loan Lenders.  In the event of a backstop reduction, the Rights Offering would proceed with the Company and the Bridge Loan Lenders using their commercially reasonable best efforts to structure and consummate an alternative transaction to take the place of the issuance of the depositary shares not purchased in the Rights Offering. In consideration of the Backstop Commitment for a combined $40 million Rights Offering, the Company paid the Bridge Loan Lenders $0.7 million on September 24, 2010.  If the amount of the Rights Offering is increased above $40 million, an additional fee of 4% of the excess will be payable to the Bridge Loan Lenders).

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock.  Purchases will be funded out of cash on hand and made from time to time in the open market.  From the inception of the buyback program through September 30, 2010, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan.  The shares repurchased are being held as treasury stock.  As of September 30, 2010, there were no plans to repurchase any additional shares.

Dividends

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

 The effects of derivative instruments on our consolidated financial statements were as follows as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Values of Derivative Instruments

		Liability Derivatives
		Fair Value at
	Consolidated Balance Sheet Location	September 30, 2010	December 31, 2009

Derivative designated as hedging instrument:
Interest rate contract	Derivative financial instrument (current liabilities)	$-	$315

Effect of Derivative Instruments on the Consolidated Statement of Operations

		Three Months Ended		Nine Months Ended
Consolidated Statements of Operations Location		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		gain (loss)	gain (loss)	gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net sales	$-	$-	$230	$-
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	-	(988)	(197)	(2,842)
	Net amount recognized in earnings	$-	$(988)	$33	$(2,842)

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

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

(in thousands)	September 30,	December 31,
Level 2	2010	2009
Financial Liabilities:
Interest rate contract	$—	$(315)
Total liabilities	$—	$(315)

Total net position	$—	$(315)

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

9.            Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company:

	Three Months Ended, September 30		Nine Months Ended, September 30
(in thousands)	2010	2009	2010	2009
Stock options	$327	$64	$1,017	$190
Restricted stock	6	3	27	94
Total	$333	$67	$1,044	$284

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

During the three and nine months ended September 30, 2010, the Company issued 5,000 and 768,932 stock options, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. During the three and nine months ended September 30, 2009, the Company issued 0 and 30,000 stock options, respectively, under the 2007 Plan to certain of our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the nine months ended September 30, 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in the ethanol industry.

The weighted average variables used in calculating fair value and the resulting compensation expense in the nine months ended September 30, 2010 are as follows:

Expected stock price volatility	151.3%
Expected life (in years)	3.2
Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected forfeiture rate	28.0%
Weighted average grant date fair value	$2.27

A summary of the status of outstanding stock options at September 30, 2010 and the changes during the nine months ended September 30, 2010 is as follows:

		Weighted	Weighted		Unrecognized
		Average	Average	Aggregate	Remaining
		Exercise	Remaining	Intrinsic	Compensation
	Shares	Price	Life (years)	Value	Expense
Options outstanding, January 1, 2010	1,196,900	$4.00
Granted	768,932	2.73
Exercised	-	-
Forfeited	(118,287)	7.19
Options outstanding, September 30, 2010	1,847,545	$3.27	4.1	$40,900
Options vested or expected to vest at September 30, 2010	1,285,897	$3.38	4.0	$39,008	$1,743,023
Options exercisable, September 30, 2010	290,414	$4.62	3.2	$31,500

Restricted Stock - During the three and nine months ended September 30, 2010, the Company granted 2,500 and 15,000 shares, respectively, to its non-employee Directors under the 2007 Plan. During the three and nine months ended September 30, 2009, the Company granted 0 and 15,000 shares, respectively, to its non-employee Directors under the 2007 Plan.

A summary of the restricted stock activity during the nine months ended September 30, 2010 is as follows:

		Weighted
		Average		Unrecognized
		Grant Date	Aggregate	Remaining
		Fair Value	Intrinsic	Compensation
	Shares	per Award	Value	Expense
Restricted stock outstanding, January 1, 2010	24,962	$4.63
Granted	15,000	1.68
Vested	(17,040)	1.90
Cancelled or expired	(6,507)	10.50
Restricted stock outstanding, September 30, 2010	16,415	$2.44	$32,666
Restricted stock expected to vest at September 30, 2010	12,318	$2.42	$24,513	$22,376

The remaining unrecognized option and restricted stock expense will be recognized over 2.1 and 0.7 years, respectively.  After considering the stock option and restricted stock awards issued and outstanding, the Company had 1,052,636 shares of common stock available for future grant under our 2007 Plan at September 30, 2010.

10.        Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and nine months ended September 30, 2010 and September 30, 2009.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%	37.6%	37.6%
	0.0%	0.0%	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands).

	September 30,	December 31,
	2010	2009
Deferred tax assets:
Capitalized start up costs	$3,877	$4,216
Net unrealized loss on derivatives	-	36
Stock options	402	179
Net operating loss carryover	58,612	48,879
Other	31	33
Deferred tax asset	62,922	53,343
Valuation allowance	(30,946)	(24,130)

Deferred tax liabilities:
Property, plant and equipment	(31,976)	(29,213)
Deferred tax liabilities	(31,976)	(29,213)

Net deferred tax asset	$—	$—

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

As of September 30, 2010, the net operating loss carryforward is $156 million, which will begin to expire if not used by December 31, 2028.  The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11.         Employee Benefit Plan

401(k) Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary.  Prior to January 1, 2010, contributions to the plan by the LLC were discretionary and were made on an annual basis at year end.  Effective January 1, 2010, the LLC began matching up to 3% of eligible employee contributions on a biweekly basis.  For the three and nine months ended September 30, 2010, contributions to the plan by the LLC totaled $67,000 and $198,000, respectively. For the three and nine months ended September 30, 2009 there were no contributions to the plan by the LLC.

12.        Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments are $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time.

Subsidiaries of the LLC entered into agreements to lease a total of 825 railroad cars.  Pursuant to these lease agreements, which began in the second quarter of 2008, these subsidiaries will pay an average of approximately $7.4 million per year for ten years.  Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year.  Rent expense is recognized on a straight line basis over the terms of the leases.  Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters.  Rent expense is being recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at September 30, 2010 are as follows (in thousands):

Remainder of 2010	$2,221
2011	8,211
2012	8,036
2013	7,996
2014	7,776
Thereafter	29,080
Total	$63,320

Rent expense recorded for the three and nine months ended September 30, 2010 totaled $2,334,000 and $6,919,000, respectively. Rent expense recorded for the three and nine months ended September 30, 2009 totaled $2,366,000 and $7,080,000, respectively.

The LLC, through its subsidiary that constructed the Wood River plant, has entered into agreements with electric utilities pursuant to which the electric utilities built, own and operate substation and distribution facilities in order to supply electricity to the plants.  For its Wood River plant, the LLC paid the utility $1.5 million for the cost of the substation and distribution facility, which was recorded as property, plant and equipment.  The balance of the utilities direct capital costs is being recovered from monthly demand charges of approximately $124,000 per month for three years which began in the second quarter of 2008.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008.  The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel.  The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million.  The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease.  Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which payment terms were to revert back to the original terms on September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby the extended payment terms for our corn purchases will remain in effect for the remainder of the two corn supply agreements.

At September 30, 2010, the LLC, through its subsidiaries, had contracted to purchase 6,957,000 bushels of corn to be delivered between October 2010 and October 2011 at our Fairmont location, and 8,858,000 bushels of corn to be delivered between October 2010 and March 2012 at our Wood River location.  These purchase commitments represent 16% and 14% of the projected corn requirements during those periods for Fairmont and Wood River, respectively.  The purchase price of the corn will be determined at the time of delivery.  At September 30, 2010, the LLC, through its subsidiaries, had contracted for future ethanol deliveries valued at $4.3 million between October 2010 and December 2010 for each of our plants.  These sales commitments represent 10% of the projected ethanol sales during the period at each plant.  These normal purchase and sale commitments are not marked to market or recorded in the consolidated balance sheet.

Cargill has agreed to purchase all ethanol and distillers grain produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool where all parties receive the same net price. That price initially was the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill and initially represented 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced to $0.01 per gallon and the distillers grain commissions were reduced accordingly and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time.

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

Exchange of LLC Units

LLC membership units, when combined with the Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896

LLC Membership Units and Class B common shares exchanged in 2007	(561,210)

LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)

LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)

LLC Membership Units and Class B common shares exchanged in the nine months ended September 30, 2010	(336,600)

Remaining LLC Membership Units and Class B common shares at September 30, 2010	7,111,985

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At September 30, 2010, the Company owned 78.7% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in LLC on the equity attributable to BioFuel Energy Corp.’s common shareholders for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Shareholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended, September 30		Nine Months Ended, September 30
	2010	2009	2010	2009

Net income (loss) attributable to BioFuel Energy Corp.	$(1,377)	$(6,234)	$(18,936)	$(20,478)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp.’s stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	-	-	236	1,794
Net transfers (to) from noncontrolling interest	-	-	236	1,794
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(1,377)	$(6,234)	$(18,700)	$(18,684)

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

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has a nameplate capacity, based on the maximum amount of permitted denaturant, of approximately 115 million gallons per year (“Mmgy”).  We work closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area.  At each location, Cargill has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them.  Cargill provides corn procurement services, markets the ethanol and distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC, or the LLC, which is itself a holding company and indirectly owns all of our operating assets. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

Going Concern and Liquidity Considerations

Our results of operations and financial condition depend substantially on the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control.  As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control.   For example, from October 1, 2008 to September 30, 2010, the Chicago Board of Trade (CBOT) price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $5.22 per bushel in September 2010 and averaged $3.79 per bushel during this period, while CBOT ethanol prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.16 per gallon in December 2009 and averaged $1.69 per gallon during this same period. We were profitable in the fourth quarter of 2009, when crush spreads were more favorable, but incurred significant losses during the first half of 2010 when crush spreads contracted significantly. However, crush spreads improved during the third quarter of 2010 and therefore, as reported in the unaudited consolidated financial statements included elsewhere in this report, the Company’s net losses narrowed to $1.8 million during the three months ended September 30, 2010. Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices.  However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

We cannot predict when or if crush spreads will narrow. We have experienced periods during which narrow crush spreads have greatly diminished or, in some instances eliminated, our daily gross operating margins at the plant level, which adversely affected our results of operations and caused our operating cash flow to decrease below the amount needed to service our debt on a sustained basis. In the event crush spreads narrow, we may choose to curtail operations at our plants or cease operations altogether. In addition, we may expend all of our available sources of liquidity, in which event we would not be able to pay principal or interest on our debt, which would lead to an event of default under our debt agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to seek relief through a filing under the U.S. Bankruptcy Code. See “—Liquidity and capital resources.” We expect fluctuations in the crush spread to continue. Any future reduction in the crush spread may also cause our operating margins to deteriorate to an extent that would result in an impairment charge, in addition to causing the consequences described above. See “—Summary of critical accounting policies and significant estimates—Recoverability of property, plant and equipment.”

As of September 30, 2010, the Company had $32.6 million of long-term debt due within the next year, including a $19.4 million Bridge Loan (See “—Liquidity and capital resources—Bridge Loan facility”) which matures on March 24, 2011. We are restricted by the terms of our Senior Debt facility from using the funds generated by our operating subsidiaries to repay the Bridge Loan. Therefore, even if we generate positive cash flow from operations, under the terms of our Senior Debt facility, we cannot use that cash flow to repay the Bridge Loan. In connection with the Bridge Loan agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement (See “—Liquidity and capital resources—Rights Offering and LLC Concurrent Private Placement”) with the Bridge Loan Lenders, who are our two largest stockholders, pursuant to which the Company agreed to use its commercially reasonable best efforts to commence and complete a rights offering. The LLC also intends to commence and complete a concurrent private placement of LLC interests. If the rights offering and the LLC’s concurrent private placement do not generate sufficient proceeds to repay the Bridge Loan, we may not have sufficient liquidity to repay the Bridge Loan when it becomes due. If we are unable to generate sufficient proceeds from the rights offering and the LLC’s concurrent private placement to repay the Bridge Loan, we may seek new capital from other sources. We cannot assure you that we will be successful in achieving any of these initiatives or, even if successful, that these initiatives will be sufficient to address our limited liquidity and the pending maturity of the Bridge Loan. In addition, if we do not repay the Bridge Loan in full on or before March 24, 2011, we will be required to issue to the Bridge Loan Lenders warrants to purchase shares of our common stock equal to 15% of our outstanding shares as of such date at a price of $0.01 per share and the interest rate on the Bridge Loan will increase to a rate of 14.5% per annum. If we are unable to raise sufficient proceeds from the rights offering, the LLC’s concurrent private placement, or from other sources, we may be unable to continue as a going concern, which could potentially force us to seek relief through a filing under the U.S. Bankruptcy Code.

Basis for Consolidation

At September 30, 2010, the Company owned 78.7% of the LLC and the remainder was owned by some of our historical equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 21.3% holders is reported as noncontrolling interest in our consolidated statements of operations.  The Class B common shares of the Company are held by the historical equity investors of the LLC, who held 7,111,985 membership units in the LLC as of September 30, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis.  As of December 31, 2009, the unit holders owned 7,448,585 membership units, or 22.9% of the membership units in the LLC.  During the nine months ended September 30, 2010, unit holders exchanged 336,600 membership units in the LLC (together with the corresponding shares of Class B common stock) for shares of our common stock, substantially all of which are eligible for sale under Rule 144 promulgated under the Securities Act of 1933 upon lapse of a six-month holding period.

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

Corn is our most significant raw material cost.  Historically, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply for corn and for other agricultural commodities for which it may be substituted, such as soybeans. Historically, the cash price we pay for corn, relative to the spot price of corn, tends to rise during the spring planting season in May and June as the local basis (i.e., discount) contracts, and tends to decrease relative to the spot price during the fall harvest in October and November as the local basis expands.

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

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, insurance, travel, office rent, marketing and other expenses, including expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, directors’ fees, and listing and transfer agent fees.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended September 30, 2010 and September 30, 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended						Nine Months Ended
	September 30, 2010			September 30, 2009			September 30, 2010		September 30, 2009
	(unaudited)						(unaudited)
	(dollars in thousands)						(dollars in thousands)
Net sales	$114,747	100.0%		$91,138	100.0%		$312,031	100.0%	$295,096	100.0%
Cost of goods sold	110,140	96.0		89,039	97.7		318,336	102.0	298,911	101.3
Gross profit (loss)	4,607	4.0		2,099	2.3		(6,305)	(2.0)	(3,815)	(1.3)
General and administrative expenses	3,582	3.1		5,887	6.5		9,794	3.1	12,761	4.3
Operating income (loss)	1,025	0.9		(3,788)	(4.2)		(16,099)	(5.1)	(16,576)	(5.6)
Other expense	(2,783)	(2.4)		(4,585)	(5.0)		(8,061)	(2.6)	(11,963)	(4.1)
Net loss	(1,758)	(1.5)		(8,373)	(9.2)		(24,160)	(7.7)	(28,539)	(9.7)
Less: Net loss attributable to the noncontrolling interest	381	0.3		2,139	2.4		5,224	1.6	8,061	2.8
Net loss attributable to BioFuel Energy Corp. common shareholders	$(1,377)	(1.2	) %	$(6,234)	(6.8	) %	$(18,936)	(6.1)%	$(20,478)	(6.9)%

The following table sets forth key operational data for the three and nine months ended September 30, 2010 and September 30, 2009 that we believe are important indicators of our results of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol sold (gallons, in thousands)	56,185	51,557	167,733	162,568
Dry distillers grains sold (tons, in thousands)	131.3	117.3	377.4	360.8
Wet distillers grains sold (tons, in thousands)	65.5	84.3	266.3	283.1
Average price of ethanol sold (per gallon)	$1.84	$1.56	$1.64	$1.54
Average price of dry distillers grains sold (per ton)	$88.10	$84.25	$92.72	$108.05
Average price of wet distillers grains sold (per ton)	$22.26	$23.08	$22.80	$34.34
Average corn cost (per bushel)	$3.83	$3.14	$3.66	$3.58

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Sales:   Net Sales were $114,747,000 for the three months ended September 30, 2010 compared to $91,138,000 for the three months ended September 30, 2009, an increase of $23,609,000 or 25.9%.  This increase was attributable to an increase in ethanol revenues of $22,463,000 and an increase in distillers grains revenues of $1,146,000.  The increase in ethanol revenue was due to both an increase in the per unit price we received and the quantity of ethanol sold. Higher sales volumes resulted from higher production volumes for the three months ended September 30, 2010 compared to the same period in the prior year.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$78,215	$1.39	$60,456	$1.17
Natural gas	7,788	$0.14	5,359	$0.10
Denaturant	1,935	$0.03	1,817	$0.04
Electricity	3,636	$0.07	3,300	$0.07
Chemicals and enzymes	4,156	$0.07	3,528	$0.07
General operating expenses	7,938	$0.14	8,219	$0.16
Depreciation	6,472	$0.12	6,360	$0.12
Cost of goods sold	$110,140		$89,039

Cost of goods sold was $110,140,000 for the three months ended September 30, 2010 compared to $89,039,000 for the three months ended September 30, 2009, an increase of $21,101,000 or 23.7%.  The increase was primarily attributable to a $17,759,000 increase in the cost of corn and $2,429,000 in higher natural gas costs. The increase in corn cost was attributable to an increase in the price per bushel paid for com, partially offset by an increase in yield, that is, in the amount of ethanol we were able to produce per bushel of corn used. The increase in natural gas cost was attributable to a higher price per million of British Thermal Units (“Mmbtu”).

General and administrative expenses:   General and administrative expenses decreased $2,305,000 or 39.2%, to $3,582,000 for the three months ended September 30, 2010, compared to $5,887,000 for the three months ended September 30, 2009.  The decrease was primarily due to $3,205,000 of legal and financial advisory expenses, primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion, which were incurred during the three months ended September 30, 2009.  During the three months ended September 30, 2010, the Company incurred $942,000 of legal and financial advisory expenses related to negotiations with those lenders.

Other income (expense):  Interest expense was $2,783,000 for the three months ended September 30, 2010, compared to $4,598,000 for the three months ended September 30, 2009, a decrease of $1,815,000 or 39.5%.  During the three months ended September 30, 2009, the Company paid $988,000 relating to two interest rate swaps, both of which were in effect for the entire quarter.  These interest rate swaps were not in effect during the three months ended September 30, 2010. The remainder of the decrease was primarily attributable to a $1,050,000 decrease in interest on the Senior Debt facility as a result of the higher default interest rate the Company was required to pay for the three months ended September 30, 2009, which was not in effect during the three months ended September 30, 2010.

Noncontrolling Interest:   The net loss attributable to the noncontrolling interest decreased $1,758,000 to $381,000 for the three months ended September 30, 2010, compared to $2,139,000 for the three months ended September 30, 2009.  The decrease was attributable to the Company’s net loss decreasing from $8,373,000 for the three months ended September 30, 2009 to $1,758,000 for the three months ended September 30, 2010, which was offset by a decrease in the percentage ownership of the noncontrolling interest from 25.0% at September 30, 2009 to 21.3% at September 30, 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Sales:   Net Sales were $312,031,000 for the nine months ended September 30, 2010 compared to $295,096,000 for the nine months ended September 30, 2009, an increase of $16,935,000 or 5.7%.  This increase was attributable to an increase in ethanol revenues of $24,497,000, which was partially offset by a decrease in distillers revenues of $7,562,000.  The increase in ethanol revenue was due to both an increase in the per unit price we received and the quantity of ethanol sold. Higher sales volumes resulted from higher production volumes for the nine months ended September 30, 2010 compared to the same period in the prior year. The decrease in distillers grains revenue was primarily due to a decrease in the per unit price we received.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended September 30,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$219,071	$1.31	$211,736	$1.30
Natural gas	25,007	$0.15	18,493	$0.11
Denaturant	6,465	$0.04	4,934	$0.03
Electricity	10,093	$0.06	9,293	$0.06
Chemicals and enzymes	12,130	$0.07	12,677	$0.08
General operating expenses	26,333	$0.16	22,868	$0.14
Depreciation	19,237	$0.11	18,910	$0.12
Cost of goods sold	$318,336		$298,911

Cost of goods sold was $318,336,000 for the nine months ended September 30, 2010 compared to $298,911,000 for the nine months ended September 30, 2009, an increase of $19,425,000 or 6.5%.  The increase was primarily attributable to a $7,335,000 increase in the cost of corn, a $6,514,000 increase in natural gas costs, and a $3,465,000 increase in general operating expense costs. The increase in corn cost was attributable to an increase in the price per bushel paid for com, partially offset by an increase in yield, that is, in the amount of ethanol we were able to produce per bushel of corn used. The increase in natural gas cost was attributable to a higher price per Mmbtu while the increase in general operating expenses resulted primarily from an increase in repairs and maintenance costs of $1,921,000.

General and administrative expenses:   General and administrative expenses decreased $2,967,000 or 23.3%, to $9,794,000 for the nine months ended September 30, 2010, compared to $12,761,000 for the nine months ended September 30, 2009.  The decrease was primarily due to a decrease in legal and financial advisory expenses of $3,912,000, partially offset by an increase in share based compensation expense of $760,000.  The legal and financial advisory expenses incurred during the nine months ended September 30, 2009 primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion and totaled $4,854,000.  During the nine months ended September 30, 2010, the Company incurred $942,000 of legal and financial advisory expenses related to negotiations with those lenders.

Other income (expense):  Interest expense was $8,061,000 for the nine months ended September 30, 2010, compared to $12,036,000 for the nine months ended September 30, 2009, a decrease of $3,975,000 or 33.0%.  During the nine months ended September 30, 2009, the Company paid $2,841,000 relating to two interest rate swaps, both of which were in effect for the entire period.  During the nine months ended September 30, 2010, the Company paid $197,000 as only one swap remained in effect for the first two months of the period.  The remaining decrease was primarily attributable to a $1,400,000 decrease as a result of the higher default interest rate the Company was required to pay on the Senior Debt facility for the period of June 2009 through September 2009, which was not in effect during the nine months ended September 30, 2010.

Noncontrolling Interest:   The net loss attributable to the noncontrolling interest decreased $2,837,000 to $5,224,000 for the nine months ended September 30, 2010, compared to $8,061,000 for the nine months ended September 30, 2009.  The decrease was attributable to a decrease in the percentage ownership of the noncontrolling interest during those periods, in addition to the Company’s net loss decreasing from $28,539,000 for the nine months ended September 30, 2009 to $24,160,000 for the nine months ended September 30, 2010.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine months ended September 30, 2010 and September 30, 2009 are summarized below (in thousands):

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash provided by (used in):
Operating activities	$11,788	$(10,694)
Investing activities	(4,179)	(10,111)
Financing activities	(2,823)	16,673
Net increase (decrease) in cash and equivalents	$4,786	$(4,132)

Cash provided by (used in) operating activities. Net cash provided by operating activities was $11,788,000 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $10,694,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the amount was primarily comprised of a net loss of $24,160,000 which was offset by working capital sources of $11,867,000 and non-cash charges of $24,081,000, which were primarily depreciation and amortization. Working capital sources primarily related to decreases in accounts receivable and inventories and increases in accounts payable.   For the nine months ended September 30, 2009, the amount was primarily comprised of a net loss of $28,539,000, and working capital uses of $3,427,000, which were partially offset by non-cash charges of $21,272,000, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $4,179,000 for the nine months ended September 30, 2010, compared to $10,111,000 for the nine months ended September 30, 2009.  The net cash used in investing activities during the nine months ended September 30, 2010 was for various capital expenditure projects at the plants.  The net cash used in investing activities during the nine months ended September 30, 2009 was primarily comprised of the payment of the construction retainage to TIC, the general contractor that constructed our two plants, which totaled $9,407,000, and $3,163,000 for various capital expenditures at the plants.

Cash provided by (used in) financing activities.   Net cash used in financing activities was $2,823,000 for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $16,673,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the amount was primarily comprised of $6,593,000 of borrowings under our term loan facility, $1,500,000 of borrowings under our working capital facility, and $19,421,000 of borrowings under our bridge loan, which were offset by $9,450,000 in payments under our term loan facility, $18,000,000 in payments under our working capital facility, $804,000 in payments of notes payable and capital leases, and $2,049,000 in payments for debt and equity issuance costs.  For the nine months ended September 30, 2009 the amount was primarily comprised of $3,000,000 of borrowings under our working capital facility and $17,387,000 in borrowings under our term loan (formerly construction loan) facility, which were partially offset by $1,233,000 in payments on the Subordinated Debt, $3,150,000 in payments under the term loan facility, and $718,000 in payments of notes payable and capital leases.

Our principal sources of liquidity at September 30, 2010 consisted of cash and equivalents of $10,895,000. Under an amendment to our corn supply agreement with Cargill, we may also extend payment terms for corn which as of September 30, 2010 would provide approximately another $3,200,000 in liquidity.

As noted elsewhere in this report, crush spreads narrowed during the first half of 2010, resulting in lower margins and decreased liquidity.  Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements, and general corporate purposes.   Although the crush spread improved in the third quarter of 2010, we cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen.  In the event crush spreads narrow, we may choose to curtail or cease operations at our plants.  In addition, we have fully utilized our debt service reserve availability under our Senior Debt facility and we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt.  This would lead to an event of default under our debt agreements and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, require us to cease operating altogether.

Senior Debt facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt facility providing for the availability of $230.0 million of borrowings with a syndicate of lenders to finance the construction of our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility.

The Senior Debt facility initially consisted of two construction loans, which together totaled $210.0 million of available borrowings, and working capital loans of up to $20.0 million.  No principal payments were required until the construction loans were converted to term loans, which occurred on September 29, 2009.  Thereafter, principal payments are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow.

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of September 30, 2010 there remained $192.5 million in aggregate principal amount outstanding under the Senior Debt facility.  These term loans mature in September 2014.

The Senior Debt facility also included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the $17.9 million outstanding working capital facility balance with proceeds from a Bridge Loan, as described below.

The Senior Debt facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries.  The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt facility.  These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries.  The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month.  The terms of the Senior Debt facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates.  The terms of the Senior Debt facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals.  Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $834,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt facility or the collateral accounts.

Interest rates on the Senior Debt facility are, at management’s option, set at: i)  a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%.  Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly.  The weighted average interest rate in effect on the borrowings at September 30, 2010 was 3.3%.

Debt issuance fees and expenses of $8.5 million ($4.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through September 30, 2010. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

Subordinated Debt agreement

The LLC is the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. The entire principal balance, if any, plus all accrued and unpaid interest will be due in March 2015. Once repaid, the Subordinated Debt may not be re-borrowed. The Subordinated Debt is secured by the subsidiary equity interests owned by the LLC and are fully and unconditionally guaranteed by all of the LLC’s subsidiaries, which guarantees are subordinated to the obligations of these subsidiaries under our Senior Debt facility. A default under our Senior Debt facility would also constitute a default under our Subordinated Debt and would entitle the lenders to accelerate the repayment of amounts outstanding.

In January 2009, the LLC and the Subordinated Debt lenders entered into a waiver and amendment agreement to the Subordinated Debt agreement. Under the waiver and amendment, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that will apply until the debt owed to Cargill, under an agreement entered into simultaneously, has been paid in full, at which time the rate will revert to a 15.0% annual rate and quarterly payments in arrears are required. As long as the debt to Cargill remains outstanding, future payments to the Subordinated Debt lenders will be contingent upon available cash (as defined in both agreements) being received by the LLC. As of September 30, 2010, the LLC had $21.1 million outstanding under its Subordinated Debt facility.

Debt issuance fees and expenses of $5.5 million ($1.2 million, net of accumulated amortization) have been incurred in connection with the Subordinated Debt through September 30, 2010. Debt issuance costs associated with the Subordinated Debt have been deferred and are being amortized and expensed over the term of the agreement.

Cargill debt agreement

In January 2009, the LLC and Cargill entered into the Cargill Agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to hedging losses with respect to corn hedging contracts that had been liquidated in the third quarter of 2008. The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest are contingent upon the receipt by the LLC of available cash, as defined in the Cargill Agreement. Cargill will forgive, on a dollar for dollar basis, a further $2.8 million as it receives the next $2.8 million of principal payments. The Cargill Debt is being accounted for as a troubled debt restructuring.  As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt was not reduced and no gain was recorded.  As future payments are made, the LLC will determine, based on the timing of payments, whether or not any gain should be recorded.

Bridge Loan facility

On September 24, 2010, the Company entered into a loan agreement (the “Bridge Loan Agreement”) with Greenlight Capital, Inc. and certain of its affiliates (collectively, the “Greenlight Parties”) and an affiliate of Third Point LLC (“Third Point” and, together with the Greenlight Parties, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the "Bridge Loan").  The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay the fees and expenses of the transaction, which were a bridge loan funding fee of $0.8 million and a backstop commitment fee pursuant to the Rights Offering Letter Agreement of $0.7 million.  The Bridge Loan is secured by a pledge of the Company's equity interest in the LLC.  The Bridge Loan matures on March 24, 2011 and in the event the Bridge Loan is not paid in full on or before the maturity date, the Company will issue warrants to the Bridge Loan Lenders exercisable for an aggregate of 15% of the Company's common stock on a fully diluted basis as of the date the warrant is issued at an exercise price of $0.01 per share.

The Bridge Loan bears interest at a rate of 12.5% per annum, and if the Bridge Loan is not paid in full on or before the maturity date, the Bridge Loan will bear interest at a rate of 14.5% per annum. Under the Bridge Loan Agreement, the Company must comply with its obligations under the Rights Offering Letter Agreement, including the obligation to use its commercially reasonable best efforts to conduct the Rights Offering. In connection therewith, the LLC intends to conduct a concurrent private placement of LLC membership interests. See “—Rights Offering and LLC Concurrent Private Placement.”

The Bridge Loan Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, loans and investments, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments and changes in the Company's line of business.

The Bridge Loan Agreement contains default provisions that include a material breach of the Rights Offering Letter Agreement and others that are customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, defaults under other material indebtedness, the occurrence of a “change of control”, bankruptcy and related events, material judgments, specified changes in control of the Company and invalidity of the loan documents. If an event of default occurs under the Bridge Loan Agreement, the lenders may, among other things, declare the Bridge Loan immediately payable and foreclose on the collateral. The Bridge Loan Agreement requires prepayments with the proceeds from certain sales of assets, the Rights Offering and any Substitute Transaction.  The Bridge Loan may be prepaid without penalty or premium.

Capital lease

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008.  Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $468,000 in 2009 and $34,000 during the nine months ended September 30, 2010 as a portion of the note payments.

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into the Rights Offering Letter Agreement with the Bridge Loan Lenders pursuant to which the Company agreed to use its commercially reasonable best efforts to commence the Rights Offering. The Rights Offering will entail a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in a new series of Series A Non-Voting Convertible Preferred Stock. Concurrent with the Rights Offering, the LLC will conduct a private placement of LLC interests. The LLC’s concurrent private placement will be structured so as to provide the holders of the membership interests in the LLC (other than BioFuel Energy Corp.) with a private placement that is economically equivalent to the Rights Offering.  The combined offering size of the Rights Offering and the concurrent private placement is anticipated to be approximately $44.0 million. The Company would use the proceeds of the Rights Offering and the LLC’s concurrent private placement to (i) repay in full the Bridge Loan, (ii) repay in full its obligations under the Subordinated Debt, (iii) repay certain amounts owed to Cargill, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

The provisions of the Rights Offering Letter Agreement permit the Company to solicit, participate in, initiate or facilitate discussions or negotiations with, or provide any information to, any person or group of persons concerning a Substitute Transaction that would result in the (a) repayment in full of all amounts outstanding under the Bridge Loan Agreement, (b) repayment in full of all amounts under the Subordinated Debt and (c) repay certain amounts owed to Cargill. If the Company signs a definitive agreement relating to a Substitute Transaction, it will pay the Bridge Loan Lenders a termination fee of $350,000.

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share pursuant to the Basic Commitment and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering pursuant to the Backstop Commitment.  Notwithstanding the foregoing, the Rights Offering Letter Agreement provides that (a) the Bridge Loan Lenders may reduce the number of depositary shares that the Bridge Loan Lenders would otherwise be obligated to purchase pursuant to the Basic Commitment and/or Backstop Commitment or (b) the Company may reduce the aggregate number of depositary shares offered in the Rights Offering in the event the Bridge Loan Lenders determine, in their sole discretion, but after consultation with the Company, that the consummation of the Rights Offering, the Basic Commitment and/or the Backstop Commitment would result in adverse tax, legal or regulatory consequences to the Company or any of the Bridge Loan Lenders.  In the event of a backstop reduction, the Rights Offering would proceed with the Company and the Bridge Loan Lenders using their commercially reasonable best efforts to structure and consummate an alternative transaction to take the place of the issuance of the depositary shares not purchased in the Rights Offering. In consideration of the Backstop Commitment for a combined $40 million Rights Offering, the Company paid the Bridge Loan Lenders $0.7 million on September 24, 2010.  If the amount of the Rights Offering is increased above $40 million, an additional fee of 4% of the excess will be payable to the Bridge Loan Lenders.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired.  The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets.  In evaluating whether impairment testing should be performed, the Company considers several factors including projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur.  In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread.  In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of the carrying value of its long-lives assets has occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  As of September 30, 2010, at the current crush spread, cash flow from operations suggests the carrying values of the Company’s long-lived assets are recoverable. Therefore no recoverability test was performed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets.  A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.  The most significant component of our deferred tax asset balance relates to our net operating loss and credit carryforwards.  The Company may reduce the aggregate number of depositary shares offered in the Rights Offering in the event the Bridge Loan Lenders determine, in their sole discretion, but after consultation with the Company, that the consummation of the Rights Offering, the Basic Commitment and/or the Backstop Commitment would result in adverse tax consequences to the Company, including limiting our ability to use our net operating loss and credit carryforwards.  As the Company has incurred losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against all deferred tax assets until the Company believes that such assets will be realized.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From October 1, 2008 to September 30, 2010, the CBOT ethanol prices have fluctuated from a low of $1.40 per gallon in December 2008 to a high of $2.16 per gallon in December 2009 and averaged $1.69 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally.  Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $4.75 per bushel, we estimate that corn will represent approximately 77% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. From October 1, 2008 to September 30, 2010 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $5.22 per bushel in September 2010 and averaged $3.79 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $4.75 per bushel and recent natural gas prices of $4.00 per Mmbtu, we estimate that natural gas will represent approximately 6% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From October 1, 2008 to September 30, 2010, the Nymex price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $7.73 per Mmbtu in October 2008 and averaged $4.59 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last three months of 2010.  Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of September 30, 2010, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last three months of 2010.

	Volume Requirements	Units	Price per Unit at September 30, 2010	Hypothetical Adverse Change in Price	Change in Three months ended December 31, 2010 Pre-tax Income
	(in millions)				(in millions)

Ethanol	58.1	Gallons	$1.99	10%	$(11.6)
Dry Distillers	0.1	Tons	$118.83	10%	$(1.2)
Wet Distillers	0.1	Tons	$38.00	10%	$(0.4)
Corn	20.7	Bushels	$4.56	10%	$(9.4)
Natural Gas	1.6	Mmbtu	$4.08	10%	$(0.7)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate.  As of September 30, 2010, we had borrowed $192.5 million under our Senior Debt facility.  A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,925,000 on our annual interest expense.

At September 30, 2010, we had $10.9 million of cash and equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.  The money market mutual funds are not invested in any auction rate securities.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risks to our business from those described under the caption “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on October 18, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The sales of the securities of the registrant listed below were not registered under the Securities Act because they were sold in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Warrants under Bridge Loan Agreement

On September 24, 2010, we entered into a loan agreement (which we refer to as the “Bridge Loan Agreement”) with Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. (which we refer to collectively as the “Greenlight Parties”) and Third Point Loan LLC (which we refer to as “Third Point” and, together with the Greenlight Parties, as the “Backstop Parties”) and Greenlight APE, LLC, as administrative agent, pursuant to which we borrowed $19,421,000 (which we refer to as the “Bridge Loan”).  The Bridge Loan matures on March 24, 2011, and in the event the Bridge Loan is not paid in full on or before that date, the Bridge Loan Agreement provides that we will issue warrants to the Backstop Parties exercisable at an exercise price of $0.01 per share for an aggregate of 15% of our common stock on a fully diluted basis as of the date the warrants are issued. A form of warrant is included in the Bridge Loan Agreement, which is incorporated by reference as Exhibit 10.1 to this quarterly report.

Cargill Stock Payment

On September 23, 2010, we entered into a letter agreement with Cargill, Incorporated (“Cargill”), Cargill Commodity Services, Inc., BFE Operating Company, LLC, Pioneer Trail Energy, LLC and Buffalo Lake Energy, LLC (which we refer to as the “Cargill Letter”).

We and Cargill agreed in the Cargill Letter that upon successful completion of our planned rights offering (i) we will pay Cargill $2,800,828 (which we refer to as the “Cargill Cash Payment”) pursuant to the terms of the agreement dated January 14, 2009 by and between us and Cargill (which we refer to as the “Settlement Agreement”) and, as contemplated by the Settlement Agreement, Cargill will forgive a like amount of the payable under the Settlement Agreement and (ii) upon receipt of the Cargill Cash Payment, Cargill will forgive the remaining payable under the Settlement Agreement in exchange for depositary shares in an amount equal to approximately $6,000,000 (which we refer to as the “Cargill Stock Payment”).

The depositary shares that will make up the Cargill Stock Payment will be issued to Cargill on the 12th business day following the consummation of the planned rights offering and will be valued at a per share price equal to the average of the volume weighted averages of the trading prices of our common stock, as such prices are reported on The Nasdaq Global Market, for the 10 consecutive trading days ending on the second trading day immediately preceding the date such depositary shares are issued to Cargill.  The depositary shares to be issued to Cargill will therefore be issued after the depositary shares that will be issued upon expiration of the rights offering but will have the same rights and preferences as the depositary shares that will be issued upon expiration of the rights offering.  The depositary shares to be issued to Cargill are not being registered or sold in the rights offering.  In order to issue the depositary shares that will make up the Cargill Stock Payment, we expect to issue and deposit with the depositary a number of additional shares of Series A Non-Voting Convertible Preferred Stock that corresponds to the aggregate fractional interests in shares of Series A Non-Voting Convertible Preferred Stock that the newly issued depositary shares represent.  In the event that an insufficient number of authorized shares of Series A Non-Voting Convertible Preferred Stock are available for such issuance and deposit with the depositary, we expect to establish an alternative method for satisfying the Cargill Stock Payment that is satisfactory to us, Cargill and the Backstop Parties.

Backstop Commitment

In connection with the Bridge Loan Agreement, on September 24, 2010, we entered into a Rights Offering Letter Agreement (the “Rights Offering Letter Agreement”) with the Backstop Parties.

Subject to the terms and conditions set forth in the Rights Offering Letter Agreement, the Backstop Parties have agreed to purchase immediately prior to expiration of the planned rights offering all of the available depositary shares not otherwise sold in the rights offering following the exercise of all other holders’ basic subscription privileges and over-subscription privileges (which we refer to as the “Backstop Commitment”).  The price per depositary share paid by the Backstop Parties pursuant to the Backstop Commitment will be equal to the price paid by the other holders in the rights offering.  Any depositary shares purchased pursuant to the Backstop Commitment will be purchased directly from us.  The number of depositary shares subject to purchase by the Backstop Parties pursuant to the Backstop Commitment is subject to reduction in certain circumstances as described in the prospectus included in the registration statement we filed with the SEC on October 18, 2010.

ITEM 6.	EXHIBITS .

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007.

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009.

10.1
Loan Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.2
Rights Offering Letter Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.3
Voting Agreement dated as of September 24, 2010 by Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.4	Voting Agreement dated as of September 24, 2010 by Third Point Loan LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.5
Letter Agreement dated as of September 23, 2010, by and among BioFuel Energy Corp., BFE Operating Company, LLC, Pioneer Trail Energy, LLC, Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.6
Waiver Letter, dated September 24, 2010, by Scott H. Pearce, President and Chief Executive Officer, Kelly G. Maguire, Executive Vice President and Chief Financial Officer, Doug Anderson, Vice President of Operations, and Mark Zoeller, Vice President and General Counsel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed September 30, 2010).

10.7
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.8
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.9
Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Doug Anderson, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.10
Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)

Date: November 11, 2010	By:	/s/ Scott H. Pearce
Scott H. Pearce,
President,
Chief Executive Officer and Director

Date: November 11, 2010	By:	/s/ Kelly G. Maguire
Kelly G. Maguire,
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007.

3.2	BioFuel Energy Corp. Bylaws, as Amended and Restated, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009.

10.1
Loan Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.2
Rights Offering Letter Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.3
Voting Agreement dated as of September 24, 2010 by Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.4	Voting Agreement dated as of September 24, 2010 by Third Point Loan LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.5
Letter Agreement dated as of September 23, 2010, by and among BioFuel Energy Corp., BFE Operating Company, LLC, Pioneer Trail Energy, LLC, Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2010).

10.6
Waiver Letter, dated September 24, 2010, by Scott H. Pearce, President and Chief Executive Officer, Kelly G. Maguire, Executive Vice President and Chief Financial Officer, Doug Anderson, Vice President of Operations, and Mark Zoeller, Vice President and General Counsel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed September 30, 2010).

10.7
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.8
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.9
Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Doug Anderson, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

10.10
Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press Release Announcing Results for Third Quarter of 2010.