Form 10-K
period 2010-12-31
BioFuel Energy Corp.
filed 2011-03-29
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Broadway, Suite 2200 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 640-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $17,279,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 22, 2011
Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share	103,736,236 shares, net of 809,606 shares held in treasury 19,328,132 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

BioFuel Energy Corp. produces and sells ethanol and its co-products (primarily distillers grain), through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. In 2008, we commenced commercial operations and began to produce ethanol at both of our plants, each having an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). In December 2008, we achieved project completion of both of the plants and thereafter became fully operational. Our strategy is focused on optimizing production and streamlining operations with the goal of producing at or above nameplate capacity at the lowest cost per gallon.

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodities prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” See “Risk Factors — Risks relating to our business and industry — Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.” Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future. However, our experience with these financial instruments has been largely unsuccessful. See “Risk Factors — Risks relating to our business and industry — Our results and liquidity may be adversely affected by future hedging transactions and other strategies.” In addition, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to conduct any hedging activities in the future. See “Risk Factors — Risks relating to our business and industry — We are currently limited in our ability to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.”

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

Our Facilities

Our facilities are located strategically in the Midwest “Corn Belt,” and each of our facilities is able to meet local, regional, national and international demand for ethanol. Both facilities have unit train access to the Union Pacific Railway, and are positioned in some of the lowest-priced, highest-supply feedstock markets in the United States. Each of our facilities was constructed by TIC Wyoming, an industrial general contracting firm, under engineering, construction and procurement (EPC) contracts, utilizing an operations and process technology licensed from its joint venture partner Delta-T Corporation, an engineering and design firm. In connection with each of the EPC contracts, Delta-T granted to us perpetual limited licenses to use Delta-T’s proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our facilities up to the designed limits. Consideration for the licenses was included as part of the payments under the EPC contracts. These facilities have been in operation for over two years, and during that period we have made capital modifications and improvements that have increased our utilization rates and conversion rates (measured by gallons of denatured ethanol per bushel of corn), and have continuously lowered our overall fixed costs per gallon of production.

Our relationship with Cargill

From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Our two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. Pursuant to 10-year ethanol marketing agreements and 10-year distillers grain marketing agreements, Cargill purchases 100% of the ethanol and dried distillers grain produced at our facilities and, under 20-year corn supply agreements, supplies 100% of our corn for these facilities. We also have the opportunity to utilize Cargill’s risk management services. In addition, as of December 31, 2010, Cargill owned approximately 5% of our company and, following the completion of the Company’s Rights Offering and the issuance of common stock to Cargill described below, Cargill owned over 10% of our company. We believe that our relationship with Cargill provides us, and will continue to provide us, with a number of competitive advantages.

During the second quarter of 2008, the LLC entered into various derivative instruments with Cargill in order to manage exposure to commodity prices for corn and ethanol, generally through the use of futures, swaps, and option contracts. During August 2008, the market price of corn declined sharply, exposing the LLC to large unrealized losses and significant unmet margin calls under these contracts. In January 2009, the LLC and Cargill entered into an agreement that finalized the payment terms for the remaining $17.4 million owed to Cargill by the LLC related to these hedging losses. This debt was fully satisfied in February 2011 in connection with, and using a portion of the proceeds from, our Rights Offering and concurrent private placement described elsewhere in this Annual Report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Cargill debt agreement” elsewhere in this Annual Report.

Corn supply

Our ethanol facilities each require approximately 41 million bushels of corn per year in order to produce their undenatured nameplate capacity of 110 Mmgy of ethanol. Cargill supplies all of the corn to our facilities. Under the corn supply agreements, Cargill has agreed to deliver U.S. No. 2 yellow dent corn with maximum moisture of 15.0% and meeting certain other specifications. On a daily basis, Cargill provides bid sheets reflecting the expected price levels required to purchase corn for the upcoming delivery period at each of the plants. We pay the applicable corn futures price then in effect, less the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.045 per bushel.

We have also entered into concurrent 20-year leases of Cargill’s existing grain elevators at each of our Wood River and Fairmont sites. These elevators provide corn storage capacity to service the plants at normal operating levels plus excess capacity to allow us to purchase corn opportunistically, for example, based on seasonality.

Sales logistics

Both of our ethanol plants are located adjacent to a rail mainline operated by the Union Pacific Railroad. A railcar unit train loading facility capable of handling up to 100 cars has been constructed at each of the plants. We typically ship ethanol in 80-car unit trains, which hold approximately 2.4 million gallons of ethanol, roughly equivalent to 8 days of ethanol production at each of these plants. We also have storage capacity to accommodate approximately 9 days of ethanol production and 9 days of dried distillers grain production at each of these plants. Each of our plants also has road access for loading and transportation of ethanol and distillers grain by truck, as needed.

Under our ethanol marketing agreements and distillers grain marketing agreements, Cargill performs a number of logistics functions relating to the ethanol and dried distillers grain produced at our facilities, utilizing its extensive network of rail and trucking relationships. These functions include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments. Under the ethanol marketing agreements, we are responsible for providing tank railcars to service our facilities, and under the distillers grain marketing agreements, we are responsible for providing covered hopper railcars to service our facilities. As a result, we have entered into 10 year leases for approximately 609 tank railcars and 216 hopper railcars from Trinity Industries Leasing Company.

Marketing arrangements

Ethanol marketing

All of our ethanol is sold to Cargill as our third party marketer and distributor, for which Cargill is paid a commission. Cargill has established relationships with many of the leading end-users of ethanol products such as major oil companies and refiners, as well as independent jobbers, storage companies and transportation companies. Our ethanol that is sold in the United States is “pooled” into a cooperative system, which includes all ethanol produced by Cargill in the United States as well as ours, whereby we receive the average price of the ethanol sold for both producers in the marketing group. Each participant in the pool receives the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges are divided among pool participants based upon each participant’s ethanol volume in the pool rather than the location of the plant or the delivery point of the customer. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped un-denatured and are excluded from the marketing pool.

Under our arrangements with Cargill, we have the ability to opt out of the marketing pool described above. In order to opt out of the marketing pool, we would need to provide six months notice prior to the date on which ethanol will first be delivered under the contract or any anniversary of that date, except that we may be obligated to participate in the pool for up to 18 months to the extent necessary to allow Cargill to fulfill contractual commitments to deliver ethanol from the pool. We also have the ability to sell ethanol directly to end-customers on a long-term basis, using Cargill as an agent, and in the future we may do so if an attractive opportunity arises. In these circumstances, Cargill would continue to provide transportation and logistics services, would act as a contracting agent and would continue to be paid commissions by us. We will evaluate the desirability of selling ethanol directly to end-customers on an ongoing basis.

Distillers grain marketing

Under our distillers grain marketing agreements, all of the dried distillers grain produced at our two facilities is sold to Cargill as our third-party marketer and distributor, for which Cargill is paid a commission. Our dried distillers grain is primarily marketed nationally to agricultural customers for use as an animal feed ingredient. We market our wet distillers grain through an independent third-party marketer and, due to its limited shelf life and high freight cost, it is sold to local agricultural customers for use as an animal feed ingredient.

Other agreements with Cargill

In addition to the agreements described above, our relationship with Cargill with respect to each of our ethanol facilities is governed by a master agreement. Each of these master agreements provides certain terms and conditions that apply to all of our agreements with Cargill with respect to the relevant plant. The master agreements contain a right of first negotiation in favor of Cargill in the event we subsequently acquire or construct additional ethanol facilities. Under this right, Cargill and we have agreed to negotiate in good faith for Cargill to provide all of the commercial arrangements covered by our agreements with respect to any additional facilities. The master agreements also allow for payments due and owing to each party under all of our agreements with Cargill to be netted and offset by the parties, although we have not done so and do not expect to do so in the future.

We have leased Cargill’s grain facilities located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under each of these leases, as amended, which have an initial term of twenty years, the annual rental amount is $50,000 for the Fairmont plant and $250,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease would increase to $1,200,000 and $1,500,000, respectively, and increase annually based on the percentage change in the Consumer Price Index. Under the lease agreements, we are responsible for the maintenance and repair of the premises. We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

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

The Operating Subsidiaries entered into Omnibus Agreements with Cargill, which became effective on September 1, 2009. Pursuant to these agreements, Cargill agreed to extend payment terms for our corn purchases and defer a portion of certain fees payable to Cargill for one year. The deferred fees were to be payable to Cargill by the Operating Subsidiaries over a two-year period, and the payment terms for corn were to revert to the original terms beginning on September 1, 2010. On September 23, 2010, we entered into a Letter Agreement with Cargill that continues the extended payment terms for the duration of our corn supply agreements and reduces certain fees payable under those agreements and our ethanol and distillers grain marketing agreements. These agreements provide approximately $10.0 million in additional working capital over their duration. We deferred approximately $3.8 million in fees during the original one-year term of the Omnibus Agreements, which deferrals have been extended indefinitely under the Letter Agreement with Cargill.

Industry

Ethanol is a clean burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. In the United States, ethanol is produced primarily from corn. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. In addition, the Renewable Fuel Standard, or RFS, mandates that renewable biofuels comprise a certain minimum amount of the U.S. fuel supply. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol’s clean burning characteristics. In December 2010, the U.S. EPA approved ethanol blends of up to 15% in motor fuel, referred to as E15, for use in all cars manufactured in 2007 and later years. In January 2011, the U.S. EPA extended that approval to cars made between 2001 and 2006. Ethanol also comprises up to 85% of E85 fuel, although flexible fuel vehicles, or FFV’s, capable of using E85 fuel currently comprise a relatively small portion of the U.S. motor vehicles on the road.

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

Legislative and government policy support

As mandated by The Energy Independence and Security Act of 2007, or the 2007 Act, the RFS requires that 12.0 billion gallons of conventional biofuels, which includes corn-based ethanol, be blended into the U.S. fuel supply in 2010, increasing to 15.0 billion gallons per year by 2015. The 2007 Act also mandated an increasing overall use of renewable fuels for the years 2009 through 2022. The new targets are expected to be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and “advanced biofuels,” such as cellulosic ethanol and biomass based diesel. The RFS for advanced biofuels began in 2009 with 600 million gallons per year, and increases incrementally to 21.0 billion gallons of the overall mandate of 36.0 billion gallons of renewable fuel by 2022.

As it provides for mandatory minimums, the RFS sets a floor on the amount of ethanol to be consumed. According to the Renewable Fuels Association (“RFA”), industry capacity in the United States was approximately 14.0 billion gallons per year (“Bgpy”) as of January 2011, with an additional 565 Mgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 204 production facilities as of January 2011 with relatively few facilities under construction or expansion, and is primarily corn-based. The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels:

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

Favorable tax treatment

Refiners and blenders that blend ethanol with gasoline can also take advantage of Volumetric Ethanol Excise Tax Credits, or VEETC (commonly referred to as the “blenders’ credit”), that entitles them to a credit of $0.45 a gallon of ethanol — or $0.045 a gallon of gasoline for a 10% ethanol blend against the excise tax they pay on gasoline. We believe the VEETC will enable ethanol to continue to comprise a significant portion of the U.S. fuel supply. The blenders’ credit was originally scheduled to expire on December 31, 2010, but was extended by Congress to December 31, 2011. The benefit of the blenders’ tax credit can be captured by refiners or passed on to consumers.

Geopolitical concerns

The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices have ranged dramatically in recent years. As a domestic, renewable source of energy, ethanol can help to reduce the United States’ dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil. According to the Renewable Fuels Association, or RFA, the 13.2 billion gallons of ethanol produced in the U.S. in 2010 reduced demand for imported oil by 450 million barrels.

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

Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, domestic ethanol production was 13.2 billion gallons in 2010, produced at 204 bio-refineries nationwide. The top ten producers (including the Company) accounted for approximately 52% of the industry’s total estimated production capacity as of December 2010. Smaller producers and farmer-owned cooperatives, all of which have production capacities less than ours, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As of January 2011, the RFA estimated that approximately 565 Mgpy of additional production capacity was under construction at various new or existing ethanol facilities. As a result of the existing and projected increase in production, the ethanol industry faces the risk of excess capacity. See “Risk Factors — Risks relating to our business and industry — Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business”.

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

Federal tariff on imported ethanol

In 1980, Congress imposed a tariff on foreign produced ethanol, which typically is produced at a significantly lower cost from sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and was scheduled to expire on December 31, 2010, but was extended by Congress until December 31, 2011. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative. The Caribbean Basin Initiative provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the United States, with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development.

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

Step two: conversion and liquefaction, fermentation and evaporation systems

The meal is conveyed into slurry tanks for processing. The meal is mixed with water and enzymes and heated to break the ground grain into a fine slurry. The slurry is routed through pressure vessels and steam flashed in a flash vessel. This liquefied meal, now called “mash”, reaches a temperature of approximately 200° F, which reduces bacterial build-up. The sterilized mash is then pumped to a liquefaction tank where additional enzymes are added. This cooked mash continues through liquefaction tanks and is pumped into one of the fermenters, where propagated yeast is added, to begin a batch fermentation process.

The fermentation process converts the cooked mash into carbon dioxide and beer, which contains ethanol as well as all the solids from the original corn feedstock. The mash is kept in a fermentation tank for approximately two days. Circulation through heat exchangers keeps the mash at the proper temperature.

Step three: distillation and molecular sieve

After batch fermentation is complete, the fermented mash, now called “beer”, is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 96%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then denatured (rendered unfit for human consumption) by mixing up to approximately 2.0% unleaded gasoline to prepare it for sale in the U.S.

Step four: liquid-solid separation system

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

Competition

The markets where our ethanol is sold are highly competitive. According to the RFA, industry capacity in the United States was approximately 14.0 billion gallons per year as of January 2011, with an additional 565 Mgpy of capacity under construction. The ethanol industry in the United States consisted of approximately 204 production facilities as of January 2011 with relatively few new facilities under construction or expansion, and is primarily corn-based.

Over the past two years, the U.S. ethanol industry has witnessed significant acquisition activity by gasoline and oil refiners that has resulted in a number of relatively large companies competing in the production of ethanol. As a result, we compete with both a small number of large, integrated companies that produce ethanol, as well as with a larger number of smaller, dedicated ethanol producers.

The three largest ethanol producers (Archer Daniels Midland Company, Poet, and Valero Energy) together controlled approximately 32% of the ethanol produced in the United States as of the end of 2010.

Company	Producing Capacity Mmgy
Archer Daniels	1,800
Poet	1,625
Valero	1,110
Total	4,535
Market share of U.S. production capacity	32%

Source: Renewable Fuels Association, 2011 Ethanol Industry Outlook

In 2008 and 2009, a number of significant competitors in the ethanol industry and a variety of smaller producers filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The production facilities of these competitors were subsequently sold to either existing ethanol producers, such as Poet and Green Plains Renewable Energy, or to new entrants to the industry, such as Valero Energy, Murphy Oil, Koch Industries and Sunoco Oil, each of which is a blender, producer and/or retailer of gasoline. The impact of these large oil refiners and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors have acquired productive assets out of bankruptcy with improved capital structures, or without significant debt service obligations, could have the potential effect of placing us at a competitive disadvantage. See “Risk Factors — Risks relating to our business and industry — We may not be able to compete effectively.”

We also compete with other large ethanol producers such as Archer Daniels Midland, Abengoa Bioenergy Corporation, The Andersons and Pacific Ethanol Products. A number of our competitors have substantially greater financial and other resources than we do. The remainder of the industry is highly fragmented, consisting of many small, independent firms and farmer-owned cooperatives. Through our ethanol marketing agreements with Cargill, we compete with our competitors on a national basis.

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

Environmental matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. During the start-up and initial operation of our two plants, we have occasionally failed to meet all of the parameters of our air and water discharge permits. We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests have indicated that we are operating within our permitted limits. We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues. In Nebraska, we have not been subject to any enforcement action. In Minnesota, we have resolved all of our outstanding enforcement issues through a Stipulated Agreement with the state, which resulted in us paying a fine of $285,000 during 2010. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expire on July 31, 2011. As part of the Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to meet the water quality standards or implement alternative discharge solutions, such as a pipeline to a larger, more remote receiving stream. Each of these undertakings will require significant expenditures which we expect will represent a significant portion of our capital improvement budgets in Fairmont in 2011 and 2012.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate becomes authorized to emit hazardous air pollutants above the threshold level, we would be required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters. Although emissions from our plants are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

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

Employees

As of March 12, 2011, we had 149 full-time employees and 2 part-time employees, who are responsible for the management and operation of the Wood River and Fairmont plants. None of these employees are subject to a collective bargaining agreement.

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

The certificate of incorporation of BioFuel Energy Corp.:

•	authorizes two classes of common stock, common stock and Class B common stock, and also authorizes preferred stock. The Class B common stock, shares of which are held only by the holders of membership interests in the LLC (other than BioFuel Energy Corp.), provides its holders with no economic rights but entitles each holder to one vote with respect to all matters voted upon by holders of our common stock for each share of Class B common stock held; and
•	entitles the holders of membership interests in the LLC (other than BioFuel Energy Corp.) to exchange their Class B common stock along with their LLC membership units for shares of common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications. If a holder of Class B common stock exchanges any LLC membership units for shares of common stock, the shares of Class B common stock held by such holder and attributable to the exchanged LLC membership units will automatically be transferred to BioFuel Energy Corp. and be retired.

At December 31, 2010, we owned 78.7% of the LLC units with the remaining 21.3% owned by certain individuals and investment funds affiliated with certain of the original equity investors of the LLC. There were 26,275,334 shares of our common stock and 7,111,985 shares of our Class B common stock issued and outstanding as of December 31, 2010. The Class B common shares were held by the holders of membership interests in the LLC (other than BioFuel Energy Corp.), who also held 7,111,985 membership units in the LLC.

In February 2011, we completed a Rights Offering to the Company’s common stockholders of rights to purchase 63,773,603 depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. The transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. In contemplation of the Rights Offering, on September 23, 2010 we entered into a Letter Agreement with Cargill pursuant to which we issued 6,597,790 shares of common stock to Cargill on February 15, 2011, in exchange for the extinguishment of certain indebtedness.

Upon completion of the Rights Offering and concurrent private placement and giving effect to the Cargill share issuance, there were 96,646,727 shares of common stock and 25,481,247 shares of Class B common stock outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement” elsewhere in this Annual Report.

Holding company structure

BioFuel Energy Corp. is a holding company and its sole asset is its equity interest in the LLC. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. BioFuel Energy Corp. consolidates the financial results of the LLC and its subsidiaries. The ownership interest of the holders of membership interests in the LLC is reflected as a noncontrolling interest in BioFuel Energy Corp.’s consolidated financial statements.

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

The holders of membership units in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership units. Because BioFuel Energy Corp. owned approximately 78.7% of the total membership units in the LLC at December 31, 2010, BioFuel Energy Corp. was allocated approximately 78.7% of the net losses of the LLC. The remaining net losses were allocated to the other holders of membership interests in the LLC. These percentages are subject to change, including upon an exchange of membership units for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership units of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

BioFuel Energy Corp. does not intend to pay any dividends on its common stock. If, however, BioFuel Energy Corp. declares dividends on its common stock, the LLC will make distributions to BioFuel Energy Corp. in order to fund any dividends. If BioFuel Energy Corp. declares dividends, the other holders of membership interests in the LLC will be entitled to receive equivalent distributions pro rata based on their membership units in the LLC.

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

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. For example, from January 1, 2009 through December 31, 2010, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $6.29 per bushel, while CBOT ethanol prices ranged from $1.47 to $2.38 per gallon during the same period. However, the volatility in corn prices and the volatility in ethanol prices are not necessarily correlated, and as a result, the crush spread, as measured by CBOT prices, fluctuated widely throughout 2009, ranging from $0.06 per gallon to $0.68 per gallon, and during 2010, ranging from ($0.09) to $0.47. The actual commodity margins we realize may not be the same as the crush spreads reflected by CBOT market prices as a result of various factors, including differences in geographic basis paid for corn, varying ethanol sales prices in different markets and the timing differential between when we purchase corn and when we sell our products.

As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As reported in the audited consolidated financial statements included elsewhere with this Annual Report, we reported net losses of $25.2 million and $19.7 million for the years ended December 31, 2010 and December 31, 2009, respectively. During each of these years crush spreads fluctuated significantly.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $7.4 million of cash on hand as of December 31, 2010. Crush spreads have contracted since the end of 2010 and, should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. In 2011, we will be required to make, under the terms of our Senior Debt Facility, quarterly principal payments at a minimum amount of $3,150,000, plus accrued interest. In addition, we have fully utilized our debt service reserve availability under our $230 million Senior Credit Facility (of which $189.4 million was outstanding as of December 31, 2010). We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

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

We are currently limited in our ability to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.

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

The operating subsidiaries of the LLC that own and operate our Wood River and Fairmont plants have entered into a Senior Debt Facility with a group of financial institutions that is secured by substantially all of those subsidiaries’ assets. As of December 31, 2010, we had $189.4 million of indebtedness outstanding under our Senior Debt Facility.

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

Our ability to make payments on and refinance our Senior Debt Facility depends on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to our crush spread as well as general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. During our first two full years’ of operations, we have been unable to consistently generate positive cash flow, mostly due to the narrow crush spread. In addition, we have had, and continue to have, severely limited liquidity, with $7.4 million of cash on hand as of December 31, 2010. If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or raise additional capital, any or all of which we may not be able to do on commercially reasonable terms or at all. If we are unable to do so, we may be required to curtail operations or cease operating altogether, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code. Because the debt under our Senior Debt Facility subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

The terms of the Senior Debt Facility include customary events of default and covenants that limit the applicable subsidiaries from taking certain actions without obtaining the consent of the lenders. In particular, our Senior Debt Facility places significant restrictions on the ability of those subsidiaries to distribute cash to the LLC, which limits our ability to use cash generated by those subsidiaries for other purposes. In addition, the Senior Debt Facility restricts those subsidiaries’ ability to incur additional indebtedness. Under our Senior Debt Facility, if Cargill admits in writing its inability to, or is generally unable to, pay its debts as such debts become due, we will be deemed to be in default. In addition, should either of our subsidiaries that are borrowers under the Senior Debt Facility admit in writing its inability to, or is generally unable to, pay its debts as such debts become due, we will be deemed to be in default.

Any future debt facilities will likely be secured by substantially all our assets.

We expect that any debt we incur to finance future needs will be incurred either pursuant to an expanded version of our current Senior Debt Facility, a new, separate credit facility (which would require the consent of our existing banks) or a new corporate credit facility that would replace our current Senior Debt Facility. In any event, it is most likely that this indebtedness would be secured by substantially all of our assets. Because the debt under these facilities may subject substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. Moreover, because the Senior Debt Facility only contains limits on the amount of indebtedness that certain of our subsidiaries may incur, we have the ability to incur substantial additional indebtedness, and any additional indebtedness we incur could exacerbate the risks described above.

The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

The elimination of, or any significant reduction in, the blenders’ credit could have a material impact on our results of operations and financial position.  The cost of production of ethanol is made significantly more competitive with that of gasoline as a result of federal tax incentives. The Volumetric Ethanol Excise Tax Credit, commonly referred to as the “blenders’ credit,” is a federal excise tax incentive program that allows gasoline distributors that blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. The original $0.51 per gallon credit was reduced to $0.45 per gallon beginning on January 1, 2009 and was scheduled to expire on December 31, 2010. In December 2010, Congress extended the blenders’ credit for one year, until December 31, 2011. Because of budgetary pressures and other political factors, it is possible that the blenders’ credit will not be renewed beyond 2011 or will be renewed on different terms. If the blenders’ credit is not renewed, or is renewed at a reduced rate, it may decrease the demand for ethanol, which is likely to result in lower prices for ethanol, or it may result in a decrease in the price that gasoline blenders and marketers are able to pay for ethanol. In such event, there would likely be a material adverse affect on our results of operations, liquidity and financial condition.

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

Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.  Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the “blenders’ credit” ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their gasoline. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7.0% of U.S. production per year. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development. The tariff was scheduled to expire on December 31, 2010 but has been extended by Congress until December 31, 2011. If it is not extended further by Congress, imports of ethanol from non-exempt countries may increase. Production costs for ethanol in these countries can be significantly less than in the United States and the duty-free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol.

The effect of the Renewable Fuel Standard, or RFS, program in the Energy Independence and Security Act signed into law in December 2007 and the Energy Policy Act signed into law in August 2005 is uncertain.  The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates as the U.S. motor fuel supply switched from methyl tertiary butyl ether (MTBE) to ethanol. The Energy Independence and Security Act of 2007 and the Energy Policy Act of 2005, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels — ethanol, biodiesel or any other liquid fuel produced from biomass or biogas — to be blended with gasoline. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS and the energy bill have been in effect since September 2007, but the ultimate effects of these rules on the ethanol industry remain uncertain. In addition, the favorable ethanol provisions in the 2007 Act and 2005 Act may be adversely affected by the enactment of additional legislation.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.  Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirements. Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.

Our results and liquidity may be adversely affected by future hedging transactions and other strategies.

Although our ability to do so is presently limited due to limited financial resources, we may in the future enter into contracts to sell a portion of our ethanol and distillers grain production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities. From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn and natural gas. The financial statement impact of these activities will depend upon, among other things, the prices involved, changes in the underlying market price and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.

Although we will attempt to link our hedging activities to sales and production plans and pricing activities, such hedging activities can themselves result in losses. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. This risk can be increased in highly volatile conditions such as those recently experienced in corn and other commodities futures markets. A hedge position is often settled when the physical commodity is either purchased (corn and natural gas) or sold (ethanol or distillers grain). In the interim, we are and may continue to be subject to the risk of margin calls and other demands on our financial resources arising from hedging activities. We have experienced hedging losses in the past and we may experience hedging losses again in the future. We may also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial condition may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol. In addition, our significant indebtedness and debt service requirements increase the effect of changes in commodities prices on our cash flow, and may limit our ability to sustain our operations in the future.

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

The growth of the ethanol industry has led to significantly greater demand for corn. Cargill, which supplies corn for our plants, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. One of our competitors has constructed a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn increased significantly over historical levels in late 2010 and has remained high into the first quarter of 2011. We believe that this increase in corn prices is attributable in part to the increased demand from new ethanol production capacity. We cannot assure you that the price of corn will not rise significantly in the future, which could adversely affect our results of operations.

Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business.

According to the Renewable Fuels Association (the “RFA”), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 14.0 Bgpy at the end of 2010. The RFA estimates that, as of January 1, 2011, approximately 565 million gallons per year (Mgpy) of additional production capacity is under construction at various new and existing facilities. In addition, the Energy Information Agency (EIA) of the U.S. Department of Energy recently estimated that, during the month of December 2010, the most recent month for which statistics were available, daily ethanol production in the U.S. averaged 918,000 barrels per day, which would equate to an annualized output of approximately 14.1 Bgpy, exceeding the nameplate capacity for the industry. As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs).

Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of a decline in general economic conditions, as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. According to preliminary data published by the EIA, motor fuel consumption in the United States, which includes ethanol blended with gasoline, increased slightly to approximately 138.7 billion gallons in 2010 from 137.8 billion gallons the prior year. Management believes that this moderation in overall motor fuel consumption has been the result of the economic recession recently experienced in the U.S., and has also contributed to declining margins for ethanol.

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

Our operating results may suffer if Cargill does not perform its obligations under our contracts.  We have entered into an extensive commercial relationship with Cargill and will be dependent on Cargill for the success of our business. This relationship includes long-term marketing agreements with Cargill, under which Cargill has agreed to market and distribute 100% of the ethanol and dried distillers grain produced at our Wood River and Fairmont production plants. We have also entered into corn supply agreements with Cargill, under which Cargill supplies 100% of the corn for our Wood River and Fairmont plants. The success of our business depends on Cargill’s ability to provide our production plants with the required corn supply in a cost-effective manner and to market and distribute our products successfully. If Cargill defaults on payments owed to us, fails to perform any of its responsibilities or does not perform its responsibilities as effectively as we expect them to under our agreements, our results of operations will be adversely affected.

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

If we do not meet certain quality and quantity standards under our marketing agreements with Cargill, our results of operations may be adversely affected.  If our ethanol or dried distillers grain does not meet certain quality standards, Cargill may reject our products or accept our products and decrease the purchase price to reflect the inferior quality. In addition, if our dried distillers grain is subject to a recall reasonably determined by Cargill to be necessary, we will be responsible for all reasonable costs associated with the recall. If we fail to produce a sufficient amount of ethanol or dried distillers grain and, as a result, Cargill is required to purchase replacement products from third parties at a higher purchase price to meet sale commitments, we must pay Cargill the price difference plus a commission on the deficiency volume. Our failure to meet the quality and quantity standards in our marketing agreements with Cargill could adversely affect our results of operations.

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

We are subject to certain risks associated with our corn supply agreements with Cargill.  We have agreed to purchase our required corn supply for our Wood River and Fairmont plants exclusively from Cargill and pay Cargill a per bushel fee for all corn Cargill sells to us. We cannot assure you that the prices we pay for corn under our corn supply agreements with Cargill, together with the fee we have agreed to pay to Cargill, will be lower than the prices we could pay or that our competitors will be paying for corn from other sources.

Our interests may conflict with the interests of Cargill.  Cargill owns and operates two of its own ethanol plants, which are capable of producing approximately 120 Mmgy. In addition, we understand that Cargill may market ethanol for other third parties under the marketing pool arrangements described above. We cannot assure you that Cargill will not favor its own interests or those of other parties over our interests. Under our marketing agreements with Cargill, other than our right to terminate to the extent such conflict results in material quantifiable pecuniary loss, we have waived any claim of conflict of interest against Cargill for failure to use commercially reasonable efforts to maximize our returns to the extent such claims relate to an alleged conflict of interest or alleged preference to third parties for which Cargill provides marketing services. If we elected to terminate the marketing agreements in these circumstances, we would need to enter into replacement marketing arrangements with another party, which may not be possible at all or on terms as favorable as our current agreements with Cargill. To the extent a conflict of interest does not result in material quantifiable pecuniary loss, we would be without recourse against Cargill.

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

Corn is the principal raw material we use to produce ethanol and distillers grain. In 2010, corn costs represented approximately 71% of our cost of goods sold, and approximately 69% of our total operating expenses. Changes in the price of corn therefore significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customer. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 1, 2009 through December 31, 2010, spot corn prices, based on the Chicago Board of Trade, or CBOT, have ranged from a low of $3.01 per bushel in September 2009 to a high of $6.29 per bushel in December 2010, with prices averaging $3.99 per bushel during this two year period. As of December 31, 2010, the CBOT spot price of corn was $6.29 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

We rely upon third parties for our supply of natural gas, which we use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 1, 2009 through December 31, 2010, based on the New York Mercantile Exchange, or NYMEX, have ranged from a low of $2.51 per million British Thermal Units (Mmbtu) in September 2009 to a high of $6.07 per Mmbtu in January 2009, averaging $4.29 per Mmbtu during this two year period. As of December 31, 2010, the NYMEX spot price of natural gas was $4.41 per Mmbtu. These market conditions are often affected by factors beyond our control, such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Local variation in the cost or supply of natural gas at either plant may also negatively impact our operations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

We may not be able to compete effectively.

We compete with a number of significant ethanol producers in the United States, including Archer Daniels Midland Company, Valero Energy Corporation, Poet, Green Plains Renewable Energy, Inc., Koch Industries and Abengoa Bioenergy Corporation, Some of our competitors are divisions of larger enterprises and have substantially greater financial resources than we do. According to the RFA, the three largest producers (Archer Daniels Midland Company, Poet and Valero Energy Corporation) together control approximately 32% of the ethanol market as of the end of 2010.

In 2008 and 2009, a number of significant competitors in the ethanol industry and a variety of smaller producers filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The production facilities of these competitors were subsequently sold to either existing ethanol producers, such as Poet and Green Plains Renewable Energy, or to new entrants to the industry, such as Valero Energy, Murphy Oil, Koch Industries and Sunoco Oil, each of which is a blender, producer and/or retailer of gasoline. The impact of these large oil refiners and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors have acquired productive assets out of bankruptcy with improved capital structures, or without significant debt service obligations, could have the potential effect of placing us at a competitive disadvantage.

In addition to the larger sized competitors described above, there are many smaller competitors that have been able to compete successfully in the ethanol industry made up mostly of farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors. As many of these smaller competitors are farmer-owned, they receive greater government subsidies than we do and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. We expect competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases.

We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and at times may have cost structures that are substantially lower than ours depending on the market price of sugar or other feedstocks relative to corn. Although there is a $0.54 per gallon tariff on foreign-produced ethanol that is approximately equal to the federal blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative in order to spur economic development in Central America and the Caribbean. In addition, this tariff is currently scheduled to expire on December 31, 2011, and there can be no assurance that it will be renewed beyond that time. Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

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

Transportation delays, including those as a result of disruptions to infrastructure, could adversely affect our operations.

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

Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. Generally speaking, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer and winter. Due to the blenders’ credit, ethanol historically has traded at a per gallon premium to gasoline, although there have been times that ethanol has traded at a discount to gasoline. This discount, or price inversion, is believed to be the result of the rapid growth in the supply of ethanol compounded by the limited infrastructure and blending capacity required for distribution. Given our limited operating history, we do not know yet how these seasonal fluctuations will affect our operating results over time.

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

We are aware of certain plant design and construction defects that may impede the reliable and continuous operation of our plants, and as a result, our plants have not consistently operated at full capacity. While we have addressed a number of these reliability issues, we anticipate that we will encounter a variety of other reliability and operational issues that will require us to invest in capital improvements at our plants. However, our limited liquidity may prevent us from financing all of these initiatives and, even if completed, we cannot assure you that our initiatives will be successful or can be implemented in a timely fashion or without an extended period of interruption to operations. As a result, the operation of our plants has been more costly or inefficient than we anticipated, and this may recur in the future. Any inability to operate our plants at full capacity on a consistent basis could have a negative impact on our cash flows and liquidity.

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

During the start-up and initial operation of our two plants, we occasionally failed to meet all of the parameters of our air and water discharge permits. We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests indicate that we are operating within our permitted limits. We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues. In Nebraska, we have not been subject to any enforcement action. In Minnesota, we have resolved all of our outstanding enforcement issues through a Stipulated Agreement with the state, which resulted in us paying a fine of $285,000 during 2010. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expire on July 31, 2011. As part of the Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to meet the water quality standards or implement alternative discharge solutions, such as a pipeline to a larger, more remote receiving stream. Each of these undertakings will require significant expenditures which we expect will represent a significant portion of our capital improvement budgets in Fairmont in 2011 and 2012. However, we have no assurances at this time that we will be able to meet the timelines for implementing the proposed solutions or, if we are able to identify a solution, that the necessary equipment, technology or construction will not be prohibitively expensive or economically feasible. Failure to meet the water quality standards on or after the July 31, 2011 expiration date, or as otherwise set forth in the Stipulated Agreement, may result in additional enforcement actions, including substantial fines, and may result in legal actions by private parties, any one or combination of which could have a material adverse affect on our financial condition.

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

Although our common stock is listed on Nasdaq, the trading market is relatively illiquid. Upon completion of the Rights Offering and concurrent private placement, and after giving effect to the issuance of common stock to Cargill on February 15, 2011, there were approximately 96,646,727 shares of our common stock and 25,481,247 shares of our Class B common stock issued and outstanding, of which approximately 63% were held by certain of our “affiliates” and Cargill. As a result, there are relatively few shares in publicly traded hands, there are few institutional stockholders other than those controlled by certain of our affiliates and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

Our common stock could be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market under the symbol “BIOF.” The listing standards of The Nasdaq Global Market provide, among other things, that a company may be delisted if the bid price for its stock drops below $1.00 for a period of 30 consecutive business days. As of March 28, 2011, the closing bid price for our stock will have been below $1.00 for 15 consecutive business days. The closing bid price for our stock may remain below $1.00 for an additional 15 consecutive business days or, even if it does not, we cannot assure you that the bid price for our stock will not drop below $1.00 for 30 consecutive business days in the future. If either were to happen, the Nasdaq staff could send us a notice of non-compliance in the form of a Nasdaq Staff Determination Letter.

Even if we do not receive a Nasdaq Staff Determination Letter or cure our non-compliance within the grace period described below, we cannot assure you that the bid price for our stock will not drop below $1.00 for 30 consecutive business days again.

If we were to receive a Nasdaq Staff Determination Letter to this effect, we will have 180 days in which to satisfy the minimum bid price requirements for ten or more consecutive trading days. If we fail to comply with the listing standards, our common stock listing may be moved, in our discretion and subject to the satisfaction of certain listing requirements, including, without limitation, the payment of a listing fee, to the Nasdaq Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. Following a move of our listing to the Nasdaq Capital Market, we would have an additional 180 day period in which to become compliant with the minimum bid requirements or face delisting. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The price of our common stock may continue to be volatile.

The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;
•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	changes in general economic conditions;

•	changes in market prices for our products (ethanol and distillers grains) or for our raw materials (primarily corn and natural gas);
•	actions of certain of our affiliates, including sales of common stock by our Directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

Certain large stockholders’ shares may be sold into the market in the future, which could cause the market price of our common stock to decrease significantly.

As of December 31, 2010 we had outstanding approximately 25.5 million shares of common stock, excluding treasury shares, and 7.1 million shares of Class B common stock. Upon completion of the Rights Offering and concurrent private placement, and giving effect to the Cargill share issuance under the Cargill Letter Agreement, there were 95.8 million shares of common stock, excluding treasury shares, and 25.5 million shares of Class B common stock outstanding. Some of the shares of common stock were, when issued, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. These shares, including those owned by our “affiliates,” have either become eligible for sale in the public market under Rule 144 or will become eligible for sale upon satisfaction of the holding period requirements of Rule 144, subject, in the case of shares held by affiliates, to volume limitations and other restrictions contained in Rule 144. In addition, shares of Class B common stock may be converted at any time into shares of common stock and, once converted, become eligible for resale under Rule 144 subject to the holding period requirements and, in the case of shares held by affiliates, the volume restrictions of Rule 144. In addition, certain of these affiliates have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Accordingly, upon completion of the Rights Offering and concurrent private placement, and after giving effect to the issuance of common stock to Cargill, as described elsewhere in this Annual Report, certain affiliates of Greenlight Capital, Inc., with respect to the Class B common stock and common stock held by them, and certain affiliates of Third Point LLC, with respect to the common stock held by them, respectively, controlled approximately 35.2% and 17.3% of the voting power of BioFuel Energy Corp. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of prior or future acquisitions of our common stock, including but not limited to the recently consummated Rights Offering and periodic exchanges of membership interests in the LLC for shares of common stock.

As of December 31, 2010, we reported federal net operating loss (“NOL”) carryforwards of approximately $176.0 million, which will begin to expire if not used by December 31, 2028. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized for any reason. Our financial statements currently provide a partial valuation allowance against our NOL carryforwards.

Our ability to utilize our tax attributes, such as NOL carryforwards and tax credits (“Tax Attributes”), during future periods will depend in part on whether we have undergone an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For this purpose, an ownership change generally occurs if, as of any “testing date” (as defined under Section 382 of the Code), our “5-percent shareholders” have collectively increased their ownership in our common stock by more than 50 percentage points over their lowest percentage ownership at any time during the relevant testing period, which generally begins three years before each “testing date” transaction. In general, our 5-percent shareholders would include (i) any individual who owns 5% or more of our common stock and (ii) any “public group” that owns our common stock, in each case whether such shareholders own our common stock directly or indirectly through one or more higher tier entities that directly or indirectly own 5% or more of our common stock. A “public group” generally consists of any group of individuals each of whom directly or indirectly owns less than 5% of our common stock. An ownership change may therefore occur following substantial changes in the direct or indirect ownership of our outstanding stock by one or more 5-percent shareholders over this period.

After an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our post-change taxable income that may be offset by our pre-change Tax Attributes. The limitation imposed by Section 382 for any post-change year is generally determined by multiplying the value of our common stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years. In addition, the limitation may be increased under certain circumstances by any “built-in gain” in our assets at the time of the ownership change. It is unclear whether all or a portion of our Tax Attributes are or will be subject to a limitation under Section 382 of the Code as a result of prior or future acquisitions of our common stock by 5-percent shareholders, including but not limited to the recently consummated Rights Offering, periodic exchanges of membership interests in the LLC for shares of our common stock and certain changes in the ownership of any entity that owns 5% or more of our common stock.

If our Tax Attributes are not currently subject to limitation under Section 382 of the Code, our Board of Directors may take actions to impose transfer restrictions or other protective mechanisms, including the adoption of a “tax benefit preservation plan,” to reduce the likelihood of a future ownership change. Any such plan, if adopted, would be adopted on terms and conditions approved by our Board of Directors.

Our ability to use our Tax Attributes will also depend on the amount of taxable income we generate in future periods. Even without regard to Section 382 of the Code, therefore, all or a portion of our Tax Attributes may expire before we generate sufficient taxable income to utilize them.

We will be required to pay certain holders of membership interests in the LLC for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges of BioFuel Energy, LLC membership units for shares of our common stock.

The membership units in the LLC held by members other than BioFuel Energy Corp. may be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. At the current trading price, which was $0.86 as of March 22, 2011, we do not anticipate any material change in the tax basis of the LLC’s assets.

We have entered into a tax benefit sharing agreement with certain holders of membership interests in the LLC that will provide for the payment by us to such holders of LLC membership interests of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. The increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. As a result of the size of the increases in the tax basis of the tangible and intangible assets of the LLC attributable to our interest in the LLC, during the expected term of the tax benefit sharing agreement, we expect that the payments that we may make to these holders LLC membership interests could be substantial.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the holders of interests in the LLC will not reimburse us for any payments that may previously have been made under the tax benefit sharing agreement. As a result, in certain circumstances we could make payments to these holders of LLC membership interests under the tax benefit sharing agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax benefit sharing agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Provisions in our charter documents and our organizational structure may delay or prevent our acquisition by a third party or may reduce the value of your investment.

Some provisions in our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our Board of Directors may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate Directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Our corporate structure, which provides our historical LLC equity investors, through the shares of Class B common stock they will hold, a number of votes equal to the number of shares of common stock issuable upon exchange of their membership units in the LLC, may also have the effect of delaying, deferring or preventing a future takeover or change in control of our company. The existence of these provisions and this structure could also limit the price that investors may be willing to pay in the future for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Headquarters

Our corporate headquarters are located at 1600 Broadway, Suite 2200, Denver, Colorado, where we currently lease approximately 9,000 square feet of office space.

Production Facilities

The table below provides an overview of our Wood River, Nebraska and Fairmont, Minnesota ethanol plants, which began operations in 2008.

	Wood River Plant	Fairmont Plant
Date operations began	June, 2008	June, 2008
Annual nameplate ethanol production capacity, undenatured	110 Mmgy	110 Mmgy
Ownership	100%	100%
Production process	dry-milling	dry-milling
Primary energy source	natural gas	natural gas
Estimated distillers grain production (dry equivalents) per year	360,000 tons	360,000 tons
Transportation	Union Pacific	Union Pacific

Wood River plant

Our Wood River production plant began operations late in the second quarter of 2008 and reached substantial completion in December 2008. The plant is located on an approximately 125 acre site owned by us approximately 100 miles west of Lincoln, Nebraska. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the site’s lateral pipeline is provided by the Kinder Morgan Interstate Pipeline. Electricity to the site is being provided by Southern Power District. We have drilled our own wells for water needed at the facility.

Fairmont plant

Our Fairmont production plant began operations late in the second quarter of 2008 and reached substantial completion in December 2008. The plant is located on an approximately 200 acre site owned by us approximately 150 miles southwest of Minneapolis, Minnesota. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the plant’s lateral pipeline is provided by the Northern Border Interstate Pipeline. Electricity to the site is being provided by Federated Rural Electric Association. Wells on the site provide water needed at the facility.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. REMOVED AND RESERVED

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

Year ended, December 31, 2009	High	Low
First Quarter	$0.47	$0.26
Second Quarter	$1.45	$0.25
Third Quarter	$0.77	$0.57
Fourth Quarter	$3.77	$0.84

Year ended, December 31, 2010	High	Low
First Quarter	$4.13	$2.75
Second Quarter	$3.14	$1.33
Third Quarter	$2.22	$1.10
Fourth Quarter	$2.91	$1.39

On March 22, 2011, the closing price of our common stock was $0.86. On March 22, 2011, there were approximately 32 stockholders of record of our common stock and 13 stockholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 22, 2011, there were 103,736,236 common shares outstanding, net of 809,606 shares held in treasury, and 19,328,132 Class B common shares outstanding.

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

Equity Compensation Plans

For the information required by this item concerning equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of BioFuel Energy Corp. as of December 31, 2010 and 2009 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

You should read the selected historical financial data in conjunction with the information included under the heading “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Years Ended December 31,
	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$453,415	$415,514
Cost of goods sold	454,638	404,750
Gross profit (loss)	(1,223)	10,764
General and administrative expenses:
Compensation expense	6,830	6,160
Other expense	5,565	9,327
Other operating expense	—	150
Operating loss	(13,618)	(4,873)
Other income (expense):
Interest income	—	78
Interest expense	(11,605)	(14,906)
Other non-operating expense	—	(1)
Loss before income taxes	(25,223)	(19,702)
Less: Net loss attributable to the noncontrolling interest	5,240	6,072
Net loss attributable to BioFuel Energy Corp. common stockholders	$(19,983)	$(13,630)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.79)	$(0.57)
Basic and diluted weighted average number of common shares	25,421	23,792

	December 31,
	2010	2009
	(in thousands)
Balance Sheet Data
Cash and equivalents	$7,428	$6,109
Current assets	63,810	53,593
Property, plant and equipment, net	260,078	284,362
Total assets	331,711	346,775
Current liabilities	52,238	40,830
Long-term debt, net of current portion	215,479	220,754
Total liabilities	277,289	268,880
Noncontrolling interest	252	5,660
BioFuel Energy Corp. stockholders’ equity	54,170	72,235
Total liabilities and equity	331,711	346,775

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

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). We work closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. At each location, Cargill has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol and dry distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC.

In February 2011, we completed a Rights Offering to the Company’s common stockholders of rights to purchase 63,773,603 depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. The transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. In contemplation of the Rights Offering, on September 23, 2010 we entered into a Letter Agreement with Cargill pursuant to which we issued 6,597,790 shares of common stock to Cargill on February 15, 2011, in exchange for the extinguishment of certain indebtedness.

Upon completion of the Rights Offering and concurrent private placement and giving effect to the Cargill share issuance, there were 96,646,727 shares of common stock and 25,481,247 shares of Class B common stock outstanding. See “— Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement”.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. For example, from January 1, 2009 through December 31, 2010, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.01 to $6.29 per bushel, while CBOT ethanol prices ranged from $1.47 to $2.38 per gallon during the same period. However, the volatility in corn prices and the volatility in ethanol prices are not necessarily correlated, and as a result, the crush spread, as measured by CBOT prices, fluctuated widely throughout 2009, ranging from $0.06 per gallon to $0.68 per gallon, and during 2010, ranging from ($0.09) to $0.47. The actual commodity margins we realize may not be the same as the crush spreads reflected by CBOT market prices as a result of various factors, including differences in geographic basis paid for corn, varying ethanol sales prices in different markets and the timing differential between when we purchase corn and when we sell our products.

As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As reported in the audited consolidated financial statements included elsewhere within this Annual Report, we reported net losses of $25.2 million and $19.7 million for the years ended December 31, 2010 and December 31, 2009, respectively. During each of these years crush spreads fluctuated significantly.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $7.4 million of cash on hand as of December 31, 2010. Crush spreads have contracted since the end of 2010 and, should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. In 2011, we will be required to make, under the terms of our Senior Debt Facility, quarterly principal payments at a minimum amount of $3,150,000, plus accrued interest. In addition, we have fully utilized our debt service reserve availability under our $230 million Senior Credit Facility (of which $189.4 million was outstanding as of December 31, 2010). We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future. However, our experience with these financial instruments has been largely unsuccessful. See “Risk Factors — Risks relating to our business and industry — Our results and liquidity may be adversely affected by future hedging transactions and other strategies.” In addition, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future. In addition, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated. See “Risk Factors — Risks relating to our business and industry — We are currently limited in our ability to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.”

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

Corn is our most significant raw material cost. Historically, rising corn prices result in lower profit margins because ethanol producers are unable to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply for corn and for other agricultural commodities for which it may be substituted, such as soybeans. Historically, the cash price we pay for corn, relative to the spot price of corn, tends to rise during the spring planting season in April and May as the local basis (i.e., discount) contracts, and tends to decrease relative to the spot price during the fall harvest in October and November as the local basis expands.

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

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, travel, office rent, marketing and other expenses, including expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, directors’ fees, and listing and transfer agent fees.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

At December 31, 2010, the Company owned 78.7% of the LLC and the remainder was owned by certain individuals and investment funds affiliated with some of our original equity investors. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 21.3% holders is reported as noncontrolling interest in our Consolidated Statements of Operations.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Years Ended December 31,
	2010		2009
	(dollars in thousands)
Net sales	$453,415	100.0%	$415,514	100.0%
Cost of goods sold	454,638	100.3	404,750	97.4
Gross profit (loss)	(1,223)	(0.3)	10,764	2.6
General and administrative expenses	12,395	2.7	15,487	3.8
Other operating expense	—	—	150	0.0
Operating loss	(13,618)	(3.0)	(4,873)	(1.2)
Other expense	(11,605)	(2.6)	(14,829)	(3.6)
Net loss	(25,223)	(5.6)	(19,702)	(4.8)
Less: Net loss attributable to the noncontrolling interest	5,240	1.2	6,072	1.5
Net loss attributable to BioFuel Energy Corp. common stockholders	$(19,983)	(4.4)%	$(13,630)	(3.3)%

The following table sets forth key operational data for the years ended December 31, 2010 and 2009 that we believe are important indicators of our results of operations:

	Years Ended December 31,
	2010	2009
Ethanol sold (denatured gallons, in thousands)	224,187	218,389
Dry distillers grains sold (tons, in thousands)	498.1	484.6
Wet distillers grains sold (tons, in thousands)	362.1	370.8
Average price of ethanol sold (per gallon)	$1.77	$1.64
Average price of dry distillers grains sold (per ton)	$102.38	$106.45
Average price of wet distillers grains sold (per ton)	$28.61	$33.18
Average corn cost (per bushel)	$4.02	$3.61

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales:  Net Sales were $453,415,000 for the year ended December 31, 2010 compared to $415,514,000 for the year ended December 31, 2009, an increase of $37,901,000 or 9.1%. This increase was attributable to an increase in ethanol revenues of $40,019,000, which was partially offset by a decrease in distillers grain revenues of $2,118,000. The increase in ethanol revenue was due to both an increase in the per unit price we received and the quantity of ethanol sold. Higher sales volumes resulted from higher production volumes for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in distillers grains revenue was primarily due to a decrease in the per unit price we received.

Cost of goods sold:  The following table sets forth the components of cost of goods sold for the years ended December 31, 2010 and December 31, 2009:

	Years Ended December 31,
	2010		2009
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$323,884	$1.44	$284,883	$1.30
Natural gas	32,562	$0.15	26,526	$0.12
Denaturant	8,865	$0.04	7,037	$0.03
Electricity	13,277	$0.06	12,125	$0.06
Chemicals and enzymes	16,528	$0.07	16,707	$0.08
General operating expenses	33,813	$0.15	32,194	$0.15
Depreciation	25,709	$0.11	25,278	$0.12
Cost of goods sold	$454,638		$404,750

Cost of goods sold was $454,638,000 for the year ended December 31, 2010 compared to $404,750,000 for the year ended December 31, 2009, an increase of $49,888,000 or 12.3%. The increase was primarily attributable to a $39,001,000 increase in the cost of corn, and a $6,036,000 increase in natural gas costs. The increase in corn cost was attributable to an increase in the price per bushel paid for corn and a slight increase in the number of bushels ground, partially offset by an increase in yield, that is, in the amount of ethanol we were able to produce per bushel of corn used. The increase in natural gas cost was attributable to a higher price per million British Thermal Units (Mmbtu).

General and administrative expenses:  General and administrative expenses decreased $3,092,000 or 20.0%, to $12,395,000 for the year ended December 31, 2010, compared to $15,487,000 for the year ended December 31, 2009. The decrease was primarily due to a decrease in legal and financial advisory expenses of $3,912,000, partially offset by an increase in share based compensation expense of $1,022,000. The legal and financial advisory expenses incurred during the year ended December 31, 2009 primarily related to the Company’s negotiations with the lenders under the Senior Debt facility concerning restructuring and loan conversion and totaled $4,854,000. During the year ended December 31, 2010, the Company incurred $942,000 of legal and financial advisory expenses related to negotiations with those lenders.

Other income (expense):  Interest expense was $11,605,000 for the year ended December 31, 2010, compared to $14,906,000 for the year ended December 31, 2009, a decrease of $3,301,000 or 22.0%. During the year ended December 31, 2009, the Company paid $2,841,000 relating to two interest rate swaps, both of which were in effect for the entire period. During the year ended December 31, 2010, the Company paid $197,000 as only one swap remained in effect for the first two months of the year. The remaining decrease was primarily attributable to a $1,400,000 decrease as a result of the higher default interest rate the Company was required to pay on the Senior Debt facility for the period of June 2009 through September 2009.

Noncontrolling Interest:  The net loss attributable to the noncontrolling interest decreased $832,000 to $5,240,000 for the year ended December 31, 2010, compared to $6,072,000 for the year ended December 31, 2009. The decrease was attributable to a decrease in the percentage ownership of the noncontrolling interest during those periods, which was partially offset by the Company’s increased net loss for the year ended December 31, 2010.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the years ended December 31, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2010	2009
Cash provided by (used in):
Operating activities	$12,867	$(9,381)
Investing activities	(4,576)	(9,967)
Financing activities	(6,972)	13,158
Net increase (decrease) in cash and equivalents	$1,319	$(6,190)

Cash provided by (used in) operating activities.  Net cash provided by operating activities was $12,867,000 for the year ended December 31, 2010, compared to net cash used in operating activities of $9,381,000 for the year ended December 31, 2009. For the year ended December 31, 2010, the amount was primarily comprised of a net loss of $25,223,000 which was offset by working capital sources of $6,233,000 and non-cash charges of $31,857,000, which were primarily depreciation and amortization. Working capital sources primarily related to increases in accounts payable and other assets and liabilities partially offset by increases in accounts receivable and inventories. For the year ended December 31, 2009, the amount was primarily comprised of a net loss of $19,702,000, and working capital uses of $18,229,000, which were offset by non-cash charges of $28,550,000, which were primarily depreciation and amortization.

Cash used in investing activities.  Net cash used in investing activities was $4,576,000 for the year ended December 31, 2010, compared to $9,967,000 for the year ended December 31, 2009. The net cash used in investing activities during the year ended December 31, 2010 was for various capital expenditure projects at the plants. The net cash used in investing activities during the year ended December 31, 2009 was primarily comprised of the payment of the construction retainage to TIC, the general contractor that constructed our two plants, which totaled $9,407,000, and $4,903,000 for various capital expenditures at the plants, which was partially offset by the Company redeeming four certificates of deposit totaling $4,043,000.

Cash provided by (used in) financing activities.  Net cash used in financing activities was $6,972,000 for the year ended December 31, 2010, compared to net cash provided by financing activities of $13,158,000 for the year ended December 31, 2009. For the year ended December 31, 2010, the amount was primarily comprised of $6,593,000 of borrowings under our term loan facility, $1,500,000 of borrowings under our working capital facility, and $19,421,000 of borrowings under our bridge loan, which were offset by $12,600,000 in principal payments under our term loan facility, $18,000,000 in principal payments under our working capital facility, $1,074,000 in payments of notes payable and capital leases, and $2,812,000 in payments for debt and equity issuance costs. For the year ended December 31, 2009 the amount was primarily comprised of $3,000,000 of borrowings under our working capital facility and $20,537,000 in borrowings under our term loan (formerly construction loan) facility, which were partially offset by $1,233,000 in principal payments on subordinated debt, $6,300,000 in principal payments under the term loan facility, and $3,500,000 in principal payments under our working capital facility.

Our principal source of liquidity at December 31, 2010 consisted of cash and equivalents of $7,428,000.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements, and general corporate purposes. As noted elsewhere in this Annual Report, crush spreads fluctuated significantly in 2010, resulting in a net loss of $25.2 million and we continue to have limited liquidity. Crush spreads have contracted since the end of 2010, and we cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. In the event crush spreads narrow further, we may choose to curtail or cease operations at our plants. In addition, if crush spreads were to remain at current levels for an extended period of time, we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt. Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

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

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of December 31, 2010 there remained $189.4 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

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

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at December 31, 2010 was 3.3%.

Debt issuance fees and expenses of $8.5 million ($3.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through December 31, 2010. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

Subordinated Debt agreement

The LLC was the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. In January 2009, the LLC and the Subordinated Debt lenders entered into a waiver and amendment agreement to the Subordinated Debt agreement. Under the waiver and amendment, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that applied until the debt owed to Cargill, under an agreement entered into simultaneously, was paid in full. As of December 31, 2010, the LLC had $21.4 million outstanding under the Subordinated Debt. On February 4, 2011, the Company paid off the outstanding Subordinated Debt balance of $21.5 million, including accrued interest, with a portion of the proceeds from its Rights Offering. See “— Rights Offering and LLC Concurrent Private Placement.”

Debt issuance fees and expenses of $5.5 million ($1.1 million, net of accumulated amortization) had been incurred in connection with the Subordinated Debt at December 31, 2010. Debt issuance costs associated with the Subordinated Debt were deferred and amortized and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $1.1 million were expensed when the Subordinated Debt balance was paid off.

Cargill debt agreement

In January 2009, the LLC and Cargill entered into the Cargill Agreement which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Debt was being accounted for as a troubled debt restructuring and as of December 31, 2010 the carrying amount of the debt was $14.4 million. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from the Rights Offering and, pursuant to the original terms of the Cargill Debt, Cargill forgave $2.8 million of the principal balance plus accrued interest on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining outstanding principal balance and accrued interest owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill. See “— Rights Offering and LLC Concurrent Private Placement.”

Bridge Loan facility

On September 24, 2010, the Company entered into a Bridge Loan Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC (together, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the “Bridge Loan”). The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay certain fees and expenses of the transaction, which consisted of a bridge loan funding fee of $0.8 million and a backstop commitment fee of $0.7 million. The Bridge Loan was secured by a pledge of the Company's equity interest in the LLC. The Bridge Loan accrued interest at a rate of 12.5% per annum, compounded quarterly. On February 4, 2011, the Company paid off the outstanding Bridge Loan balance of $20.3 million, including accrued interest, with a portion of the proceeds from its Rights Offering. See “— Rights Offering and LLC Concurrent Private Placement.”

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt. The Operating Subsidiaries entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note requires 36 monthly payments of principal and interest and matures in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the

Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008. Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $93,000 and $468,000 in 2010 and 2009, respectively, as a portion of the note payments.

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into the Rights Offering Letter Agreement with the Bridge Loan Lenders pursuant to which the Company agreed to commence a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to the Company’s common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. The transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full the Bridge Loan, (ii) repay in full the Company’s obligations under the Subordinated Debt, (iii) repay a portion of the Cargill Debt, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share and participate in the LLC’s concurrent private placement for the full basic purchase privileges, which we refer to as their “Basic Commitment” and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering and/or all of the available preferred membership interests in the LLC not sold in the concurrent private placement, which we refer to as their “Backstop Commitment”. The Bridge Loan Lenders purchased $0.9 million of depositary shares not otherwise sold in the Rights Offering pursuant to their Backstop Commitment. In consideration of their Backstop Commitment, the Company paid the Bridge Loan Lenders $0.9 million.

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering to repay a portion of the Cargill Debt, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms, and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for their forgiveness of the remaining principal balance of the Cargill Debt, the number of shares to be determined by the weighted average price of the Company’s common stock for the 10 consecutive trading days following completion of the Rights Offering. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining principal amount of the Cargill Debt. Upon completion of the Rights Offering and concurrent private placement and giving effect to the Cargill share issuance, there were 96,646,727 shares of common stock and 25,481,247 shares of Class B common stock outstanding.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2010 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The most significant component of our deferred tax asset balance relates to our net operating loss and credit carryforwards. As the Company has incurred losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2009 to December 31, 2010, the CBOT ethanol prices have fluctuated from a low of $1.47 per gallon in July 2009 to a high of $2.38 per gallon in December 2010 and averaged $1.75 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.00 per bushel, we estimate that corn will represent approximately 81% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From January 1, 2009 to December 31, 2010 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $6.29 per bushel in December 2010 and averaged $3.99 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.00 per bushel and recent natural gas prices of $4.46 per Mmbtu, we estimate that natural gas will represent approximately 5% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2009 to December 31, 2010, the Nymex price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $6.07 per Mmbtu in January 2009 and averaged $4.29 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for 2011. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of December 31, 2010, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2011 production. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during 2011.

	Volume Requirements	Units	Price per Unit at December 31, 2010	Hypothetical Adverse Change in Price	Change in 2011 Pre-tax Income
	(in millions)				(in millions)
Ethanol	236.1	Gallons	$2.36	10%	$(55.7)
Dry Distillers	0.6	Tons	$147.00	10%	$(8.8)
Wet Distillers	0.4	Tons	$50.00	10%	$(2.0)
Corn	84.6	Bushels	$6.00	10%	$(50.8)
Natural Gas	7.0	Mmbtu	$4.46	10%	$(3.1)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of December 31, 2010, we had borrowed $189.4 million under our Senior Debt facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,894,000 on our annual interest expense.

At December 31, 2010, we had $7.4 million of cash and equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits. The money market mutual funds are not invested in any auction rate securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 29, 2011

BioFuel Energy Corp.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and equivalents	$7,428	$6,109
Accounts receivable	27,802	23,745
Inventories	23,689	20,885
Prepaid expenses	1,561	2,529
Other current assets	3,330	325
Total current assets	63,810	53,593
Property, plant and equipment, net	260,078	284,362
Debt issuance costs, net	4,979	6,472
Other assets	2,844	2,348
Total assets	$331,711	$346,775
Liabilities and equity
Current liabilities
Accounts payable	$16,487	$8,066
Derivative financial instrument	—	315
Current portion of long-term debt	33,031	30,174
Current portion of tax increment financing	343	318
Other current liabilities	2,377	1,957
Total current liabilities	52,238	40,830
Long-term debt, net of current portion	215,479	220,754
Tax increment financing, net of current portion	5,245	5,591
Other non-current liabilities	4,327	1,705
Total liabilities	277,289	268,880
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010 and 25,932,741 shares outstanding at December 31, 2009	262	259
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010 and 7,448,585 shares outstanding at December 31, 2009	71	74
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2010 and December 31, 2009	(4,316)	(4,316)
Additional paid-in capital	138,713	137,037
Accumulated other comprehensive loss	—	(242)
Accumulated deficit	(80,560)	(60,577)
Total BioFuel Energy Corp. stockholders’ equity	54,170	72,235
Noncontrolling interest	252	5,660
Total equity	54,422	77,895
Total liabilities and equity	$331,711	$346,775

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Net sales	$453,415	$415,514
Cost of goods sold	454,638	404,750
Gross profit (loss)	(1,223)	10,764
General and administrative expenses:
Compensation expense	6,830	6,160
Other	5,565	9,327
Other operating expense	—	150
Operating loss	(13,618)	(4,873)
Other income (expense):
Interest income	—	78
Interest expense	(11,605)	(14,906)
Other non-operating expense	—	(1)
Loss before income taxes	(25,223)	(19,702)
Income tax provision (benefit)	—	—
Net loss	(25,223)	(19,702)
Less: Net loss attributable to the noncontrolling interest	5,240	6,072
Net loss attributable to BioFuel Energy Corp. common stockholders	$(19,983)	$(13,630)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.79)	$(0.57)
Weighted average shares outstanding-basic and diluted	25,421	23,792

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity
Years Ended December 31, 2010 and December 31, 2009

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	23,318,636	$233	10,082,248	$101	$(4,316)	$134,360	$(46,947)	$(2,741)	$80,690	$14,069	$94,759
Stock based compensation	—	—	—	—	—	413	—	—	413	—	413
Exchange of Class B shares to common	2,633,663	27	(2,633,663)	(27)	—	2,263	—	(121)	2,142	(2,142)	—
Issuance of restricted stock, (net of forfeitures)	(19,558)	(1)	—	—	—	1	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	2,321	2,321	853	3,174
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	299	299	(1,048)	(749)
Net loss	—	—	—	—	—	—	(13,630)	—	(13,630)	(6,072)	(19,702)
Total comprehensive loss									(11,010)	(6,267)	(17,277)
Balance at December 31, 2009	25,932,741	$259	7,448,585	$74	$(4,316)	$137,037	$(60,577)	$(242)	$72,235	$5,660	$77,895
Stock based compensation	—	—	—	—	—	1,435	—	—	1,435	—	1,435
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	236	(236)	—
Issuance of restricted stock, (net of forfeitures)	5,993	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	92	26	118
Net loss	—	—	—	—	—	—	(19,983)	—	(19,983)	(5,240)	(25,223)
Total comprehensive loss									(19,736)	(5,172)	(24,908)
Balance at December 31, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,713	$(80,560)	$—	$54,170	$252	$54,422

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(25,223)	$(19,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation expense	1,435	413
Depreciation and amortization	28,720	28,137
Loss on disposal of assets	1,702	—
Changes in operating assets and liabilities:
Accounts receivable	(4,057)	(7,076)
Inventories	(2,804)	(5,956)
Prepaid expenses	968	(376)
Accounts payable	8,685	(3,322)
Other current liabilities	420	(2,092)
Other assets and liabilities	3,021	593
Net cash provided by (used in) operating activities	12,867	(9,381)
Cash flows from investing activities
Capital expenditures (including payment of construction retainage)	(4,576)	(14,310)
Proceeds from insurance claim	—	300
Redemption of certificates of deposit	—	4,043
Net cash used in investing activities	(4,576)	(9,967)
Cash flows from financing activities
Proceeds from issuance of debt	27,514	23,537
Repayment of debt	(30,600)	(11,033)
Withdrawal from debt service reserve	—	1,615
Repayment of notes payable and capital leases	(1,074)	(961)
Payment of equity offering costs	(1,857)	—
Payment of debt issuance costs	(955)	—
Net cash provided by (used in) financing activities	(6,972)	13,158
Net increase (decrease) in cash and equivalents	1,319	(6,190)
Cash and equivalents, beginning of period	6,109	12,299
Cash and equivalents, end of period	$7,428	$6,109
Cash paid for taxes	$5	$8
Cash paid for interest	$7,643	$13,260
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$83	$347
Additions to property, plant and equipment financed with notes payable and capital lease	$—	$493
Additions to equity offering and debt issuance costs unpaid during period	$1,078	$—

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, and Liquidity Considerations

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual undenatured nameplate production capacity of approximately 220 million gallons per year (“Mmgy”), based on the maximum amount of permitted denaturant, commenced start-up and began commercial operations in June 2008. At each location Cargill, Incorporated (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. Cargill provides corn procurement services, purchases the ethanol and dry distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At December 31, 2010, the Company owned 78.7% of the LLC membership units with the remaining 21.3% owned by certain individuals and investment funds affiliated with some of our original equity investors of the LLC. The Class B common shares of the Company are held by certain individuals and investment funds affiliated with some of our original equity investors of the LLC, who held 7,111,985 membership units in the LLC as of December 31, 2010 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. During the year ended December 31, 2010, unit holders exchanged 336,600 membership units in the LLC for common stock of the Company. LLC membership units held by certain individuals and investment funds affiliated with some of our original equity investors are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at December 31, 2010 and 2009 was $335.1 million and $354.3 million, respectively, and such assets are collateral for the LLC’s subsidiaries’ obligations under our Senior Debt facility with a group of lenders (see Note 5 — Long-Term Debt). Our Senior Debt facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company reported net losses of $25.2 million and $19.7 million for the years ended December 31, 2010 and December 31, 2009, respectively. During each of these years crush spreads fluctuated significantly.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $7.4 million of cash on hand as of December 31, 2010. Crush spreads have contracted since the end of 2010 and, should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. In 2011, we will be required to make, under the terms of our Senior Debt facility, quarterly principal payments at a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, and Liquidity Considerations  – (continued)

fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to increase or conduct any of these hedging activities in the future.

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

Revenue Recognition

The Company sells its ethanol and distillers grain products under the terms of marketing agreements. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol and distillers grain. In accordance with our marketing agreements, the Company records its revenues based on the amounts payable to us at the time of our sales of ethanol and distillers grain. The amount payable for ethanol is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. The amount payable for distillers grain is equal to the market price of distillers grain at the time of sale less a commission.

Cost of goods sold

Cost of goods sold primarily includes costs of raw materials (primarily corn from Cargill and natural gas), purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, travel, office rent, marketing and other expenses, including certain expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, directors’ fees, and listing and transfer agent fees.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Cash and Equivalents

Cash and equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2010, we had $7.4 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of December 31, 2010 and 2009, no allowance was considered necessary.

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

During the years ended December 31, 2010 and 2009, the Company recorded sales to Cargill representing 99% and 100.0%, respectively, of total net sales. As of December 31, 2010 and 2009, the LLC, through its subsidiaries, had receivables from Cargill of $27.4 million and $23.7 million, respectively, representing 99% and 100% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the years ended December 31, 2010 and 2009, corn purchases from Cargill totaled $326.3 million and $287.1 million, respectively. As of December 31, 2010 and 2009, the LLC, through its subsidiaries, had payables to Cargill of $11.6 million and $2.1 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies and chemicals, and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$14,278	$12,292
Work in process	4,510	2,883
Finished goods	4,901	5,710
	$23,689	$20,885

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Years
Land improvements	20 – 30
Buildings and improvements	7 – 40
Machinery and equipment:
Railroad equipment	20 – 39
Facility equipment	20 – 39
Other	5 – 7
Office furniture and equipment	3 – 10

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets represent costs incurred related to the Company’s senior debt, subordinated debt and tax increment financing agreements. Debt issuance costs incurred during the year ended December 31, 2010 totaled $1,014,000 and represent costs incurred related to the Bridge Loan and are included in other current assets. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of December 31, 2010 is as follows (in thousands):

2011	$2,353
2012	1,294
2013	1,248
2014	973
2015	76
Thereafter	49
Total	$5,993

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of the long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2010 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment. At December 31, 2010, the Company had accrued asset retirement obligation liabilities of $139,000 and $175,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2009, the Company had accrued asset retirement obligation liabilities of $134,000 and $168,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained. As the Company has incurred losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Any derivative financial instruments are carried at fair value. The fair value of the Company’s senior debt and notes payable (excluding the Cargill note payable) are not materially different than their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. Before those debts were fully satisfied, the Company was unable to determine a fair value of its subordinated debt, its note payable to Cargill, and its bridge loan debt due to the nature of the relationships between the parties and the Company.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at December 31, 2010 and 2009, respectively (in thousands):

	December 31,
	2010	2009
Land and land improvements	$19,639	$19,639
Construction in progress	607	2,449
Buildings and improvements	49,823	49,771
Machinery and equipment	246,312	242,191
Office furniture and equipment	6,100	6,075
	322,481	320,125
Accumulated depreciation	(62,403)	(35,763)
Property, plant and equipment, net	$260,078	$284,362

Depreciation expense related to property, plant and equipment was $26,894,000 and $26,498,000 for the years ended December 31, 2010 and 2009, respectively.

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

For the years ended December 31, 2010 and 2009, 1,770,305 shares and 1,196,900 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as the exercise price exceeded the average price of the Company’s shares during the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2010	2009
Weighted average common shares outstanding – basic	25,420,541	23,792,355
Potentially dilutive common stock equivalents
Class B common shares	7,135,018	8,744,973
Stock options	55,000	30,000
Restricted stock	18,769	39,341
	7,208,787	8,814,314
	32,629,328	32,606,669
Less anti-dilutive common stock equivalents	(7,208,787)	(8,814,314)
Weighted average common shares outstanding – diluted	25,420,541	23,792,355

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt

The following table summarizes long-term debt (in thousands) as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Term (formerly construction) loans	$189,380	$195,387
Subordinated debt	21,444	20,315
Working capital loans	—	16,500
Bridge loan	20,034	—
Notes payable	15,162	16,196
Capital leases	2,490	2,530
	248,510	250,928
Less current portion	(33,031)	(30,174)
Long term portion	$215,479	$220,754

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

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of December 31, 2010 there remained $189.4 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

The Senior Debt facility also included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the outstanding working capital facility balance of $17.9 million with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at December 31, 2010 was 3.3%.

The Senior Debt facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt,

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt  – (continued)

grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $834,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt facility or the collateral accounts.

Debt issuance fees and expenses of $8.5 million ($3.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through December 31, 2010. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt facility.

The LLC was the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC (the “Sub Lenders”), both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008. Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default. In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”). Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate, a rate that applied until the debt with Cargill (under an agreement entered into simultaneously) was paid in full. As of December 31, 2010, the LLC had $21.4 million outstanding under the Subordinated Debt. On February 4, 2011, the Company paid off the outstanding Subordinated Debt balance of $21.5 million, including accrued interest, with a portion of the proceeds from its Rights Offering, as described in Note 7 — Stockholders’ Equity.

Debt issuance fees and expenses of $5.5 million ($1.1 million, net of accumulated amortization) had been incurred in connection with the Subordinated Debt at December 31, 2010. Debt issuance costs associated with the Subordinated Debt were deferred and amortized and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $1.1 million were expensed when the Subordinated Debt balance was paid off.

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest were contingent upon the receipt by the LLC of available cash, as defined in the Cargill Agreement. Cargill was to forgive, on a dollar for dollar basis, a further $2.8 million as it received the next $2.8 million of principal payments. The Cargill Debt was accounted for as a troubled debt restructuring. As the future cash payments specified by the terms of the Cargill Agreement exceed the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt was not reduced and no gain was recorded. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from its Rights Offering (as described in Note 7 — Stockholders’ Equity) and Cargill forgave $2.8 million of the principal balance plus accrued interest

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt  – (continued)

on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining outstanding principal balance and accrued interest owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill.

On September 24, 2010, the Company entered into a Bridge Loan Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC (together, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the “Bridge Loan”). The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay certain fees and expenses of the transaction, which consisted of a bridge loan funding fee of $0.8 million and a backstop commitment fee of $0.7 million. The bridge loan funding fee and the backstop commitment fee are included in other current assets. The Bridge Loan was secured by a pledge of the Company's equity interest in the LLC. The Bridge Loan accrued interest at a rate of 12.5% per annum, compounded quarterly. On February 4, 2011, the Company paid off the outstanding Bridge Loan balance of $20.3 million, including accrued interest, with a portion of the proceeds from its Rights Offering, as described in Note 7 — Stockholders’ Equity.

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

The following table summarizes the aggregate maturities of our long term debt as of December 31, 2010 (in thousands):

2011	$33,031
2012	12,706
2013	12,648
2014	151,631
2015	21,499
Thereafter	16,995
Total	$248,510

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008. Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $93,000 and $468,000 in 2010 and 2009, respectively, as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of December 31, 2010 (in thousands):

2011	$343
2012	370
2013	399
2014	431
2015	464
Thereafter	3,581
Total	$5,588

7. Stockholders’ Equity

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement with the Bridge Loan Lenders pursuant to which the Company conducted a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. The transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full the Bridge Loan, (ii) repay in full the Company’s obligations under the Subordinated Debt, (iii) repay a portion of the Cargill Debt, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

7. Stockholders’ Equity  – (continued)

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share and participate in the LLC’s concurrent private placement for the full basic purchase privileges, which we refer to as their “Basic Commitment”, and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering and/or all of the available preferred membership interests in the LLC not sold in the concurrent private placement, which we refer to as their “Backstop Commitment”. The Bridge Loan Lenders purchased $0.9 million of depositary shares not otherwise sold in the Rights Offering pursuant to their Backstop Commitment. In consideration of the Backstop Commitment, the Company paid the Bridge Loan Lenders $0.9 million.

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of the Cargill Debt, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms, and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for their forgiveness of the remaining principal balance of the Cargill Debt, the number of shares to be determined by the weighted average price of the Company’s common stock for the 10 consecutive trading days following completion of the Rights Offering. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining principal amount of the Cargill Debt.

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through September 30, 2010, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of December 31, 2010, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8. Derivative Financial Instruments  – (continued)

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2010 and 2009 and for the years then ended (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Liability Derivatives
		Fair Value at December 31,
	Consolidated Balance Sheet Location	2010	2009
Derivative designated as hedging instrument:
Interest rate contract	Derivative financial instrument (current liabilities)	$—	$315

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

		Years Ended December 31,
Consolidated Statements of Operations Location		2010	2009
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$230	$—
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	(197)	(3,174)
	Net amount recognized in earnings	$33	$(3,174)

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

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);
•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and
•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8. Derivative Financial Instruments  – (continued)

Level 2	December 31,
(in thousands)	2010	2009
Financial Liabilities:
Interest rate swaps	$—	$(315)
Total liabilities	$—	$(315)
Total net position	$—	$(315)

The fair value of our interest rate swap was primarily derived from market data, primarily market rates for Eurodollar futures and adjusted for credit risk.

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

9. Stock-Based Compensation

The following table summarizes the stock based compensation incurred by the Company:

	Years Ended December 31,
(In thousands)	2010	2009
Stock options	$1,396	$309
Restricted stock	39	104
Total	$1,435	$413

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 3,000,000 and the term of the 2007 Plan is ten years, expiring in June 2017.

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

During the years ended December 31, 2010 and 2009, the Company issued 768,932 and 920,000 stock options, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the year ended December 31, 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is based on the weighted average historical volatility of our common stock.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation  – (continued)

The weighted average variables used in calculating fair value and the resulting compensation expense in the years ended December 31, 2010 and 2009 are as follows:

		Years Ended December 31,
	2010	2009
Expected stock price volatility	151.3%	163.0%
Expected life (in years)	3.2	3.1
Risk-free interest rate	2.3%	2.3%
Expected dividend yield	0.0%	0.0%
Expected forfeiture rate	28.0%	34.0%
Weighted average grant date fair value	$2.27	$2.65

A summary of the status of outstanding stock options at December 31, 2010 and the changes during the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2010	1,196,900	$4.00
Granted	768,932	2.73
Exercised	—	—
Forfeited	(140,527)	7.11
Options outstanding, December 31, 2010	1,825,305	$3.22	3.9	$27,150
Options vested or expected to vest at December 31, 2010	1,361,821	$3.30	3.8	$26,870	$1,589,381
Options exercisable, December 31, 2010	423,664	$3.98	3.3	$25,250

Restricted Stock — During the years ended December 31, 2010 and 2009, the Company granted 15,000 shares each year to its non-employee Directors under the 2007 Plan.

A summary of the restricted stock activity during the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2010	24,962	$4.63
Granted	15,000	1.68
Vested	(14,540)	2.10
Cancelled or expired	(9,007)	7.79
Restricted stock outstanding, December 31, 2010	16,415	$2.44	$28,562
Restricted stock expected to vest at December 31, 2010	13,730	$2.42	$23,890	$15,132

The remaining unrecognized option and restricted stock expense will be recognized over 1.9 and 0.4 years, respectively. After considering the stock option and restricted stock awards issued and outstanding, the Company had 1,074,876 shares of common stock available for future grant under our 2007 Plan at December 31, 2010.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2010, and December 31, 2009 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Years Ended December 31,
	2010	2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Expected state tax benefit, net	(3.6)%	(3.6)%
Valuation allowance	37.6%	37.6%
	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Capitalized start up costs	$3,802	$4,216
Net unrealized loss on derivatives	—	36
Stock options	493	179
Net operating loss carryover	66,007	48,879
Other	—	33
Deferred tax asset	70,302	53,343
Valuation allowance	(31,776)	(24,130)
Deferred tax liabilities:
Property, plant and equipment	(38,526)	(29,213)
Deferred tax liabilities	(38,526)	(29,213)
Net deferred tax asset	$—	$—
Current tax receivable	$—	$—

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

As of December 31, 2010, the net operating loss carryforward is $176 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary. Prior to January 1, 2010, contributions to the plan by the LLC were discretionary and were made on an annual basis at year end. Effective January 1, 2010, the LLC began matching up to 3% of eligible employee contributions on a biweekly basis. For the years ended December 31, 2010 and 2009, contributions to the plan by the LLC totaled $246,000 and $347,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of December 31, 2010 the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

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

Future minimum operating lease payments at December 31, 2010 are as follows (in thousands):

2011	$8,179
2012	8,004
2013	7,964
2014	7,744
2015	7,744
Thereafter	20,898
Total	$60,533

Rent expense recorded for the years ended December 31, 2010, and 2009, totaled $8,830,000 and $9,466,000, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies  – (continued)

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

At December 31, 2010, the LLC, through its subsidiaries, had contracted to purchase 12,007,000 bushels of corn to be delivered between January 2011 and December 2011 at our Fairmont location, and 12,293,000 bushels of corn to be delivered between January 2011 and April 2012 at our Wood River location. These purchase commitments represent 29% and 23% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol and dried distillers grain produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants will generally participate in a marketing pool in which all parties receive the same net price. That price initially was the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a 1% commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill and initially represented 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the dry distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions and the distillers grain commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time. As of December 31, 2010 the deferred commission payments totaled $2.2 million and are included in other non-current liabilities.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13. Noncontrolling Interest

Noncontrolling interest consists of equity issued to members of the LLC upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity for the single class of equity was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 LLC membership units and Class B common shares. Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

13. Noncontrolling Interest  – (continued)

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
LLC Membership Units and Class B common shares exchanged in 2010	(336,600)
Remaining LLC Membership Units and Class B common shares at December 31, 2010	7,111,985

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At December 31, 2010, the Company owned 78.7% of the LLC membership units. Upon completion of the Rights Offering and concurrent private placement, and after giving effect to the issuance of common stock to Cargill, the Company owned 79.1% of the LLC membership units as of February 15, 2011. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the years ended December 31, 2010 and 2009 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and
Transfers (to) from the Noncontrolling Interest

	Years Ended December 31,
	2010	2009
Net loss attributable to BioFuel Energy Corp.	$(19,983)	$(13,630)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	236	2,142
Net transfers (to) from noncontrolling interest	236	2,142
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(19,747)	$(11,488)

Tax Benefit Sharing Agreement

Membership units in the LLC combined with the related Class B common shares held by the historical equity investors may be exchanged in the future for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The LLC will make an election under Section 754 of the IRS Code effective for each taxable year in which an exchange of membership units and Class B shares for common shares occurs, which may result in an adjustment to the tax basis of the assets owned by the LLC at the time of the exchange. Increases in tax basis, if any, would reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. The Company has entered into tax benefit sharing agreements with its historical LLC investors that will provide for a sharing of these tax benefits, if any, between the Company and the historical LLC equity investors. Under these agreements, the Company will make a payment to an exchanging LLC member of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes the Company actually realizes as a result of this increase in tax basis. The Company and its common stockholders will benefit from

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

13. Noncontrolling Interest  – (continued)

the remaining 15% of cash savings, if any, in income taxes realized. For purposes of the tax benefit sharing agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase in the tax basis in the assets of the LLC as a result of the exchanges. The term of the tax benefit sharing agreement commenced on the Company’s initial public offering in June 2007 and will continue until all such tax benefits have been utilized or expired, unless a change of control occurs and the Company exercises its resulting right to terminate the tax benefit sharing agreement for an amount based on agreed payments remaining to be made under the agreement.

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

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering which is June 2012. On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership units exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership units held by the management members at the time of the offering is greater than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership units or an equivalent number of shares of common stock. Conversely, if the number of LLC membership units the management members held at the time of the offering is less than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership units in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J. Edelman, our former chairman, may be required to deliver up to 100% of his LLC membership units, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the true-up. As a result there will be no impact on our public stockholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

14. Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2010 and 2009. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$100,887	$96,398	$114,747	$141,383
Cost of goods sold	105,584	102,613	110,140	136,301
Gross profit (loss)	(4,697)	(6,215)	4,607	5,082
General and administrative expenses:
Compensation expense	1,879	1,667	1,606	1,678
Other	1,152	1,514	1,976	923
Operating income (loss)	(7,728)	(9,396)	1,025	2,481
Other income (expense):
Interest expense	(2,698)	(2,580)	(2,783)	(3,544)
Income (loss) before income taxes	(10,426)	(11,976)	(1,758)	(1,063)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(10,426)	(11,976)	(1,758)	(1,063)
Less: Net (income) loss attributable to the noncontrolling interest	2,272	2,571	381	16
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(8,154)	$(9,405)	$(1,377)	$(1,047)
Income (loss) per share – basic attributable to BioFuel Energy Corp. common stockholders	$(0.32)	$(0.37)	$(0.05)	$(0.04)
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common stockholders	$(0.32)	$(0.37)	$(0.05)	$(0.04)

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

14. Quarterly Financial Data (unaudited)  – (continued)

Year Ended December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$97,494	$106,464	$91,138	$120,418
Cost of goods sold	102,565	107,307	89,039	105,839
Gross profit (loss)	(5,071)	(843)	2,099	14,579
General and administrative expenses:
Compensation expense	1,504	1,580	1,467	1,609
Other	1,138	2,652	4,270	1,267
Other operating expense	—	—	150	—
Operating income (loss)	(7,713)	(5,075)	(3,788)	11,703
Other income (expense):
Interest income	34	27	13	4
Interest expense	(3,501)	(3,937)	(4,598)	(2,870)
Other non-operating income (expense)	2	(3)	—	—
Income (loss) before income taxes	(11,178)	(8,988)	(8,373)	8,837
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(11,178)	(8,988)	(8,373)	8,837
Less: Net (income) loss attributable to the noncontrolling interest	3,468	2,454	2,139	(1,989)
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(7,710)	$(6,534)	$(6,234)	$6,848
Income (loss) per share – basic attributable to BioFuel Energy Corp. common stockholders	$(0.34)	$(0.28)	$(0.26)	$0.27
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common stockholders	$(0.34)	$(0.28)	$(0.26)	$0.21

Schedule I
BioFuel Energy Corp.
Condensed Financial Information of Registrant
(Parent company information — See notes to consolidated financial statements)
(in thousands, except share and per share data)

Condensed Balance Sheet

	December 31,
	2010	2009
Assets
Income tax receivable	$—	$—
Investment in BioFuel Energy, LLC	54,170	72,477
Total assets	$54,170	$72,477
Stockholders' equity
Common stock, $0.01 par value; 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010 and 25,932,741 shares outstanding at December 31, 2009	$262	$259
Class B common stock, $0.01 par value; 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010 and 7,448,585 shares outstanding at December 31, 2009	71	74
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2010 and December 31, 2009	(4,316)	(4,316)
Additional paid-in capital	138,713	137,037
Accumulated deficit	(80,560)	(60,577)
Total stockholders' equity	$54,170	$72,477

Condensed Statement of Loss

	Years Ended December 31,
	2010	2009
Equity in loss of BioFuel Energy, LLC	$(18,562)	$(13,598)
Other expenses	(1,421)	(32)
Net loss	$(19,983)	$(13,630)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flow from operating activities
Net loss	$(19,983)	$(13,630)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense	1,176	—
Equity in loss of BioFuel Energy, LLC	18,562	13,598
Net cash used in operating activities	(245)	(32)
Cash flows from investing activities
Distributions from BioFuel Energy, LLC	2,607	32
Net cash provided by investing activities	2,607	32
Cash flows used in financing activities
Payment of equity offering costs	(1,461)	—
Payment of debt issuance costs	(901)	—
Net cash used in financing activities	(2,362)	—
Cash and equivalents at end of period	$—	$—

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

Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2011 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation and our Compensation Committee are incorporated herein by reference to our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2011 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is incorporated herein by reference to our 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a) (2) Financial statements.  The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

(b) The following are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

(a) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 19, 2007).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Amendment #1 to the Registration Statement on Form S-1 filed November 17, 2010).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2007).
10.2	Credit Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC and Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, various financial institutions from time to time, as lenders, Deutsche Bank Trust Company Americas, as collateral agent, and BNP Paribas, as administrative agent and arranger (incorporated by reference to Exhibit 10.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.2.1	Waiver and Amendment dated September 29, 2009, to the Credit Agreement dated September 25, 2006 and Collateral Account Agreement dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2009).
10.3	Collateral Account Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, Deutsche Bank Trust Company Americas, as collateral agent and Deutsche Bank Trust Company Americas, as depositary agent and securities intermediary (incorporated by reference to Exhibit 10.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4	Amended and Restated Registration Rights Agreement dated December 15, 2010, between BioFuel Energy Corp. and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.5	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.6	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.7	Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

Number	Description
10.8	Distillers Grains Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.9	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.10	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.11	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.12	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.13	Grain Facility Lease dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.14	Grain Facility Lease and Sublease dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15	Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16	Cargill Direct Futures Advisory Agreement dated September 25, 2006, between Cargill Commodity Services Inc. and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.17	Loan Agreement dated September 25, 2006, between BioFuel Energy, LLC, the lenders party thereto and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.21 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.18*	BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.19*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.20*	BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.20.1*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

Number	Description
10.20.2*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.20.3*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.21*	BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.21.1*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.22	Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2007).
10.23	License Agreement dated June 9, 2006 between Delta-T Corporation and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.24	License Agreement dated April 28, 2006 between Delta-T Corporation and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.25	Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2007).
10.26	Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).
10.27	Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).
10.28	Loan Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC and Greenlight APE, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.29	Rights Offering Letter Agreement dated as of September 24, 2010, by and among BioFuel Energy Corp., Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd. and Third Point Loan LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2010).

Number	Description
10.29.1	Amended and Restated Rights Offering Letter Agreement dated December 14, 2010, by and among the BioFuel Energy Corp., BioFuel Energy, LLC, Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Reinsurance, Ltd., Third Point Loan LLC and Third Point Advisors, LLC (incorporated by reference to Exhibit 10.30 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.30	Voting Agreement dated as of September 24, 2010 by Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.30.1	Amended and Restated Voting Agreement dated December 14, 2010, between BioFuel Energy Corp. and Greenlight Capital, LP, Greenlight Capital Qualified, LP, Greenlight Capital (Gold), LP, Greenlight Capital Offshore Partners, Greenlight Capital Offshore Master (Gold), Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.33 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.31	Voting Agreement dated as of September 24, 2010 by Third Point Loan LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.31.1	Amended and Restated Voting Agreement dated December 14, 2010, between BioFuel Energy Corp. and Third Point Loan LLC (incorporated by reference to Exhibit 10.34 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.32	Letter Agreement dated as of September 23, 2010, by and among BioFuel Energy Corp., BFE Operating Company, LLC, Pioneer Trail Energy, LLC, Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.33*	Waiver Letter, dated September 24, 2010, by Scott H. Pearce, President and Chief Executive Officer, Kelly G. Maguire, Executive Vice President and Chief Financial Officer, Doug Anderson, Vice President of Operations, and Mark Zoeller, Vice President and General Counsel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2010).
10.34*	Form of Executive Waiver Letter.
10.35*	Form of Director Waiver Letter.
10.36*	Written Terms of Employment dated March 9, 2010 between BioFuel Energy Corp. and Daniel J. Simon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2010).
10.37*	Executive Severance, Release and Waiver Agreement dated June 2, 2010 between BioFuel Energy Corp. and Daniel J. Simon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2010).
10.38*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2010).
10.39*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2010.

Number	Description
10.40*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Doug Anderson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.41*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2010.
21.1	List of Subsidiaries of BioFuel Energy Corp.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press release of year end results

*	Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP. (Registrant)
Date: March 29, 2011	By: /s/ Scott H. Pearce Scott H. Pearce President, Chief Executive Officer and Director
Date: March 29, 2011	By: /s/ Kelly G. Maguire Kelly G. Maguire Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Mark Wong Mark Wong	Chairman of the Board	March 29, 2011
/s/ Scott H. Pearce Scott H. Pearce	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2011
/s/ Kelly G. Maguire Kelly G. Maguire	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2011
/s/ David Einhorn David Einhorn	Director	March 29, 2011
/s/ Ernest J. Sampias Ernest J. Sampias	Director	March 29, 2011
/s/ Elizabeth K. Blake Elizabeth K. Blake	Director	March 29, 2011
/s/ John D. March John D. March	Director	March 29, 2011
/s/ Richard Jaffee Richard Jaffee	Director	March 29, 2011