Form 10-Q
period 2011-03-31
BioFuel Energy Corp.
filed 2011-05-12
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares of Common Stock outstanding as of May 10, 2011: 103,742,416 exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2010 (filed with the Securities and Exchange Commission on March 29, 2011).

BioFuel Energy Corp.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$7,414	$7,428
Accounts receivable	28,379	27,802
Inventories	23,701	23,689
Prepaid expenses	1,437	1,561
Other current assets	—	3,330
Total current assets	60,931	63,810
Property, plant and equipment, net	253,480	260,078
Debt issuance costs, net	3,560	4,979
Other assets	2,857	2,844
Total assets	$320,828	$331,711
Liabilities and equity
Current liabilities
Accounts payable	$20,025	$16,487
Current portion of long-term debt	12,846	33,031
Current portion of tax increment financing	343	343
Other current liabilities	1,469	2,377
Total current liabilities	34,683	52,238
Long-term debt, net of current portion	176,446	215,479
Tax increment financing, net of current portion	5,245	5,245
Other non-current liabilities	4,340	4,327
Total liabilities	220,714	277,289
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 140.0 million shares authorized and 104,545,842 shares outstanding at March 31, 2011 and 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010	1,028	262
Class B common stock, $0.01 par value; 75.0 million shares authorized and 19,328,132 shares outstanding at March 31, 2011 and 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010	193	71
Less common stock held in treasury, at cost, 809,606 shares at March 31, 2011 and December 31, 2010	(4,316)	(4,316)
Additional paid-in capital	185,520	138,713
Accumulated deficit	(88,222)	(80,560)
Total BioFuel Energy Corp. stockholders’ equity	94,203	54,170
Noncontrolling interest	5,911	252
Total equity	100,114	54,422
Total liabilities and equity	$320,828	$331,711

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$158,005	$100,887
Cost of goods sold	160,159	105,584
Gross loss	(2,154)	(4,697)
General and administrative expenses:
Compensation expense	1,770	1,879
Other	897	1,152
Operating loss	(4,821)	(7,728)
Other income (expense):
Interest expense	(4,228)	(2,698)
Loss before income taxes	(9,049)	(10,426)
Income tax provision (benefit)	—	—
Net loss	(9,049)	(10,426)
Less: Net loss attributable to the noncontrolling interest	1,387	2,272
Net loss attributable to BioFuel Energy Corp. common stockholders	$(7,662)	$(8,154)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.11)	$(0.32)
Weighted average shares outstanding-basic and diluted	71,301	25,341

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	25,932,741	$259	7,448,585	$74	$(4,316)	$137,037	$(60,577)	$(242)	$72,235	$5,660	$77,895
Stock based compensation	—	—	—	—	—	1,435	—	—	1,435	—	1,435
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	236	(236)	—
Issuance of restricted stock, (net of forfeitures)	5,993	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	92	26	118
Net loss	—	—	—	—	—	—	(19,983)	—	(19,983)	(5,240)	(25,223)
Total comprehensive loss									(19,736)	(5,172)	(24,908)
Balance at December 31, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,713	$(80,560)	$—	$54,170	$252	$54,422
Sale of common stock, net of expenses	63,773,603	638	—	—	—	32,639	—	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	18,369,262	184	—	—	—	—	184	9,326	9,510
Issuance of common stock in exchange for debt	6,597,790	66	—	—	—	11,535	—	—	11,601	—	11,601
Stock based compensation	—	—	—	—	—	353	—	—	353	—	353
Exchange of Class B shares to common	6,153,115	62	(6,153,115)	(62)	—	2,280	—	—	2,280	(2,280)	—
Issuance of restricted stock, (net of forfeitures)	1,746,000	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,662)	—	(7,662)	(1,387)	(9,049)
Total comprehensive loss									(7,662)	(1,387)	(9,049)
Balance at March 31, 2011	104,545,842	$1,028	19,328,132	$193	$(4,316)	$185,520	$(88,222)	$—	$94,203	$5,911	$100,114

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,049)	$(10,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on derivative financial instrument	—	(230)
Stock based compensation expense	353	474
Depreciation and amortization	8,676	7,074
Changes in operating assets and liabilities:
Accounts receivable	(577)	7,656
Inventories	(12)	3,852
Prepaid expenses	124	609
Accounts payable	3,591	1,576
Other current liabilities	(908)	722
Other assets and liabilities	1,344	566
Net cash provided by operating activities	3,542	11,873
Cash flows from investing activities
Capital expenditures	(205)	(1,467)
Net cash used in investing activities	(205)	(1,467)
Cash flows from financing activities
Proceeds from sale of stock	46,000	—
Proceeds from issuance of debt	—	3,150
Repayment of debt	(44,628)	(3,250)
Proceeds from issuance of notes payable and capital leases	17	—
Repayment of notes payable and capital leases	(3,006)	(250)
Payment of equity offering costs	(1,621)	—
Payment of debt issuance costs	(113)	(49)
Net cash used in financing activities	(3,351)	(399)
Net increase (decrease) in cash and equivalents	(14)	10,007
Cash and cash equivalents, beginning of period	7,428	6,109
Cash and cash equivalents, end of period	$7,414	$16,116
Cash paid for income taxes	$5	$5
Cash paid for interest	$2,044	$2,065
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$53	$408
Additions to property, plant and equipment financed with notes payable and capital lease	$17	$—

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization, Nature of Business, and Liquidity Considerations

Organization and Nature of Business

 BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual undenatured nameplate production capacity of approximately 220 million gallons per year (“Mmgy”), commenced start-up and began commercial operations in June 2008. At each location Cargill, Incorporated (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. Cargill provides corn procurement services, purchases the ethanol and dry distillers grain we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities at each of our plants.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At March 31, 2011, the Company owned 84.4% of the LLC membership units with the remaining 15.6% owned by certain individuals and investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by certain individuals and investment funds affiliated with some of the original equity investors of the LLC, who held 19,328,132 membership units in the LLC as of March 31, 2011 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. LLC membership units held by certain individuals and investment funds affiliated with some of the original equity investors are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at March 31, 2011 and December 31, 2010 was $330.6 million and $335.1 million, respectively, and such assets are collateral for the LLC’s subsidiaries’ obligations under our Senior Debt facility with a group of lenders (see Note 5 — Long-Term Debt). Our Senior Debt facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company reported a net loss of $9.0 million for the three months ended March 31, 2011 due to narrow commodity margins.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $7.4 million of cash and cash equivalents as of March 31, 2011.  In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital.  As of March 31, 2011 and December 31, 2010, we had payables to Cargill of $15.3 million and $11.6 million, respectively, related to corn purchases, representing an increase in accounts payable to Cargill of $3.7 million during the three months ended March 31, 2011. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms so long as the amounts Cargill owes us for ethanol and distillers grains exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants.  We are required to make, under the terms of our Senior Debt facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization, Nature of Business, and Liquidity Considerations  – (continued)

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

Revenue Recognition

The Company sells its ethanol and distillers grain products under the terms of marketing agreements. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol and distillers grain. In accordance with our marketing agreements, the Company records its revenues based on the amounts payable to us at the time of our sales of ethanol and distillers grain. For our ethanol that is sold within the United States, the amount payable is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped undenatured and are excluded from the marketing pool. For exported ethanol sales, the amount payable is equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain is equal to the market price of distillers grain at the time of sale less a commission.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At March 31, 2011, we had $7.4 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of March 31, 2011 and December 31, 2010, no allowance was considered necessary.

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

During the three months ended March 31, 2011 and March 31, 2010, the Company recorded sales to Cargill representing 94% and 100.0%, respectively, of total net sales. As of March 31, 2011 and December 31, 2010, the LLC, through its subsidiaries, had receivables from Cargill of $26.8 million and $27.4 million, respectively, representing 94% and 99% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three months ended March 31, 2011 and March 31, 2010, corn purchases from Cargill totaled $129.6 million and $67.4 million, respectively. As of March 31, 2011 and December 31, 2010, the LLC, through its subsidiaries, had payables to Cargill of $15.3 million and $11.6 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies and chemicals, and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$13,838	$14,278
Work in process	5,201	4,510
Finished goods	4,662	4,901
	$23,701	$23,689

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at March 31, 2011 represent costs incurred related to the Company’s Senior Debt facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Debt issuance costs included in noncurrent assets at December 31, 2010 also included costs related to the Company’s subordinated debt. Debt issuance costs included in other current assets at December 31, 2010 totaled $507,000, net of accumulated amortization, and represented costs related to the Bridge Loan. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of March 31, 2011 is as follows (in thousands):

Remainder of 2011	$797
2012	1,024
2013	978
2014	704
2015	8
Thereafter	49
Total	$3,560

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, and equipment. At March 31, 2011, the Company had accrued asset retirement obligation liabilities of $140,000 and $176,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2010, the Company had accrued asset retirement obligation liabilities of $139,000 and $175,000 for its plants at Wood River and Fairmont, respectively.

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
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more likely than not basis. As the Company has incurred losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Any derivative financial instruments are carried at fair value. The fair value of the Company’s senior debt and notes payable are not materially different from their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Land and land improvements	$19,644	$19,639
Construction in progress	328	607
Buildings and improvements	49,823	49,823
Machinery and equipment	246,416	246,312
Office furniture and equipment	6,422	6,100
	322,633	322,481
Accumulated depreciation	(69,153)	(62,403)
Property, plant and equipment, net	$253,480	$260,078

Depreciation expense related to property, plant and equipment was $6,756,000 and $6,688,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

For the three months ended March 31, 2011 and March 31, 2010, 1,784,811 shares and 261,000 shares, respectively, issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding – basic	71,300,731	25,341,360
Potentially dilutive common stock equivalents
Class B common shares	15,670,578	7,205,398
Stock options	25,000	1,658,932
Restricted stock	346,215	24,962
	16,041,793	8,889,292
	87,342,524	34,230,652
Less anti-dilutive common stock equivalents	(16,041,793)	(8,889,292)
Weighted average common shares outstanding – diluted	71,300,731	25,341,360

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt (in thousands) as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Term loans	$186,230	$189,380
Subordinated debt	—	21,444
Bridge loan	—	20,034
Notes payable	565	15,162
Capital leases	2,497	2,490
	189,292	248,510
Less current portion	(12,846)	(33,031)
Long term portion	$176,446	$215,479

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

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of March 31, 2011 there remained $186.2 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

The Senior Debt facility also included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the outstanding working capital facility balance of $17.9 million with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at March 31, 2011 was 3.3%.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

5. Long-Term Debt  – (continued)

Debt issuance fees and expenses of $7.9 million ($3.5 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through March 31, 2011. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt facility.

The LLC was the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC (the “Sub Lenders”), both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. The LLC did not make the scheduled quarterly interest payments that were due on September 30, 2008 and December 31, 2008. Under the terms of the Subordinated Debt, the failure to pay interest when due is an event of default. In January 2009, the LLC and the Sub Lenders entered into a waiver and amendment agreement to the loan agreement (“Waiver and Amendment”). Under the Waiver and Amendment, an initial payment of $2.0 million, which was made on January 16, 2009, was made to pay the $767,000 of accrued interest due September 30, 2008 and to reduce outstanding principal by $1,233,000. Effective upon the $2.0 million initial payment, the Sub Lenders waived the defaults and any associated penalty interest relating to the LLC’s failure to make the September 30, 2008 and the December 31, 2008 quarterly interest payments. Effective December 1, 2008, interest on the Subordinated Debt began accruing at a 5.0% annual rate, a rate that applied until the debt with Cargill (under an agreement entered into simultaneously) was paid in full. On February 4, 2011, the Company paid off the outstanding Subordinated Debt balance of $21.5 million, including accrued interest, with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement, as described in Note 7 — Stockholders’ Equity.

Debt issuance costs associated with the Subordinated Debt were deferred and amortized and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $1.1 million were expensed when the Subordinated Debt balance was paid off.

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest were contingent upon the receipt by the LLC of available cash, as defined in the Cargill Agreement. Cargill was to forgive, on a dollar for dollar basis, a further $2.8 million as it received the next $2.8 million of principal payments. The Cargill Debt was accounted for as a troubled debt restructuring. As the future cash payments specified by the terms of the Cargill Agreement exceeded the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt was not reduced and no gain was recorded. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement (as described in Note 7 — Stockholders’ Equity) and Cargill forgave $2.8 million of the principal balance plus accrued interest on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining amount owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting, was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to the related party nature of the Company and Cargill.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

5. Long-Term Debt  – (continued)

On September 24, 2010, the Company entered into a Bridge Loan Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC (together, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the “Bridge Loan”). The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay certain fees and expenses of the transaction, which consisted of a bridge loan funding fee of $0.8 million and a backstop commitment fee of $0.7 million. The bridge loan funding fee and the backstop commitment fee were included in other current assets. The Bridge Loan was secured by a pledge of the Company's equity interest in the LLC. The Bridge Loan accrued interest at a rate of 12.5% per annum, compounded quarterly. On February 4, 2011, the Company paid off the outstanding Bridge Loan balance of $20.3 million, including accrued interest, with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement, as described in Note 7 — Stockholders’ Equity. Debt issuance costs associated with the Bridge Loan were deferred and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $0.4 million were expensed when the Bridge Loan balance was paid off.

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

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt. The subsidiaries of the LLC that constructed the plants entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility had entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note required 36 monthly payments of principal and interest and matured in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

The following table summarizes the aggregate maturities of our long term debt as of March 31, 2011 (in thousands):

Remainder of 2011	$9,646
2012	12,709
2013	12,652
2014	151,635
2015	57
Thereafter	2,593
Total	$189,292

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

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

The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Semiannual principal payments on the tax increment revenue note began in June 2008. Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $93,000 in 2010 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of March 31, 2011 (in thousands):

Remainder of 2011	$343
2012	370
2013	399
2014	431
2015	464
Thereafter	3,581
Total	$5,588

7. Stockholders’ Equity

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement with the Bridge Loan Lenders pursuant to which the Company conducted a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC membership interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full the Bridge Loan, (ii) repay in full the Company’s obligations under the Subordinated Debt, (iii) repay a portion of the Cargill Debt, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Equity  – (continued)

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share and participate in the LLC’s concurrent private placement for their full basic purchase privileges, which we refer to as their “Basic Commitment”, and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering and/or all of the available preferred membership interests in the LLC not sold in the concurrent private placement, which we refer to as their “Backstop Commitment”. The Bridge Loan Lenders purchased $0.9 million of depositary shares not otherwise sold in the Rights Offering pursuant to their Backstop Commitment. In consideration of the Backstop Commitment, the Company paid the Bridge Loan Lenders $0.9 million.

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of the Cargill Debt, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms, and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the Cargill Debt, the number of shares to be determined by the weighted average price of the Company’s common stock for the 10 consecutive trading days following completion of the Rights Offering. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting, was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to the related party nature of the Company and Cargill.

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through September 30, 2010, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of March 31, 2011, there were no plans to repurchase any additional shares.

Dividends

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future. In addition, the terms of the Senior Debt facility contain restrictions on the ability of the Operating Subsidiaries of the LLC to pay dividends or other distributions, which will restrict the Company’s ability to pay dividends in the future.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

8. Derivative Financial Instruments

The effects of derivative instruments on our consolidated financial statements were as follows for the three months ended March 31, 2011 and March 31, 2010 (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

		Three Months Ended March 31,
Consolidated Statements of Operations Location		2011	2010
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$(532)	$230
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	—	(197)
	Net amount recognized in earnings	$(532)	$33

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

We currently do not have any Level 2 financial assets or liabilities.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

8. Derivative Financial Instruments  – (continued)

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

9. Stock-Based Compensation

The following table summarizes the stock-based compensation incurred by the Company:

	Three Months Ended March 31,
(In thousands)	2011	2010
Stock options	$341	$454
Restricted stock	12	20
Total	$353	$474

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan was originally 3,000,000; however in March 2011 the Board of Directors approved an adjustment to such aggregate number of shares to account for the Rights Offering and related increase in the number of authorized shares of common stock of the Company, as described in Note 7 – Stockholders’ Equity.  As a result of this adjustment, the number of shares that may be delivered pursuant to awards under the 2007 Plan is 7,100,000.  The term of the 2007 Plan is ten years, expiring in June 2017.

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

During the three months ended March 31, 2011, the Company did not issue any stock options under the 2007 Plan. During the three months ended March 31, 2010, the Company issued 738,932 stock options under the 2007 Plan to certain of our employees with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three months ended March 31, 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is based on the weighted average historical volatility of our common stock.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

9. Stock-Based Compensation  – (continued)

The weighted average variables used in calculating fair value and the resulting compensation expense in the three months ended March 31, 2011 and March 31, 2010 are as follows:

	Three Months Ended March 31,
	2011		2010
Expected stock price volatility		N/A	151.0%
Expected life (in years)		N/A	3.2
Risk-free interest rate		N/A	2.3%
Expected dividend yield		N/A	0.0%
Expected forfeiture rate		28.0%	28.0%
Weighted average grant date fair value	$	N/A	$2.31

A summary of the status of outstanding stock options at March 31, 2011 and the changes during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2011	1,825,305	$3.22
Granted	—	—
Exercised	—	—
Forfeited	(15,496)	2.76
Options outstanding, March 31, 2011	1,809,809	$3.23	3.6	$2,250
Options vested or expected to vest at March 31, 2011	1,433,704	$3.29	3.6	$2,250	$1,428,763
Options exercisable, March 31, 2011	774,997	$3.56	3.4	$2,250

Restricted Stock  — During the three months ended March 31, 2011, the Company granted 1,746,000 shares under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of the restricted stock activity during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2011	16,415	$2.44
Granted	1,746,000	0.80
Vested	—	—
Cancelled or expired	—	—
Restricted stock outstanding, March 31, 2011	1,762,415	$0.82	$1,445,180
Restricted stock expected to vest at March 31, 2011	728,499	$0.83	$597,369	$568,519

The remaining unrecognized option and restricted stock expense will be recognized over 1.6 and 3.6 years, respectively. After considering the stock option and restricted stock awards issued and outstanding, the Company had 3,444,370 shares of common stock available for future grant under our 2007 Plan at March 31, 2011.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2011, and March 31, 2010 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Three Months Ended March 31,
	2011	2010
Statutory U.S. federal income tax rate	(35.0)%	(34.0)%
Expected state tax benefit, net	(0.5)%	(3.6)%
Cumulative effect of tax rate adjustments	8.3%	—
Valuation allowance	27.2%	37.6%
	0.0%	0.0%

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	March 31, 2011	December 31, 2010
Deferred tax assets:
Capitalized start up costs	$3,843	$3,802
Stock options	522	493
Net operating loss carryover	66,138	66,007
Deferred tax asset	70,503	70,302
Valuation allowance	(33,861)	(31,776)
Deferred tax liabilities:
Property, plant and equipment	(36,642)	(38,526)
Deferred tax liabilities	(36,642)	(38,526)
Net deferred tax asset	$—	$—
Current tax receivable	$—	$—

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

As of March 31, 2011, the net operating loss carryforward was $186 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50%  of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three months ended March 31, 2011 and March 31, 2010, contributions to the plan by the LLC totaled $68,000 and $78,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of March 31, 2011 the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

Beginning in the second quarter of 2008, subsidiaries of the LLC entered into agreements to lease railroad cars over a period of ten years. Pursuant to these lease agreements, the subsidiaries are currently leasing 825 railroad cars for approximately $7.0 million per year. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters. Rent expense is being recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at March 31, 2011 are as follows (in thousands):

Remainder of 2011	$5,710
2012	7,575
2013	7,535
2014	7,315
2015	7,315
Thereafter	19,907
Total	$55,357

Rent expense recorded for the three months ended March 31, 2011 and March 31, 2010, totaled $1,914,000 and $2,390,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

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

At March 31, 2011, the LLC, through its subsidiaries, had contracted to purchase 12,601,000 bushels of corn to be delivered between April 2011 and March 2012 at our Fairmont location, and 11,788,000 bushels of corn to be delivered between April 2011 and October 2012 at our Wood River location. These purchase commitments represent 31% and 18% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol and dried distillers grain produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. Under the dry distillers grain marketing agreements, the Wood River and Fairmont plants will receive the market value at time of sale less a commission. Minimum annual commissions are payable to Cargill and range from $500,000 to $700,000 depending upon certain factors as specified in the agreement. The marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions and the distillers grain commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time. As of March 31, 2011 the deferred commission payments totaled $2.2 million and are included in other non-current liabilities.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

13. Noncontrolling Interest

Noncontrolling interest consists of equity issued to members of the LLC upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity of the LLC for the single class of equity at the time of the Company’s initial public offering was based on the Company’s initial public offering price of $10.50 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 17,957,896 LLC membership units and Class B common shares. Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

13. Noncontrolling Interest  – (continued)

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
LLC Membership Units and Class B common shares exchanged in 2010	(336,600)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	18,369,262
LLC Membership Units and Class B common shares exchanged in the three months ended March 31, 2011	(6,153,115)
Remaining LLC Membership Units and Class B common shares at March 31, 2011	19,328,132

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At March 31, 2011, the Company owned 84.4% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31,
	2011	2010
Net loss attributable to BioFuel Energy Corp.	$(7,662)	$(8,154)
Transfers (to) from the noncontrolling interest
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	2,280	236
Net transfers (to) from noncontrolling interest	2,280	236
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers (to) from noncontrolling interest	$(5,382)	$(7,918)

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

13. Noncontrolling Interest  – (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2010 or in other documents we have filed with the Securities and Exchange Commission.

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). We work closely with Cargill, Inc., one of the world’s leading agribusiness companies and a related party, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. At each location, Cargill has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol and dried distillers grain we produce and provides transportation logistics for our two plants under long-term contracts.

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

In February 2011, we completed a Rights Offering to the Company’s common stockholders of rights to purchase 63,773,603 depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. In contemplation of the Rights Offering, on September 23, 2010 we entered into a Letter Agreement with Cargill pursuant to which we issued 6,597,790 shares of common stock to Cargill on February 15, 2011, in exchange for the extinguishment of certain indebtedness.  See “— Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement”.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company reported a net loss of $9.0 million for the three months ended March 31, 2011 due to narrow commodity margins.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $7.4 million of cash and cash equivalents on hand as of March 31, 2011. In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See "— Liquidity and capital resources".

Should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. We are required to make, under the terms of our Senior Debt facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

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

Basis for Consolidation

At March 31, 2011, the Company owned 84.4% of the LLC membership units with the remaining 15.6% owned by certain individuals and investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 15.6% holders is reported as noncontrolling interest in our consolidated statement of operations. The Class B common shares of the Company are held by certain individuals and investment funds affiliated with some of the original equity investors of the LLC, who held 19,328,132 membership units in the LLC as of March 31, 2011 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. LLC membership units held by certain individuals and investment funds affiliated with some of the original equity investors of the LLC are recorded as noncontrolling interest on the consolidated balance sheets.

Revenues

Our primary source of revenue is the sale of ethanol. The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry factors over which we have little control. Ethanol prices are extremely volatile.  Ethanol revenues are recorded net of transportation and storage charges, and net of marketing commissions we pay to Cargill.

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

Cost of goods sold and gross loss

Our gross loss is derived from our revenues less our cost of goods sold. Our cost of goods sold is affected primarily by the cost of corn and natural gas. The prices of both corn and natural gas are volatile and can vary as a result of a wide variety of factors, including weather, market demand, regulation and general economic conditions, all of which are outside of our control.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2011 and March 31, 2010. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended March 31,
	2011		2010
	(dollars in thousands)
Net sales	$158,005	100.0%	$100,887	100.0%
Cost of goods sold	160,159	101.4	105,584	104.7
Gross loss	(2,154)	(1.4)	(4,697)	(4.7)
General and administrative expenses	2,667	1.7	3,031	3.0
Operating loss	(4,821)	(3.1)	(7,728)	(7.7)
Interest expense	(4,228)	(2.6)	(2,698)	(2.6)
Net loss	(9,049)	(5.7)	(10,426)	(10.3)
Less: Net loss attributable to the noncontrolling interest	1,387	0.9	2,272	2.2
Net loss attributable to BioFuel Energy Corp. common stockholders	$(7,662)	(4.8)%	$(8,154)	(8.1)%

The following table sets forth key operational data for the three months ended March 31, 2011 and March 31, 2010 that we believe are important indicators of our results of operations:

	Three Months Ended March 31,
	2011	2010
Ethanol sold (gallons, in thousands)	56,658	54,833
Dry distillers grains sold (tons, in thousands)	95.8	127.0
Wet distillers grains sold (tons, in thousands)	148.7	104.0
Average price of ethanol sold (per gallon)	$2.35	$1.59
Average price of dry distillers grains sold (per ton)	$169.03	$98.79
Average price of wet distillers grains sold (per ton)	$59.80	$22.41
Average corn cost (per bushel)	$6.36	$3.67

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales:   Net Sales were $158.0 million for the three months ended March 31, 2011 compared to $100.9 million for the three months ended March 31, 2010, an increase of $57.1 million or 56.6%. This increase was primarily attributable to an increase in ethanol revenues of $46.3 million and an increase in distillers grain revenues of $10.2 million. The increase in both ethanol and distillers grain revenue was primarily due to an increase in the per unit price we received for each product, reflecting increases in their respective market prices compared to the year ago period.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011		2010
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands)
Corn	$129,364	$2.28	$70,510	$1.29
Natural gas	7,690	$0.14	9,754	$0.18
Denaturant	2,204	$0.04	2,317	$0.04
Electricity	3,207	$0.06	3,123	$0.06
Chemicals and enzymes	4,001	$0.07	4,082	$0.07
General operating expenses	7,216	$0.13	9,417	$0.17
Depreciation	6,477	$0.11	6,381	$0.12
Cost of goods sold	$160,159		$105,584

Cost of goods sold was $160.2 million for the three months ended March 31, 2011 compared to $105.6 million for the three months ended March 31, 2010, an increase of $54.6 million or 51.7%. The increase was primarily attributable to a $58.9 million increase in the cost of corn, partially offset by a decrease in natural gas cost of $2.1 million and a decrease in general operating expenses of $2.2 million. The increase in corn cost was attributable to an increase in the price per bushel paid for corn, reflecting an increase in the market price compared to the year ago period.  The decrease in natural gas cost was attributable to a lower price per million British Thermal Units (Mmbtu), reflecting a decrease in the market price compared to the year ago period, while the decrease in general operating expenses resulted primarily from a decrease in repairs and maintenance costs, reflecting certain operational improvements at our plants.

General and administrative expenses:   General and administrative expenses decreased $0.4 million or 13.3%, to $2.6 million for the three months ended March 31, 2011, compared to $3.0 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in share based compensation expenses of $0.1 million and a decrease in several other general and administrative expenses that totaled $0.3 million.

Interest expense:   Interest expense was $4.2 million for the three months ended March 31, 2011, compared to $2.7 million for the three months ended March 31, 2010, an increase of $1.5 million or 55.6%. The increase in interest expense for the three months ended March 31, 2011 was attributable to the Company expensing $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and the bridge loan when those debt facilities were paid off.

Noncontrolling Interest:   The net loss attributable to the noncontrolling interest decreased $0.9 million to $1.4 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. The decrease was attributable to both a decrease in the percentage ownership of the noncontrolling interest for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, and a decrease in the Company’s net loss during the three months ended March 31, 2011 compared to the comparable prior period.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three months ended March 31, 2011 and March 31, 2010 are summarized below (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$3,542	$11,873
Investing activities	(205)	(1,467)
Financing activities	(3,351)	(399)
Net increase (decrease) in cash and cash equivalents	$(14)	$10,007

Cash provided by operating activities.   Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2011, compared to $11.9 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the amount was primarily comprised of a net loss of $9.0 million which was offset by working capital sources of $3.5 million and non-cash charges of $9.0 million, which were primarily depreciation and amortization. Working capital sources primarily related to increases in accounts payable and other assets and liabilities partially offset by increases in accounts receivable and decreases in other current liabilities. For the three months ended March 31, 2010, the amount was primarily comprised of a net loss of $10.4 million which was offset by working capital sources of $15.0 million and non-cash charges of $7.3 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.2 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010. The net cash used in investing activities during both periods was for various capital expenditure projects at the plants.

Cash used in financing activities.   Net cash used in financing activities was $3.4 million for the three months ended March 31, 2011, compared to $0.4 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and concurrent private placement, offset by a $3.2 million principal payment under our term loan facility, a $21.5 million payment to pay off our Subordinated Debt, a $20.0 million payment to pay off our Bridge Loan, $3.0 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs. For the three months ended March 31, 2010, the amount was primarily comprised of $3.2 million of borrowings under our term loan facility, which were offset by a $3.2 million principal payment under our term loan facility, a $0.1 million principal payment under our working capital facility, and $0.3 million in payments of notes payable and capital leases.

Our principal source of liquidity at March 31, 2011 consisted of cash and cash equivalents of $7.4 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of March 31, 2011 and December 31, 2010, we had payables to Cargill of $15.3 million and $11.6 million, respectively, related to corn purchases, representing an increase in accounts payable to Cargill of $3.7 million during the three months ended March 31, 2011. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms so long as the amounts Cargill owes us for ethanol and distillers grains exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements, and general corporate purposes. As noted elsewhere in this report, the Company reported a net loss of $9.0 million for the three months ended March 31, 2011 due to narrow commodity margins.  We have had, and continue to have limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. In the event crush spreads narrow further, we may choose to curtail or cease operations at our plants. In addition, if crush spreads were to remain at current levels for an extended period of time, we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt. Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

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

The Operating Subsidiaries began making quarterly principal payments on September 30, 2009, and as of March 31, 2011 there remained $186.2 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

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

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at March 31, 2011 was 3.3%.

Debt issuance fees and expenses of $7.9 million ($3.5 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through March 31, 2011. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

Subordinated Debt agreement

The LLC was the borrower of Subordinated Debt under a loan agreement dated September 25, 2006, entered into with certain affiliates of Greenlight Capital, Inc. and Third Point LLC, both of which are related parties, the proceeds of which were used to fund a portion of the development and construction of our plants and for general corporate purposes. In January 2009, the LLC and the Subordinated Debt lenders entered into a waiver and amendment agreement to the Subordinated Debt agreement. Under the waiver and amendment, interest on the Subordinated Debt began accruing at a 5.0% annual rate compounded quarterly, a rate that applied until the debt owed to Cargill, under an agreement entered into simultaneously, was paid in full. On February 4, 2011, the Company paid off the outstanding Subordinated Debt balance of $21.5 million, including accrued interest, with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement. See “— Rights Offering and LLC Concurrent Private Placement.”

Debt issuance costs associated with the Subordinated Debt were deferred and amortized and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $1.1 million were expensed when the Subordinated Debt balance was paid off.

Cargill debt agreement

In January 2009, the LLC and Cargill entered into an agreement with Cargill which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Debt was being accounted for as a troubled debt restructuring and as of December 31, 2010 the carrying amount of the debt was $14.4 million. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from the Rights Offering and, pursuant to the original terms of the Cargill Debt, Cargill forgave $2.8 million of the principal balance plus accrued interest on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining amount owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting, was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to the related party nature of the Company and Cargill. See “— Rights Offering and LLC Concurrent Private Placement.”

Bridge Loan facility

On September 24, 2010, the Company entered into a Bridge Loan Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC (together, the “Bridge Loan Lenders”) pursuant to which the Company borrowed $19.4 million (the “Bridge Loan”). The proceeds of the Bridge Loan were used (i) to repay the $17.9 million in outstanding working capital loans under the Senior Debt facility, and (ii) to pay certain fees and expenses of the transaction, which consisted of a bridge loan funding fee of $0.8 million and a backstop commitment fee of $0.7 million. The Bridge Loan was secured by a pledge of the Company's equity interest in the LLC. The Bridge Loan accrued interest at a rate of 12.5% per annum, compounded quarterly. On February 4, 2011, the Company paid off the outstanding Bridge Loan balance of $20.3 million, including accrued interest, with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement. See “— Rights Offering and LLC Concurrent Private Placement.” Debt issuance costs associated with the Bridge Loan were deferred and expensed as interest over the term of the agreement. In February 2011 the remaining unamortized fees and expenses totaling $0.4 million were expensed when the Bridge Loan balance was paid off.

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites, as well as the Cargill Debt before it was repaid. The Operating Subsidiaries entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility had entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note required 36 monthly payments of principal and interest and matured in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

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

Rights Offering and LLC Concurrent Private Placement

In connection with the Bridge Loan Agreement, on September 24, 2010, the Company entered into a Rights Offering Letter Agreement with the Bridge Loan Lenders pursuant to which the Company agreed to commence a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to the Company’s common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed, and 63,773,603 shares of common stock and 18,369,262 LLC interests (along with an equivalent number of shares of Class B common stock) were issued, on February 4, 2011, and the aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full the Bridge Loan, (ii) repay in full the Company’s obligations under the Subordinated Debt, (iii) repay a portion of the Cargill Debt, and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

The Bridge Loan Lenders agreed to (i) participate in the Rights Offering for their full pro rata share and participate in the LLC’s concurrent private placement for their full basic purchase privileges, which we refer to as their “Basic Commitment” and (ii) purchase all of the available depositary shares not otherwise sold in the Rights Offering and/or all of the available preferred membership interests in the LLC not sold in the concurrent private placement, which we refer to as their “Backstop Commitment”. The Bridge Loan Lenders purchased $0.9 million of depositary shares not otherwise sold in the Rights Offering pursuant to their Backstop Commitment. In consideration of their Backstop Commitment, the Company paid the Bridge Loan Lenders $0.9 million.

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

Summary of critical accounting policies and significant estimates

The unaudited consolidated financial statements of BioFuel Energy Corp. included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States. Note 2 to these unaudited consolidated financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From April 1, 2009 to March 31, 2011, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.47 per gallon in July 2009 to a high of $2.67 per gallon in March 2011 and averaged $1.86 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.75 per bushel, we estimate that corn will represent approximately 83% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From April 1, 2009 to March 31, 2011 the CBOT price of corn has fluctuated from a low of $3.01 per bushel in September 2009 to a high of $7.30 per bushel in March 2011 and averaged $4.34 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.75 per bushel and recent natural gas prices of $4.63 per Mmbtu, we estimate that natural gas will represent approximately 5% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From April 1, 2009 to March 31, 2011, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $2.51 per Mmbtu in September 2009 to a high of $6.01 per Mmbtu in January 2010 and averaged $4.26 per Mmbtu during this period.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure, provided we have the financial resources to do so. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. While there is an active futures market for corn and natural gas, the futures market for ethanol is still in its infancy and very illiquid, and we do not believe a futures market for distillers grain currently exists. Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas, there is a limited ability to do this against the current forward or futures market for ethanol and corn. Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets. Due to the Company’s limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company is currently able to engage in such hedging activities only on a limited basis. We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all. As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last nine months of 2011. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of March 31, 2011, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2011 production for the last nine months of the year. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last nine months of 2011.

	Volume Requirements	Units	Price per Unit at March 31, 2011	Hypothetical Adverse Change in Price	Change in Nine Months Ended 12/31/11 Pre- tax Income
	(in millions)				(in millions)
Ethanol	177.9	Gallons	$2.67	10%	$(47.5)
Dry Distillers	0.4	Tons	$191.00	10%	$(7.6)
Wet Distillers	0.3	Tons	$62.00	10%	$(1.9)
Corn	63.8	Bushels	$6.75	10%	$(43.1)
Natural Gas	5.3	Mmbtu	$4.63	10%	$(2.5)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of March 31, 2011, we had borrowed $186.2 million under our Senior Debt facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,862,000 on our annual interest expense.

At March 31, 2011, we had $7.4 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of the securities of the registrant listed below was not registered under the Securities Act because the Securities were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Cargill Stock Payment

On September 23, 2010, we entered into a letter agreement with Cargill, Incorporated (“Cargill”), Cargill Commodity Services, Inc., BFE Operating Company, LLC, Pioneer Trail Energy, LLC and Buffalo Lake Energy, LLC (which we refer to as the “Cargill Letter”).  The Cargill Letter provided that upon the successful completion of the Rights Offering (i) we would pay Cargill $2,800,828 (which we refer to as the “Cargill Cash Payment”) pursuant to the terms of the agreement dated January 14, 2009 by and between us and Cargill (which we refer to as the “Settlement Agreement”) and, as contemplated by the Settlement Agreement, Cargill will forgive a like amount payable under the Settlement Agreement and (ii) upon receipt of the Cargill Cash Payment, Cargill would forgive the remaining amount payable under the Settlement Agreement in exchange for depositary shares (which we refer to as the “Cargill Stock Payment”).  Such depositary shares would have had the same rights and preferences as the depositary shares that were to be issued in the Rights Offering.

In connection with the Rights Offering, on February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company.  As a result, the Company issued shares of common stock to Cargill in satisfaction of the Cargill Stock Payment in lieu of depositary shares.  Pursuant to the Cargill Letter, the Company issued 6,597,790 shares of common stock to Cargill on February 15, 2011, in exchange for the extinguishment of the remaining $6.8 million payable by the Company to Cargill under the Settlement Agreement.

ITEM 6.	EXHIBITS

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
10.1*	Form of Executive Waiver Letter.
10.2*	Form of Director Waiver Letter.
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the First Quarter of 2011.

*        Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP. (Registrant)
Date: May 12, 2011	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director
Date: May 12, 2011	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer