Form 10-Q
period 2011-09-30
BioFuel Energy Corp.
filed 2011-11-14
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of Common Stock outstanding as of November 7, 2011: 104,292,060 exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2010 (filed with the Securities and Exchange Commission on March 29, 2011).

BioFuel Energy Corp.

Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$9,664	$7,428
Accounts receivable	18,010	27,802
Inventories	22,569	23,689
Prepaid expenses	3,012	1,561
Other current assets	4,499	3,330
Total current assets	57,754	63,810
Property, plant and equipment, net	241,939	260,078
Debt issuance costs, net	3,026	4,979
Other assets	2,798	2,844
Total assets	$305,517	$331,711
Liabilities and equity
Current liabilities
Accounts payable	$16,053	$16,487
Current portion of long-term debt	12,761	33,031
Current portion of tax increment financing	357	343
Other current liabilities	2,471	2,377
Total current liabilities	31,642	52,238
Long-term debt, net of current portion	170,089	215,479
Tax increment financing, net of current portion	5,062	5,245
Other non-current liabilities	3,644	4,327
Total liabilities	210,437	277,289
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 140.0 million shares authorized and 104,909,287 shares outstanding at September 30, 2011 and 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010	1,032	262
Class B common stock, $0.01 par value; 75.0 million shares authorized and 18,921,952 shares outstanding at September 30, 2011 and 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010	189	71
Less common stock held in treasury, at cost, 809,606 shares at September 30, 2011 and December 31, 2010	(4,316)	(4,316)
Additional paid-in capital	186,360	138,713
Accumulated deficit	(93,070)	(80,560)
Total BioFuel Energy Corp. stockholders’ equity	90,195	54,170
Noncontrolling interest	4,885	252
Total equity	95,080	54,422
Total liabilities and equity	$305,517	$331,711

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$162,547	$114,747	$489,083	$312,031
Cost of goods sold	155,498	110,140	487,950	318,336
Gross profit (loss)	7,049	4,607	1,133	(6,305)
General and administrative expenses:
Compensation expense	1,676	1,606	5,062	5,152
Other	846	1,976	2,693	4,642
Operating income (loss)	4,527	1,025	(6,622)	(16,099)
Other income (expense):
Interest expense	(1,978)	(2,783)	(8,195)	(8,061)
Income (loss) before income taxes	2,549	(1,758)	(14,817)	(24,160)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	2,549	(1,758)	(14,817)	(24,160)
Less: Net (income) loss attributable to the noncontrolling interest	(355)	381	2,307	5,224
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$2,194	$(1,377)	$(12,510)	$(18,936)
Income (loss) per share attributable to BioFuel Energy Corp. common stockholders:
Basic	$0.02	$(0.05)	$(0.14)	$(0.75)
Diluted	$0.02	$(0.05)	$(0.14)	$(0.75)

Weighted average shares outstanding:
Basic	102,395	25,449	92,038	25,411
Diluted	123,031	25,449	92,038	25,411

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	25,932,741	$259	7,448,585	$74	$(4,316)	$137,037	$(60,577)	$(242)	$72,235	$5,660	$77,895
Stock-based compensation	—	—	—	—	—	1,435	—	—	1,435	—	1,435
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	236	(236)	—
Issuance of restricted stock, (net of forfeitures)	5,993	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	92	26	118
Net loss	—	—	—	—	—	—	(19,983)	—	(19,983)	(5,240)	(25,223)
Total comprehensive loss									(19,736)	(5,172)	(24,908)
Balance at December 31, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,713	$(80,560)	$—	$54,170	$252	$54,422
Sale of common stock, net of expenses	63,773,603	638	—	—	—	32,639	—	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	18,369,262	184	—	—	—	—	184	9,326	9,510
Issuance of common stock in exchange for debt	6,597,790	66	—	—	—	11,535	—	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,087	—	—	1,087	—	1,087
Exchange of Class B shares to common	6,559,295	66	(6,559,295)	(66)	—	2,386	—	—	2,386	(2,386)	—
Issuance of restricted stock, (net of forfeitures)	1,703,265	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,510)	—	(12,510)	(2,307)	(14,817)
Total comprehensive loss									(12,510)	(2,307)	(14,817)
Balance at September 30, 2011	104,909,287	$1,032	18,921,952	$189	$(4,316)	$186,360	$(93,070)	$—	$90,195	$4,885	$95,080

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(14,817)	$(24,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,087	1,044
Depreciation and amortization	22,686	21,335
Loss on disposal of assets	—	1,702
Changes in operating assets and liabilities:
Accounts receivable	9,792	2,303
Inventories	1,120	1,726
Prepaid expenses	(1,451)	592
Accounts payable	(437)	2,781
Other current liabilities	94	987
Other assets and liabilities	(3,961)	3,478
Net cash provided by operating activities	14,113	11,788
Cash flows from investing activities
Purchases of property, plant and equipment	(2,067)	(4,179)
Net cash used in investing activities	(2,067)	(4,179)
Cash flows from financing activities
Proceeds from sale of stock	46,000	—
Proceeds from issuance of debt	—	27,514
Repayment of debt	(50,928)	(27,450)
Repayment of notes payable and capital leases	(3,148)	(804)
Repayment of tax increment financing	—	(34)
Payment of equity offering costs	(1,621)	(981)
Payment of debt issuance costs	(113)	(1,068)
Net cash used in financing activities	(9,810)	(2,823)
Net increase in cash and cash equivalents	2,236	4,786
Cash and cash equivalents, beginning of period	7,428	6,109
Cash and cash equivalents, end of period	$9,664	$10,895
Cash paid for income taxes	$5	$5
Cash paid for interest	$5,289	$5,925
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$86	$11

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

At September 30, 2011, the Company owned 84.7% of the LLC membership units with the remaining 15.3% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 18,921,952 membership units in the LLC as of September 30, 2011 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at September 30, 2011 and December 31, 2010 was $315.2 million and $335.1 million, respectively, and such assets are collateral for the LLC’s subsidiaries’ obligations under our Senior Debt facility with a group of lenders (see Note 5 — Long-Term Debt). Our Senior Debt facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, as shown in the accompanying consolidated financial statements, the Company was profitable during the three months ended September 30, 2011, with net income of $2.5 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to narrow commodity margins in the first half of the year, the Company incurred a net loss of $14.8 million during the nine months ended September 30, 2011.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.7 million of cash and cash equivalents as of September 30, 2011.  In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital.   As of September 30, 2011 we had payables to Cargill of $11.9 million related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Should commodity margins narrow again and continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants.  We are required to make, under the terms of our Senior Debt facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to narrow again and continue there for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt.  Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization, Nature of Business, and Liquidity Considerations  – (continued)

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. In the past, we have only been able to conduct such hedging activities on a limited basis due to our lack of financial resources and, while we are currently engaged in some hedging activities, we may not have the financial resources to increase or conduct hedging activities in the future.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At September 30, 2011, we had $9.7 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of September 30, 2011 and December 31, 2010, no allowance was considered necessary.

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

During the three and nine months ended September 30, 2011, the Company recorded sales to Cargill representing 85% and 90%, respectively, of total net sales. During the three and nine months ended September 30, 2010, the Company recorded sales to Cargill representing 100.0% of total net sales. As of September 30, 2011 and December 31, 2010, the LLC, through its subsidiaries, had receivables from Cargill of $16.7 million and $27.4 million, respectively, representing 93% and 99% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three and nine months ended September 30, 2011, corn purchases from Cargill totaled $126.3 million and $397.8 million, respectively. During the three and nine months ended September 30, 2010, corn purchases from Cargill totaled $83.0 million and $217.8 million, respectively. As of September 30, 2011 and December 31, 2010, the LLC, through its subsidiaries, had payables to Cargill of $11.9 million and $11.6 million, respectively, related to corn purchases.

Inventories

Raw materials inventories, which consist primarily of corn, denaturant, supplies and chemicals, and work in process inventories are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consist of ethanol and distillers grain and are stated at lower of average cost or market.

A summary of inventories is as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$13,655	$14,278
Work in process	4,994	4,510
Finished goods	3,920	4,901
	$22,569	$23,689

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

Accounting guidance for derivatives requires a company to evaluate contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company’s contracts for corn and natural gas purchases and ethanol sales that meet these requirements and are designated as either normal purchase or normal sale contracts are exempted from the derivative accounting and reporting requirements.

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at September 30, 2011 represent costs incurred related to the Company’s Senior Debt facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Debt issuance costs included in noncurrent assets at December 31, 2010 also included costs related to the Company’s subordinated debt. Debt issuance costs included in other current assets at December 31, 2010 totaled $507,000, net of accumulated amortization, and represented costs related to the Bridge Loan. Unamortized debt issuance costs related to the subordinated debt and the Bridge Loan debt were expensed in February 2011 when the related debt was paid off. Estimated future debt issuance cost amortization as of September 30, 2011 is as follows (in thousands):

Remainder of 2011	$263
2012	1,024
2013	978
2014	704
2015	8
Thereafter	49
Total	$3,026

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period, if any, for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At September 30, 2011, the Company had accrued asset retirement obligation liabilities of $143,000 and $179,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2010, the Company had accrued asset retirement obligation liabilities of $139,000 and $175,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$19,643	$19,639
Construction in progress	1,596	607
Buildings and improvements	49,832	49,823
Machinery and equipment	247,071	246,312
Office furniture and equipment	6,426	6,100
	324,568	322,481
Accumulated depreciation	(82,629)	(62,403)
Property, plant and equipment, net	$241,939	$260,078

Depreciation expense related to property, plant and equipment was $6,736,000 and $20,232,000 for the three and nine months ended September 30, 2011, respectively, and was $6,768,000 and $20,139,000 for the three and nine months ended September 30, 2010, respectively.

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

For the three months ended September 30, 2011, 1,477,642 shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive because the exercise price was above the average share price for the period. For the nine months ended September 30, 2011, and for the three and nine months ended September 30, 2010, 1,452,642 shares and 1,792,545 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding – basic	102,395,002	25,449,313	92,038,237	25,410,844
Potentially dilutive common stock equivalents
Class B common shares	18,921,952	7,111,985	17,952,929	7,142,781
Stock options	-	55,000	25,000	55,000
Restricted stock	1,713,810	16,028	1,270,640	19,562
	20,635,762	7,183,013	19,248,569	7,217,343
	123,030,764	32,632,326	111,286,806	32,628,187
Less anti-dilutive common stock equivalents	-	(7,183,013)	(19,248,569)	(7,217,343)
Weighted average common shares outstanding – diluted	123,030,764	25,449,313	92,038,237	25,410,844

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Term loans	$179,930	$189,380
Subordinated debt	—	21,444
Bridge loan	—	20,034
Notes payable	430	15,162
Capital leases	2,490	2,490
	182,850	248,510
Less current portion	(12,761)	(33,031)
Long-term portion	$170,089	$215,479

In September 2006, certain subsidiaries of the LLC (the “Operating Subsidiaries”) entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt facility”) with a syndicate of lenders to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of September 30, 2011 there remained $179.9 million in aggregate principal amounts outstanding under the Senior Debt facility. These term loans mature in September 2014.

The Senior Debt facility included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the outstanding working capital facility balance of $17.9 million with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at September 30, 2011 was 3.2%.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

5. Long-Term Debt  – (continued)

Debt issuance fees and expenses of $7.9 million ($3.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through September 30, 2011. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt facility.

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

The following table summarizes the aggregate maturities of our long-term debt as of September 30, 2011 (in thousands):

Remainder of 2011	$3,204
2012	12,709
2013	12,652
2014	151,635
2015	57
Thereafter	2,593
Total	$182,850

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

6. Tax Increment Financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note is 7.85%. The proceeds have been recorded as a liability which is reduced as the subsidiary of the LLC remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $34,000 during the nine months ended September 30, 2010 and $33,000 during the nine months ended September 30, 2011 as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of September 30, 2011 (in thousands):

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

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through September 30, 2011, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of September 30, 2011, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

8. Derivative Financial Instruments

The effects of derivative instruments on our consolidated financial statements were as follows for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest):

  Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

		Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Location		2011	2010	2011	2010
		gain (loss)	gain (loss)	gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$—	$—	$(532)	$230
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	—	—	—	(197)
	Net amount recognized in earnings	$—	$—	$(532)	$33

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

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$236	$327	$863	$1,017
Restricted stock	148	6	224	27
Total	$384	$333	$1,087	$1,044

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan was originally 3,000,000; however in March 2011 the Board of Directors approved an adjustment to such aggregate number of shares to account for the Rights Offering and related increase in the number of authorized shares of common stock of the Company, as described in Note 7 – Stockholders’ Equity.  As a result of this adjustment, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is 7,100,000.  The term of the 2007 Plan is ten years, expiring in June 2017.

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

During the three and nine months ended September 30, 2011, the Company did not issue any stock options under the 2007 Plan. During the three and nine months ended September 30, 2010, the Company issued 5,000 and 768,932 stock options, respectively, under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the nine months ended September 30, 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is based on the weighted average historical volatility of our common stock.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

9. Stock-Based Compensation  – (continued)

The weighted average variables used in calculating fair value and the resulting compensation expense in the nine months ended September 30, 2011 and September 30, 2010 are as follows:

	Nine Months Ended September 30,
	2011		2010
Expected stock price volatility		N/A	151.3%
Expected life (in years)		N/A	3.2
Risk-free interest rate		N/A	2.3%
Expected dividend yield		N/A	0.0%
Expected forfeiture rate		28.0%	28.0%
Weighted average grant date fair value	$	N/A	$2.27

A summary of the status of outstanding stock options at September 30, 2011 and the changes during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Options outstanding, January 1, 2011	1,825,305	$3.22
Granted	—	—
Exercised	—	—
Forfeited	(347,633)	3.24
Options outstanding, September 30, 2011	1,477,642	$3.22	3.1	$0.00
Options vested or expected to vest at September 30, 2011	1,371,813	$3.25	3.1	$0.00	$1,049,964
Options exercisable, September 30, 2011	710,288	$3.47	2.9	$0.00

Restricted Stock  — During the three and nine months ended September 30, 2011, the Company granted 0 and 1,746,000 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors. During the three and nine months ended September 30, 2010, the Company granted 2,500 and 15,000 shares, respectively, under the 2007 Plan to our non-employee Directors. The Company utilized a 5% forfeiture rate in calculating the restricted stock expected to vest at September 30, 2011.

A summary of the restricted stock activity during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value	Unrecognized Remaining Compensation Expense
Restricted stock outstanding, January 1, 2011	16,415	$2.44
Granted	1,746,000	0.80
Vested	(15,680)	2.06
Cancelled or expired	(42,735)	0.97
Restricted stock outstanding, September 30, 2011	1,704,000	$0.80	$323,760
Restricted stock expected to vest at September 30, 2011	1,560,195	$0.80	$296,437	$1,037,233

The remaining unrecognized option and restricted stock expense will be recognized over 1.2 and 3.3 years, respectively. After considering the stock option and restricted stock awards issued and outstanding, the Company had 3,819,274 shares of common stock available for future grant under our 2007 Plan at September 30, 2011.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and nine months ended September 30, 2011, and September 30, 2010 due to continuing losses from operations.  The difference between the effective tax rate and the statutory tax rate is principally due to changes in valuation allowances provided against certain of the Company’s deferred tax assets.

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax assets:
Capitalized start up costs	$3,650	$3,802
Stock options	515	493
Net operating loss carryover	70,530	66,007
Deferred tax asset	74,695	70,302
Valuation allowance	(36,896)	(31,776)
Deferred tax liabilities:
Property, plant and equipment	(37,799)	(38,526)
Deferred tax liabilities	(37,799)	(38,526)
Net deferred tax asset	$—	$—
Current tax receivable	$—	$—

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

As of September 30, 2011, the net operating loss carryforward was $195 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three and nine months ended September 30, 2011, contributions to the plan by the LLC totaled $32,000 and $163,000, respectively. For the three and nine months ended September 30, 2010, contributions to the plan by the LLC totaled $67,000 and $198,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of September 30, 2011 the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

Beginning in the second quarter of 2008, subsidiaries of the LLC entered into agreements to lease railroad cars over a period of ten years. Pursuant to these lease agreements, the subsidiaries are currently leasing 785 railroad cars for approximately $6.7 million per year. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters. Rent expense is being recognized on a straight line basis over the term of the lease.

Future minimum operating lease payments at September 30, 2011 are as follows (in thousands):

Remainder of 2011	$1,807
2012	7,232
2013	7,191
2014	6,972
2015	6,972
Thereafter	19,115
Total	$49,289

Rent expense recorded for the three and nine months ended September 30, 2011 totaled $1,931,000 and $5,764,000, respectively. Rent expense recorded for the three and nine months ended September 30, 2010, totaled $2,334,000 and $6,919,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

12. Commitments and Contingencies  – (continued)

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which were to revert back to the original terms on September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby the extended payment terms for our corn purchases will remain in effect for the remainder of the two corn supply agreements.

At September 30, 2011, the LLC, through its subsidiaries, had contracted to purchase 1,585,000 bushels of corn to be delivered between October 2011 and October 2012 at our Fairmont location, and 4,374,000 bushels of corn to be delivered between October 2011 and July 2013 at our Wood River location. These purchase commitments represent 4% and 6% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.  At September 30, 2011, the LLC, through its subsidiaries, had contracted for future ethanol deliveries valued at $21.6 million between October 2011 and December 2011 at each of our plants.  These sales commitments represent 30% of the projected ethanol sales during the period at each plant.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time. As of September 30, 2011 the deferred ethanol commission payments totaled $1.6 million and are included in other non-current liabilities.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements
(Unaudited)

13. Noncontrolling Interest  – (continued)

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
LLC Membership Units and Class B common shares exchanged in 2010	(336,600)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	18,369,262
LLC Membership Units and Class B common shares exchanged in the nine months ended September 30, 2011	(6,559,295)
Remaining LLC Membership Units and Class B common shares at September 30, 2011	18,921,952

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At September 30, 2011, the Company owned 84.7% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to BioFuel Energy Corp.	$2,194	$(1,377)	$(12,510)	$(18,936)
Transfers from the noncontrolling interest
Increase in BioFuel Energy Corp. stockholders’ equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	—	2,386	236
Net transfers from noncontrolling interest	—	—	2,386	236
Change in equity from net income (loss) attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$2,194	$(1,377)	$(10,124)	$(18,700)

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

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, and (2) five years from the date of the initial public offering which is June 2012. On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership units exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership units held by the management members at the time of the offering is greater than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership units or an equivalent number of shares of common stock. Conversely, if the number of LLC membership units the management members held at the time of the offering is less than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership units in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J. Edelman, our former chairman, may be required to deliver up to 100% of his LLC membership units, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the “true-up”. As a result there will be no impact on our public stockholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

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

During 2011, the Company has been exploring the possibility of producing corn oil as an additional co-product at each of its two facilities. This would require the installation of corn oil extraction systems at each ethanol plant. On October 28, 2011, the Company’s Operating Subsidiaries received funding under an operating lease each Operating Subsidiary entered into with Farnam Street Financial, Inc.  These operating leases will provide the funding to pay for most of the costs of installing the corn oil extraction systems that each Operating Subsidiary is in the process of installing in its respective plant. The Company expects to begin generating revenues from corn oil sales beginning no later than the first quarter of 2012.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, as shown in the accompanying consolidated financial statements, the Company was profitable during the three months ended September 30, 2011, with net income of $2.5 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to narrow commodity margins in the first half of the year, the Company incurred a net loss of $14.8 million during the nine months ended September 30, 2011.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.7 million of cash and cash equivalents as of September 30, 2011. In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See " — Liquidity and capital resources".

Should commodity margins narrow again and continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. We are required to make, under the terms of our Senior Debt facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to narrow again and continue there for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt.  Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. In the past, we have only been able to conduct such hedging activities on a limited basis due to our lack of financial resources and, while we are currently engaged in some hedging activities, we may not have the financial resources to increase or conduct hedging activities in the future.

Basis for Consolidation

At September 30, 2011, the Company owned 84.7% of the LLC membership units with the remaining 15.3% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 15.3% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individuals and investment funds who held 18,921,952 membership units in the LLC as of September 30, 2011 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

Revenues

Our primary source of revenue is the sale of ethanol. The selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which, in turn, is influenced by industry and other factors, including government policy and regulations, over which we have little control. Ethanol prices are extremely volatile.  Ethanol revenues are recorded net of transportation and storage charges, and net of marketing commissions we pay to Cargill.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended September 30, 2011 and September 30, 2010. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net income or loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(unaudited)				(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales	$162,547	100.0%	$114,747	100.0%	$489,083	100.0%	$312,031	100.0%
Cost of goods sold	155,498	95.7	110,140	96.0	487,950	99.8	318,336	102.0
Gross profit (loss)	7,049	4.3	4,607	4.0	1,133	0.2	(6,305)	(2.0)
General and administrative expenses	2,522	1.5	3,582	3.1	7,755	1.6	9,794	3.1
Operating income (loss)	4,527	2.8	1,025	0.9	(6,622)	(1.4)	(16,099)	(5.1)
Interest expense	(1,978)	(1.2)	(2,783)	(2.4)	(8,195)	(1.7)	(8,061)	(2.6)
Net income (loss)	2,549	1.6	(1,758)	(1.5)	(14,817)	(3.1)	(24,160)	(7.7)
Less: Net (income) loss attributable to the noncontrolling interest	(355)	(0.2)	381	0.3	2,307	0.5	5,224	1.6
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$2,194	1.4%	$(1,377)	(1.2)%	$(12,510)	(2.6)%	$(18,936)	(6.1)%

The following table sets forth key operational data for the three and nine months ended September 30, 2011 and September 30, 2010 that we believe are important indicators of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ethanol sold (gallons, in thousands)	50,716	56,185	162,381	167,733
Dry distillers grains sold (tons, in thousands)	80.1	131.3	260.2	377.4
Wet distillers grains sold (tons, in thousands)	165.2	65.5	499.1	266.3
Average price of ethanol sold (per gallon)	$2.72	$1.84	$2.54	$1.64
Average price of dry distillers grains sold (per ton)	$182.94	$88.10	$178.55	$92.72
Average price of wet distillers grains sold (per ton)	$60.40	$22.26	$62.24	$22.80
Average corn cost (per bushel)	$7.05	$3.83	$6.81	$3.66

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales:   Net Sales were $162.5 million for the three months ended September 30, 2011 compared to $114.7 million for the three months ended September 30, 2010, an increase of $47.8 million or 41.7%. This increase was primarily attributable to an increase in ethanol revenues of $35.4 million and an increase in distillers grain revenues of $12.4 million. The increase in both ethanol and distillers grain revenue was primarily due to an increase in the per unit price we received for each product, reflecting increases in their respective market prices compared to the year ago period.  This increase was partially offset by lower production of each product as compared to the year ago period resulting from four day fall maintenance shutdowns at both plants in September 2011 and reduced grind rates due to a tightened corn supply.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,
	2011		2010
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$126,968	$2.50	$78,215	$1.39
Natural gas	5,815	$0.11	7,788	$0.14
Denaturant	1,816	$0.04	1,935	$0.03
Electricity	3,616	$0.07	3,636	$0.07
Chemicals and enzymes	3,844	$0.08	4,156	$0.07
General operating expenses	6,972	$0.14	7,938	$0.14
Depreciation	6,467	$0.13	6,472	$0.12
Cost of goods sold	$155,498		$110,140

Cost of goods sold was $155.5 million for the three months ended September 30, 2011 compared to $110.1 million for the three months ended September 30, 2010, an increase of $45.4 million or 41.2%. The increase was primarily attributable to a $48.6 million increase in the cost of corn, partially offset by decreases in natural gas expenses of $2.0 million and general operating expenses of $1.0 million. The increase in corn cost was attributable to an increase in the price per bushel paid for corn, reflecting an increase in the market price compared to the year ago period.  The decrease in natural gas expenses resulted from decreased production of dry distillers grain compared to the year ago period as more wet distillers grain was marketed, while the decrease in general operating expenses resulted primarily from lower lease costs for our rail cars and elevators.

General and administrative expenses:   General and administrative expenses decreased $1.1 million or 30.6%, to $2.5 million for the three months ended September 30, 2011, compared to $3.6 million for the three months ended September 30, 2010. The decrease was primarily due to the Company incurring $0.9 million of legal and financial advisory expenses related to negotiations with the lenders under the Senior Debt facility during the three months ended September 30, 2010 while no such costs were incurred during the three months ended September 30, 2011.

Interest expense:   Interest expense was $2.0 million for the three months ended September 30, 2011, compared to $2.8 million for the three months ended September 30, 2010, a decrease of $0.8 million or 28.6%. The decrease in interest expense for the three months ended September 30, 2011 was primarily attributable to the Company’s average outstanding debt balance being lower during the three months ended September 30, 2011 as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt in the first quarter of 2011 and its working capital facility in the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales:   Net Sales were $489.1 million for the nine months ended September 30, 2011 compared to $312.0 million for the nine months ended September 30, 2010, an increase of $177.1 million or 56.8%. This increase was primarily attributable to an increase in ethanol revenues of $138.5 million and an increase in distillers grain revenues of $38.6 million. The increase in both ethanol and distillers grain revenue was primarily due to an increase in the per unit price we received for each product, reflecting increases in their respective market prices compared to the year ago period.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30,
	2011		2010
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$398,779	$2.46	$219,071	$1.31
Natural gas	20,683	$0.13	25,007	$0.15
Denaturant	5,701	$0.04	6,465	$0.04
Electricity	10,136	$0.06	10,093	$0.06
Chemicals and enzymes	12,037	$0.07	12,130	$0.07
General operating expenses	21,204	$0.13	26,333	$0.16
Depreciation	19,410	$0.12	19,237	$0.11
Cost of goods sold	$487,950		$318,336

Cost of goods sold was $488.0 million for the nine months ended September 30, 2011 compared to $318.3 million for the nine months ended September 30, 2010, an increase of $169.7 million or 53.3%. The increase was primarily attributable to a $179.7 million increase in the cost of corn, partially offset by a decrease in natural gas cost of $4.3 million and a decrease in general operating expenses of $5.1 million. The increase in corn cost was attributable to an increase in the price per bushel paid for corn, reflecting an increase in the market price compared to the year ago period.  The decrease in natural gas cost was primarily attributable to a lower price per million British Thermal Units (Mmbtu), reflecting a decrease in the market price compared to the year ago period, while the decrease in general operating expenses resulted primarily from a decrease in repairs and maintenance costs, reflecting certain operational improvements at our plants.

General and administrative expenses:   General and administrative expenses decreased $2.0 million or 20.4%, to $7.8 million for the nine months ended September 30, 2011, compared to $9.8 million for the nine months ended September 30, 2010.  The decrease was primarily due to a $0.5 million loss on disposal of assets and $0.9 million of legal and financial advisory expenses related to negotiations with the lenders under the Senior Debt facility, both of which were incurred during the nine months ended September 30, 2010 while no such costs were incurred during the nine months ended September 30, 2011.

Interest expense:   Interest expense was $8.2 million for the nine months ended September 30, 2011, compared to $8.1 million for the nine months ended September 30, 2010, an increase of $0.1 million or 1.2%. The increase in interest expense for the nine months ended September 30, 2011 was attributable to the Company expensing $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and the bridge loan when those debt facilities were paid off in the first quarter of 2011.  This increase was mostly offset by a decrease in interest expense of $1.4 million for the nine months ended September 30, 2011 as compared to the year ago period which was attributable to the Company’s average outstanding debt balance being lower during the nine months ended September 30, 2011 as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt in the first quarter of 2011 and its working capital facility in the third quarter of 2010.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine months ended September 30, 2011 and September 30, 2010 are summarized below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$14,113	$11,788
Investing activities	(2,067)	(4,179)
Financing activities	(9,810)	(2,823)
Net increase in cash and cash equivalents	$2,236	$4,786

Cash provided by operating activities.   Net cash provided by operating activities was $14.1 million for the nine months ended September 30, 2011, compared to $11.8 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, the amount was primarily comprised of a net loss of $14.8 million which was offset by working capital sources of $5.1 million and non-cash charges of $23.8 million, which were primarily depreciation and amortization. Working capital sources primarily related to decreases in accounts receivable and increases in other assets and liabilities. For the nine months ended September 30, 2010, the amount was primarily comprised of a net loss of $24.2 million which was offset by working capital sources of $11.9 million and non-cash charges of $24.1 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010. The net cash used in investing activities during both periods was for various capital expenditure projects at the plants.

Cash used in financing activities.   Net cash used in financing activities was $9.8 million for the nine months ended September 30, 2011, compared to $2.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by $9.5 million in principal payments under our term loan facility, a $21.5 million payment to pay off our Subordinated Debt, a $20.0 million payment to pay off our Bridge Loan, $3.1 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs. For the nine months ended September 30, 2010, the amount was primarily comprised of $6.6 million of borrowings under our term loan facility, $1.5 million of borrowings under our working capital facility, and $19.4 million of borrowings under our bridge loan, which were offset by $9.5 million in payments under our term loan facility, $18.0 million in payments under our working capital facility, $0.8 million in payments of notes payable and capital leases, and $2.0 million in payments for debt and equity issuance costs.

Our principal source of liquidity at September 30, 2011 consisted of cash and cash equivalents of $9.7 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of September 30, 2011 we had payables to Cargill of $11.9 million related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements, and general corporate purposes. As noted elsewhere in this report, the Company was profitable during the three months ended September 30, 2011, with net income of $2.5 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to the narrow commodity margins in the first half of the year, the Company incurred a net loss of $14.8 million during the nine months ended September 30, 2011. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to narrow again and continue there for an extended period of time, we may expend all of our other sources of liquidity, in which event we would not be able to pay principal or interest on our debt.  Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt facility providing for the availability of $230.0 million of borrowings with a syndicate of lenders to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of September 30, 2011 there remained $179.9 million in aggregate principal amount outstanding under the Senior Debt facility. These term loans mature in September 2014.

The Senior Debt facility included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the $17.9 million outstanding working capital facility balance with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at September 30, 2011 was 3.2%.

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

Debt issuance fees and expenses of $7.9 million ($3.0 million, net of accumulated amortization) have been incurred in connection with the Senior Debt facility through September 30, 2011. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt facility.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From October 1, 2009 to September 30, 2011, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.47 per gallon in June 2010 to a high of $3.07 per gallon in July 2011 and averaged $2.12 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.50 per bushel, we estimate that corn will represent approximately 83% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From October 1, 2009 to September 30, 2011 the CBOT price of corn has fluctuated from a low of $3.25 per bushel in June 2010 to a high of $7.86 per bushel in June 2011 and averaged $5.17 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.50 per bushel and recent natural gas prices of $4.25 per Mmbtu, we estimate that natural gas will represent approximately 5% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From October 1, 2009 to September 30, 2011, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $3.32 per Mmbtu in October 2010 to a high of $6.01 per Mmbtu in January 2010 and averaged $4.40 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last three months of 2011. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the cost of our corn and natural gas requirements and the selling price of our ethanol and distillers grain sales based on current prices as of September 30, 2011, excluding activity we may undertake related to corn and natural gas forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2011 production for the last three months of the year. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last three months of 2011.

	Volume Anticipated	Units	Price per Unit at September 30, 2011	Hypothetical Adverse Change in Price	Change in Three Months Ended 12/31/11 Pre- tax Income
	(in millions)				(in millions)
Ethanol	59.5	Gallons	$2.60	10%	$(15.5)
Dry Distillers	0.1	Tons	$195.00	10%	$(2.0)
Wet Distillers	0.1	Tons	$70.00	10%	$(0.7)
Corn	21.3	Bushels	$6.50	10%	$(13.8)
Natural Gas	1.7	Mmbtu	$4.25	10%	$(0.7)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of September 30, 2011, we had borrowed $179.9 million under our Senior Debt facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,799,000 on our annual interest expense.

At September 30, 2011, we had $9.7 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the Third Quarter of 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP. (Registrant)
Date: November 14, 2011	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director
Date: November 14, 2011	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer