Form 10-K
period 2011-12-31
BioFuel Energy Corp.
filed 2012-03-16
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Broadway, Suite 2200	80202
Denver, Colorado
(Address of principal executive offices)	(Zip Code)

(303) 640-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $17,731,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 6, 2012
Common Stock, par value $0.01 per share	104,573,689 shares, net of 809,606 shares held in treasury
Class B Common Stock, par value $0.01 per share	18,622,944 shares

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

PART I

ITEM 1. BUSINESS

Overview

BioFuel Energy Corp. produces and sells ethanol and its co-products (primarily distillers grain and corn oil), through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota, each having an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operating strategy is focused on optimizing production and streamlining operations with the goal of producing at or above nameplate capacity at the lowest cost per gallon.

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodities prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread.” See “Risk Factors — Risks relating to our business and industry — Narrow commodity margins have resulted in decreased liquidity and continue to present a significant risk to our ability to service our debt.” Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices, and we may continue to enter into these instruments in the future. However, our experience with these financial instruments has at times been unsuccessful. See “Risk Factors — Risks relating to our business and industry — Our results and liquidity may be adversely affected by future hedging transactions and other strategies.” In addition, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to conduct any hedging activities in the future. See “Risk Factors — Risks relating to our business and industry — We are currently limited in our ability to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.”

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

Our Facilities

Our facilities are strategically located in the Midwest “Corn Belt,” and each of our facilities is able to meet local, regional, national and international demand for ethanol. Both facilities have unit train access to the Union Pacific Railroad, and are positioned in some of the lowest-priced, highest-supply feedstock markets in the United States. Each of our facilities was constructed by TIC Wyoming, an industrial general contracting firm, under engineering, procurement and construction (EPC) contracts, utilizing an operations and process technology licensed from its joint venture partner Delta-T Corporation, an engineering and design firm. In connection with each of the EPC contracts, Delta-T granted to us perpetual limited licenses to use Delta-T’s proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our facilities up to the designed limits. Consideration for the licenses was included as part of the payments under the EPC contracts. These facilities have been in operation for over three years, and during that period we have made capital modifications and improvements that have increased our capacity utilization rates and yield (measured by gallons of denatured ethanol per bushel of corn), and have continuously lowered our overall fixed costs per gallon of production.

Our relationship with Cargill

From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Our two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. Pursuant to 10-year ethanol marketing agreements, Cargill purchases 100% of the ethanol produced at our facilities and, under 20-year corn supply agreements, supplies 100% of our corn for these facilities. We also have the opportunity to utilize Cargill’s risk management services.

Corn supply

Our ethanol facilities each require approximately 41 million bushels of corn per year in order to produce their undenatured nameplate capacity of 110 Mmgy of ethanol. Cargill supplies all of the corn to our facilities. Under the corn supply agreements, Cargill has agreed to deliver U.S. No. 2 yellow dent corn meeting certain specifications. We regularly contract in advance for physical corn delivery (basis only). On the day of delivery, we pay the applicable corn futures price then in effect, less the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.045 per bushel.

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

Under our ethanol marketing agreements, Cargill performs a number of logistics functions relating to the ethanol produced at our facilities, utilizing its extensive network of rail and trucking relationships. These functions include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments. Under the ethanol marketing agreements, we are responsible for providing tank railcars to service our facilities. As a result, we have entered into 10-year leases for our tank railcar fleet from Trinity Industries Leasing Company.

Ethanol Marketing

All of our ethanol is sold to Cargill as our third party marketer and distributor, for which Cargill is paid a commission. Cargill has established relationships with many of the leading end-users of ethanol products such as major oil companies and refiners, as well as independent jobbers, storage companies and transportation companies. Our ethanol that is sold in the United States is “pooled” with all of the ethanol produced by Cargill in the United States whereby we receive the average price of the ethanol sold for the producers in the marketing group. Each of the participants in the pool receives the same price for its share of ethanol sold, net of freight and other agreed costs incurred by Cargill with respect to the pooled ethanol. Freight and other charges are divided among pool participants based upon each participant’s ethanol volume in the pool rather than the location of the plant or the delivery point of the customer. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped un-denatured and are excluded from the marketing pool.

Under our arrangements with Cargill, we have the ability to opt out of the marketing pool described above. In order to opt out of the marketing pool, we would need to provide six months’ notice prior to the date on which ethanol will first be delivered under the contract or any anniversary of that date, except that we may be obligated to participate in the pool for up to 18 months to the extent necessary to allow Cargill to fulfill contractual commitments to deliver ethanol from the pool. We also have the ability to sell ethanol directly to end-customers on a long-term basis, using Cargill as an agent, and in the future we may do so if an attractive opportunity arises. In these circumstances, Cargill would continue to provide transportation and logistics services, would act as a contracting agent and would continue to be paid commissions by us. We will evaluate the desirability of selling ethanol directly to end-customers on an ongoing basis.

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

We have leased, for an initial term of twenty years, Cargill’s grain facilities located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under the lease agreements, we are responsible for the maintenance and repair of the premises. We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

The Operating Subsidiaries entered into Omnibus Agreements with Cargill, which became effective on September 1, 2009. Pursuant to these agreements, Cargill agreed to extend payment terms for our corn purchases and defer a portion of certain fees and grain elevator lease payments payable to Cargill for one year. The deferred fees were to be payable to Cargill by the Operating Subsidiaries over a two-year period, and the payment terms for corn were to revert to the original terms beginning on September 1, 2010. On September 23, 2010, we entered into a Letter Agreement with Cargill that continues the extended payment terms for the duration of our corn supply agreements and reduces certain fees payable under those agreements and our ethanol marketing agreements. These agreements are expected to provide us with varying amounts of additional working capital over their duration. As of December 31, 2011, $2.9 million of such deferrals remained outstanding, and we continue to make periodic payments of deferred ethanol commissions at our discretion.

Other Marketing Arrangements

Distillers grain marketing

Under our distillers grain marketing agreements, all of the dried distillers grain produced at our two facilities is sold to an independent third party marketer and distributor, for which it is paid a commission. Our dried distillers grain is primarily marketed nationally to agricultural customers for use as an animal feed ingredient. Under these marketing agreements, our third party marketer also performs a number of logistics functions, which include arranging for rail and truck freight, bills of lading and scheduling pick-up appointments.

We market our wet distillers grain through another independent third party marketer. Due to its limited shelf life and high freight cost, wet distillers grain is sold primarily to local agricultural customers for use as an animal feed ingredient.

Corn oil marketing

During 2011, we began installing corn oil extraction systems at each of our plants so that we could begin producing corn oil as an additional co-product. These systems were installed using certain patented technology we have licensed from Greenshift Corporation, for which we pay a royalty. The installation in Wood River was completed in December 2011, and the installation in Fairmont was completed in January 2012. The corn oil produced at our plants is used primarily as a feedstock for the production of biodiesel and, potentially, as an animal feed ingredient. The corn oil produced in Wood River is being sold to the same independent third party marketer that purchases our dried distillers grains from that facility. The corn oil produced in Fairmont is being sold to a biodiesel producer under an off-take agreement. Corn oil is shipped from our plants by trucks.

Industry

Ethanol is a clean burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grain-derived starches and sugars. In the United States, ethanol is produced primarily from corn. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. In addition, the Renewable Fuel Standard, or RFS, mandates that renewable biofuels comprise a certain minimum amount of the U.S. fuel supply. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol’s clean burning characteristics. In December 2010, the U.S. EPA approved ethanol blends of up to 15% in motor fuel, referred to as E15, for use in all cars manufactured in 2007 and later years. In January 2011, the U.S. EPA extended that approval to cars made between 2001 and 2006. Ethanol also comprises up to 85% of E85 fuel, although flexible fuel vehicles, or FFV’s, capable of using E85 fuel currently comprise a relatively small portion of the U.S. motor vehicles on the road.

We believe that the key drivers of ethanol demand include:

Blending benefits

Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends (up to E10) have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline. At times when ethanol sells at a discount to gasoline, there are further economic incentives to blend ethanol into motor fuel.

Legislative and government policy support

As mandated by The Energy Independence and Security Act of 2007, or the 2007 Act, the RFS required that 12.6 billion gallons of conventional biofuels, which includes corn-based ethanol, be blended into the U.S. fuel supply in 2011, increasing to 15.0 billion gallons per year by 2015. The 2007 Act also mandated an increasing overall use of renewable fuels through 2022. The new targets are expected to be reached by phasing in additional volumes of both conventional biofuels (including corn-based ethanol) and “advanced biofuels,” such as cellulosic ethanol and biomass based diesel.

The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels:

Year	Total Volume (in billions of gallons)	Conventional Biofuels (including corn-based)	Advanced Biofuels
2011	13.95	12.60	1.35
2012	15.20	13.20	2.00
2013	16.55	13.80	2.75
2014	18.15	14.40	3.75
2015	20.50	15.00	5.50
2016	22.25	15.00	7.25
2017	24.00	15.00	9.00
2018	26.00	15.00	11.00
2019	28.00	15.00	13.00
2020	30.00	15.00	15.00
2021	33.00	15.00	18.00
2022	36.00	15.00	21.00

In 2011 and 2012, due to the unavailability of advanced biofuels on a commercial scale, the U.S. EPA granted a waiver to the refining industry setting the cellulosic component of the advanced biofuel blending requirements at lower levels than those called for under the RFS.

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

Geopolitical concerns

The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices have ranged dramatically in recent years. As a domestic, renewable source of energy, ethanol can help to reduce the United States’ dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil. According to the Renewable Fuels Association, or RFA, the 13.9 billion gallons of ethanol produced in the U.S. in 2011 reduced demand for imported oil by 485 million barrels.

Ethanol as a gasoline substitute

Automakers in the United States now offer a wide variety of Flexible Fuel Vehicles, or FFVs, which are vehicles capable of running on blends up to 85% ethanol. Management believes that motorists may increasingly choose FFVs due to their lower greenhouse gas emissions, flexibility and performance characteristics. Changes in corporate average fuel economy, or CAFE, standards may also benefit the ethanol industry by encouraging use of E85 fuel products. Though E85 is not in widespread use today, auto manufacturers may find it attractive to build more flexible-fuel trucks and sport utility vehicles in order to meet CAFE standards. Future widespread adoption of FFVs could potentially boost ethanol demand and reduce the consumption of gasoline.

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

Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, as of January 2012 the ethanol industry in the United States was comprised of 209 production facilities with an aggregate industry capacity of approximately 14.9 billion gallons per year (“Bgpy”). According to the RFA, in 2011 domestic ethanol production was approximately 13.9 billion gallons. The top ten producers accounted for approximately 49% of the industry’s total estimated production capacity as of December 2011. Smaller producers and farmer-owned cooperatives, all of which have production capacities less than ours, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As a result of the existing capacity and potential increases in production due to increasing yields and other improvements, the ethanol industry faces the risk of excess capacity. See “Risk Factors — Risks relating to our business and industry — Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business”.

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

The fermentation process converts the cooked mash into carbon dioxide and fermented mash, called “beer”, which contains ethanol as well as all the solids from the original corn feedstock. The mash is kept in a fermentation tank for approximately two days. Circulation through heat exchangers keeps the mash at the proper temperature.

Step three: distillation and molecular sieve

After batch fermentation is complete, beer is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 96%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and molecular sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then denatured (rendered unfit for human consumption) by mixing up to approximately 2.4% unleaded gasoline to prepare it for sale in the U.S.

Step four: liquid-solid separation system

The residual corn mash from the distillation stripper, called “stillage”, is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is then pumped from the centrifuges back to mashing or to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuges, known as “wet cake”, are conveyed to the wet cake storage pad or the gas-fired dryer for removal of residual water. Syrup is added to the wet cake. The result is wet distillers grain with solubles. The wet distillers grain can then be placed into a dryer, where moisture is removed. The end result of the process is dried distillers grain.

Step five: product storage

Storage tanks hold the ethanol product prior to being transferred to loading facilities for truck and rail car transportation. Our plants each have approximately 3.1 million gallons of ethanol tank storage capacity, which will accommodate nine days of ethanol production per plant.

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

Corn oil.    Corn oil is extracted on the “back end” of the dry-mill ethanol production process from the condensed distillers solubles stream portion of the process.  The oil is extracted using a separator, or centrifuge, and then further clarified in settling tanks. It is then sold either as a feedstock to produce biodiesel or as an animal feed ingredient. We began producing corn oil in January 2012.

Competition

Domestic Competition

The markets where our ethanol is sold are highly competitive. According to the RFA, industry capacity in the United States was approximately 14.9 billion gallons per year as of January 2012. The ethanol industry in the United States consisted of approximately 209 production facilities as of January 2012 with relatively few new facilities under construction or expansion, and is primarily corn-based.

Over the past few years, the U.S. ethanol industry has witnessed significant acquisition activity by gasoline and oil refiners that has resulted in a number of relatively large companies competing in the production of ethanol. As a result, we compete with both a small number of large, integrated companies that produce ethanol, as well as with a larger number of smaller, dedicated ethanol producers.

The three largest ethanol producers (Archer Daniels Midland, Poet, and Valero Energy) together controlled approximately 30% of the ethanol production capacity in the United States as of the end of 2011.

Company	Producing Capacity Mmgy
Archer Daniels Midland	1,750
Poet	1,629
Valero Energy	1,130
Total	4,509
Market share of U.S. production capacity	30%

Source: Renewable Fuels Association, 2012 Ethanol Industry Outlook

We compete with a number of significant competitors in the ethanol industry, including blenders, producers and/or other retailers of gasoline such as Valero Energy, Murphy Oil, Koch Industries and Sunoco Oil. We also compete with other large ethanol producers such as Archer Daniels Midland, Poet, Green Plains Renewable Energy, Abengoa Bioenergy Corporation, The Andersons and Pacific Ethanol Products. A number of our competitors have substantially greater financial and other resources than we do. See “Risk Factors — Risks relating to our business and industry — We may not be able to compete effectively.” The remainder of the industry is highly fragmented, consisting of many small, independent firms and farmer-owned cooperatives. Through our ethanol marketing agreements with Cargill, we are able to compete on a national basis.

Ethanol is a commodity and as such is priced on a very competitive basis. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold. We try to differentiate ourselves from our competition through continuous focus on cost control and production efficiency and by utilizing Cargill’s expertise in ethanol marketing and corn supply. We constructed our ethanol facilities with a focus on minimizing cost inputs such as corn, natural gas and transportation. We chose the sites for our Wood River and Fairmont plants in part because of their access to significant local corn production, their proximity to competitive natural gas supplies and their access to transportation infrastructure. We also promote a company-wide culture of continuous improvement, cost control and efficiency regardless of the economic cycle. We strive to be one of the lowest cost ethanol producers in the industry through the application of the latest technology, strict attention to cost efficiencies and, where appropriate, long-term contracts for the supply of inputs such as corn and natural gas.

With respect to distillers grain and corn oil, we compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers, reliability of supply and, especially, product quality and consistency. We try to differentiate ourselves from our competition through consistent, high product quality, strategic plant locations and access to our marketers’ expertise in feed and feedstock merchandising.

Foreign Competition

We also face competition from foreign producers of ethanol and such competition may increase in the future. Large, international companies, such as Royal Dutch Shell and Cargill, along with foreign based companies, such as the Brazilian firm Cosan, have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer, making its product primarily from sugarcane. Until December 31, 2011, ethanol produced in foreign countries was subject to an import tariff of $0.54 per gallon, largely making their products uncompetitive with U.S. based producers. Sugar-based ethanol also qualifies as an “advanced” biofuel under the RFS, and blenders who incorporate it into their fuel are able to garner advanced Renewable Identification Numbers (RIN’s), which trade at a significant premium to RIN’s generated by conventional, corn-based ethanol. As a result of the expiration of the import tariff and the value of advanced RIN’s, we and the ethanol industry generally expect to face increased competition from foreign producers.

According to the Economic Research Service of the USDA, in recent years various other countries have begun increasing their use of ethanol as part of their motor fuel supply. While these new markets may offer increased export opportunities for U.S. producers such as us, Brazilian producers may, depending upon a variety of factors including their own domestic ethanol demand, public policy and regulations, world sugar and oil prices and currency exchange rates, export ethanol to meet some or all of this demand.

Environmental matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. During the start-up and initial operation of our two plants, we occasionally failed to meet all of the parameters of our air and water discharge permits. We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests have indicated that we are operating within our permitted limits. In the past, we have received Notices of Violations with respect to both sites from environmental regulators relating to these issues. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expired on July 31, 2011. As part of a Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to either meet the water quality standards, cease discharging altogether, or implement alternative discharge solutions such as a pipeline to a larger, more remote receiving stream. We are currently negotiating a water supply agreement with the City of Fairmont for a minimum water supply and are designing a zero liquid discharge system which will allow the plant to cease its off-site surface water discharge and to recycle all water used at the plant. The state of Minnesota has agreed with this approach and has allowed the plant until December 31, 2013 to cease its discharge. This undertaking will require significant expenditures which we expect will represent a significant portion of our capital improvement budgets in Fairmont in 2012 and 2013.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its proposed final regulations on the Renewable Fuels Standard, or RFS. These final regulations grandfather our plants at their current operating capacity, though any expansion of our plants would need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS mandate. Although we have no current intention to expand either of our plants, if we were to do so in the future, we may be required to obtain additional permits or reduce drying of certain amounts of distillers grains.

Since the time when the air permits were originally issued for both plants, there have been changes in air regulations that have resulted in new or more stringent air quality standards which, if either plant were to modify existing emission sources or create new ones, would require the entire plant to comply with the new standards. Specifically applicable to our plants are standards for one-hour oxides of nitrogen and for a particulate matter less than 2.5 micron (PM2.5). Recent changes in air regulations in Minnesota now require the use of higher particulate emission factors without location-specific documentation of actual particulate emissions. In order to comply with these new standards, the Fairmont facility will construct a new grain receiving building to reduce particulate emissions. Construction of these improvements is expected to occur in 2013.

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

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts, train derailments and truck accidents also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

Employees

As of March 1, 2012, we had 148 full-time employees and 1 part-time employee. None of these employees are subject to a collective bargaining agreement.

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

At December 31, 2011, we owned 85.0% of the LLC membership units with the remaining 15.0% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. There were 105,383,295 shares of our common stock and 18,622,944 shares of our Class B common stock issued and outstanding as of December 31, 2011. The Class B common shares were held by the holders of membership interests in the LLC (other than BioFuel Energy Corp.), who also held 18,622,944 membership units in the LLC.

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

The holders of membership units in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership units. Because BioFuel Energy Corp. owned approximately 85.0% of the total membership units in the LLC at December 31, 2011, BioFuel Energy Corp. was allocated approximately 85.0% of the net losses of the LLC. The remaining net losses were allocated to the other holders of membership interests in the LLC. These percentages are subject to change, including upon an exchange of membership units for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership units of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

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

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, expressed on a per gallon equivalent basis, which is known in the industry as the “crush spread.” The prices of these commodities are volatile and beyond our control. For example, from January 1, 2010 through December 31, 2011, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $3.25 to $7.86 per bushel, while CBOT ethanol prices ranged from $1.47 to $3.07 per gallon during the same period. However, the volatility in corn prices and the volatility in ethanol prices are not necessarily correlated, and as a result, the crush spread, as measured by CBOT prices, and an assumed yield of 2.8 gallons of ethanol per bushel of corn fluctuated widely throughout 2010, ranging from $0.02 per gallon to $0.54 per gallon, and during 2011, ranging from ($0.11) per gallon to $0.60 per gallon. The actual commodity margins we realize may not be the same as the crush spreads reflected by CBOT market prices as a result of various factors, including differences in geographic basis paid for corn, varying ethanol sales prices in different markets and the timing differential between when we purchase corn and when we sell our products.

As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As reported in the audited consolidated financial statements included elsewhere with this Annual Report, we reported net losses of $10.4 million and $25.2 million for the years ended December 31, 2011 and December 31, 2010, respectively. During each of these years crush spreads fluctuated significantly.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $15.1 million of cash and cash equivalents as of December 31, 2011. Crush spreads contracted severely during the last few weeks of 2011 and have remained at depressed levels since. Should current margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. In 2012, we will be required to make, under the terms of our Senior Debt Facility (of which $176.8 million was outstanding as of December 31, 2011), quarterly principal payments at a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue. Any further reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

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

The operating subsidiaries of the LLC that own and operate our Wood River and Fairmont plants have entered into a Senior Debt Facility with a group of financial institutions that is secured by substantially all of those subsidiaries’ assets. As of December 31, 2011, we had $176.8 million of indebtedness outstanding under our Senior Debt Facility.

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

Our ability to make payments on and refinance our Senior Debt Facility depends on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to our crush spread as well as general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. During our first three full years’ of operations, we have been unable to consistently generate positive cash flow, mostly due to the narrow crush spread. In addition, we have had, and continue to have, limited liquidity, with $15.1 million of cash and cash equivalents as of December 31, 2011. If we do not have sufficient cash flow to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or raise additional capital, any or all of which we may not be able to do on commercially reasonable terms or at all. If we are unable to do so, we may be required to curtail operations or cease operating altogether, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code. Because the debt under our Senior Debt Facility subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

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

The expiration of the blenders’ credit could have a material adverse impact on our results of operations and financial position.

The Volumetric Ethanol Excise Tax Credit (VEETC), commonly referred to as the “blenders’ credit,” was a federal excise tax incentive program that allowed gasoline distributors that blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. This $0.45 per gallon of ethanol credit expired on December 31, 2011. The expiration of the blenders’ credit may decrease future demand for ethanol, which is likely to result in lower prices for ethanol, or it may result in a decrease in the price gasoline blenders and marketers are willing or able to pay for ethanol. In such event, there would likely be a material adverse effect on our results of operations, liquidity and financial condition. The expiration of the blenders’ credit may also inhibit adoption of E15 if and when such products are registered with the EPA and become available in the market, thereby further reducing the potential demand for ethanol.

The demand for ethanol is highly dependent on the continued implementation of the Renewable Fuel Standard, or RFS, which is uncertain.

The Energy Independence and Security Act of 2007 and the Energy Policy Act of 2005, established minimum nationwide levels of renewable fuels — ethanol, biodiesel or any other liquid fuel produced from biomass or biogas — to be blended with gasoline. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS and the energy bill have been in effect since September 2007, but the ultimate effects of these rules on the ethanol industry remain uncertain. For example, in 2010 and 2011, the U.S. EPA, under the statutory authority provided by the 2005 Act, issued waivers of the cellulosic component of the advanced biofuel RFS due to the lack of availability of cellulosic biofuels on a commercial scale. In addition, the traditional (corn-based) ethanol provisions in the 2007 Act and 2005 Act may be adversely affected by the enactment of future legislation. Ethanol critics frequently cite the purported effect on international food prices from redirecting corn supplies from international food markets to domestic fuel markets. Should public support for ethanol erode, it is possible that these federal mandates will lose political support thereby severely curtailing the demand for ethanol, if the RFS were reduced or eliminated. Refineries, for example, may elect to use replacement additives other than ethanol, such as iso-octane, iso-octene and alkylate. Such reduction in demand would likely result in reduced ethanol prices which could have a material adverse effect on our operating results and our financial condition.

We are currently limited in our ability to hedge against fluctuations in commodity prices and may be unable to do so in the future, which further exposes us to commodity price risk.

Since we have commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices. However, we are currently able to engage in such hedging activities only on a limited basis due to our lack of financial resources, and we may not have the financial resources to conduct hedging activities in the future. In addition, ethanol futures have historically traded with an inverted price progression, or “strip,” whereby outer month contracts are priced at lower prices than spot or near-month contracts. In contrast, corn futures historically have traded such that outer months have higher prices than near or spot months. As a result, even under market conditions in which we realize positive margins at current (spot) prices we may not be able to lock in such margins for future production. Furthermore, because of the lack of a sufficiently established futures market or established markets for future physical delivery of ethanol, we may not be able to price a material amount of our future production so as to permit us to hedge a material portion of our commodities price risks.

Our results and liquidity may be adversely affected by future hedging transactions and other strategies.

Although our ability to do so is presently limited due to limited financial resources, we may in the future enter into contracts to sell a portion of our ethanol and co-product production or to purchase a portion of our corn or natural gas requirements on a forward basis to offset some of the effects of volatility of ethanol prices and costs of commodities. From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for corn, ethanol and natural gas. We may also hedge against changes in corn oil prices by means of heating oil futures contracts. The financial statement impact of these activities will depend upon, among other things, the prices involved, changes in the underlying market price and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts or our ability to sell excess corn or natural gas purchased in hedging transactions. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.

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

The growth of the ethanol industry has led to significantly greater demand for corn. Cargill, which supplies corn for our plants, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. One of our competitors has constructed a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn increased significantly over historical levels in 2011 and has remained high into the first quarter of 2012. We believe that this increase in corn prices is attributable in part to the increased demand from new ethanol production capacity. We cannot assure you that the price of corn will not rise significantly in the future, which could adversely affect our results of operations.

Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business.

According to the Renewable Fuels Association (the “RFA”), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 14.9 Bgpy at the end of 2011. In addition, the Energy Information Agency (EIA) of the U.S. Department of Energy recently estimated that, during the month of December 2011, the most recent month for which statistics were available, daily ethanol production in the U.S. averaged 960,000 barrels per day, which would equate to an annualized output of approximately 14.7 Bgpy. As a result of this increase in production, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs).

Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of a decline in general economic conditions, as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. According to preliminary data published by the EIA, motor fuel consumption in the United States, which includes ethanol blended with gasoline, decreased to approximately 133.7 billion gallons in 2011 from approximately 137.9 billion gallons the prior year. Management believes that this moderation in overall motor fuel consumption has been the result of the continued weak economic recovery recently experienced in the U.S., and has also contributed to declining margins for ethanol.

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

Our operating results may suffer if Cargill does not perform its obligations under our contracts.   We have entered into an extensive commercial relationship with Cargill and are largely dependent on Cargill for the success of our business. This relationship includes long-term marketing agreements with Cargill, under which Cargill has agreed to market and distribute 100% of the ethanol produced at our Wood River and Fairmont production plants. We have also entered into corn supply agreements with Cargill, under which Cargill supplies 100% of the corn for our Wood River and Fairmont plants. The success of our business depends on Cargill’s ability to provide our production plants with the required corn supply in a cost-effective manner and to market and distribute our ethanol products successfully. If Cargill defaults on payments owed to us, fails to perform any of its responsibilities or does not perform its responsibilities as effectively as we expect them to under our agreements, our results of operations will be adversely affected.

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

If we do not meet certain quality and quantity standards under our marketing agreements with Cargill, our results of operations may be adversely affected.   If our ethanol does not meet certain quality standards, Cargill may reject our products or accept our products and decrease the purchase price to reflect the inferior quality. If we fail to produce a sufficient amount of ethanol and, as a result, Cargill is required to purchase replacement ethanol from third parties at a higher purchase price to meet sale commitments, we must pay Cargill the price difference plus a commission on the deficiency volume. Our failure to meet the quality and quantity standards in our marketing agreements with Cargill could adversely affect our results of operations.

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

New technologies for producing ethanol could displace corn-based ethanol and materially harm our results of operations and financial condition.

The development and implementation of new technologies may impact our business significantly. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulosic biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulosic biomass is generally cheaper than corn and producing ethanol from cellulosic biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be cost competitive, new technologies may develop that would allow these or other methods to become viable means of ethanol production in the future thereby displacing corn-based ethanol in whole or in part or intensifying competition in the ethanol industry. Our plants are designed to produce corn-based ethanol through a fermentation process. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, and retrofitting our plants, if feasible, may be very time-consuming and could require significant capital expenditures. In addition, advances in the development of alternatives to ethanol, such as alternative fuel additives, or technological advances in engine and exhaust system design performance, such as the commercialization of hydrogen fuel-cells or hybrid engines, or other factors could significantly reduce demand for or eliminate the need for ethanol. We cannot predict when new technologies may become available, the rate of acceptance of new technologies, the costs associated with new technologies or whether these other factors may harm demand for ethanol.

Our profit margins may be adversely affected by gasoline demand and fluctuations in the selling price of gasoline.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of gasoline could result in overall reduction in motor fuel (i.e., E10) usage, thereby reducing the demand for ethanol, which could result in lower prices for ethanol. A sustained reduction in the price of ethanol, either in absolute terms or relative to the price of gasoline, may harm our operating results and financial condition.

Our business is highly sensitive to corn prices, and we generally cannot pass along increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers grain. In 2011, corn costs represented approximately 82% of our cost of goods sold, and approximately 81% of our total operating expenses. Changes in the price of corn therefore significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customer. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 1, 2010 through December 31, 2011, spot corn prices, based on the Chicago Board of Trade, or CBOT, have ranged from a low of $3.25 per bushel in June 2010 to a high of $7.86 per bushel in June 2011, with prices averaging $5.45 per bushel during this two year period. As of December 31, 2011, the CBOT spot price of corn was $6.47 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

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

We rely upon third parties for our supply of natural gas, which we use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 1, 2010 through December 31, 2011, based on the New York Mercantile Exchange, or NYMEX, have ranged from a low of $3.00 per million British Thermal Units (Mmbtu) in December 2011 to a high of $6.01 per Mmbtu in January 2010, averaging $4.24 per Mmbtu during this two year period. As of December 31, 2011, the NYMEX spot price of natural gas was $3.00 per Mmbtu. These market conditions are often affected by factors beyond our control, such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Local variation in the cost or supply of natural gas at either plant may also negatively impact our operations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

We may not be able to compete effectively.

We compete with a number of significant ethanol producers in the United States, including Archer Daniels Midland, Valero Energy, Poet, Green Plains Renewable Energy, Koch Industries and Abengoa Bioenergy Corporation. Some of our competitors are divisions of larger enterprises and have substantially greater financial resources than we do. According to the RFA, the three largest producers (Archer Daniels Midland, Poet and Valero Energy) together controlled approximately 30% of the U.S. ethanol production capacity as of the end of 2011.

In 2009 and 2010, a number of ethanol production facilities were acquired, through bankruptcy sales or other transactions, by either existing ethanol producers, such as Poet and Green Plains Renewable Energy, or to new entrants to the industry, including blenders, producers and/or retailers of gasoline such as Valero Energy, Murphy Oil, Koch Industries and Sunoco Oil. The impact of these large oil refiners and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors have acquired productive assets out of bankruptcy with improved capital structures, or without significant debt service obligations, could have the potential effect of placing us at a competitive disadvantage.

In addition to the larger sized competitors described above, there are many smaller competitors that have been able to compete successfully in the ethanol industry made up mostly of farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors. As many of these smaller competitors are farmer-owned, they receive government subsidies that we do not and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. We expect competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases.

We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and at times may have cost structures that are substantially lower than ours depending on the market price of sugar or other feedstocks relative to corn. With the expiration on December 31, 2011 of the $0.54 per gallon tariff on foreign-produced ethanol, ethanol imports may become increasingly competitive with domestic ethanol, including our products. Sugar-based ethanol also qualifies as an “advanced” biofuel under the RFS, and blenders who incorporate it into their fuel are able to garner advanced Renewable Identification Numbers (RIN’s), which trade at a significant premium to RIN’s generated by conventional, corn-based ethanol. In addition, according to the Economic Research Service of the USDA, in recent years various other countries have begun increasing their use of ethanol as part of their motor fuel supply. While these new markets may offer increased export opportunities for U.S. producers such as us, Brazilian producers may, depending upon a variety of factors including their own domestic ethanol demand, public policy and regulations, world sugar and oil prices and currency exchange rates, export ethanol to meet some or all of this demand.

Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

We may not be able to continue to sell ethanol for export profitably.

During the course of 2011, we were able to export a significant portion of our ethanol production to foreign markets. These markets offered net pricing that in most cases represented a premium to the U.S. domestic market. Among the factors that make U.S. produced ethanol competitive in foreign markets, and which could affect our ability to sell ethanol overseas at a premium in the future, are the price of corn relative to other feed stocks, particularly sugar, the production economics of ethanol in various other countries, the relative strength of the U.S. dollar against a variety of foreign currencies and the public policies, including taxes and import duties, of various foreign governments and regulators. We cannot assure you that we will be able to export our ethanol product in the future or that, if we are able to do so, we will enjoy similar favorable pricing as we have in the past.

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

Our business depends on the availability of rail and road distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. It currently is impracticable to transport by pipeline fuel blends that contain ethanol, and we have limited ethanol storage capacity at our facilities. Therefore, any unexpected delay in transportation of our ethanol could result in significant disruption to our operations, possibly requiring shutting down our plant operations. We rely upon others to maintain our rail lines from our production plants to national rail networks, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us or otherwise cause our results of operations or financial condition to suffer.

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

Our business may be influenced by seasonal fluctuations over which we have no control.

Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. Generally speaking, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The demand for unleaded gasoline tends to rise during the late spring and summer, generally resulting in higher prices during those periods. Due to the rapid growth in the supply of ethanol and the expiration of the blenders’ credit, ethanol has recently traded at a discount to gasoline and we believe it is likely to continue to do so. During the three full years of our operation, we have seen a seasonal narrowing in the “crush spread” during the first half of the year, as corn prices firm following completion of the harvest and gasoline and ethanol demand slows during the winter months. Although we have generally experienced a widening crush spread in the latter part of the year, as the summer driving season increases demand for motor fuel and the approaching harvest eases corn prices, we cannot assure you that this will continue to occur in this or any other year.

The price of distillers grain is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grain.

Distillers grain is one of many animal feed products and competes with other protein-based animal feed products. The price of distillers grain may decrease when the price of competing feed products decreases. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain. Because the price of distillers grain is not tied to production costs, decreases in the price of distillers grain will result in us generating less revenue and lower profit margins. In addition, the production of distillers grain has risen significantly in recent years with the expansion of ethanol production capacity in the United States. As a result of this significant increase in supply, the market price of distillers grain may fall sharply from its current levels. If the market price of distillers grain falls, our business and financial results may be harmed.

The price of corn oil is affected by the price of other commodity products, such as soybean oil, and the price of and demand for biodiesel, and decreases in the price of these commodities could decrease the price of corn oil.

The corn oil we produce in our plants is chiefly used as a feedstock to produce biodiesel, and thus competes with other feedstocks such as soybean oil and yellow grease. The market price for corn oil may decrease when the price of other biodiesel feedstocks decreases. Biodiesel is itself a commodity product and competes with traditional diesel fuels. Beginning in July 2011, the RFS has required that a certain volume of biomass-based diesel fuel, which includes biodiesel, be included in the U.S. motor fuel supply. Blenders who incorporate biodiesel can generate Renewable Identification Numbers (RINS) for advanced biofuels, which trade at a premium to conventional ethanol RINS and therefore provide further support for the price of biodiesel. However, the continuation of this aspect of the RFS has been the subject of extensive litigation, and is also subject to the same uncertainties as described above with respect to traditional biofuels. Biodiesel has also enjoyed the advantage of favorable tax treatment, as those marketers who blended biodiesel with petroleum-based diesel have been eligible for an excise tax credit of $1.00 per gallon of biodiesel incorporated into their products. The biodiesel blenders’ tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The biodiesel blenders’ tax credit again expired as of December 31, 2011 and it is uncertain whether it will be reinstated. If Congress fails to extend the credit, or extends it at a reduced rate, the demand for, and/or price of, biodiesel may decrease. This may result in reduced demand for corn oil as a feedstock or a reduction in the market price for corn oil from its current levels, or both. If we experience a reduction in our revenues from this co-product, our business and financial results may be harmed.

Our financial results may be adversely affected by potential future acquisitions or sales of our plants, which could divert the attention of key personnel, disrupt our business and dilute stockholder value.

As part of our business strategy, and as market and financing conditions permit, we intend to (1) pursue acquisitions of other ethanol producers, production facilities, storage or distribution facilities and selected infrastructure and (2) seek opportunities to sell one or more plants on a basis more favorable than we would expect to realize by holding them. Due to increased competition, however, we may not be able to secure suitable acquisition opportunities. Further, we may not be able to find a buyer or buyers for one or more of our plants at prices that we consider attractive. In addition, the completion of any acquisition may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our operations. In addition, if we finance acquisitions by issuing equity securities or debt that is convertible into equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

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

During the start-up and initial operation of our two plants, we occasionally failed to meet all of the parameters of our air and water discharge permits. We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests indicate that we are operating within our permitted limits. We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues. In Nebraska, we have not been subject to any enforcement action. In Minnesota, we have resolved all of our outstanding enforcement issues through a Stipulated Agreement with the state, which resulted in us paying fines of $285,000 in 2010 and $46,000 in 2011. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expired on July 31, 2011. As part of the Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to meet the water quality standards, cease all off-site surface water discharges or implement alternative discharge solutions, such as a pipeline to a larger, more remote receiving stream. We are currently negotiating a water supply agreement with the City of Fairmont for a minimum water supply and are designing a zero liquid discharge system which will allow the plant to cease its off-site surface water discharge and to recycle all water used at the plant. The state of Minnesota has agreed with this approach and has allowed the plant until December 31, 2013 to cease its discharge. Until a water supply agreement has been finalized with the City of Fairmont, the plant runs the risk of being required to construct a zero liquid discharge system using only on-site well water at a significantly higher cost than the cost of a system using City water. In any event, this undertaking will require significant expenditures which we expect will represent a significant portion of our capital improvement budgets in Fairmont in 2012 and 2013. We also have no assurances at this time that we will be able to meet the timelines for implementing the proposed solution or that the proposed solution will be technically feasible. Failure to meet the water quality standards as required by the Stipulated Agreement may result in additional enforcement actions, including substantial fines, and may result in legal actions by private parties, any one or combination of which could have a material adverse affect on our financial condition.

We may be adversely affected by pending climate change regulations.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its proposed final regulations on the Renewable Fuels Standard, or RFS. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants would need to meet a threshold of a 20% reduction in “greenhouse gas,” or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS mandate. Although we have no current intention to expand either of our plants, if we were able to do so in the future, we may be required to obtain additional permits or reduce drying of certain amounts of distillers grains.

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

Although our common stock is listed on the Nasdaq Capital Market, the trading market is relatively illiquid. As of December 31, 2011, there were approximately 104.6 million shares of our common stock, excluding treasury shares, and 18.6 million shares of our Class B common stock issued and outstanding, of which approximately 51.7% were held by certain of our “affiliates”. As a result, there are relatively few shares in publicly traded hands, there are few institutional stockholders other than those controlled by certain of our affiliates and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

Our common stock could be delisted from the Nasdaq Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “BIOF.” The listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price for its stock drops below $1.00 for a period of 30 consecutive business days. We failed to satisfy this threshold and on April 20, 2011, we received a letter from Nasdaq indicating that the bid price of our common stock, which was listed on the Nasdaq Global Market at the time, had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5450(a)(1) for the last 30 consecutive trading days. We were provided an initial period of 180 calendar days, or until October 17, 2011, on the Nasdaq Global Market to regain compliance. On October 17, 2011, we received another letter from Nasdaq informing us that we had failed to regain compliance by such date but, due to our transition from the Nasdaq Global Market to the Nasdaq Capital Market, we were provided an additional period of 180 calendar days, or until April 16, 2012, to regain compliance. The letter stated that the Nasdaq staff will provide written notification that we have achieved compliance if at any time before April 16, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the Nasdaq staff exercises its discretion to extend this 10 day period.

If we do not regain compliance with the Nasdaq listing rules by April 16, 2012, the Nasdaq staff will provide written notice, in the form of a Nasdaq Staff Determination Letter, that our common stock is subject to delisting. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. That appeal must contain, among other things, a definitive plan to come into compliance which would include, among other things, an undertaking to conduct a reverse stock split, which would require the approval of the Company’s stockholders.

If we were to receive a Nasdaq Staff Determination Letter to this effect, and fail to successfully appeal the delisting determination, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the over-the-counter bulletin board network could adversely affect the liquidity of our common stock. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The price of our common stock may continue to be volatile.

The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	changes in general economic conditions;

•	changes in market prices for our products (ethanol, distillers grains, and corn oil) or for our raw materials (primarily corn and natural gas);

•	actions of certain of our affiliates, including sales of common stock by our Directors and executive officers;

•	actions by institutional investors trading in our stock;

•	disruption of our operations;

•	any major change in our management team;

•	other developments affecting us, our industry or our competitors; and

•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

As of December 31, 2011 we had outstanding approximately 104.6 million shares of common stock, excluding treasury shares, and 18.6 million shares of Class B common stock. Some of the shares of common stock were, when issued (including some of the shares issued in the Rights Offering), “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. These shares, including those owned by our “affiliates,” have either become eligible for sale in the public market under Rule 144 or will become eligible for sale upon satisfaction of the holding period requirements of Rule 144, subject, in the case of shares held by affiliates, to volume limitations and other restrictions contained in Rule 144. In addition, shares of Class B common stock may be converted at any time into shares of common stock and, once converted, become eligible for resale under Rule 144 subject to the holding period requirements and, in the case of shares held by affiliates, the volume restrictions of Rule 144. In addition, certain of these affiliates have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of December 31, 2011, certain affiliates of Greenlight Capital, Inc., with respect to the Class B common stock and common stock held by them, and certain affiliates of Third Point LLC, with respect to the common stock held by them, respectively, controlled approximately 34.7% and 17.0% of the voting power of BioFuel Energy Corp. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

As of December 31, 2011 we reported federal net operating loss (“NOL”) carryforwards of approximately $190.0 million, which will begin to expire if not used by December 31, 2028. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized for any reason. Our financial statements currently provide a valuation allowance against our NOL carryforwards.

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

The membership units in the LLC held by members other than BioFuel Energy Corp. may be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. At the current trading price, which was $0.64 as of March 6, 2012, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

Production Facilities

The table below provides an overview of our Wood River, Nebraska and Fairmont, Minnesota ethanol plants, which began operations in 2008.

	Wood River Plant	Fairmont Plant
Date operations began	June 2008	June 2008
Annual nameplate ethanol production capacity, undenatured	110 Mmgy	110 Mmgy
Ownership	100%	100%
Production process	dry-milling	dry-milling
Primary energy source	natural gas	natural gas
Estimated distillers grain production (dry equivalents) per year	360,000 tons	360,000 tons
Transportation	Union Pacific	Union Pacific

Wood River plant

Our Wood River production plant began operations in June 2008 and reached substantial completion in December 2008. The plant is located on an approximately 125 acre site owned by us approximately 100 miles west of Lincoln, Nebraska. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the site’s lateral pipeline is provided by the Kinder Morgan Interstate Pipeline. Electricity to the site is being provided by Southern Power District. We have drilled our own wells for water needed at the facility.

Fairmont plant

Our Fairmont production plant began operations in June 2008 and reached substantial completion in December 2008. The plant is located on an approximately 200 acre site owned by us approximately 150 miles southwest of Minneapolis, Minnesota. The site is immediately adjacent to an existing Cargill grain elevator. The grain elevator provides all required corn storage and handling capacity for the plant and, together with the site on which it sits, has been leased, effective in September 2008, from Cargill pursuant to a 20-year lease. Natural gas distribution to the plant’s lateral pipeline is provided by the Northern Border Interstate Pipeline. Electricity to the site is being provided by Federated Rural Electric Association. Wells on the site provide water needed at the facility.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We completed an initial public offering, or “IPO”, of shares of our common stock in June 2007. Our common stock trades on the Nasdaq Capital Market under the symbol “BIOF.” The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq Capital Market for the quarterly periods indicated. These prices do not include retail markups, markdowns or commissions.

Year ended December 31, 2010	High	Low
First Quarter	$4.13	$2.75
Second Quarter	$3.14	$1.33
Third Quarter	$2.22	$1.10
Fourth Quarter	$2.91	$1.39

Year ended December 31, 2011	High	Low
First Quarter	$1.70	$0.80
Second Quarter	$0.82	$0.41
Third Quarter	$0.44	$0.18
Fourth Quarter	$0.98	$0.16

On March 6, 2012, the closing price of our common stock was $0.64. On March 6, 2012, there were approximately 32 stockholders of record of our common stock and 13 stockholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 6, 2012, there were 104,573,689 common shares outstanding, net of 809,606 shares held in treasury, and 18,622,944 Class B common shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of BioFuel Energy Corp. as of December 31, 2011 and 2010 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

You should read the selected historical financial data in conjunction with the information included under the heading “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Years Ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$653,073	$453,415
Cost of goods sold	642,504	454,638
Gross profit (loss)	10,569	(1,223)
General and administrative expenses	10,804	12,395
Operating loss	(235)	(13,618)
Interest expense	(10,126)	(11,605)
Net loss	(10,361)	(25,223)
Less: Net loss attributable to the noncontrolling interest	1,644	5,240
Net loss attributable to BioFuel Energy Corp. common stockholders	$(8,717)	$(19,983)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.09)	$(0.79)
Basic and diluted weighted average number of common shares	94,687	25,421

	December 31,
	2011	2010
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$15,139	$7,428
Current assets	57,487	63,810
Property, plant and equipment, net	235,888	260,078
Total assets	299,586	331,711
Current liabilities	24,452	52,238
Long-term debt, net of current portion	166,937	215,479
Total liabilities	199,644	277,289
Noncontrolling interest	5,457	252
BioFuel Energy Corp. stockholders’ equity	94,485	54,170
Total liabilities and equity	299,586	331,711

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

Overview

BioFuel Energy Corp. produces and sells ethanol and distillers grain through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). We work closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. At each location, Cargill has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol we produce and provides transportation logistics for our two plants under long-term contracts.

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

In June 2011 the Company terminated its long-term Distillers Grains Marketing Agreements with Cargill.  The Company has entered into separate marketing agreements with independent third party marketers for its dry and wet distillers grains.  These agreements are for a term of one year, with options to renew for subsequent years, and contain other customary commercial terms.

During 2011, the Company decided to install corn oil extraction systems at each of its ethanol plants so that it could begin producing corn oil as an additional co-product. These systems were installed using certain patented technology we have licensed from Greenshift Corporation for which we pay a royalty. On October 28, 2011, the Company’s Operating Subsidiaries received funding under an operating lease each Operating Subsidiary entered into with Farnam Street Financial, Inc.  These operating leases provided the funding to pay for most of the costs of installing the corn oil extraction systems at each Operating Subsidiary. The installation in Wood River was completed in December 2011 and the installation in Fairmont was completed in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales early in the first quarter of 2012.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, as shown in the accompanying consolidated financial statements, the Company was profitable during the last half of 2011, with net income of $7.0 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to narrow commodity margins in the first half of the year, the Company incurred a net loss of $10.4 million for the year ended December 31, 2011.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $15.1 million of cash and cash equivalents as of December 31, 2011. In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See " — Liquidity and capital resources".

Commodity margins have narrowed since the end of 2011and, should current commodity margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. We are required to make, under the terms of our Senior Debt Facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt.  Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

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

The corn oil produced at our plants is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. The corn oil produced in Wood River is being sold to the same independent third party marketer that purchases our dried distillers grain from that facility. The corn oil produced in Fairmont is being sold to a biodiesel producer under an off-take agreement.

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

Corn is our most significant raw material cost. Rising corn prices may result in lower profit margins because changes in ethanol prices are not necessarily correlated with changes in corn prices, therefore producers are not always able to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply for corn and for other agricultural commodities for which it may be substituted, such as soybeans. Historically, the cash price we pay for corn, relative to the spot price of corn, tends to rise during the spring planting season in April and May as the local basis (i.e., discount) contracts, and tends to decrease relative to the spot price during the fall harvest in October and November as the local basis expands.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

At December 31, 2011, the Company owned 85.0% of the LLC membership units with the remaining 15.0% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 15.0% holders is reported as noncontrolling interest in our consolidated statements of operations.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Years Ended December 31,
	2011		2010
	(dollars in thousands)
Net sales	$653,073	100.0%	$453,415	100.0%
Cost of goods sold	642,504	98.4	454,638	100.3
Gross profit (loss)	10,569	1.6	(1,223)	(0.3)
General and administrative expenses	10,804	1.6	12,395	2.7
Operating loss	(235)	(0.0)	(13,618)	(3.0)
Interest expense	(10,126)	(1.6)	(11,605)	(2.6)
Net loss	(10,361)	(1.6)	(25,223)	(5.6)
Less: Net loss attributable to the noncontrolling interest	1,644	0.3	5,240	1.2
Net loss attributable to BioFuel Energy Corp. common stockholders	$(8,717)	(1.3)%	$(19,983)	(4.4)%

The following table sets forth key operational data for the years ended December 31, 2011 and 2010 that we believe are important indicators of our results of operations:

	Years Ended December 31,
	2011	2010
Ethanol sold (gallons, in thousands)	216,694	224,187
Dry distillers grains sold (tons, in thousands)	335.6	498.1
Wet distillers grains sold (tons, in thousands)	715.6	362.1
Corn Ground (bushels, in thousands)	78,286	80,568

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales:   Net Sales were $653.1 million for the year ended December 31, 2011 compared to $453.4 million for the year ended December 31, 2010, an increase of $199.7 million or 44.0%. This increase was primarily attributable to an increase in ethanol revenues of $151.9 million and an increase in distillers grain revenues of $47.8 million. The increase in both ethanol and distillers grain revenue was primarily due to an increase in the per unit price we received for each product, reflecting increases in their respective market prices compared to the prior year. This increase was partially offset by lower production of each product as compared to the prior year resulting primarily from reduced grind rates due to a tightened corn supply in the third quarter.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the years ended December 31, 2011 and December 31, 2010:

	Years Ended December 31,
	2011		2010
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$526,307	$2.43	$323,884	$1.44
Natural gas	26,843	$0.12	32,562	$0.15
Denaturant	6,833	$0.03	8,865	$0.04
Electricity	13,356	$0.06	13,277	$0.06
Chemicals and enzymes	15,721	$0.07	16,528	$0.07
General operating expenses	27,538	$0.13	33,813	$0.15
Depreciation	25,906	$0.12	25,709	$0.11
Cost of goods sold	$642,504		$454,638

Cost of goods sold was $642.5 million for the year ended December 31, 2011 compared to $454.6 million for the year ended December 31, 2010, an increase of $187.9 million or 41.3%. The increase was primarily attributable to a $202.4 million increase in the cost of corn, partially offset by decreases in natural gas expenses of $5.7 million and general operating expenses of $6.3 million. The increase in corn cost was attributable to an increase in the price per bushel paid for corn, reflecting an increase in the market price compared to the prior year. The decrease in natural gas expenses resulted from decreased production of dry distillers grain compared to the prior year as more wet distillers grain was marketed, while the decrease in general operating expenses resulted primarily from lower lease costs for our rail cars and grain elevators.

General and administrative expenses:   General and administrative expenses decreased $1.6 million or 12.9%, to $10.8 million for the year ended December 31, 2011, compared to $12.4 million for the year ended December 31, 2010. The decrease was primarily due to the Company incurring $0.9 million of legal and financial advisory expenses related to negotiations with the lenders under the Senior Debt facility during the year ended December 31, 2010 while no such costs were incurred during the year ended December 31, 2011.

Interest expense:   Interest expense was $10.1 million for the year ended December 31, 2011, compared to $11.6 million for the year ended December 31, 2010, a decrease of $1.5 million or 12.9%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the year ended December 31, 2011 as compared to the prior year, resulting primarily from the Company paying off its subordinated debt and bridge loan in the first quarter of 2011.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the years ended December 31, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities	$23,567	$12,867
Investing activities	(2,843)	(4,576)
Financing activities	(13,013)	(6,972)
Net increase in cash and equivalents	$7,711	$1,319

Cash provided by operating activities.   Net cash provided by operating activities was $23.6 million for the year ended December 31, 2011, compared to $12.9 million for the year ended December 31, 2010.  For the year ended December 31, 2011, the amount was primarily comprised of a net loss of $10.4 million which was offset by working capital sources of $2.8 million and non-cash charges of $31.2 million, which were primarily depreciation and amortization. Working capital sources primarily related to a decrease in accounts receivables which was partially offset by an increase in inventories and a decrease in accounts payable. For the year ended December 31, 2010, the amount was primarily comprised of a net loss of $25.2 million which was offset by working capital sources of $6.2 million and non-cash charges of $31.9 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $2.8 million for the year ended December 31, 2011, compared to $4.6 million for the year ended December 31, 2010. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $13.0 million for the year ended December 31, 2011, compared to $7.0 million for the year ended December 31, 2010. For the year ended December 31, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by $12.6 million in principal payments under our term loan facility, a $21.5 million payment to pay off our Subordinated Debt, a $20.0 million payment to pay off our Bridge Loan, $3.2 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs. For the year ended December 31, 2010, the amount was primarily comprised of $6.6 million of borrowings under our term loan facility, $1.5 million of borrowings under our working capital facility, and $19.4 million of borrowings under our bridge loan, which were offset by $12.6 million in payments under our term loan facility, $18.0 million in payments under our working capital facility, $1.1 million in payments of notes payable and capital leases, and $2.8 million in payments for debt and equity issuance costs.

Our principal source of liquidity at December 31, 2011 consisted of cash generated from operations and cash and cash equivalents of $15.1 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of December 31, 2011 we had payables to Cargill of $5.6 million related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements, and general corporate purposes. As noted elsewhere in this Annual Report, the Company was profitable during the last half of 2011, with net income of $7.0 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to the narrow commodity margins in the first half of the year, the Company incurred a net loss of $10.4 million for the year ended December 31, 2011. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. Commodity margins have narrowed since the end of 2011. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal or interest on our debt.  Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt Facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility providing for the availability of $230.0 million of borrowings with a syndicate of lenders to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of December 31, 2011 there remained $176.8 million in aggregate principal amount outstanding under the Senior Debt Facility. These term loans mature in September 2014.

The Senior Debt Facility included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the $17.9 million outstanding working capital facility balance with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at December 31, 2011 was 3.3%.

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $869,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt Facility or the collateral accounts.

Debt issuance fees and expenses of $7.9 million ($2.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt Facility through December 31, 2011. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt Facility.

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

Cargill debt agreement

In January 2009, the LLC and Cargill entered into an agreement with Cargill which finalized the payment terms for $17.4 million owed to Cargill by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Debt was being accounted for as a troubled debt restructuring and as of December 31, 2010 the carrying amount of the debt was $14.4 million. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from the Rights Offering and, pursuant to the original terms of the Cargill Debt, Cargill forgave $2.8 million of the principal balance plus accrued interest on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining amount owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to Cargill being considered a related party of the Company. See “— Rights Offering and LLC Concurrent Private Placement.”

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

Revenues

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2010 to December 31, 2011, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.47 per gallon in June 2010 to a high of $3.07 per gallon in July 2011 and averaged $2.18 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.00 per bushel, we estimate that corn will represent approximately 84% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From January 1, 2010 to December 31, 2011 the CBOT price of corn has fluctuated from a low of $3.25 per bushel in June 2010 to a high of $7.86 per bushel in June 2011 and averaged $5.45 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.00 per bushel and recent natural gas prices of $3.25 per Mmbtu, we estimate that natural gas will represent approximately 4% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2010 to December 31, 2011, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $3.00 per Mmbtu in December 2011 to a high of $6.01 per Mmbtu in January 2010 and averaged $4.24 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for 2012. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of December 31, 2011, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2012 production. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during 2012.

	Volume	Units	Price per Unit at December 31, 2011	Hypothetical Adverse Change in Price	Change in 2012 Pre-tax Income
	(in millions)				(in millions)
Ethanol	228.7	Gallons	$2.20	10%	$(50.3)
Dry Distillers	0.4	Tons	$192.00	10%	$(7.7)
Wet Distillers	0.7	Tons	$62.00	10%	$(4.3)
Corn	82.3	Bushels	$6.00	10%	$(49.4)
Natural Gas	6.5	Mmbtu	$3.25	10%	$(2.1)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of December 31, 2011, we had borrowed $176.8 million under our Senior Debt facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,768,000 on our annual interest expense.

At December 31, 2011, we had $15.1 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 16, 2012

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$15,139	$7,428
Accounts receivable	13,591	27,802
Inventories	26,188	23,689
Prepaid expenses	2,148	1,561
Other current assets	421	3,330
Total current assets	57,487	63,810
Property, plant and equipment, net	235,888	260,078
Debt issuance costs, net	2,763	4,979
Other assets	3,448	2,844
Total assets	$299,586	$331,711
Liabilities and equity
Current liabilities
Accounts payable	$9,380	$16,487
Current portion of long-term debt	12,710	33,031
Current portion of tax increment financing	370	343
Other current liabilities	1,992	2,377
Total current liabilities	24,452	52,238
Long-term debt, net of current portion	166,937	215,479
Tax increment financing, net of current portion	4,867	5,245
Other non-current liabilities	3,388	4,327
Total liabilities	199,644	277,289
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 140.0 million shares authorized and 105,383,295 shares outstanding at December 31, 2011 and 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010	1,035	262
Class B common stock, $0.01 par value; 75.0 million shares authorized and 18,622,944 shares outstanding at December 31, 2011 and 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010	186	71
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2011 and December 31, 2010	(4,316)	(4,316)
Additional paid-in capital	186,857	138,713
Accumulated deficit	(89,277)	(80,560)
Total BioFuel Energy Corp. stockholders’ equity	94,485	54,170
Noncontrolling interest	5,457	252
Total equity	99,942	54,422
Total liabilities and equity	$299,586	$331,711

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Net sales	$653,073	$453,415
Cost of goods sold	642,504	454,638
Gross profit (loss)	10,569	(1,223)
General and administrative expenses:
Compensation expense	7,237	6,830
Other	3,567	5,565
Operating loss	(235)	(13,618)
Other income (expense):
Interest expense	(10,126)	(11,605)
Loss before income taxes	(10,361)	(25,223)
Income tax provision (benefit)	—	—
Net loss	(10,361)	(25,223)
Less: Net loss attributable to the noncontrolling interest	1,644	5,240
Net loss attributable to BioFuel Energy Corp. common stockholders	$(8,717)	$(19,983)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.09)	$(0.79)

Weighted average shares outstanding-basic and diluted	94,687	25,421

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

Years Ended December 31, 2011 and December 31, 2010

(in thousands, except share data)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	25,932,741	$259	7,448,585	$74	$(4,316)	$137,037	$(60,577)	$(242)	$72,235	$5,660	$77,895
Stock-based compensation	—	—	—	—	—	1,435	—	—	1,435	—	1,435
Exchange of Class B shares to common	336,600	3	(336,600)	(3)	—	241	—	(5)	236	(236)	—
Issuance of restricted stock, (net of forfeitures)	5,993	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Hedging settlements	—	—	—	—	—	—	—	155	155	42	197
Change in derivative financial instrument fair value	—	—	—	—	—	—	—	92	92	26	118
Net loss	—	—	—	—	—	—	(19,983)	—	(19,983)	(5,240)	(25,223)
Total comprehensive loss									(19,736)	(5,172)	(24,908)
Balance at December 31, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,713	$(80,560)	$—	$54,170	$252	$54,422
Sale of common stock, net of expenses	63,773,603	638	—	—	—	32,639	—	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	18,369,262	184	—	—	—	—	184	9,326	9,510
Issuance of common stock in exchange for debt	6,597,790	66	—	—	—	11,535	—	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,493	—	—	1,493	—	1,493
Exchange of Class B shares to common	6,858,303	69	(6,858,303)	(69)	—	2,477	—	—	2,477	(2,477)	—
Issuance of restricted stock, (net of forfeitures)	1,878,265	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,717)	—	(8,717)	(1,644)	(10,361)
Total comprehensive loss									(8,717)	(1,644)	(10,361)
Balance at December 31, 2011	105,383,295	$1,035	18,622,944	$186	$(4,316)	$186,857	$(89,277)	$—	$94,485	$5,457	$99,942

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(10,361)	$(25,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,493	1,435
Depreciation and amortization	29,712	28,720
Loss on disposal of assets	—	1,702
Changes in operating assets and liabilities:
Accounts receivable	14,211	(4,057)
Inventories	(2,499)	(2,804)
Prepaid expenses	(587)	968
Accounts payable	(7,046)	8,685
Other current liabilities	(385)	420
Other assets and liabilities	(971)	3,021
Net cash provided by operating activities	23,567	12,867
Cash flows from investing activities
Purchases of property, plant and equipment	(2,843)	(4,576)
Net cash used in investing activities	(2,843)	(4,576)
Cash flows from financing activities
Proceeds from sale of stock	46,000	—
Proceeds from issuance of debt	—	27,514
Repayment of debt	(54,078)	(30,600)
Repayment of notes payable and capital leases	(3,201)	(1,074)
Payment of equity offering costs	(1,621)	(1,857)
Payment of debt issuance costs	(113)	(955)
Net cash used in financing activities	(13,013)	(6,972)
Net increase in cash and equivalents	7,711	1,319
Cash and cash equivalents, beginning of period	7,428	6,109
Cash and cash equivalents, end of period	$15,139	$7,428
Cash paid for income taxes	$5	$5
Cash paid for interest	$6,870	$7,643
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$22	$83
Additions to equity offering and debt issuance costs unpaid during period	$—	$1,078
Issuance of common stock in exchange for debt	$11,601	$—

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1.	Organization , Nature of Business, and Liquidity Considerations

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

At December 31, 2011, the Company owned 85.0% of the LLC membership units with the remaining 15.0% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 18,622,944 membership units in the LLC as of December 31, 2011 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at December 31, 2011 and December 31, 2010 was $309.2 million and $335.1 million, respectively, and such assets are collateral for the LLC’s subsidiaries’ obligations under our Senior Debt facility with a group of lenders (see Note 5 — Long-Term Debt). Our Senior Debt facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. For example, as shown in the accompanying consolidated financial statements, the Company was profitable during the last half of 2011, with net income of $7.0 million, as commodity margins improved significantly from earlier in the year.  However, primarily due to narrow commodity margins in the first half of the year, the Company incurred a net loss of $10.4 million for the year ended December 31, 2011.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $15.1 million of cash and cash equivalents as of December 31, 2011.  In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital.   As of December 31, 2011 we had payables to Cargill of $5.6 million related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Commodity margins have narrowed since the end of 2011 and, should current commodity margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants.  We are required to make, under the terms of our Senior Debt facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt.  Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2011, we had $15.1 million held at three financial institutions, which is in excess of FDIC insurance limits.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of December 31, 2011 and 2010, no allowance was considered necessary.

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

During the years ended December 31, 2011 and 2010, the Company recorded sales to Cargill representing 88% and 99%, respectively, of total net sales. As of December 31, 2011 and 2010, the LLC, through its subsidiaries, had receivables from Cargill of $12.0 million and $27.4 million, respectively, representing 88% and 99% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the years ended December 31, 2011 and 2010, corn purchases from Cargill totaled $528.1 million and $326.3 million, respectively. As of December 31, 2011 and 2010, the LLC, through its subsidiaries, had payables to Cargill of $5.6 million and $11.6 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$16,818	$14,278
Work in process	5,672	4,510
Finished goods	3,698	4,901
	$26,188	$23,689

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at December 31, 2011 represent costs incurred related to the Company’s Senior Debt facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Debt issuance costs included in noncurrent assets at December 31, 2010 also included costs related to the Company’s subordinated debt. Debt issuance costs included in other current assets at December 31, 2010 totaled $507,000, net of accumulated amortization, and represented costs related to the Bridge Loan. Unamortized debt issuance costs related to the subordinated debt and the Bridge Loan debt were expensed in February 2011 when the related debt was paid off. Estimated future debt issuance cost amortization as of December 31, 2011 is as follows (in thousands):

2012	$1,024
2013	978
2014	704
2015	8
2016	8
Thereafter	41
Total	$2,763

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of the long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether or not an impairment of its long-lived assets may have occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2011 no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At December 31, 2011, the Company had accrued asset retirement obligation liabilities of $144,000 and $181,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2010, the Company had accrued asset retirement obligation liabilities of $139,000 and $175,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Land and land improvements	$19,643	$19,639
Construction in progress	1,126	607
Buildings and improvements	49,832	49,823
Machinery and equipment	248,247	246,312
Office furniture and equipment	6,432	6,100
	325,280	322,481
Accumulated depreciation	(89,392)	(62,403)
Property, plant and equipment, net	$235,888	$260,078

Depreciation expense related to property, plant and equipment was $26,995,000 and $26,894,000 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, 1,447,118 shares and 1,770,305 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2011	2010
Weighted average common shares outstanding – basic	94,686,553	25,420,541
Potentially dilutive common stock equivalents
Class B common shares	18,159,504	7,135,018
Stock options	25,000	55,000
Restricted stock	1,420,692	18,769
	19,605,196	7,208,787
	114,291,749	32,629,328
Less anti-dilutive common stock equivalents	(19,605,196)	(7,208,787)
Weighted average common shares outstanding – diluted	94,686,553	25,420,541

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt

The following table summarizes long-term debt as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Term loans	$176,780	$189,380
Subordinated debt	-	21,444
Bridge loan	-	20,034
Notes payable	380	15,162
Capital leases	2,487	2,490
	179,647	248,510
Less current portion	(12,710)	(33,031)
Long-term portion	$166,937	$215,479

Senior Debt Facility

In September 2006, certain subsidiaries of the LLC (the “Operating Subsidiaries”) entered into a Senior Secured Credit Facility providing for the availability of $230.0 million of borrowings (“Senior Debt Facility”) with a syndicate of lenders to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of December 31, 2011 there remained $176.8 million in aggregate principal amounts outstanding under the Senior Debt Facility. These term loans mature in September 2014.

The Senior Debt Facility included a working capital facility of up to $20.0 million, which had a maturity date of September 25, 2010. On September 24, 2010, the Company paid off the outstanding working capital facility balance of $17.9 million with proceeds from a Bridge Loan, as described below.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at December 31, 2011 was 3.3%.

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which our revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations, failure of the Operating Subsidiaries of the LLC to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries pay a monthly management fee of $869,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC, which payments are unaffected by the terms of the Senior Debt Facility or the collateral accounts.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt – (continued)

Debt issuance fees and expenses of $7.9 million ($2.7 million, net of accumulated amortization) have been incurred in connection with the Senior Debt Facility through December 31, 2011. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

Subordinated Debt

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

Cargill Debt

In January 2009, the LLC and Cargill entered into an agreement (“Cargill Agreement”) which finalized the payment terms for $17.4 million owed to Cargill (“Cargill Debt”) by the LLC related to hedging losses with respect to corn hedging contracts that had been incurred in the third quarter of 2008. The Cargill Agreement required an initial payment of $3.0 million on the outstanding balance, which was paid on December 5, 2008. Upon the initial payment of $3.0 million, Cargill also forgave $3.0 million. Effective December 1, 2008, interest on the Cargill Debt began accruing at a 5.0% annual rate compounded quarterly. Future payments to Cargill of both principal and interest were contingent upon the receipt by the LLC of available cash, as defined in the Cargill Agreement. Cargill was to forgive, on a dollar for dollar basis, a further $2.8 million as it received the next $2.8 million of principal payments. The Cargill Debt was accounted for as a troubled debt restructuring. As the future cash payments specified by the terms of the Cargill Agreement exceeded the carrying amount of the debt before the $3.0 million was forgiven, the carrying amount of the debt was not reduced and no gain was recorded. On February 4, 2011, the Company paid Cargill $2.8 million with a portion of the proceeds from its Rights Offering and LLC Concurrent Private Placement (as described in Note 7 — Stockholders’ Equity) and Cargill forgave $2.8 million of the principal balance plus accrued interest on the $2.8 million of principal forgiven. On February 15, 2011, pursuant to a Letter Agreement dated September 23, 2010, the Company discharged the remaining amount owed to Cargill, which totaled $6.8 million, by issuing 6,597,790 shares of Company common stock to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to Cargill being considered a related party of the Company.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt – (continued)

Bridge Loan

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

The following table summarizes the aggregate maturities of our long-term debt as of December 31, 2011 (in thousands):

2012	$12,710
2013	12,652
2014	151,636
2015	57
2016	60
Thereafter	2,532
Total	$179,647

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

6. Tax Increment Financing

In February 2007, the subsidiary of the LLC that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note is 7.85%. The proceeds have been recorded as a liability which is reduced as the subsidiary of the LLC remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the subsidiary of the LLC fails to make the required payments to the City of Wood River. Due to lower than anticipated assessed property values, the subsidiary of the LLC was required to pay $91,000 and $93,000 in 2011 and 2010, respectively, as a portion of the note payments.

The following table summarizes the aggregate maturities of the tax increment financing debt as of December 31, 2011 (in thousands):

2012	$370
2013	399
2014	431
2015	464
2016	501
Thereafter	3,072
Total	$5,237

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

7. Stockholders’ Equity – (continued)

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of the Cargill Debt, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms, and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the Cargill Debt, the number of shares to be determined by the weighted average price of the Company’s common stock for the 10 consecutive trading days following completion of the Rights Offering. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital due to the related party nature of the Company and Cargill.

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through September 30, 2011, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of December 31, 2011, there were no plans to repurchase any additional shares.

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

8. Derivative Financial Instruments

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8. Derivative Financial Instruments  – (continued)

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2011 and 2010 and for the years then ended (in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest). The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments.

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Derivative Assets (Liabilities)
		Fair Value at December 31,
	Consolidated Balance Sheet Location	2011	2010
Derivative not designated as hedging instrument:
Commodity contract	Current Assets	$(470)	$—
Cash collateral held or provided with counterparty	Current Assets	781	—
Total		$311	$—

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss)

		Years Ended December 31,
Consolidated Statements of Operations Location		2011	2010
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$(532)	$230
Commodity contract	Cost of Goods Sold	(455)	—
Derivative designated as hedging instrument:
Interest rate contract	Interest expense	—	(197)
	Net amount recognized in earnings	$(987)	$33

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

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Years Ended December 31,
(In thousands)	2011	2010
Stock options	$1,159	$1,396
Restricted stock	334	39
Total	$1,493	$1,435

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

During the year ended December 31, 2011 the Company did not issue any stock options under the 2007 Plan. During the year ended December 31, 2010, the Company issued 768,932 stock options under the 2007 Plan to certain of our employees and non-employee Directors with a per share exercise price equal to the market price of the stock on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the year ended December 31, 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term. Expected volatility is based on the weighted average historical volatility of our common stock.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

The weighted average variables used in calculating fair value in the year ended December 31, 2010 is as follows:

Expected stock price volatility	151.3%
Expected life (in years)	3.2
Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Weighted average grant date fair value	$2.27

A summary of stock option activity under the 2007 Plan as of December 31, 2011, and the changes during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	1,825,305	$3.22
Granted	—	—
Exercised	—	—
Forfeited	(353,187)	3.25
Options outstanding, December 31, 2011	1,472,118	$3.22	2.8	$0.00

Options exercisable, December 31, 2011	811,264	$3.43	2.7	$0.00

A summary of the status of our unvested stock options as of December 31, 2011, and the changes during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2011	1,401,641	$2.47
Granted	—	—
Vested	(507,833)	2.43
Forfeited	(232,954)	2.49
Unvested, December 31, 2011	660,854	$2.49

As of December 31, 2011, there was $1,021,697 of unrecognized compensation expense related to the unvested portion of stock options outstanding. This expense is expected to be recognized over 1.3 years.

Restricted Stock — During the year ended December 31, 2011, the Company granted 1,921,000 shares under the 2007 Plan to certain of our employees and our non-employee Directors. During the year ended December 31, 2010, the Company granted 15,000 shares under the 2007 Plan to our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of December 31, 2011, and the changes during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2011	16,415	$2.44
Granted	1,921,000	0.75
Vested	(15,680)	2.06
Cancelled or expired	(42,735)	0.97
Restricted stock outstanding, December 31, 2011	1,879,000	$0.75	$1,277,720

As of December 31, 2011, there was $1,080,817 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over 4.0 years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 3,649,798 shares of common stock available for future grant under our 2007 Plan at December 31, 2011.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2011, and 2010 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows:

	Years Ended December 31,
	2011	2010
Tax benefit at 35% federal statutory rate	$3,626	$8,576
State tax benefit, net of federal benefit	52	908
Noncontrolling interest	(584)	(1,860)
Valuation allowance	(1,386)	(7,646)
Cumulative effect of tax rate adjustments	(1,537)	—
Other	(171)	22
	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Capitalized start up costs	$3,558	$3,802
Stock-based compensation	665	493
Net operating loss carryover	67,671	66,007
Other	163	—
Deferred tax asset	72,057	70,302
Valuation allowance	(33,155)	(31,776)
Deferred tax liabilities:
Property, plant and equipment	(38,902)	(38,526)
Deferred tax liabilities	(38,902)	(38,526)
Net deferred tax asset	$—	$—

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

As of December 31, 2011, the net operating loss carryforward was $190 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the years ended December 31, 2011 and 2010, contributions to the plan by the LLC totaled $197,000 and $246,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of December 31, 2011 the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

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

In October 2011, subsidiaries of the LLC entered into operating lease agreements to lease corn oil extraction systems for each of its plants over a of period of two years. Pursuant to these lease agreements, the subsidiaries are paying approximately $4.4 million per year for both of the corn oil extraction systems. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

Future minimum operating lease payments at December 31, 2011 are as follows (in thousands):

2012	$11,577
2013	11,631
2014	7,712
2015	6,972
2016	6,972
Thereafter	12,168
Total	$57,032

Rent expense recorded for the years ended December 30, 2011 and 2010 totaled $8,092,000 and $8,830,000, respectively.

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

At December 31, 2011, the LLC, through its subsidiaries, had contracted to purchase 5,854,000 bushels of corn to be delivered between January 2012 and January 2013 at our Fairmont location, and 6,645,000 bushels of corn to be delivered between January 2012 and July 2013 at our Wood River location. These purchase commitments represent 13% and 10% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.  At December 31, 2011, the LLC, through its subsidiaries, had contracted for future ethanol deliveries valued at $2.9 million between January 2012 and March 2012 at each of our plants.  These sales commitments represent 5% of the projected ethanol sales during the period at each plant.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the subsidiaries of the LLC. The subsidiaries of the LLC made $0.3 million of payments in the fourth quarter of 2011. As of December 31, 2011 the deferred ethanol commissions totaled $1.3 million and are included in other non-current liabilities.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

13. Noncontrolling Interest – (continued)

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
LLC Membership Units and Class B common shares exchanged in 2010	(336,600)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	18,369,262
LLC Membership Units and Class B common shares exchanged in 2011	(6,858,303)
Remaining LLC Membership Units and Class B common shares at December 31, 2011	18,622,944

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At December 31, 2011, the Company owned 85.0% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the years ended December 31, 2011 and 2010 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Years Ended December 31,
	2011	2010
Net loss attributable to BioFuel Energy Corp.	$(8,717)	$(19,983)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	2,477	236
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(6,240)	$(19,747)

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

The “true-up date” will be the earlier of (1) the date on which the Greenlight and Third Point affiliates sell a number of shares of our common stock equal to or greater than the number of shares of common stock or Class B common stock received by them at the time of our initial public offering in respect of their original investment in the LLC, or (2) five years from the date of the initial public offering which is June 2012. On the “true-up date”, the LLC’s value will be determined, based on the prices at which the Greenlight and Third Point affiliates sold shares of our common stock prior to that date, with any remaining shares (or LLC membership units exchangeable for shares) held by them deemed to have been sold at the then-current trading price. If the number of LLC membership units held by the management members at the time of the offering is greater than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the management members will be obligated to deliver to the Greenlight and Third Point affiliates a portion of their LLC membership units or an equivalent number of shares of common stock. Conversely, if the number of LLC membership units the management members held at the time of the offering is less than the number of LLC membership units the management members would have been entitled to in connection with the “true-up” valuation, the Greenlight and Third Point affiliates will be obligated to deliver, at their option, to the management members a portion of their LLC membership interests or an equivalent amount of cash or shares of common stock. In no event will any management member be required to deliver more than 50% of the membership units in the LLC, or an equivalent number of shares of common stock, held on the date of the initial public offering, provided that Mr. Thomas J. Edelman, our former chairman, may be required to deliver up to 100% of his LLC membership units, or an equivalent amount of cash or number of shares of common stock. No new shares will be issued as a result of the “true-up”. As a result there will be no impact on our public stockholders, but rather a redistribution of shares among certain members of our management group and our two largest investors, Greenlight and Third Point. This agreement was considered a modification of the awards granted to the participating management members; however, no incremental fair value was created as a result of the modification.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

14. Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2011 and 2010. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2011	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
	(in thousands, except per share data)
Net sales	$158,005	$168,531	$162,547	$163,990
Cost of goods sold	160,159	172,294	155,498	154,553
Gross profit (loss)	(2,154)	(3,763)	7,049	9,437
General and administrative expenses:
Compensation expense	1,770	1,616	1,676	2,175
Other	897	950	846	874
Operating income (loss)	(4,821)	(6,329)	4,527	6,388
Other income (expense):
Interest expense	(4,228)	(1,988)	(1,978)	(1,932)
Income (loss) before income taxes	(9,049)	(8,317)	2,549	4,456
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(9,049)	(8,317)	2,549	4,456
Less: Net (income) loss attributable to the noncontrolling interest	1,387	1,275	(355)	(663)
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(7,662)	$(7,042)	$2,194	$3,793
Income (loss) per share – basic attributable to BioFuel Energy Corp. common stockholders	$(0.11)	$(0.07)	$0.02	$0.04
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common stockholders	$(0.11)	$(0.07)	$0.02	$0.03

Year Ended December 31, 2010	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
	(in thousands, except per share data)
Net sales	$100,887	$96,398	$114,747	$141,383
Cost of goods sold	105,584	102,613	110,140	136,301
Gross profit (loss)	(4,697)	(6,215)	4,607	5,082
General and administrative expenses:
Compensation expense	1,879	1,667	1,606	1,678
Other	1,152	1,514	1,976	923
Operating income (loss)	(7,728)	(9,396)	1,025	2,481
Other income (expense):
Interest expense	(2,698)	(2,580)	(2,783)	(3,544)
Income (loss) before income taxes	(10,426)	(11,976)	(1,758)	(1,063)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(10,426)	(11,976)	(1,758)	(1,063)
Less: Net (income) loss attributable to the noncontrolling interest	2,272	2,571	381	16
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(8,154)	$(9,405)	$(1,377)	$(1,047)
Income (loss) per share – basic attributable to BioFuel Energy Corp. common stockholders	$(0.32)	$(0.37)	$(0.05)	$(0.04)
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common stockholders	$(0.32)	$(0.37)	$(0.05)	$(0.04)

Schedule I

BioFuel Energy Corp.

Condensed Financial Information of Registrant

(Parent company information — See notes to consolidated financial statements)

(in thousands, except share data)

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Investment in BioFuel Energy, LLC	$94,485	$54,170
Total assets	$94,485	$54,170
Stockholders' equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at December 31, 2011 and December 31, 2010	$—	$—
Common stock, $0.01 par value; 140.0 million shares authorized and 105,383,295 shares outstanding at December 31, 2011 and 100.0 million shares authorized and 26,275,334 shares outstanding at December 31, 2010	1,035	262
Class B common stock, $0.01 par value; 75.0 million shares authorized and 18,622,944 shares outstanding at December 31, 2011 and 50.0 million shares authorized and 7,111,985 shares outstanding at December 31, 2010	186	71
Less common stock held in treasury, at cost, 809,606 shares at December 31, 2011 and December 31, 2010	(4,316)	(4,316)
Additional paid-in capital	186,857	138,713
Accumulated deficit	(89,277)	(80,560)
Total stockholders' equity	$94,485	$54,170

Condensed Statements of Loss

	Years Ended December 31,
	2011	2010
Equity in loss of BioFuel Energy, LLC	$(7,344)	$(18,562)
Other expenses	(1,373)	(1,421)
Net loss	$(8,717)	$(19,983)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flow from operating activities
Net loss	$(8,717)	$(19,983)
Adjustment to reconcile net loss to net cash used in operating activities
Interest charges on intercompany note	—	1,176
Equity in loss of BioFuel Energy, LLC	7,344	18,562
Net cash used in operating activities	(1,373)	(245)
Cash flows from investing activities
Distributions from BioFuel Energy, LLC	2,738	2,607
Net cash provided by investing activities	2,738	2,607
Cash flows used in financing activities
Payment of equity offering costs	(1,276)	(1,461)
Payment of debt issuance costs	(89)	(901)
Net cash used in financing activities	(1,365)	(2,362)
Cash and equivalents at end of period	$—	$—

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B. OTHER INFORMATION

None.

46

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2012 Annual Meeting of Stockholders (the “2011 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year ended December 31, 2011.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation and our Compensation Committee are incorporated herein by reference to our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is incorporated herein by reference to our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a) (2) Financial statements ..  The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

(b) The following are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

47

EXHIBIT INDEX

(a) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Amendment #1 to the Registration Statement on Form S-1 filed November 17, 2010).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2007).
10.2	Credit Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC and Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, various financial institutions from time to time, as lenders, Deutsche Bank Trust Company Americas, as collateral agent, and BNP Paribas, as administrative agent and arranger (incorporated by reference to Exhibit 10.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.2.1	Waiver and Amendment dated September 29, 2009, to the Credit Agreement dated September 25, 2006 and Collateral Account Agreement dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2009).
10.3	Collateral Account Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, Deutsche Bank Trust Company Americas, as collateral agent and Deutsche Bank Trust Company Americas, as depositary agent and securities intermediary (incorporated by reference to Exhibit 10.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4	Amended and Restated Registration Rights Agreement dated December 15, 2010, between BioFuel Energy Corp. and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.5	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.6	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.7	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.8	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.9	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.10	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.11	Grain Facility Lease dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
48

Number	Description
10.12	Grain Facility Lease and Sublease dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.13*	BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.14*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.15*	BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.1*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.2*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.3*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16*	BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16.1*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.17	Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2007).
10.18	License Agreement dated June 9, 2006 between Delta-T Corporation and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.19	License Agreement dated April 28, 2006 between Delta-T Corporation and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.20	Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2007).
10.21	Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).
10.22	Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).
49

Number	Description
10.23	Letter Agreement dated as of September 23, 2010, by and among BioFuel Energy Corp., BFE Operating Company, LLC, Pioneer Trail Energy, LLC, Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.24*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2010).
10.25*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.26*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Doug Anderson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.27*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2010.
21.1	List of Subsidiaries of BioFuel Energy Corp.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Denotes Management Contract or Compensatory Plan or Arrangement

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: March 15, 2012	By:
/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: March 15, 2012	By:
/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Mark Wong	Chairman of the Board	March 15, 2012
Mark Wong

/s/ Scott H. Pearce	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012
Scott H. Pearce

/s/ David Einhorn	Director	March 15, 2012
David Einhorn

/s/ Ernest J. Sampias	Director	March 15, 2012
Ernest J. Sampias

/s/ Elizabeth K. Blake	Director	March 15, 2012
Elizabeth K. Blake

/s/ John D. March	Director	March 15, 2012
John D. March

/s/ Richard Jaffee	Director	March 15, 2012
Richard Jaffee

51