Form 10-Q
period 2012-03-31
BioFuel Energy Corp.
filed 2012-05-11
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common Stock outstanding as of May 7, 2012: 106,161,262 exclusive of 809,606 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2011 (filed with the Securities and Exchange Commission on March 16, 2012).

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

 (Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$11,687	$15,139
Accounts receivable	18,331	13,591
Inventories	18,909	26,188
Prepaid expenses	1,925	2,148
Other current assets	119	421
Total current assets	50,971	57,487
Property, plant and equipment, net	229,698	235,888
Debt issuance costs, net	2,502	2,763
Other assets	3,448	3,448
Total assets	$286,619	$299,586
Liabilities and equity
Current liabilities
Accounts payable	$11,261	$9,380
Current portion of long-term debt	12,662	12,710
Current portion of tax increment financing	370	370
Other current liabilities	1,207	1,992
Total current liabilities	25,500	24,452
Long-term debt, net of current portion	163,784	166,937
Tax increment financing, net of current portion	4,867	4,867
Other non-current liabilities	3,212	3,388
Total liabilities	197,363	199,644
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5.0 million shares authorized and no shares outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 140.0 million shares authorized and 106,960,295 shares outstanding at March 31, 2012 and 105,383,295 shares outstanding at December 31, 2011	1,035	1,035
Class B common stock, $0.01 par value; 75.0 million shares authorized and 18,622,944 shares outstanding at March 31, 2012 and December 31, 2011	186	186
Less common stock held in treasury, at cost, 809,606 shares at March 31, 2012 and December 31, 2011	(4,316)	(4,316)
Additional paid-in capital	187,264	186,857
Accumulated deficit	(98,685)	(89,277)
Total BioFuel Energy Corp. stockholders’ equity	85,484	94,485
Noncontrolling interest	3,772	5,457
Total equity	89,256	99,942
Total liabilities and equity	$286,619	$299,586

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$139,413	$158,005
Cost of goods sold	145,933	160,159
Gross loss	(6,520)	(2,154)
General and administrative expenses:
Compensation expense	1,804	1,770
Other	931	897
Operating loss	(9,255)	(4,821)
Other income (expense):
Interest expense	(1,838)	(4,228)
Loss before income taxes	(11,093)	(9,049)
Income tax provision (benefit)	—	—
Net loss	(11,093)	(9,049)
Less: Net loss attributable to the noncontrolling interest	1,685	1,387
Net loss attributable to BioFuel Energy Corp. common stockholders	$(9,408)	$(7,662)

Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.09)	$(0.11)

Weighted average shares outstanding – basic and diluted	102,792	71,301

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,275,334	$262	7,111,985	$71	$(4,316)	$138,713	$(80,560)	$54,170	$252	$54,422
Sale of common stock, net of expenses	63,773,603	638	—	—	—	32,639	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	18,369,262	184	—	—	—	184	9,326	9,510
Issuance of common stock in exchange for debt	6,597,790	66	—	—	—	11,535	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,493	—	1,493	—	1,493
Exchange of Class B shares to common	6,858,303	69	(6,858,303)	(69)	—	2,477	—	2,477	(2,477)	—
Issuance of restricted stock, (net of forfeitures)	1,878,265	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,717)	(8,717)	(1,644)	(10,361)
Balance at December 31, 2011	105,383,295	1,035	18,622,944	186	(4,316)	186,857	(89,277)	94,485	5,457	99,942
Stock-based compensation	—	—	—	—	—	407	—	407	—	407
Issuance of restricted stock, (net of forfeitures)	1,577,000	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,408)	(9,408)	(1,685)	(11,093)
Balance at March 31, 2012	106,960,295	$1,035	18,622,944	$186	$(4,316)	$187,264	$(98,685)	$85,484	$3,772	$89,256

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(11,093)	$(9,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	407	353
Depreciation and amortization	7,058	8,676
Changes in operating assets and liabilities:
Accounts receivable	(4,740)	(577)
Inventories	7,279	(12)
Prepaid expenses	223	124
Accounts payable	1,855	3,591
Other current liabilities	(785)	(908)
Other assets and liabilities	126	1,344
Net cash provided by operating activities	330	3,542
Cash flows from investing activities
Purchases of property, plant and equipment	(581)	(188)
Net cash used in investing activities	(581)	(188)
Cash flows from financing activities
Proceeds from sale of stock	—	46,000
Repayment of debt	(3,150)	(44,628)
Repayment of notes payable and capital leases	(51)	(3,006)
Payment of equity offering costs	—	(1,621)
Payment of debt issuance costs	—	(113)
Net cash used in financing activities	(3,201)	(3,368)
Net decrease in cash and cash equivalents	(3,452)	(14)
Cash and cash equivalents, beginning of period	15,139	7,428
Cash and cash equivalents, end of period	$11,687	$7,414

Cash paid for income taxes	$—	$5
Cash paid for interest	$1,565	$2,044
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$48	$53
Issuance of common stock in exchange for debt	$—	$11,601

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Business, and Liquidity Considerations

Organization and Nature of Business

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) produces and sells ethanol, distillers grain and corn oil through its two ethanol production facilities located in Wood River, Nebraska (“Wood River”) and Fairmont, Minnesota (“Fairmont”). Both facilities, with a combined annual undenatured nameplate production capacity of approximately 220 million gallons per year (“Mmgy”), commenced start-up and began commercial operations in June 2008. At each location Cargill, Incorporated (“Cargill”), with whom we have an extensive commercial relationship, has a strong local presence and owns adjacent grain storage and handling facilities. Cargill provides corn procurement services, purchases the ethanol we produce and provides transportation logistics for our two plants under long-term contracts. In addition, we lease their adjacent grain storage and handling facilities at each of our plants.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado.

At March 31, 2012, the Company owned 85.0% of the LLC membership units with the remaining 15.0% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 18,622,944 membership units in the LLC as of March 31, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at March 31, 2012 and December 31, 2011 was $296.1 million and $309.2 million, respectively, of which substantially all of such assets are collateral for the LLC’s subsidiaries’ obligations under its senior secured bank facility with a group of lenders (the “Senior Debt Facility”) (see Note 5 — Long-Term Debt). The Senior Debt Facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.1 million for the three months ended March 31, 2012 due to narrow commodity margins.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $11.7 million of cash and cash equivalents as of March 31, 2012.  In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital.   As of March 31, 2012 we owed Cargill $6.5 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

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

Revenue Recognition

The Company sells its ethanol, distillers grain and corn oil products under the terms of marketing agreements. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol, distillers grain or corn oil. In accordance with our marketing agreements, the Company records its revenues based on the amounts payable to us at the time of our sales of ethanol, distillers grain or corn oil. For our ethanol that is sold within the United States, the amount payable is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped undenatured and are excluded from the marketing pool. For exported ethanol sales, the amount payable is equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain and corn oil is equal to the market price at the time of sale less a commission.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies – (continued)

Cost of goods sold

Cost of goods sold primarily includes costs of materials (primarily corn, natural gas, chemicals and denaturant), electricity, purchasing and receiving costs, inspection costs, shipping costs, lease costs, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At March 31, 2012, we had $11.7 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of March 31, 2012 and December 31, 2011, no allowance was considered necessary.

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

During the three months ended March 31, 2012 and 2011, the Company recorded sales to Cargill representing 78% and 94%, respectively, of total net sales. As of March 31, 2012 and December 31, 2011, the LLC, through its subsidiaries, had receivables from Cargill of $16.6 million and $12.0 million, respectively, representing 91% and 88% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three months ended March 31, 2012 and 2011, corn purchases from Cargill totaled $111.8 million and $129.6 million, respectively. As of March 31, 2012 and December 31, 2011, the LLC, through its subsidiaries, had payables to Cargill of $6.5 million and $5.6 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$11,325	$16,818
Work in process	4,887	5,672
Finished goods	2,697	3,698
	$18,909	$26,188

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

Accounting guidance for derivatives requires a company to evaluate contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company’s contracts for corn and natural gas purchases and ethanol sales that meet these requirements and are designated as either normal purchase or normal sale contracts are exempted from the derivative accounting and reporting requirements

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies – (continued)

Property, Plant and Equipment

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at March 31, 2012 and December 31, 2011 represent costs incurred related to the Company’s Senior Debt Facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of March 31, 2012 is as follows (in thousands):

Remainder of 2012	$763
2013	978
2014	704
2015	8
2016	8
Thereafter	41
Total	$2,502

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies – (continued)

Impairment of Long-Lived Assets

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of the long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred.

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2012, no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At March 31, 2012, the Company had accrued asset retirement obligation liabilities of $145,000 and $183,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2011, the Company had accrued asset retirement obligation liabilities of $144,000 and $181,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more likely than not basis. As the Company has incurred tax losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$19,643	$19,643
Construction in progress	26	1,126
Buildings and improvements	49,832	49,832
Machinery and equipment	249,930	248,247
Office furniture and equipment	6,456	6,432
	325,887	325,280
Accumulated depreciation	(96,189)	(89,392)
Property, plant and equipment, net	$229,698	$235,888

Depreciation expense related to property, plant and equipment was $6,797,000 and $6,756,000 for the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012 and 2011, 1,458,118 shares and 1,784,811 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding – basic	102,791,785	71,300,731
Potentially dilutive common stock equivalents
Class B common shares	18,622,944	15,670,578
Stock options	—	25,000
Restricted stock	2,076,508	346,215
	20,699,452	16,041,793
	123,491,237	87,342,524
Less anti-dilutive common stock equivalents	(20,699,452)	(16,041,793)
Weighted average common shares outstanding – diluted	102,791,785	71,300,731

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Term loans	$173,630	$176,780
Notes payable	333	380
Capital leases	2,483	2,487
	176,446	179,647
Less current portion	(12,662)	(12,710)
Long-term portion	$163,784	$166,937

Senior Debt Facility

In September 2006, certain subsidiaries of the LLC (the “Operating Subsidiaries”) entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of March 31, 2012, there remained $173.6 million in aggregate principal amounts outstanding under the Senior Debt Facility. These term loans mature in September 2014.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at March 31, 2012 was 3.2%.

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

Debt issuance fees and expenses of $7.9 million ($2.4 million, net of accumulated amortization) have been incurred in connection with the Senior Debt Facility through March 31, 2012. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

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

The following table summarizes the aggregate maturities of our long-term debt as of March 31, 2012 (in thousands):

Remainder of 2012	$9,509
2013	12,652
2014	151,636
2015	57
2016	60
Thereafter	2,532
Total	$176,446

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of March 31, 2012 (in thousands):

Remainder of 2012	$370
2013	399
2014	431
2015	464
2016	501
Thereafter	3,072
Total	$5,237

7. Stockholders’ Equity

Rights Offering and LLC Concurrent Private Placement

On September 24, 2010, the Company entered into a Rights Offering Letter Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC pursuant to which the Company conducted a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed and 63,773,603 shares of common stock, at a price of $0.56 per share, and 18,369,262 LLC membership interests, at a price of $0.56 per unit (along with an equivalent number of shares of Class B common stock), were issued on February 4, 2011. The aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full $20.3 million owed under a bridge loan previously provided by certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC, (ii) repay in full $21.5 million owed under our then outstanding subordinated debt, (iii) repay $2.8 million of debt owed to Cargill and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7. Stockholders’ Equity – (continued)

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of certain indebtedness owed to Cargill, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the debt. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 31, 2012, the Company had repurchased 809,606 shares at an average price of $5.30 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of March 31, 2012, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The effects of derivative instruments on our consolidated financial statements were as follows as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011(in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest).

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Derivative Assets (Liabilities)
	Consolidated Balance Sheet Location	March 31, 2012	December 31, 2011
Derivative not designated as hedging instrument:
Commodity contract	Other current assets	$(128)	$(470)
Cash collateral held or provided with counterparty	Other current assets	240	781
Total		$112	$311

Effects of Derivative Instruments on Income

		Three Months Ended March 31,
Consolidated Statements of Operations Location		2012	2011
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net sales	$(880)	$(532)
Commodity contract	Cost of goods sold	190	—
	Net amount recognized in earnings	$(690)	$(532)

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

See tables above for Level 2 financial assets and liabilities.

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

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended March 31,
(In thousands)	2012	2011
Stock options	$295	$341
Restricted stock	112	12
Total	$407	$353

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year vesting period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three months ended March 31, 2012 and 2011, the Company did not issue any stock options under the 2007 Plan.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

A summary of stock option activity under the 2007 Plan as of March 31, 2012, and the changes during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	1,472,118	$3.22
Granted	—	—
Exercised	—	—
Forfeited	(14,000)	5.59
Options outstanding, March 31, 2012	1,458,118	$3.20	2.6	$0.00

Options exercisable, March 31, 2012	1,111,055	$3.28	2.5	$0.00

A summary of the status of our unvested stock options as of March 31, 2012, and the changes during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	660,854	$2.49
Granted	—	—
Vested	(313,791)	2.52
Forfeited	—	—
Unvested, March 31, 2012	347,063	$2.47

As of March 31, 2012, there was $726,598 of unrecognized compensation expense related to the unvested portion of stock options outstanding. This expense is expected to be recognized over one year.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three months ended March 31, 2012 and 2011, the Company granted 1,577,000 and 1,746,000 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of March 31, 2012, and the changes during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2012	1,879,000	$0.75
Granted	1,577,000	0.65
Vested	(519,750)	0.80
Cancelled or expired	—	—
Restricted stock outstanding, March 31, 2012	2,936,250	$0.68	$1,908,563

As of March 31, 2012, there was $1,993,245 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over four years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 2,086,798 shares of common stock available for future grant under our 2007 Plan at March 31, 2012.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2012 and 2011 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Tax benefit at 35% federal statutory rate	$3,883	$3,167
State tax benefit, net of federal benefit	55	45
Noncontrolling interest	(598)	(493)
Valuation allowance	(3,051)	(2,107)
Other	(289)	(612)
	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	March 31, 2012	December 31, 2011
Deferred tax assets:
Capitalized start up costs	$3,461	$3,558
Stock-based compensation	591	665
Net operating loss carryover	71,792	67,671
Other	172	163
Deferred tax assets	76,016	72,057
Valuation allowance	(36,206)	(33,155)

Deferred tax liabilities:
Property, plant and equipment	(39,810)	(38,902)
Deferred tax liabilities	(39,810)	(38,902)
Net deferred tax asset	$—	$—

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

As of March 31, 2012, the net operating loss carryforward was $202 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three months ended March 31, 2012 and 2011, contributions to the plan by the LLC totaled $83,000 and $68,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses which are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of March 31, 2012, the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

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

In October 2011, subsidiaries of the LLC entered into two operating lease agreements to lease corn oil extraction systems, one for each of its plants. Each lease agreement is for a period of two years and commenced in April 2012 when funding was completed. Pursuant to these lease agreements, each subsidiary is paying approximately $4.3 million per year for the corn oil extraction systems. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

Future minimum operating lease payments at March 31, 2012 are as follows (in thousands):

Remainder of 2012	$8,619
2013	11,452
2014	8,392
2015	6,972
2016	6,972
Thereafter	12,168
Total	$54,575

Rent expense recorded for the three months ended March 31, 2012 and 2011 totaled $2,822,000 and $1,914,000, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies – (continued)

At March 31, 2012, the LLC, through its subsidiaries, had contracted to purchase 4,055,000 bushels of corn to be delivered between April 2012 and March 2013 at our Fairmont location, and 5,363,000 bushels of corn to be delivered between April 2012 and October 2013 at our Wood River location. These purchase commitments represent 10% and 8% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010 the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the subsidiaries of the LLC. As of March 31, 2012, the deferred ethanol commissions totaled $1.2 million and are included in other non-current liabilities.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	17,957,896
LLC Membership Units and Class B common shares exchanged in 2007	(561,210)
LLC Membership Units and Class B common shares exchanged in 2008	(7,314,438)
LLC Membership Units and Class B common shares exchanged in 2009	(2,633,663)
LLC Membership Units and Class B common shares exchanged in 2010	(336,600)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	18,369,262
LLC Membership Units and Class B common shares exchanged in 2011	(6,858,303)
LLC Membership Units and Class B common shares exchanged in the three months ended March 31, 2012	—
Remaining LLC Membership Units and Class B common shares at March 31, 2012	18,622,944

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At March 31, 2012, the Company owned 85.0% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three months ended March 31, 2012 and 2011 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended March 31,
	2012	2011
Net loss attributable to BioFuel Energy Corp.	$(9,408)	$(7,662)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	2,280
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(9,408)	$(5,382)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2011 or in any other documents we have filed with the Securities and Exchange Commission.

Overview

BioFuel Energy Corp. produces and sells ethanol, distillers grain and corn oil through its two ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). We work closely with Cargill, one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. The two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. At each location, Cargill has a strong local presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol we produce and provides transportation logistics for our two plants under long-term contracts.

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

In June 2011, the Company terminated its long-term Distillers Grains Marketing Agreements with Cargill.  The Company has entered into separate marketing agreements with independent third party marketers for its dry and wet distillers grains.  These agreements are for a term of one year, with options to renew for subsequent years, and contain other customary commercial terms.

During 2011, the Company began installing corn oil extraction systems at each of its ethanol plants so that it could begin producing non-food grade corn oil as an additional co-product. These systems were installed using certain patented technology we have licensed from Greenshift Corporation for which we pay a royalty. On October 28, 2011, the Company’s Operating Subsidiaries began receiving funding under an operating lease each Operating Subsidiary entered into with Farnam Street Financial, Inc.  These operating leases provided the funding to pay for most of the costs of installing the corn oil extraction systems at each Operating Subsidiary. The installation in Wood River was completed in December 2011 and the installation in Fairmont was completed in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales early in the first quarter of 2012.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.1 million for the three months ended March 31, 2012 due to narrow commodity margins. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $11.7 million of cash and cash equivalents as of March 31, 2012. In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See “— Liquidity and capital resources”.

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

Basis for Consolidation

At March 31, 2012, the Company owned 85.0% of the LLC membership units with the remaining 15.0% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 15.0% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individuals and investment funds who held 18,622,944 membership units in the LLC as of March 31, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

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

The corn oil produced at our plants is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. The corn oil produced in Wood River is being sold to the same independent third party marketer that purchases our dried distillers grain from that facility. Most of the corn oil produced in Fairmont is being sold to a biodiesel producer under an off-take agreement.

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

Corn is our most significant raw material cost. Rising corn prices may result in lower profit margins because changes in ethanol prices are not necessarily correlated with changes in corn prices and therefore producers are not always able to pass along increased corn costs to customers. The price and availability of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply for corn and for other agricultural commodities for which it may be substituted, such as soybeans. Historically, the cash price we pay for corn, relative to the spot price of corn, tends to rise during the spring planting season in April and May as the local basis (i.e., discount) contracts, and tends to decrease relative to the spot price during the fall harvest in October and November as the local basis expands.

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

Corn procurement fees paid to Cargill are included in our cost of goods sold. Other cost of goods sold primarily consists of our cost of chemicals and enzymes, electricity, depreciation, manufacturing overhead and rail car lease expense.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2012 and March 31, 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended March 31,
	2012		2011
	(dollars in thousands)
Net sales	$139,413	100.0%	$158,005	100.0%
Cost of goods sold	145,933	104.7	160,159	101.4
Gross loss	(6,520)	(4.7)	(2,154)	(1.4)
General and administrative expenses	2,735	2.0	2,667	1.7
Operating loss	(9,255)	(6.7)	(4,821)	(3.1)
Interest expense	(1,838)	(1.3)	(4,228)	(2.6)
Net loss	(11,093)	(8.0)	(9,049)	(5.7)
Less: Net loss attributable to the noncontrolling interest	1,685	1.2	1,387	0.9
Net loss attributable to BioFuel Energy Corp. common stockholders	$(9,408)	(6.8)%	$(7,662)	(4.8)%

The following table sets forth key operational data for the three months ended March 31, 2012 and March 31, 2011 that we believe are important indicators of our results of operations:

	Three Months Ended March 31,
	2012	2011
Ethanol sold (gallons, in thousands)	51,971	56,658
Dry distillers grains sold (tons, in thousands)	54.0	95.8
Wet distillers grains sold (tons, in thousands)	251.4	148.7
Corn oil sold (pounds, in thousands)	6,842	—
Corn Ground (bushels, in thousands)	18,856	20,340

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales:   Net Sales were $139.4 million for the three months ended March 31, 2012 compared to $158.0 million for the three months ended March 31, 2011, a decrease of $18.6 million or 11.8%. This decrease was primarily attributable to a decrease in ethanol revenues of $23.8 million which was offset by an increase in coproduct revenues of $5.2 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a tightened corn supply in the first three months of 2012. The increase in coproduct revenue was primarily attributable to the commencement of corn oil extraction at both of our plants in the first quarter of 2012, in addition to receiving a higher per unit price for our distillers grains for the three months ended March 31, 2012 as compared to the year ago period.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$118,837	$2.29	$129,364	$2.28
Natural gas	4,654	$0.09	7,690	$0.14
Denaturant	1,850	$0.04	2,204	$0.04
Electricity	3,292	$0.06	3,207	$0.06
Chemicals and enzymes	3,572	$0.07	4,001	$0.07
General operating expenses	7,198	$0.14	7,216	$0.13
Depreciation	6,530	$0.13	6,477	$0.11
Cost of goods sold	$145,933		$160,159

Cost of goods sold was $145.9 million for the three months ended March 31, 2012 compared to $160.2 million for the three months ended March 31, 2011, a decrease of $14.3 million or 8.9%. The decrease was primarily attributable to a $10.5 million decrease in the cost of corn and a $3.0 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period.

General and administrative expenses:   General and administrative expenses did not change materially from the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Interest expense:   Interest expense was $1.8 million for the three months ended March 31, 2012, compared to $4.2 million for the three months ended March 31, 2011, a decrease of $2.4 million or 57.1%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the three months ended March 31, 2012 as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt and bridge loan in the first quarter of 2011, in addition to the Company having expensed $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and bridge loan when those debt facilities were paid off in the year ago period.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three months ended March 31, 2012 and March 31, 2011 are summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$330	$3,542
Investing activities	(581)	(188)
Financing activities	(3,201)	(3,368)
Net decrease in cash and equivalents	$(3,452)	$(14)

Cash provided by operating activities.   Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2012, compared to $3.5 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the amount was primarily comprised of a net loss of $11.1 million which was offset by working capital sources of $3.9 million and non-cash charges of $7.5 million, which were primarily depreciation and amortization. Working capital sources primarily related to a decrease in inventories and an increase in accounts payable, which were partially offset by an increase in accounts receivable. For the three months ended March 31, 2011, the amount was primarily comprised of a net loss of $9.0 million which was offset by working capital sources of $3.5 million and non-cash charges of $9.0 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.6 million for the three months ended March 31, 2012, compared to $0.2 million for the three months ended March 31, 2011. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $3.2 million for the three months ended March 31, 2012, compared to $3.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the amount was primarily comprised of our $3.2 million principal payment under our Senior Debt Facility. For the three months ended March 31, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by a $3.2 million principal payment under our Senior Debt Facility, a $21.5 million payment to pay off our subordinated debt, a $20.0 million payment to pay off our bridge loan, $3.0 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs.

Our principal source of liquidity at March 31, 2012 consisted of cash generated from operations and cash and cash equivalents of $11.7 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of March 31, 2012, we owed Cargill $6.5 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated by Cargill at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements and general corporate purposes. As noted elsewhere in this report, the Company reported a net loss of $11.1 million for the three months ended March 31, 2012, due to narrow commodity margins. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal or interest on our debt.  Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt Facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of March 31, 2012, there remained $173.6 million in aggregate principal amount outstanding under the Senior Debt Facility. These term loans mature in September 2014.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at March 31, 2012 was 3.2%.

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

Debt issuance fees and expenses of $7.9 million ($2.4 million, net of accumulated amortization) have been incurred in connection with the Senior Debt Facility through March 31, 2012. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt Facility.

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

Notes payable

Notes payable relate to certain financing agreements in place at each of our sites. The Operating Subsidiaries entered into financing agreements in the first quarter of 2008 for the purchase of certain rolling stock equipment to be used at the facilities for $748,000. The notes have fixed interest rates (weighted average rate of approximately 5.6%) and require 48 monthly payments of principal and interest, maturing in the first and second quarter of 2012. In addition, the subsidiary of the LLC that constructed the Wood River facility had entered into a note payable for $2,220,000 with a fixed interest rate of 11.8% for the purchase of our natural gas pipeline. The note required 36 monthly payments of principal and interest and matured in the first quarter of 2011. In addition, the subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

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

Rights Offering and LLC Concurrent Private Placement

On September 24, 2010, the Company entered into a Rights Offering Letter Agreement with certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC pursuant to which the Company conducted a rights offering to its stockholders (the “Rights Offering”). The Rights Offering entailed a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed and 63,773,603 shares of common stock, at a price of $0.56 per share, and 18,369,262 LLC membership interests, at a price of $0.56 per unit (along with an equivalent number of shares of Class B common stock), were issued on February 4, 2011. The aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full $20.3 million owed under a bridge loan previously provided by certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC, (ii) repay in full $21.5 million owed under our then outstanding subordinated debt, (iii) repay $2.8 million of debt owed to Cargill and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of certain indebtedness owed to Cargill, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the debt. On February 15, 2011, the Company issued 6,597,790 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

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

Revenues

The Company sells its ethanol, distillers grain and corn oil products under the terms of marketing agreements. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol, distillers grain or corn oil. In accordance with our marketing agreements, the Company records its revenues based on the amounts payable to us at the time of our sales of ethanol, distillers grain or corn oil. For our ethanol that is sold within the United States, the amount payable is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped undenatured and are excluded from the marketing pool. For exported ethanol sales, the amount payable is equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain and corn oil is equal to the market price at the time of sale less a commission.

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2012, no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The most significant component of our deferred tax asset balance relates to our net operating loss and credit carryforwards. As the Company has incurred tax losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From April 1, 2010 to March 31, 2012, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.47 per gallon in June 2010 to a high of $3.07 per gallon in July 2011 and averaged $2.24 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.25 per bushel, we estimate that corn will represent approximately 85% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From April 1, 2010 to March 31, 2012, the CBOT price of corn has fluctuated from a low of $3.25 per bushel in June 2010 to a high of $7.86 per bushel in June 2011 and averaged $5.80 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.25 per bushel and recent natural gas prices of $2.20 per Mmbtu, we estimate that natural gas will represent approximately 3% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From April 1, 2010 to March 31, 2012, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $2.12 per Mmbtu in March 2012 to a high of $5.19 per Mmbtu in June 2010 and averaged $3.92 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last nine months of 2012. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of March 31, 2012, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2012 production for the last nine months of the year. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last nine months of 2012.

	Volume	Units	Price per Unit at March 31, 2012	Hypothetical Adverse Change in Price	Change in Nine Months Ended December 31, 2012 Pre-tax Income
	(in millions)				(in millions)
Ethanol	171.2	Gallons	$2.20	10%	$(37.7)
Dry Distillers	0.3	Tons	$194.00	10%	$(5.8)
Wet Distillers	0.5	Tons	$67.00	10%	$(3.4)
Corn	61.6	Bushels	$6.25	10%	$(38.5)
Natural Gas	4.8	Mmbtu	$2.20	10%	$(1.1)

We are subject to interest rate risk in connection with our Senior Debt Facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of March 31, 2012, we had borrowed $173.6 million under our Senior Debt Facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt Facility would result in an increase of $1,736,000 on our annual interest expense.

At March 31, 2012, we had $11.7 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the First Quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: May 11, 2012	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director
Date: May 11, 2012	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

