Form 10-Q
period 2012-06-30
BioFuel Energy Corp.
filed 2012-08-10
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of Common Stock outstanding as of August 7, 2012: 5,324,746 exclusive of 40,481 shares held in treasury.

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

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

  (Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$9,213	$15,139
Accounts receivable	14,925	13,591
Inventories	17,293	26,188
Prepaid expenses	1,690	2,148
Other current assets	3,852	421
Total current assets	46,973	57,487
Property, plant and equipment, net	222,865	235,888
Debt issuance costs, net	2,245	2,763
Other assets	3,008	3,448
Total assets	$275,091	$299,586
Liabilities and equity
Current liabilities
Accounts payable	$14,839	$9,380
Current portion of long-term debt	12,649	12,710
Current portion of tax increment financing	385	370
Other current liabilities	1,683	1,992
Total current liabilities	29,556	24,452
Long-term debt, net of current portion	160,631	166,937
Tax increment financing, net of current portion	4,573	4,867
Other non-current liabilities	3,146	3,388
Total liabilities	197,906	199,644
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,365,227 shares outstanding at June 30, 2012 and 5,270,848 shares outstanding at December 31, 2011	53	53
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 915,625 shares outstanding at June 30, 2012 and 931,154 shares outstanding at December 31, 2011	9	9
Less common stock held in treasury, at cost, 40,481 shares at June 30, 2012 and December 31, 2011	(4,316)	(4,316)
Additional paid-in capital	188,638	187,841
Accumulated deficit	(109,267)	(89,277)
Total BioFuel Energy Corp. stockholders’ equity	75,117	94,310
Noncontrolling interest	2,068	5,632
Total equity	77,185	99,942
Total liabilities and equity	$275,091	$299,586

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$122,820	$168,531	$262,233	$326,536
Cost of goods sold	131,079	172,294	277,012	332,452
Gross loss	(8,259)	(3,763)	(14,779)	(5,916)
General and administrative expenses:
Compensation expense	1,510	1,616	3,314	3,386
Other	923	950	1,854	1,847
Operating loss	(10,692)	(6,329)	(19,947)	(11,149)
Other income (expense):
Interest expense	(1,723)	(1,988)	(3,561)	(6,216)
Loss before income taxes	(12,415)	(8,317)	(23,508)	(17,365)
Income tax provision (benefit)	—	—	—	—
Net loss	(12,415)	(8,317)	(23,508)	(17,365)
Less: Net loss attributable to the noncontrolling interest	1,833	1,275	3,518	2,662
Net loss attributable to BioFuel Energy Corp. common stockholders	$(10,582)	$(7,042)	$(19,990)	$(14,703)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(2.05)	$(1.38)	$(3.88)	$(3.39)

Weighted average shares outstanding-basic and diluted	5,167	5,104	5,154	4,339

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	1,315,447	$14	355,607	$4	$(4,316)	$139,028	$(80,560)	$54,170	$252	$54,422
Sale of common stock, net of expenses	3,188,681	32	—	—	—	33,245	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	918,463	9	—	—	—	9	9,501	9,510
Issuance of common stock in exchange for debt	329,890	3	—	—	—	11,598	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,493	—	1,493	—	1,493
Exchange of Class B shares to common	342,916	4	(342,916)	(4)	—	2,477	—	2,477	(2,477)	—
Issuance of restricted stock, (net of forfeitures)	93,914	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,717)	(8,717)	(1,644)	(10,361)
Balances at December 31, 2011	5,270,848	53	931,154	9	(4,316)	187,841	(89,277)	94,310	5,632	99,942
Stock-based compensation	—	—	—	—	—	751	—	751	—	751
Exchange of Class B shares to common	15,529	—	(15,529)	—	—	46	—	46	(46)	—
Issuance of restricted stock, (net of forfeitures)	78,850	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(19,990)	(19,990)	(3,518)	(23,508)
Balances at June 30, 2012	5,365,227	$53	915,625	$9	$(4,316)	$188,638	$(109,267)	$75,117	$2,068	$77,185

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

  (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(23,508)	$(17,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	751	703
Depreciation and amortization	14,120	15,684
Changes in operating assets and liabilities:
Accounts receivable	(1,334)	2,286
Inventories	8,895	469
Prepaid expenses	458	311
Accounts payable	5,477	5,644
Other current liabilities	(309)	(688)
Other assets and liabilities	(3,512)	1,045
Net cash provided by operating activities	1,038	8,089
Cash flows from investing activities
Purchases of property, plant and equipment	(597)	(915)
Net cash used in investing activities	(597)	(915)
Cash flows from financing activities
Proceeds from sale of stock	—	46,000
Repayment of debt	(6,300)	(47,778)
Repayment of notes payable and capital leases	(67)	(3,058)
Payment of equity offering costs	—	(1,621)
Payment of debt issuance costs	—	(113)
Net cash used in financing activities	(6,367)	(6,570)
Net increase (decrease) in cash and cash equivalents	(5,926)	604
Cash and cash equivalents, beginning of period	15,139	7,428
Cash and cash equivalents, end of period	$9,213	$8,032

Cash paid for income taxes	$6	$5
Cash paid for interest	$3,088	$3,663
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$4	$25
Issuance of common stock in exchange for debt	$—	$11,601

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

On June 15, 2012, the Company effected a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. The Company also split the number of authorized shares of common stock at a ratio of one-for-fourteen, thereby reducing the aggregate number of authorized common stock shares to 10,000,000, and also split the number of authorized shares of Class B common stock at a ratio of one-for-twenty, thereby reducing the aggregate number of authorized Class B common stock shares to 3,750,000. All share and per share information and all necessary par value equity adjustments have been retroactively restated in the financial statements to reflect the effect of this reverse stock split.

At June 30, 2012, the Company owned 85.4% of the LLC membership units with the remaining 14.6% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 915,625 membership units in the LLC as of June 30, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at June 30, 2012 and December 31, 2011 was $284.5 million and $309.2 million, respectively, of which substantially all of such assets are collateral for the LLC’s subsidiaries’ obligations under its senior secured bank facility with a group of lenders (the “Senior Debt Facility”) (see Note 5 — Long-Term Debt). The Senior Debt Facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12.4 million and $23.5 million for the three and six months ended June 30, 2012, respectively, due to narrow commodity margins.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.2 million of cash and cash equivalents as of June 30, 2012.  In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of June 30, 2012 we owed Cargill $11.2 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Business, and Liquidity Considerations – (continued)

Drought conditions in the American Midwest have significantly impacted this year’s corn crop and caused a significant reduction in the anticipated corn yield. Since the end of the second quarter, this has led to a dramatic increase in the price of corn and a corresponding narrowing in the crush spread. Should current commodity margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants.  We are required to make, under the terms of our Senior Debt Facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt.  In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether until such time as crush spreads improve. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. We have only been able to conduct such hedging activities on a limited basis due to our lack of financial resources and, while we are currently engaged in some hedging activities, we may not have the financial resources to increase or conduct any material hedging activities in the future.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Noncontrolling Interest

The accompanying consolidated financial statements include the Company, the LLC and its wholly-owned subsidiaries: BFE Holdings, LLC; BFE Operating Company, LLC; Buffalo Lake Energy, LLC; and Pioneer Trail Energy, LLC. All inter-company balances and transactions have been eliminated in consolidation. The Company treats all exchanges of LLC membership units for Company common stock as equity transactions, with any difference between the fair value of the Company’s common stock and the amount by which the noncontrolling interest is adjusted being recognized in equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At June 30, 2012, we had $9.2 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of June 30, 2012 and December 31, 2011, no allowance was considered necessary.

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

During the three and six months ended June 30, 2012, the Company recorded sales to Cargill representing 76% and 77%, respectively, of total net sales. During the three and six months ended June 30, 2011, the Company recorded sales to Cargill representing 94% and 93%, respectively, of total net sales. As of June 30, 2012 and December 31, 2011, the LLC, through its subsidiaries, had receivables from Cargill of $13.7 million and $12.0 million, respectively, representing 92% and 88% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three and six months ended June 30, 2012, corn purchases from Cargill totaled $103.6 million and $215.4 million, respectively. During the three and six months ended June 30, 2011, corn purchases from Cargill totaled $141.8 million and $271.5 million, respectively. As of June 30, 2012 and December 31, 2011, the LLC, through its subsidiaries, had payables to Cargill of $11.2 million and $5.6 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$10,413	$16,818
Work in process	4,616	5,672
Finished goods	2,264	3,698
	$17,293	$26,188

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at June 30, 2012 and December 31, 2011 represent costs incurred related to the Company’s Senior Debt Facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of June 30, 2012 is as follows (in thousands):

Remainder of 2012	$506
2013	978
2014	704
2015	8
2016	8
Thereafter	41
Total	$2,245

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of June 30, 2012, no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At June 30, 2012, the Company had accrued asset retirement obligation liabilities of $147,000 and $185,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2011, the Company had accrued asset retirement obligation liabilities of $144,000 and $181,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more likely than not basis. As the Company has incurred tax losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will continue to provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized. The Company includes interest on tax deficiencies and income tax penalties in the provision for income taxes.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$19,643	$19,643
Buildings and improvements	49,832	49,832
Machinery and equipment	249,846	248,247
Office furniture and equipment	6,496	6,432
Construction in progress	42	1,126
	325,859	325,280
Accumulated depreciation	(102,994)	(89,392)
Property, plant and equipment, net	$222,865	$235,888

Depreciation expense related to property, plant and equipment was $6,805,000 and $13,602,000 for the three and six months ended June 30, 2012, respectively, and was $6,740,000 and $13,490,000 for the three and six months ended June 30, 2011, respectively.

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

On June 15, 2012, the Company effected a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. All share and per share information in these financial statements has been retroactively restated to reflect the effect of this reverse stock split.

For both the three and six months ended June 30, 2012, 71,942 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, 79,510 shares and 78,260 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding – basic	5,166,666	5,103,865	5,153,969	4,338,702
Potentially dilutive common stock equivalents
Class B common shares	926,892	961,527	929,023	873,020
Stock options	-	-	-	1,250
Restricted stock	146,813	86,844	125,319	52,270
	1,073,705	1,048,371	1,054,342	926,540
	6,240,371	6,152,236	6,208,311	5,265,242
Less anti-dilutive common stock equivalents	(1,073,705)	(1,048,371)	(1,054,342)	(926,540)
Weighted average common shares outstanding – diluted	5,166,666	5,103,865	5,153,969	4,338,702

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Term loans	$170,480	$176,780
Capital lease	2,480	2,487
Note payable	320	380
	173,280	179,647
Less current portion	(12,649)	(12,710)
Long-term portion	$160,631	$166,937

Senior Debt Facility

In September 2006, certain subsidiaries of the LLC (the “Operating Subsidiaries”) entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of June 30, 2012, there remained $170.5 million in aggregate principal amounts outstanding under the Senior Debt Facility. These term loans mature in September 2014.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at June 30, 2012 was 3.25%.

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

Debt issuance fees and expenses of $7.9 million ($2.2 million, net of accumulated amortization as of June 30, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

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

Note Payable

The subsidiary of the LLC that constructed the Wood River facility has entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018.

The following table summarizes the aggregate maturities of our long-term debt as of June 30, 2012 (in thousands):

Remainder of 2012	$6,343
2013	12,652
2014	151,636
2015	57
2016	60
Thereafter	2,532
Total	$173,280

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of June 30, 2012 (in thousands):

Remainder of 2012	$185
2013	399
2014	431
2015	464
2016	501
Thereafter	2,978
Total	$4,958

7. Stockholders’ Equity

Rights Offering and LLC Concurrent Private Placement

In February 2011, we completed a Rights Offering (the “Rights Offering”) entailing a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed and 3,188,681 shares of common stock, at a price of $11.20 per share, and 918,463 LLC membership interests, at a price of $11.20 per unit (along with an equivalent number of shares of Class B common stock), were issued on February 4, 2011. The aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full $20.3 million owed under a bridge loan previously provided by certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC, (ii) repay in full $21.5 million owed under our then outstanding subordinated debt, (iii) repay $2.8 million of debt owed to Cargill and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7. Stockholders’ Equity – (continued)

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of certain indebtedness owed to Cargill, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the debt. On February 15, 2011, the Company issued 329,890 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

Reverse Stock Split

On June 15, 2012, the Company effected a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. The Company also split the number of authorized shares of common stock at a ratio of one-for-fourteen, thereby reducing the aggregate number of authorized common stock shares to 10,000,000, and also split the number of authorized shares of Class B common stock at a ratio of one-for-twenty, thereby reducing the aggregate number of authorized Class B common stock shares to 3,750,000. All share and per share information and all necessary par value adjustments have been retroactively restated in the financial statements to reflect the effect of this reverse stock split.

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 31, 2012, the Company had repurchased 40,481 shares at an average price of $106.62 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of June 30, 2012, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The effects of derivative instruments on our consolidated financial statements were as follows as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011(in thousands) (amounts presented exclude any income tax effects and have not been adjusted for the amount attributable to the noncontrolling interest).

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Derivative Assets (Liabilities)
	Consolidated Balance Sheet Location	June 30, 2012	December 31, 2011
Derivative not designated as hedging instrument:
Commodity contract	Other current assets	$(691)	$(470)
Cash collateral held or provided with counterparty	Other current assets	2,043	781
Total		$1,352	$311

Effects of Derivative Instruments on Income

		Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Location		2012	2011	2012	2011
		gain (loss)	gain (loss)	gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$(26)	$—	$(906)	$(532)
Commodity contract	Cost of Goods Sold	(711)	—	(521)	—
	Net amount recognized in earnings	$(737)	$—	$(1,427)	$(532)

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

Financial assets and liabilities recorded on the Company’s consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. As of June 30, 2012, we do not have any Level 1 financial assets or liabilities.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments – (continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of June 30, 2012, we do not have any Level 3 financial assets or liabilities.

There were no transfers between the various financial asset and liability levels during the six months ended June 30, 2012.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Stock options	$197	$286	$492	$627
Restricted stock	146	65	259	76
Total	$343	$351	$751	$703

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan was originally 3,000,000. In March 2011, the Board of Directors, in connection with the Rights Offering and related increase in the number of authorized shares of common stock of the Company, as described in Note 7 – Stockholders’ Equity, adjusted the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan up to 7,100,000.  In May 2012, the Board of Directors, in connection with the reverse stock split, as described in Note 7 – Stockholders’ Equity, reduced the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan to 355,000. The term of the 2007 Plan is ten years, expiring in June 2017. All stock option and restricted stock information has been retroactively restated to show the effect of the one-for-twenty reverse stock split that occurred on June 15, 2012.

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year vesting period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three and six months ended June 30, 2012 and 2011, the Company did not issue any stock options under the 2007 Plan.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

A summary of stock option activity under the 2007 Plan as of June 30, 2012, and the changes during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	73,610	$64.37
Granted	—	—
Exercised	—	—
Forfeited	(1,668)	168.79
Options outstanding, June 30, 2012	71,942	$61.95	2.4	$0.00

Options exercisable, June 30, 2012	54,585	$3.28	2.3	$0.00

A summary of the status of our unvested stock options as of June 30, 2012, and the changes during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	33,043	$49.81
Granted	—	—
Vested	(15,686)	50.32
Forfeited	—	—
Unvested, June 30, 2012	17,357	$49.41

As of June 30, 2012, there was $530,063 of unrecognized compensation expense related to the unvested portion of stock options outstanding. This expense is expected to be recognized over the next nine months.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three and six months ended June 30, 2012, the Company granted 0 and 78,850 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors. During the three and six months ended June 30, 2011, the Company granted 0 and 87,300 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of June 30, 2012, and the changes during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2012	93,950	$14.90
Granted	78,850	13.00
Vested	(25,987)	16.00
Cancelled or expired	—	—
Restricted stock outstanding, June 30, 2012	146,813	$13.69	$522,654

As of June 30, 2012, there was $1,847,055 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over the next 3.8 years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 105,304 shares of common stock available for future grant under our 2007 Plan at June 30, 2012.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and six months ended June 30, 2012 and 2011 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax benefit at 35% federal statutory rate	$4,345	$2,911	$8,228	$6,078
State tax benefit, net of federal benefit	62	42	117	87
Noncontrolling interest	(651)	(452)	(1,249)	(931)
Valuation allowance	(3,732)	(2,634)	(6,783)	(4,720)
Other	(24)	133	(313)	(514)
Total	$—	$—	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	June 30, 2012	December 31, 2011

Deferred tax assets:
Capitalized start up costs	$3,368	$3,558
Stock-based compensation	655	665
Net operating loss carryover	76,461	67,671
Other	173	163
Deferred tax assets	80,657	72,057
Valuation allowance	(39,954)	(33,155)

Deferred tax liabilities:
Property, plant and equipment	(40,703)	(38,902)
Deferred tax liabilities	(40,703)	(38,902)
Net deferred tax asset	$—	$—

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

As of June 30, 2012, the net operating loss carryforward was $215 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three and six months ended June 30, 2012, contributions to the plan by the LLC totaled $59,000 and $142,000, respectively. For the three and six months ended June 30, 2011, contributions to the plan by the LLC totaled $63,000 and $131,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses that are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of June 30, 2012, the deferred lease payments totaled $1.6 million and are included in other non-current liabilities

Beginning in the second quarter of 2008, subsidiaries of the LLC entered into agreements to lease railroad cars over a period of ten years. Pursuant to these lease agreements, the subsidiaries are currently leasing 785 railroad cars for approximately $6.7 million per year. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency.

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

Future minimum operating lease payments at June 30, 2012 are as follows (in thousands):

Remainder of 2012	$5,746
2013	11,452
2014	8,392
2015	6,972
2016	6,972
Thereafter	12,168
Total	$51,702

Rent expense recorded for the three and six months ended June 30, 2012 totaled $2,811,000 and $5,639,000, respectively. Rent expense recorded for the three and six months ended June 30, 2011 totaled $1,877,000 and $3,833,000, respectively.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.045 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which were to revert to the original terms on September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby the extended payment terms for our corn purchases will remain in effect for the remainder of the two corn supply agreements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies – (continued)

At June 30, 2012, the LLC, through its subsidiaries, had contracted to purchase 3,153,000 bushels of corn to be delivered between July 2012 and March 2013 at our Fairmont location, and 4,890,000 bushels of corn to be delivered between July 2012 and October 2013 at our Wood River location. These purchase commitments represent 10% and 9% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the subsidiaries of the LLC. As of June 30, 2012, the deferred ethanol commissions totaled $1.2 million and are included in other non-current liabilities.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

13. Noncontrolling Interest

Noncontrolling interest consists of equity issued to members of the LLC upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity of the LLC for the single class of equity at the time of the Company’s initial public offering was based on the Company’s initial public offering price of $210.00 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 897,903 LLC membership units and Class B common shares. Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	897,903
LLC Membership Units and Class B common shares exchanged in 2007	(28,060)
LLC Membership Units and Class B common shares exchanged in 2008	(365,722)
LLC Membership Units and Class B common shares exchanged in 2009	(131,684)
LLC Membership Units and Class B common shares exchanged in 2010	(16,830)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	918,463
LLC Membership Units and Class B common shares exchanged in 2011	(342,916)
LLC Membership Units and Class B common shares exchanged in the six months ended June 30, 2012	(15,529)
Remaining LLC Membership Units and Class B common shares at June 30, 2012	915,625

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At June 30, 2012, the Company owned 85.4% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three and six months ended June 30, 2012 and 2011 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to BioFuel Energy Corp.	$(10,582)	$(7,042)	$(19,990)	$(14,703)
Increase in BioFuel Energy Corp. stockholders’ equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	46	106	46	2,386
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(10,536)	$(6,936)	$(19,944)	$(12,317)

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

Ownership “True-Up” Agreement

At the time of formation of the LLC, the founders agreed with certain of our principal stockholders as to the relative ownership interests in the Company of our management members and affiliates of Greenlight Capital, Inc. (“Greenlight”) and Third Point LLC (“Third Point”). Certain management members and affiliates of Greenlight and Third Point agreed to exchange LLC membership interests, shares of common stock or cash at a future date, referred to as the “true-up date”, depending on the Company’s performance. This provision functioned by providing management with additional value if the Company’s value improved and by reducing management’s interest in the Company if its value decreased, subject to a predetermined rate of return accruing to Greenlight and Third Point. In particular, if the value of the Company increased from the time of the initial public offering to the “true-up date”, the management members were entitled to receive LLC membership units, shares of common stock or cash from the affiliates of Greenlight and Third Point. On the other hand, if the value of the Company decreased from the time of the initial public offering to the “true-up date” or if a predetermined rate of return was not met, the affiliates of Greenlight and Third Point were entitled to receive LLC membership units or shares of common stock from the management members.

The “true-up date” occurred on June 19, 2012, which was five years from the date of the initial public offering. Since the value of the Company decreased from the time of the initial public offering to the “true-up date”, the affiliates of Greenlight and Third Point are expected to receive 69,382 and 34,691 LLC membership units, respectively, from certain members or former members of our management group during the third quarter of 2012 as a result of the “true-up”. No new shares will be issued as a result of the “true-up” but rather a redistribution of shares will occur among certain members or former members of our management group and our two largest investors, Greenlight and Third Point.

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

On June 15, 2012, the Company effected a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. The Company also split the number of authorized shares of common stock at a ratio of one-for-fourteen, thereby reducing the aggregate number of authorized common stock shares to 10,000,000, and also split the number of authorized shares of Class B common stock at a ratio of one-for-twenty, thereby reducing the aggregate number of authorized Class B common stock shares to 3,750,000. All share and per share information and all necessary par value adjustments have been retroactively restated in this report to reflect the effect of this reverse stock split.

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

Liquidity Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, although typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12.4 million and $23.5 million for the three and six months ended June 30, 2012, respectively, due to narrow commodity margins. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.2 million of cash and cash equivalents as of June 30, 2012. In addition, we have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See “— Liquidity and capital resources”.

Drought conditions in the American Midwest have significantly impacted this year’s corn crop and caused a significant reduction in the anticipated corn yield. Since the end of the second quarter, this has led to a dramatic increase in the price of corn and a corresponding narrowing in the crush spread. Should current commodity margins continue for an extended period of time, we may not generate sufficient cash flow from operations to both service our debt and operate our plants. We are required to make, under the terms of our Senior Debt Facility, quarterly principal payments in a minimum amount of $3,150,000, plus accrued interest. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal and interest on our debt. In the event crush spreads narrow further, we may choose to curtail operations at our plants or cease operations altogether until such time as crush spreads improve. Any inability to pay principal and interest on our debt would lead to an event of default under our Senior Debt Facility, which, in the absence of forbearance, debt service abeyance or other accommodations from our lenders, could require us to seek relief through a filing under the U.S. Bankruptcy Code. We expect fluctuations in the crush spread to continue.

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

Basis for Consolidation

At June 30, 2012, the Company owned 85.4% of the LLC membership units with the remaining 14.6% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 14.6% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individuals and investment funds who held 915,625 membership units in the LLC as of June 30, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

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

The corn oil produced at our plants is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. We market the corn oil produced in Wood River ourselves, although a portion is being sold to the same third party marketer that purchases our dried distillers grain from that facility. Most of the corn oil produced in Fairmont is being sold to a biodiesel producer under an off-take agreement.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 30, 2012 and June 30, 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(unaudited)				(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales	$122,820	100.0%	$168,531	100.0%	$262,233	100.0%	$326,536	100.0%
Cost of goods sold	131,079	106.7	172,294	102.2	277,012	105.6	332,452	101.8
Gross loss	(8,259)	(6.7)	(3,763)	(2.2)	(14,779)	(5.6)	(5,916)	(1.8)
General and administrative expenses	2,433	2.0	2,566	1.6	5,168	2.0	5,233	1.6
Operating loss	(10,692)	(8.7)	(6,329)	(3.8)	(19,947)	(7.6)	(11,149)	(3.4)
Interest expense	(1,723)	(1.4)	(1,988)	(1.2)	(3,561)	(1.4)	(6,216)	(1.9)
Net loss	(12,415)	(10.1)	(8,317)	(5.0)	(23,508)	(9.0)	(17,365)	(5.3)
Less: Net loss attributable to the noncontrolling interest	1,833	1.5	1,275	0.8	3,518	1.4	2,662	0.8
Net loss attributable to BioFuel Energy Corp. common stockholders	$(10,582)	(8.6)%	$(7,042)	(4.2)%	$(19,990)	(7.6)%	$(14,703)	(4.5)%

The following table sets forth key operational data for the three and six months ended June 30, 2012 and June 30, 2011 that we believe are important indicators of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Ethanol sold (gallons, in thousands)	46,544	55,007	98,515	111,665
Dry distillers grains sold (tons, in thousands)	45.3	84.4	99.3	180.1
Wet distillers grains sold (tons, in thousands)	231.8	185.2	483.2	333.9
Corn oil sold (pounds, in thousands)	10,318	—	17,160	—
Corn ground (bushels, in thousands)	16,630	20,063	35,435	40,569

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales:   Net Sales were $122.8 million for the three months ended June 30, 2012, compared to $168.5 million for the three months ended June 30, 2011, a decrease of $45.7 million or 27.1%. This decrease was primarily attributable to a decrease in ethanol revenue of $47.2 million which was offset by an increase in co-product revenue of $1.5 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a tightened corn supply in the second quarter of 2012. The increase in co-product revenue was attributable to the inclusion of corn oil revenue which was offset by a decrease in distillers grains revenue. The Company commenced corn oil extraction at both plants in the first quarter of 2012, which resulted in $4.0 million of corn oil revenue in the second quarter of 2012. Distillers grains revenue decreased $2.5 million for the three months ended June 30, 2012, as compared to the year ago period primarily as a result of lower production resulting from the reduced corn grind which was partially offset by higher per unit prices received for our distillers grains.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$105,784	$2.27	$142,447	$2.59
Natural gas	2,908	$0.06	7,178	$0.13
Denaturant	2,047	$0.05	1,681	$0.03
Electricity	3,304	$0.07	3,313	$0.06
Chemicals and enzymes	3,277	$0.07	4,193	$0.07
General operating expenses	7,221	$0.16	7,016	$0.13
Depreciation	6,538	$0.14	6,466	$0.12
Cost of goods sold	$131,079		$172,294

Cost of goods sold was $131.1 million for the three months ended June 30, 2012 compared to $172.3 million for the three months ended June 30, 2011, a decrease of $41.2 million or 23.9%. The decrease was primarily attributable to a $36.7 million decrease in the cost of corn and a $4.3 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period.

General and administrative expenses:   General and administrative expenses did not change materially from the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Interest expense:   Interest expense was $1.7 million for the three months ended June 30, 2012, compared to $2.0 million for the three months ended June 30, 2011, a decrease of $0.3 million or 15.0%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the three months ended June 30, 2012 as compared to the year ago period.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales:   Net Sales were $262.2 million for the six months ended June 30, 2012, compared to $326.5 million for the six months ended June 30, 2011, a decrease of $64.3 million or 19.7%. This decrease was primarily attributable to a decrease in ethanol revenue of $71.0 million which was offset by an increase in co-product revenue of $6.7 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a tightened corn supply in the first six months of 2012. The increase in co-product revenue was primarily attributable to the commencement of corn oil extraction at both of our plants in the first quarter of 2012, which resulted in $6.7 million of corn oil revenue for the first six months of 2012.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the six months ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$224,621	$2.28	$271,811	$2.43
Natural gas	7,561	$0.08	14,868	$0.13
Denaturant	3,897	$0.04	3,885	$0.03
Electricity	6,596	$0.07	6,520	$0.06
Chemicals and enzymes	6,849	$0.07	8,192	$0.07
General operating expenses	14,419	$0.14	14,233	$0.13
Depreciation	13,069	$0.13	12,943	$0.12
Cost of goods sold	$277,012		$332,452

Cost of goods sold was $277.0 million for the six months ended June 30, 2012, compared to $332.5 million for the six months ended June 30, 2011, a decrease of $55.5 million or 16.7%. The decrease was primarily attributable to a $47.2 million decrease in the cost of corn and a $7.3 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period.

General and administrative expenses:   General and administrative expenses did not change materially from the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Interest expense:   Interest expense was $3.6 million for the six months ended June 30, 2012, compared to $6.2 million for the six months ended June 30, 2011, a decrease of $2.6 million or 41.9%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the six months ended June 30, 2012, as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt and bridge loan in the first quarter of 2011, in addition to the Company having expensed $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and bridge loan when those debt facilities were paid off in the year ago period. See “— Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement”.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the six months ended June 30, 2012 and June 30, 2011 are summarized below (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$1,038	$8,089
Investing activities	(597)	(915)
Financing activities	(6,367)	(6,570)
Net increase (decrease) in cash and equivalents	$(5,926)	$604

Cash provided by operating activities.   Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2012, compared to $8.1 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, the amount was primarily comprised of a net loss of $23.5 million which was offset by working capital sources of $9.6 million and non-cash charges of $14.9 million, which were primarily depreciation and amortization. Working capital sources primarily related to a decrease in inventories and an increase in accounts payable, which were partially offset by an increase in both accounts receivable and other assets and liabilities. For the six months ended June 30, 2011, the amount was primarily comprised of a net loss of $17.4 million which was offset by working capital sources of $9.1 million and non-cash charges of $16.4 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.6 million for the six months ended June 30, 2012, compared to $0.9 million for the six months ended June 30, 2011. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $6.4 million for the six months ended June 30, 2012, compared to $6.6 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, the amount was primarily comprised of $6.3 million in principal payments under our Senior Debt Facility. For the six months ended June 30, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by $6.3 million in principal payments under our Senior Debt Facility, a $21.5 million payment to pay off our subordinated debt, a $20.0 million payment to pay off our bridge loan, $3.1 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs.

Our principal source of liquidity at June 30, 2012 consisted of cash generated from operations and cash and cash equivalents of $9.2 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of June 30, 2012, we owed Cargill $11.2 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated by Cargill at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements and general corporate purposes. As noted elsewhere in this report, the Company reported net losses of $12.4 million and $23.5 million for the three and six months ended June 30, 2012, respectively, due to narrow commodity margins. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. If crush spreads were to remain at current levels for an extended period of time, we may expend all of our sources of liquidity, in which event we would not be able to pay principal or interest on our debt.  Any inability to pay principal or interest on our debt would lead to an event of default under our Senior Debt Facility and, in the absence of forbearance, debt service abeyance or other accommodations from our lenders could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. As of June 30, 2012, there remained $170.5 million in aggregate principal amount outstanding under the Senior Debt Facility. These term loans mature in September 2014.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at June 30, 2012 was 3.25%.

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

Debt issuance fees and expenses of $7.9 million ($2.2 million, net of accumulated amortization as of June 30, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt Facility.

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

Note payable

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

Rights Offering and LLC Concurrent Private Placement

In February 2011, we completed a Rights Offering (the “Rights Offering”) entailing a distribution to our common stockholders of rights to purchase depositary shares representing fractional interests in shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Stock”). Concurrent with the Rights Offering, the LLC conducted a private placement of LLC interests that was structured to provide the holders of the membership interests in the LLC (other than the Company) with a private placement that was economically equivalent to the Rights Offering. On February 2, 2011, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company, which resulted in the automatic conversion of shares of the Preferred Stock into shares of the Company’s common stock such that subscribers in the Rights Offering were issued one share of common stock in lieu of each depositary share subscribed for. These transactions were completed and 3,188,681 shares of common stock, at a price of $11.20 per share, and 918,463 LLC membership interests, at a price of $11.20 per unit (along with an equivalent number of shares of Class B common stock), were issued on February 4, 2011. The aggregate gross proceeds of the Rights Offering and the concurrent private placement were $46.0 million. The proceeds of the transaction were used to (i) repay in full $20.3 million owed under a bridge loan previously provided by certain affiliates of Greenlight Capital, Inc. and certain affiliates of Third Point LLC, (ii) repay in full $21.5 million owed under our then outstanding subordinated debt, (iii) repay $2.8 million of debt owed to Cargill and (iv) pay certain fees and expenses incurred in connection with the Rights Offering and the LLC’s concurrent private placement.

In contemplation of the Rights Offering, on September 23, 2010, we entered into a Letter Agreement with Cargill pursuant to which we agreed to (i) use a portion of the proceeds from the Rights Offering (to the extent available) to repay a portion of certain indebtedness owed to Cargill, upon which Cargill would forgive a like amount of principal and any accrued interest on such forgiven principal according to its original terms and (ii) upon successful completion of the Rights Offering, issue a number of depositary shares in exchange for forgiveness by Cargill of the remaining principal balance of the debt. On February 15, 2011, the Company issued 329,890 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to the $2.8 million forgiven, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of June 30, 2012, no circumstances existed that would indicate the carrying value of long-lived assets may not be fully recoverable. Therefore, no recoverability test was performed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The most significant component of our deferred tax asset balance relates to our net operating loss and credit carryforwards. As the Company has incurred tax losses since its inception and expects to continue to incur tax losses for the foreseeable future, we will continue to provide a valuation allowance against deferred tax assets until the Company believes that such assets will be realized.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From July 1, 2010 to June 30, 2012, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.54 per gallon in July 2010 to a high of $3.07 per gallon in July 2011 and averaged $2.32 per gallon during this period.

We expect that lower distillers grain prices will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $6.50 per bushel, we estimate that corn will represent approximately 84% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From July 1, 2010 to June 30, 2012, the CBOT price of corn has fluctuated from a low of $3.60 per bushel in July 2010 to a high of $7.86 per bushel in June 2011 and averaged $6.16 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $6.50 per bushel and recent natural gas prices of $2.75 per Mmbtu, we estimate that natural gas will represent approximately 3% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From July 1, 2010 to June 30, 2012, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $1.91 per Mmbtu in April 2012 to a high of $4.92 per Mmbtu in July 2010 and averaged $3.65 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last six months of 2012. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of June 30, 2012, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2012 production for the last six months of the year. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last six months of 2012.

	Volume	Units	Price per Unit at June 30, 2012	Hypothetical Adverse Change in Price	Change in Six Months Ended December 31, 2012 Pre-tax Income
	(in millions)				(in millions)
Ethanol	100.2	Gallons	$2.20	10%	$(22.0)
Dry Distillers	0.1	Tons	$196.00	10%	$(2.0)
Wet Distillers	0.5	Tons	$65.00	10%	$(3.3)
Corn	36.1	Bushels	$6.50	10%	$(23.5)
Natural Gas	2.6	Mmbtu	$2.75	10%	$(0.7)

We are subject to interest rate risk in connection with our Senior Debt Facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of June 30, 2012, we had borrowed $170.5 million under our Senior Debt Facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt Facility would result in an increase of $1,705,000 on our annual interest expense.

At June 30, 2012, we had $9.2 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management carried out an evaluation, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

  In addition, the Company’s management carried out an evaluation, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Number	Description
3.1	Form of Certificate of Amendment of the Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 12, 2012).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the Second Quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: August 10, 2012	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director
Date: August 10, 2012	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

