Form 10-Q
period 2012-09-30
BioFuel Energy Corp.
filed 2012-11-14
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of Common Stock outstanding as of November 6, 2012: 5,443,292 exclusive of 40,481 shares held in treasury.

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

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

  (Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$10,842	$15,139
Accounts receivable	13,939	13,591
Inventories	12,917	26,188
Prepaid expenses	900	2,148
Other current assets	3,500	421
Total current assets	42,098	57,487
Property, plant and equipment, net	216,073	235,888
Debt issuance costs, net	1,990	2,763
Other assets	3,008	3,448
Total assets	$263,169	$299,586
Liabilities and equity
Current liabilities
Accounts payable	$13,085	$9,380
Current portion of long-term debt	170,531	12,710
Current portion of tax increment financing	385	370
Other current liabilities	2,523	1,992
Total current liabilities	186,524	24,452
Long-term debt, net of current portion	2,708	166,937
Tax increment financing, net of current portion	4,573	4,867
Other non-current liabilities	3,138	3,388
Total liabilities	196,943	199,644
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,483,773 shares outstanding at September 30, 2012 and 5,270,848 shares outstanding at December 31, 2011	54	53
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at September 30, 2012 and 931,154 shares outstanding at December 31, 2011	8	9
Less common stock held in treasury, at cost, 40,481 shares at September 30, 2012 and December 31, 2011	(4,316)	(4,316)
Additional paid-in capital	189,233	187,841
Accumulated deficit	(119,097)	(89,277)
Total BioFuel Energy Corp. stockholders’ equity	65,882	94,310
Noncontrolling interest	344	5,632
Total equity	66,226	99,942
Total liabilities and equity	$263,169	$299,586

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$116,149	$162,547	$378,382	$489,083
Cost of goods sold	124,192	155,498	401,204	487,950
Gross profit (loss)	(8,043)	7,049	(22,822)	1,133
General and administrative expenses:
Compensation expense	1,435	1,676	4,750	5,062
Other	629	846	2,482	2,693
Operating income (loss)	(10,107)	4,527	(30,054)	(6,622)
Other income (expense):
Other income	680	—	680	—
Interest expense	(1,901)	(1,978)	(5,461)	(8,195)
Income (loss) before income taxes	(11,328)	2,549	(34,835)	(14,817)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(11,328)	2,549	(34,835)	(14,817)
Less: Net (income) loss attributable to the noncontrolling interest	1,498	(355)	5,015	2,307
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(9,830)	$2,194	$(29,820)	$(12,510)

Income (loss) per share attributable to BioFuel Energy Corp. common stockholders:
Basic	$(1.88)	$0.43	$(5.76)	$(2.72)
Diluted	$(1.88)	$0.36	$(5.76)	$(2.72)

Weighted average shares outstanding:
Basic	5,224	5,120	5,178	4,602
Diluted	5,224	6,152	5,178	4,602

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

								TOTAL BIOFUEL
			Class B			Additional		Energy Corp.
	Common Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2010	1,315,447	$14	355,607	$4	$(4,316)	$139,028	$(80,560)	$54,170	$252	$54,422
Sale of common stock, net of expenses	3,188,681	32	—	—	—	33,245	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	918,463	9	—	—	—	9	9,501	9,510
Issuance of common stock in exchange for debt	329,890	3	—	—	—	11,598	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,493	—	1,493	—	1,493
Exchange of Class B shares to common	342,916	4	(342,916)	(4)	—	2,477	—	2,477	(2,477)	—
Issuance of restricted stock, (net of forfeitures)	93,914	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,717)	(8,717)	(1,644)	(10,361)
Balances at December 31, 2011	5,270,848	53	931,154	9	(4,316)	187,841	(89,277)	94,310	5,632	99,942
Stock-based compensation	—	—	—	—	—	1,119	—	1,119	—	1,119
Exchange of Class B shares to common	135,675	1	(135,675)	(1)	—	273	—	273	(273)	—
Issuance of restricted stock, (net of forfeitures)	77,250	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(29,820)	(29,820)	(5,015)	(34,835)
Balances at September 30, 2012	5,483,773	$54	795,479	$8	$(4,316)	$189,233	$(119,097)	$65,882	$344	$66,226

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

  (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(34,835)	$(14,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,119	1,087
Depreciation and amortization	21,174	22,686
Changes in operating assets and liabilities:
Accounts receivable	(348)	9,792
Inventories	13,271	1,120
Prepaid expenses	1,248	(1,451)
Accounts payable	3,725	(437)
Other current liabilities	531	94
Other assets and liabilities	(3,168)	(3,961)
Net cash provided by operating activities	2,717	14,113
Cash flows from investing activities
Purchases of property, plant and equipment	(606)	(2,067)
Net cash used in investing activities	(606)	(2,067)
Cash flows from financing activities
Proceeds from sale of stock	—	46,000
Repayment of debt	(6,300)	(50,928)
Repayment of notes payable and capital leases	(108)	(3,148)
Payment of equity offering costs	—	(1,621)
Payment of debt issuance costs	—	(113)
Net cash used in financing activities	(6,408)	(9,810)
Net increase (decrease) in cash and cash equivalents	(4,297)	2,236
Cash and cash equivalents, beginning of period	15,139	7,428
Cash and cash equivalents, end of period	$10,842	$9,664

Cash paid for income taxes	$6	$5
Cash paid for interest	$4,180	$5,289
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$2	$86
Issuance of common stock in exchange for debt	$—	$11,601

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations

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

At September 30, 2012, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 795,479 membership units in the LLC as of September 30, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

The aggregate book value of the assets of the LLC at September 30, 2012 and December 31, 2011 was $272.5 million and $309.2 million, respectively, of which substantially all of such assets are collateral for the LLC’s subsidiaries’ obligations under its senior secured bank facility with a group of lenders (the “Senior Debt Facility”) (see Note 5 — Long-Term Debt). The Senior Debt Facility also imposes restrictions on the ability of the LLC’s subsidiaries that own and operate our Wood River and Fairmont plants to pay dividends or make other distributions to us, which restricts our ability to pay dividends.

Basis of Presentation, Liquidity, and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.3 million and $34.8 million during the three and nine months ended September 30, 2012, respectively, due to narrow commodity margins.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $10.8 million of cash and cash equivalents as of September 30, 2012.  We have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of September 30, 2012 we owed Cargill $11.1 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

1. Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations – (continued)

Drought conditions in the American Midwest have significantly impacted this year’s corn crop and caused a significant reduction in the corn yield. Since the end of the second quarter, this has led to a significant increase in the price of corn and a corresponding narrowing in the crush spread. The crush spread has narrowed as ethanol prices have not risen correspondingly with rising corn prices, due to an oversupply of ethanol. As a result, the Company announced on September 24, 2012 that it had decided to idle its Fairmont facility until the crush spread improves. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve. We expect fluctuations in the crush spread to continue.

Due to our limited and declining liquidity, during the third quarter the Company determined that the two operating subsidiaries of the LLC (the “Operating Subsidiaries”) would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default on September 28, 2012 from First National Bank of Omaha, as Administrative Agent for the Senior Debt Facility, concerning the failure to make the regularly-scheduled payments of principal and interest. On November 5, 2012, the Operating Subsidiaries and its lenders entered into a Forbearance Agreement whereby its lenders agreed to forbear from exercising their remedies under the Senior Debt Facility until November 15, 2012. The Company is engaged in active and continuing discussions with its lenders and their advisors regarding the terms of a potential capital infusion into the Operating Subsidiaries. This capital may take the form of a capital contribution from the Company, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another form yet to be determined. While the Company intends to reach resolution with its lenders with respect to this matter, there can be no assurance it will be able to do so on terms that are favorable or acceptable to the Company, or at all.

As of September 30, 2012, the Operating Subsidiaries had $170.5 million of indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the September 30, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with its lenders under the Senior Debt Facility, and if its lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. We have only been able to conduct such hedging activities on a limited basis due to our lack of financial resources and we may not have the financial resources to increase or conduct any material hedging activities in the future.

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

Revenue Recognition

The Company sells its ethanol, distillers grain and corn oil products under the terms of marketing agreements. Revenue is recognized when risk of loss and title transfers upon shipment of ethanol, distillers grain or corn oil. In accordance with our marketing agreements, the Company records its revenues based on the amounts payable to us at the time of our sales of ethanol, distillers grain or corn oil. For our ethanol that is sold within the United States, the amount payable is equal to the average delivered price per gallon received by the marketing pool from Cargill’s customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sell a portion of our ethanol production to Cargill for export, which sales are shipped undenatured and are excluded from the marketing pool. For exported ethanol sales, the amount payable is equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain and corn oil is generally equal to the market price at the time of sale less a commission.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At September 30, 2012, we had $10.8 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of September 30, 2012 and December 31, 2011, no allowance was considered necessary.

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

During the three and nine months ended September 30, 2012, the Company recorded sales to Cargill representing 74% and 76%, respectively, of total net sales. During the three and nine months ended September 30, 2011, the Company recorded sales to Cargill representing 85% and 90%, respectively, of total net sales. As of September 30, 2012 and December 31, 2011, the LLC, through its subsidiaries, had receivables from Cargill of $12.1 million and $12.0 million, respectively, representing 87% and 88% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the three and nine months ended September 30, 2012, corn purchases from Cargill totaled $95.4 million and $310.8 million, respectively. During the three and nine months ended September 30, 2011, corn purchases from Cargill totaled $126.3 million and $397.8 million, respectively. As of September 30, 2012 and December 31, 2011, the LLC, through its subsidiaries, had payables to Cargill of $11.1 million and $5.6 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$6,656	$16,818
Work in process	2,819	5,672
Finished goods	3,442	3,698
	$12,917	$26,188

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at September 30, 2012 and December 31, 2011 represent costs incurred related to the Company’s Senior Debt Facility and tax increment financing agreements. These costs are being amortized through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of September 30, 2012 is as follows (in thousands):

Remainder of 2012	$251
2013	978
2014	704
2015	8
2016	8
Thereafter	41
Total	$1,990

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2012, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At September 30, 2012, the Company had accrued asset retirement obligation liabilities of $148,000 and $186,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2011, the Company had accrued asset retirement obligation liabilities of $144,000 and $181,000 for its plants at Wood River and Fairmont, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Any derivative financial instruments are carried at fair value. The fair value of the Company’s capital leases and note payable are not materially different from their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The fair value of the Company’s senior debt, based on an anticipated interest rate of 12%, is estimated to be approximately $155.3 million.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$19,643	$19,643
Buildings and improvements	49,838	49,832
Machinery and equipment	249,840	248,247
Office furniture and equipment	6,490	6,432
Construction in progress	55	1,126
	325,866	325,280
Accumulated depreciation	(109,793)	(89,392)
Property, plant and equipment, net	$216,073	$235,888

Depreciation expense related to property, plant and equipment was $6,806,000 and $20,408,000 for the three and nine months ended September 30, 2012, respectively, and was $6,736,000 and $20,232,000 for the three and nine months ended September 30, 2011, respectively.

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

For both the three and nine months ended September 30, 2012, 71,509 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2011, 72,633 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months ended September 30, 2011, 73,883 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise price was above the average share price for the period.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding – basic	5,224,257	5,119,751	5,177,569	4,601,912
Potentially dilutive common stock equivalents
Class B common shares	869,301	946,098	908,970	897,647
Stock options	-	-	-	1,250
Restricted stock	146,761	85,691	132,519	63,532
	1,016,062	1,031,789	1,041,489	962,429
	6,240,319	6,151,540	6,219,058	5,564,341
Less anti-dilutive common stock equivalents	(1,016,062)	-	(1,041,489)	(962,429)
Weighted average common shares outstanding – diluted	5,224,257	6,151,540	5,177,569	4,601,912

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Term loans	$170,480	$176,780
Capital lease	2,477	2,487
Note payable	282	380
	173,239	179,647
Less current portion	(170,531)	(12,710)
Long-term portion	$2,708	$166,937

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

As described above, the Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default on September 28, 2012 from First National Bank of Omaha, as Administrative Agent for the Senior Debt Facility, concerning the failure to make the regularly-scheduled payments of principal and interest. On November 5, 2012, the Operating Subsidiaries and its lenders entered into a Forbearance Agreement whereby its lenders agreed to forbear from exercising their remedies under the Senior Debt Facility until November 15, 2012. See Note 1 - Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations.

As of September 30, 2012, the Operating Subsidiaries had $170.5 million of indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the September 30, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with its lenders under the Senior Debt Facility, and if its lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at September 30, 2012 was 3.3%.

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

Debt issuance fees and expenses of $7.9 million ($1.9 million, net of accumulated amortization as of September 30, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

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

The following table summarizes the aggregate maturities of our long-term debt as of September 30, 2012 (in thousands):

Remainder of 2012	$170,482
2013	52
2014	56
2015	57
2016	60
Thereafter	2,532
Total	$173,239

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of September 30, 2012 (in thousands):

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7. Stockholders’ Equity – (continued)

On February 15, 2011, the Company issued 329,890 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount of indebtedness owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to $2.8 million of the debt that was forgiven by Cargill, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

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

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through September 30, 2012, the Company had repurchased 40,481 shares at an average price of $106.62 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of September 30, 2012, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The effects of derivative instruments on our consolidated financial statements were as follows as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011(in thousands) (amounts presented exclude any income tax effects).

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Derivative Assets (Liabilities)
	Consolidated Balance Sheet Location	September 30, 2012	December 31, 2011
Derivative not designated as hedging instrument:
Commodity contract	Other current assets	$—	$(470)
Cash collateral held or provided with counterparty	Other current assets	—	781
Total		$—	$311

Effects of Derivative Instruments on Income

		Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Location		2012	2011	2012	2011
		gain (loss)	gain (loss)	gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$(592)	$—	$(1,498)	$(532)
Commodity contract	Cost of Goods Sold	(1,365)	—	(1,886)	—
	Net amount recognized in earnings	$(1,957)	$—	$(3,384)	$(532)

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

Financial assets and liabilities recorded on the Company’s consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. As of September 30, 2012, we do not have any Level 1 financial assets or liabilities.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments – (continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of September 30, 2012, we do not have any Level 3 financial assets or liabilities.

There were no transfers between the various financial asset and liability levels during the nine months ended September 30, 2012.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Inthousands)	2012	2011	2012	2011
Stock options	$219	$236	$710	$863
Restricted stock	150	148	409	224
Total	$369	$384	$1,119	$1,087

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year vesting period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three and nine months ended September 30, 2012 and 2011, the Company did not issue any stock options under the 2007 Plan.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

A summary of stock option activity under the 2007 Plan as of September 30, 2012, and the changes during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	73,610	$64.37
Granted	—	—
Exercised	—	—
Forfeited	(2,101)	155.54
Options outstanding, September 30, 2012	71,509	$61.69	2.2	$0.00

Options exercisable, September 30, 2012	54,335	$62.59	2.1	$0.00

A summary of the status of our unvested stock options as of September 30, 2012, and the changes during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average GrantDate FairValue
Unvested, January 1, 2012	33,043	$49.81
Granted	—	—
Vested	(15,686)	50.32
Forfeited	(183)	46.00
Unvested, September 30, 2012	17,174	$49.45

As of September 30, 2012, there was $308,000 of unrecognized compensation expense related to the unvested portion of stock options outstanding. This expense is expected to be recognized over the next six months.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three and nine months ended September 30, 2012, the Company granted 0 and 78,850 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors. During the three and nine months ended September 30, 2011, the Company granted 0 and 87,300 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of September 30, 2012, and the changes during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average GrantDate FairValue perAward	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2012	93,950	$14.90
Granted	78,850	13.00
Vested	(25,987)	16.00
Cancelled or expired	(1,600)	14.41
Restricted stock outstanding, September 30, 2012	145,213	$13.68	$736,230

As of September 30, 2012, there was $1,677,000 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over the next 3.5 years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 107,337 shares of common stock available for future grant under our 2007 Plan at September 30, 2012.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and nine months ended September 30, 2012 and 2011 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax benefit at 35% federal statutory rate	$3,965	$(892)	$12,192	$5,186
State tax benefit, net of federal benefit	57	(13)	174	74
Noncontrolling interest	(532)	126	(1,780)	(819)
Valuation allowance	(3,736)	928	(10,519)	(3,788)
Other	246	(149)	(67)	(653)
Total	$—	$—	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	September 30, 2012	December31, 2011

Deferred tax assets:
Capitalized start up costs	$3,364	$3,558
Stock-based compensation	655	665
Net operating loss carryover	80,967	68,036
Other	129	258
Deferred tax assets	85,115	72,517
Valuation allowance	(43,790)	(33,802)

Deferred tax liabilities:
Property, plant and equipment	(41,325)	(38,715)
Deferred tax liabilities	(41,325)	(38,715)
Net deferred tax asset	$—	$—

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

As of September 30, 2012, the net operating loss carryforward was $227.5 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2006 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three and nine months ended September 30, 2012, contributions to the plan by the LLC totaled $50,000 and $192,000, respectively. For the three and nine months ended September 30, 2011, contributions to the plan by the LLC totaled $32,000 and $163,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses that are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of September 30, 2012, the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

Beginning in the second quarter of 2008, the Operating Subsidiaries of the LLC entered into agreements to lease railroad cars over a period of ten years. Pursuant to these lease agreements, the subsidiaries are currently leasing 785 railroad cars for approximately $6.7 million per year. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters. Rent expense is being recognized on a straight line basis over the term of the lease.

In October 2011, subsidiaries of the LLC entered into two operating lease agreements to lease corn oil extraction systems, one for each of its plants. Each lease agreement is for a period of two years and commenced in April 2012 when funding was completed. Pursuant to these lease agreements, each subsidiary is paying approximately $4.3 million per year for the corn oil extraction systems. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations under either lease, as well as any payment default under any of the Company’s other material debt obligations, including the Senior Debt Facility. The Company has informed Farnam Street Financial, Inc. (“Farnam”) of the default notice it received from its senior lenders, and Farnam has elected not to declare a default under either lease agreement so long as the subsidiaries of the LLC continue to make timely lease payments.

Future minimum operating lease payments at September 30, 2012 are as follows (in thousands):

Remainder of 2012	$2,873
2013	11,452
2014	8,392
2015	6,972
2016	6,972
Thereafter	12,168
Total	$48,829

Rent expense recorded for the three and nine months ended September 30, 2012 totaled $2,915,000 and $8,554,000, respectively. Rent expense recorded for the three and nine months ended September 30, 2011 totaled $1,931,000 and $5,764,000, respectively.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.048 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which were to revert to the original terms on September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby the extended payment terms for our corn purchases will remain in effect for the remainder of the two corn supply agreements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies – (continued)

At September 30, 2012, the LLC, through its subsidiaries, had contracted to purchase 344,000 bushels of corn to be delivered between October 2012 and October 2013 at our Fairmont location, and 5,488,000 bushels of corn to be delivered between October 2012 and December 2013 at our Wood River location. These purchase commitments represent 1% and 12% of the projected corn requirements during those periods for Fairmont and Wood River, respectively. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the subsidiaries of the LLC. As of September 30, 2012, the deferred ethanol commissions totaled $1.1 million and are included in other non-current liabilities.

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

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	897,903
LLC Membership Units and Class B common shares exchanged in 2007	(28,060)
LLC Membership Units and Class B common shares exchanged in 2008	(365,722)
LLC Membership Units and Class B common shares exchanged in 2009	(131,684)
LLC Membership Units and Class B common shares exchanged in 2010	(16,830)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	918,463
LLC Membership Units and Class B common shares exchanged in 2011	(342,916)
LLC Membership Units and Class B common shares exchanged in the nine months ended September 30, 2012	(135,675)
Remaining LLC Membership Units and Class B common shares at September 30, 2012	795,479

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At September 30, 2012, the Company owned 87.3% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to BioFuel Energy Corp.	$(9,830)	$2,194	$(29,820)	$(12,510)
Increase in BioFuel Energy Corp. stockholders’ equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	227	—	273	2,386
Change in equity from net income (loss) attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(9,603)	$2,194	$(29,547)	$(10,124)

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

The “true-up date” occurred on June 19, 2012, which was five years from the date of the initial public offering. Since the value of the Company decreased from the time of the initial public offering to the “true-up date”, the affiliates of Greenlight and Third Point received 69,382 and 34,691 LLC membership units, respectively, from certain members or former members of our management group during the third quarter of 2012 as a result of the “true-up”. No new shares were issued as a result of the “true-up” but rather a redistribution of shares occurred among certain members or former members of our management group and our two largest investors, Greenlight and Third Point.

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

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC. Those Operating Subsidiaries are party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acts as Administrative Agent.

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

During 2011, the Company began installing corn oil extraction systems at each of its ethanol plants so that it could begin producing non-food grade corn oil as an additional co-product. These systems were installed using certain patented technology we have licensed from Greenshift Corporation for which we pay a royalty. The Operating Subsidiaries of the LLC have entered into operating leases with Farnam Street Financial, Inc., which leases provided the funding to pay for most of the costs of installing the corn oil extraction systems at each plant. The installation in Wood River was completed in December 2011 and the installation in Fairmont was completed in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales early in the first quarter of 2012.

Liquidity and Going Concern Considerations

Our operations and cash flows are subject to wide and unpredictable fluctuations primarily due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11.3 million and $34.8 million during the three and nine months ended September 30, 2012, respectively, due to narrow commodity margins. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $10.8 million of cash and cash equivalents as of September 30, 2012.  We have relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. See “— Liquidity and capital resources”.

Drought conditions in the American Midwest have significantly impacted this year’s corn crop and caused a significant reduction in the corn yield. Since the end of the second quarter, this has led to a significant increase in the price of corn and a corresponding narrowing in the crush spread. The crush spread has narrowed as ethanol prices have not risen correspondingly with rising corn prices, due to an oversupply of ethanol. As a result, the Company announced on September 24, 2012 that it had decided to idle its Fairmont facility until the crush spread improves. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve. We expect fluctuations in the crush spread to continue.

Due to our limited and declining liquidity, during the third quarter the Company determined that the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default on September 28, 2012 from First National Bank of Omaha, as Administrative Agent for the Senior Debt Facility, concerning the failure to make the regularly-scheduled payments of principal and interest. On November 5, 2012, the Operating Subsidiaries and the its lenders entered into a Forbearance Agreement whereby its lenders agreed to forbear from exercising their remedies under the Senior Debt Facility until November 15, 2012. The Company is engaged in active and continuing discussions with its lenders and their advisors regarding the terms of a potential capital infusion into the Operating Subsidiaries. This capital may take the form of a capital contribution from the Company, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another form yet to be determined. While the Company intends to reach resolution with its lenders with respect to this matter, there can be no assurance it will do so on terms that are favorable or acceptable to the Company, or at all.

As of September 30, 2012, the Operating Subsidiaries had $170.5 million of indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the September 30, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with its lenders under the Senior Debt Facility, and if its lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and options contracts with the objective of limiting our exposure to changes in commodities prices. We have only been able to conduct such hedging activities on a limited basis due to our lack of financial resources and we may not have the financial resources to increase or conduct any material hedging activities in the future.

Basis for Consolidation

At September 30, 2012, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by certain individuals and by certain investment funds affiliated with some of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individuals and investment funds who held 795,479 membership units in the LLC as of September 30, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

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

The corn oil produced at our plants is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. We market the corn oil produced in Wood River ourselves, although a portion is often sold to the same third party marketer that purchases our dried distillers grain from that facility. Most of the corn oil produced in Fairmont is being sold to a biodiesel producer under an off-take agreement.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended September 30, 2012 and September 30, 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(unaudited)				(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales	$116,149	100.0%	$162,547	100.0%	$378,382	100.0%	$489,083	100.0%
Cost of goods sold	124,192	106.9	155,498	95.7	401,204	106.0	487,950	99.8
Gross profit (loss)	(8,043)	(6.9)	7,049	4.3	(22,822)	(6.0)	1,133	0.2
General and administrative expenses	2,064	1.8	2,522	1.5	7,232	1.9	7,755	1.6
Operating income (loss)	(10,107)	(8.7)	4,527	2.8	(30,054)	(7.9)	(6,622)	(1.4)
Other income	680	0.6	—	0.0	680	0.2	—	0.0
Interest expense	(1,901)	(1.7)	(1,978)	(1.2)	(5,461)	(1.5)	(8,195)	(1.7)
Net income (loss)	(11,328)	(9.7)	2,549	1.6	(34,835)	(9.2)	(14,817)	(3.1)
Less: Net (income) loss attributable to the noncontrolling interest	1,498	1.3	(355)	(0.2)	5,015	1.3	2,307	0.5
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(9,830)	(8.4)%	$2,194	1.4%	$(29,820)	(7.9)%	$(12,510)	(2.6)%

The following table sets forth key operational data for the three and nine months ended September 30, 2012 and September 30, 2011 that we believe are important indicators of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ethanol sold (gallons, in thousands)	36,271	50,716	134,786	162,381
Dry distillers grains sold (tons, in thousands)	32.6	80.1	131.9	260.2
Wet distillers grains sold (tons, in thousands)	170.8	165.2	654.0	499.1
Corn oil sold (pounds, in thousands)	11,466	—	28,626	—
Corn ground (bushels, in thousands)	12,632	18,010	48,120	58,558

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Sales:   Net Sales were $116.1 million for the three months ended September 30, 2012, compared to $162.5 million for the three months ended September 30, 2011, a decrease of $46.4 million or 28.6%. This decrease was primarily attributable to a decrease in ethanol revenue of $51.4 million which was offset by an increase in co-product revenue of $5.0 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a continuing tight corn supply in the third quarter of 2012. The increase in co-product revenue was primarily attributable to the inclusion of corn oil revenue in the three months ended September 30, 2012. The Company commenced corn oil extraction at both plants in the first quarter of 2012, which resulted in $4.4 million of corn oil revenue in the third quarter of 2012. Distillers grains revenue was unchanged as compared to the year ago period. Although distillers grains production was lower resulting from the reduced corn grind, the lower production and resulting sales was offset by higher per unit prices received for our distillers grains.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$100,204	$2.76	$126,968	$2.50
Natural gas	2,835	$0.08	5,815	$0.11
Denaturant	1,665	$0.05	1,816	$0.04
Electricity	3,299	$0.09	3,616	$0.07
Chemicals and enzymes	2,565	$0.07	3,844	$0.08
General operating expenses	7,083	$0.19	6,972	$0.14
Depreciation	6,541	$0.18	6,467	$0.13
Cost of goods sold	$124,192		$155,498

Cost of goods sold was $124.2 million for the three months ended September 30, 2012 compared to $155.5 million for the three months ended September 30, 2011, a decrease of $31.3 million or 20.1%. The decrease was primarily attributable to a $26.8 million decrease in the cost of corn and a $3.0 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period offset in part by a higher per-bushel price. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period.

General and administrative expenses:   General and administrative expenses decreased $0.5 million or 20.0%, to $2.0 million for the three months ended September 30, 2012, as compared to $2.5 million for the three months ended September 30, 2011. The decrease was primarily attributable to a reduction in compensation expense.

Interest expense:   Interest expense was $1.9 million for the three months ended September 30, 2012, compared to $2.0 million for the three months ended September 30, 2011, a decrease of $0.1 million or 5.0%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the three months ended September 30, 2012 as compared to the year ago period.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales:   Net Sales were $378.4 million for the nine months ended September 30, 2012, compared to $489.1 million for the nine months ended September 30, 2011, a decrease of $110.7 million or 22.6%. This decrease was primarily attributable to a decrease in ethanol revenue of $122.4 million which was offset by an increase in co-product revenue of $11.7 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a tightened corn supply in the first nine months of 2012. The increase in co-product revenue was primarily attributable to the commencement of corn oil extraction at both of our plants in the first quarter of 2012, which resulted in $11.1 million of corn oil revenue for the first nine months of 2012. Distillers grains revenue was relatively unchanged as compared to the year ago period. Although distillers grains production was lower resulting from the reduced corn grind, the lower production and resulting sales was offset by higher per unit prices received for our distillers grains.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$324,824	$2.41	$398,779	$2.46
Natural gas	10,396	$0.08	20,683	$0.13
Denaturant	5,562	$0.04	5,701	$0.04
Electricity	9,895	$0.07	10,136	$0.06
Chemicals and enzymes	9,414	$0.07	12,037	$0.07
General operating expenses	21,503	$0.16	21,204	$0.13
Depreciation	19,610	$0.15	19,410	$0.12
Cost of goods sold	$401,204		$487,950

Cost of goods sold was $401.2 million for the nine months ended September 30, 2012, compared to $488.0 million for the nine months ended September 30, 2011, a decrease of $86.8 million or 17.8%. The decrease was primarily attributable to a $74.0 million decrease in the cost of corn and a $10.3 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period.

General and administrative expenses:   General and administrative expenses decreased $0.6 million or 7.7%, to $7.2 million for the nine months ended September 30, 2012, as compared to $7.8 million for the nine months ended September 30, 2011. The decrease was primarily attributable to a reduction in compensation expense.

Interest expense:   Interest expense was $5.5 million for the nine months ended September 30, 2012, compared to $8.2 million for the nine months ended September 30, 2011, a decrease of $2.7 million or 32.9%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the nine months ended September 30, 2012, as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt and bridge loan in the first quarter of 2011, in addition to the Company having expensed $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and bridge loan when those debt facilities were paid off in the year ago period. See “— Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement”.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the nine months ended September 30, 2012 and September 30, 2011 are summarized below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$2,717	$14,113
Investing activities	(606)	(2,067)
Financing activities	(6,408)	(9,810)
Net increase (decrease) in cash and cash equivalents	$(4,297)	$2,236

Cash provided by operating activities.   Net cash provided by operating activities was $2.7 million for the nine months ended September 30, 2012, compared to $14.1 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the amount was primarily comprised of a net loss of $34.8 million which was offset by working capital sources of $12.5 million and non-cash charges of $22.3 million, which were primarily depreciation and amortization. Working capital sources primarily related to a decrease in inventories of $13.3 million. The decrease in inventories was primarily a result of carrying lower corn, work-in-process, and ethanol inventory balances at September 30, 2012 versus December 31, 2011. For the nine months ended September 30, 2011, the amount was primarily comprised of a net loss of $14.8 million which was offset by working capital sources of $5.1 million and non-cash charges of $23.8 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2012, compared to $2.1 million for the nine months ended September 30, 2011. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2012, compared to $9.8 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the amount was primarily comprised of $6.3 million in principal payments under our Senior Debt Facility. For the nine months ended September 30, 2011, the amount was primarily comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by $9.5 million in principal payments under our Senior Debt Facility, a $21.5 million payment to pay off our subordinated debt, a $20.0 million payment to pay off our bridge loan, $3.1 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs.

Our principal source of liquidity at September 30, 2012 consisted of cash generated from operations and cash and cash equivalents of $10.8 million. We have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of September 30, 2012, we owed Cargill $11.1 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, we have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes us for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated by Cargill at any time on little or no notice, in which case we would need to use cash on hand or other sources of liquidity, if available, to fund our operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements and general corporate purposes. As noted elsewhere in this report, the Company reported net losses of $11.3 million and $34.8 million for the three and nine months ended September 30, 2012, respectively, due to narrow commodity margins. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. As described in “Liquidity and Going Concern Considerations” above, we have idled our Fairmont facility until the crush spread improves and the Operating Subsidiaries did not make their regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012 which caused the Administrative Agent under the Senior Debt Facility to issue a notice of default. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve. We expect fluctuations in the crush spread to continue. If the Company is unable to reach an agreement with its lenders under the Senior Debt Facility, and if its lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

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

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default on September 28, 2012 from First National Bank of Omaha, as Administrative Agent for the Senior Debt Facility, concerning the failure to make the regularly-scheduled payments of principal and interest. On November 5, 2012, the Operating Subsidiaries and its lenders entered into a Forbearance Agreement whereby its lenders agreed to forbear from exercising their remedies under the Senior Debt Facility until November 15, 2012. The Company is engaged in active and continuing discussions with its lenders and their advisors regarding the terms of a potential resolution. Although the Company expects to reach resolution with its lenders with respect to this matter, there can be no assurance it will do so. See—“Liquidity and Going Concern Considerations” above.

As of September 30, 2012, the Operating Subsidiaries had $170.5 million of indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the September 30, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with its lenders under the Senior Debt Facility, and if its lenders successfully attempt to exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. The weighted average interest rate in effect on the borrowings at September 30, 2012 was 3.3%.

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

Debt issuance fees and expenses of $7.9 million ($1.9 million, net of accumulated amortization as of September 30, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed over the term of the Senior Debt Facility.

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

On February 15, 2011, the Company issued 329,890 shares of common stock to Cargill in exchange for the extinguishment of the remaining amount of indebtedness owed to Cargill. An additional $2.0 million that was carried on our balance sheet at December 31, 2010 due to troubled debt restructuring accounting was also extinguished. This amount, in addition to $2.8 million of debt that was forgiven by Cargill, was accounted for as a capital contribution to additional paid-in capital because the Company and Cargill were considered related parties.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of September 30, 2012, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to significant risks relating to the prices of four primary commodities: corn and natural gas, our principal production inputs, and ethanol and distillers grain, our principal products. These commodities are also subject to geographic basis differentials, which can vary considerably. In recent years, ethanol prices have been primarily influenced by gasoline prices, the availability of other gasoline additives and federal, state and local laws, regulations, subsidies and tariffs. Distillers grain prices, though highly correlated to corn, tend to be influenced by the prices of alternative animal feeds.

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From October 1, 2010 to September 30, 2012, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.91 per gallon in October 2010 to a high of $3.07 per gallon in July 2011 and averaged $2.42 per gallon during this period.

We expect that lower distillers grain prices, as a relative value to corn, will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $7.35 per bushel, we estimate that corn will represent approximately 84% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From October 1, 2010 to September 30, 2012, the CBOT price of corn has fluctuated from a low of $4.66 per bushel in October 2010 to a high of $8.31 per bushel in August 2012 and averaged $6.64 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $7.35 per bushel and recent natural gas prices of $3.25 per Mmbtu, we estimate that natural gas will represent approximately 3% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From October 1, 2010 to September 30, 2012, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $1.91 per Mmbtu in April 2012 to a high of $4.85 per Mmbtu in June 2011 and averaged $3.47 per Mmbtu during this period.

To reduce the risks implicit in price fluctuations of these four principal commodities and variations in interest rates, we plan to continuously monitor these markets and to hedge a portion of our exposure, provided we have the financial resources to do so. In hedging, we may buy or sell exchange-traded commodities futures or options, or enter into swaps or other hedging arrangements. While there is an active futures market for corn and natural gas, the futures market for ethanol is still relatively illiquid, and we do not believe a futures market for distillers grain currently exists. Although we will attempt to link our hedging activities such that sales of ethanol and distillers grain match pricing of corn and natural gas, there is a limited ability to do this against the current forward or futures market for ethanol and corn. Consequently, our hedging of ethanol and distillers grain may be limited or have limited effectiveness due to the nature of these markets. Due to the Company’s limited liquidity resources and the potential for required postings of significant cash collateral or margin deposits resulting from changes in commodity prices associated with hedging activities, the Company is currently able to engage in such hedging activities only on a limited basis. We also may vary the amount of hedging activities we undertake, and may choose to not engage in hedging transactions at all. As a result, our operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last three months of 2012. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of September 30, 2012, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2012 production for the last three months of the year. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during the last three months of 2012.

	Volume	Units	Price per Unit at September 30, 2012	Hypothetical Adverse Change in Price	Change in Three Months Ended December 31, 2012 Pre-tax Income
	(in millions)				(in millions)
Ethanol	28.0	Gallons	$2.25	10%	$(6.3)
Dry Distillers	0.1	Tons	$260.00	10%	$(2.6)
Wet Distillers	0.2	Tons	$89.00	10%	$(1.8)
Corn	9.8	Bushels	$7.35	10%	$(7.2)
Natural Gas	0.6	Mmbtu	$3.25	10%	$(0.2)

We are subject to interest rate risk in connection with our Senior Debt Facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of September 30, 2012, we had borrowed $170.5 million under our Senior Debt Facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt Facility would result in an increase of $1,705,000 on our annual interest expense.

At September 30, 2012, we had $10.8 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

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

  In addition, the Company’s management carried out an evaluation, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Number	Description
3.1	Form of Certificate of Amendment of the Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 12, 2012).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the Third Quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: November 14, 2012	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director
Date: November 14, 2012	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

