Form 10-K
period 2012-12-31
BioFuel Energy Corp.
filed 2013-04-01
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $8,528,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 20, 2013
Common Stock, par value $0.01 per share	5,443,292 shares, net of 40,481 shares held in treasury
Class B Common Stock, par value $0.01 per share	795,479 shares

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

PART I

ITEM 1. BUSINESS

Overview

BioFuel Energy Corp. (“we” or “the Company”) produces and sells ethanol and its related co-products, primarily distillers grain and corn oil. We have historically operated our two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operations are subject to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility until the crush spread improved. Due to continued narrow crush spreads, in February 2013 we reduced staffing at the Fairmont facility and expect the Fairmont facility to remain idle until the 2013 harvest season. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the Operating Subsidiaries of the LLC (the “Operating Subsidiaries”).

Our operations and cash flows are subject to wide and unpredictable fluctuations due to changes in the crush spread. See “Risk Factors — Risks relating to our financial condition and the default of our operating subsidiaries under their Senior Debt Facility — Narrow commodity margins have resulted in decreased liquidity and have caused our operating subsidiaries to default on their senior secured debt, which could result in limited or no residual value to our shareholders.” Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. The Company continues to engage in active and continuing discussions with the lenders and their advisers.

In conjunction with our ongoing discussions with the lenders under the Senior Debt Facility, in March 2013 the Company engaged a financial adviser to assist it with an assessment of its strategic alternatives. These alternatives could include, but are not limited to, a sale of all or substantially all of the assets of the Operating Subsidiaries, which comprise substantially all of the assets of the Company other than cash on hand. The lenders under the senior debt facility have indicated that they are willing to provide the Company with a grace period until July 30, 2013 to allow us to pursue one or more strategic alternatives. This grace period would be subject to the achievement of certain milestones, and could be extended at the sole discretion of the Administrative Agent under the senior debt facility. The Company expects to enter into a formal agreement to reflect the foregoing as soon as reasonably practicable. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the senior debt facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

The Company, on behalf of the Operating Subsidiaries, has also been engaged in separate discussions with the lenders under the Senior Debt Facility regarding a consensual resolution of the default. It is likely that any such agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, the Company’s Board of Directors has approved in principle management’s proceeding with such a transaction in the event the Company is unable to achieve an alternative transaction. We cannot assure you, however, that we will be able to reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution by the Company of its cash on hand to the Operating Subsidiaries, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined.

Although the Company intends to diligently explore and pursue any number of strategic alternatives, we cannot assure you that it will be able to do so on terms acceptable to the Company or to the lenders under the Senior Debt Facility, if at all. In addition, in either the case of a transfer of the assets of the Operating Subsidiaries to the lenders under the Senior Debt Facility or a sale of one or both of our plants, as discussed above, we cannot assure you as to what value, if any, may be derived for shareholders of the Company from such transfer or sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Going Concern Considerations.”

Our Facilities

Our facilities are located in the Midwest “Corn Belt,” and each of our facilities is able to meet local, regional, national and international demand for ethanol. Both facilities have unit train access to the Union Pacific Railroad. Each of our facilities was constructed utilizing an operations and process technology licensed from Delta-T Corporation, which granted to us perpetual limited licenses to use its proprietary technology and information in connection with the operation, maintenance, optimization, enhancement and expansion of each of our facilities. These facilities have been in operation for over four years, and during that period we have made capital modifications and process improvements that have increased our capacity utilization rates and yield (measured by gallons of denatured ethanol per bushel of corn), and have continuously lowered our overall fixed costs per gallon of production.

Our relationship with Cargill

From inception, we have worked closely with Cargill, Inc., one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. Cargill participates in almost every aspect of the corn industry in the United States, including operation of grain elevators, management of export facilities, transportation, ethanol production and livestock nutrition. Our two plant locations were selected primarily based on access to corn supplies, the availability of rail transportation and natural gas and Cargill’s competitive position in the area. Pursuant to long-term ethanol marketing agreements, Cargill purchases 100% of the ethanol produced at our facilities and, under long-term corn supply agreements, supplies 100% of our corn for these facilities. We also have the opportunity to utilize Cargill’s risk management services.

Corn supply

Our ethanol facilities each require approximately 40 million bushels of corn per year in order to produce their undenatured nameplate capacity of 110 Mmgy of ethanol. Cargill supplies all of the corn to our facilities. Under the corn supply agreements, Cargill has agreed to deliver U.S. No. 2 yellow dent corn meeting certain specifications. We regularly contract in advance for physical corn delivery (basis only). On the day of delivery, we pay the applicable corn futures price then in effect, plus or minus the local basis differential paid by Cargill to purchase corn on our behalf, plus an origination fee of $0.048 per bushel.

We have also entered into concurrent 20-year leases of Cargill’s existing grain elevators at each of our Wood River and Fairmont sites. These elevators provide corn storage capacity to service the plants at normal operating levels plus excess capacity to allow us to purchase corn opportunistically, for example, based on seasonality.

Sales logistics

Both of our ethanol plants are located adjacent to a rail mainline operated by the Union Pacific Railroad. A railcar unit train loading facility capable of handling trains of up to 100 cars has been constructed at each of the plants. We typically ship ethanol in 80-car unit trains, which hold approximately 2.3 million gallons of ethanol, roughly equivalent to eight days of ethanol production at each of these plants. We also have storage capacity to accommodate approximately nine days of ethanol production and nine days of dried distillers grain production at each of these plants. Each of our plants also has road access for loading and transportation of ethanol and distillers grain by truck, as needed.

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

Under our arrangements with Cargill, we have the ability to opt out of the marketing pool described above. In order to opt out of the marketing pool, we would need to provide six months’ notice prior to the date on which ethanol will first be delivered under the contract or any anniversary of that date, except that we may be obligated to participate in the pool for up to 18 months to the extent necessary to allow Cargill to fulfill contractual commitments to deliver ethanol from the pool. We also have the ability to sell ethanol directly to end-customers on a long-term basis, using Cargill as an agent, and in the future we may do so if an attractive opportunity arises. In these circumstances, Cargill would continue to provide transportation and logistics services, would act as a contracting agent and would continue to be paid commissions by us. We evaluate the desirability of selling ethanol directly to end-customers on an ongoing basis.

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

We have leased, for an initial term of 20 years, Cargill’s grain facilities located adjacent to each plant, for the purpose of receiving, storing and transferring corn to each ethanol facility. Under the lease agreements, we are responsible for the maintenance and repair of the premises. We will be in default under the leases, and Cargill will have the right to terminate the relevant lease, if we fail to pay any rent or other amounts due to Cargill within 30 days following written notice that such amounts are due and payable, default in any non-monetary obligation under the lease and fail to cure such default within a specified time, become subject to certain events of bankruptcy or insolvency or permit the relevant lease to be sold under any attachment or execution.

The Operating Subsidiaries entered into Omnibus Agreements with Cargill, which became effective on September 1, 2009. Pursuant to these agreements, Cargill agreed to extend payment terms for our corn purchases and defer a portion of certain fees and grain elevator lease payments payable to Cargill for one year. The deferred fees were to be payable to Cargill by the Operating Subsidiaries over a two-year period, and the payment terms for corn were to revert to the original terms beginning on September 1, 2010. On September 23, 2010, we entered into a Letter Agreement with Cargill that continues the extended payment terms for the duration of our corn supply agreements and reduces certain fees payable under those agreements and our ethanol marketing agreements. These agreements are expected to provide us with varying amounts of additional working capital over their duration. As of December 31, 2012, $2.6 million of such deferrals remained outstanding, and we continue to make periodic payments of deferred ethanol commissions at our discretion.

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

The RFS requires motor fuels sold in the United States to contain in the aggregate the following minimum volumes of renewable fuels (in billions):

Year	Total Volume (in billions of gallons)	Conventional Biofuels (including corn-based)	Advanced Biofuels
2013	16.55	13.80	2.75
2014	18.15	14.40	3.75
2015	20.50	15.00	5.50
2016	22.25	15.00	7.25
2017	24.00	15.00	9.00
2018	26.00	15.00	11.00
2019	28.00	15.00	13.00
2020	30.00	15.00	15.00
2021	33.00	15.00	18.00
2022	36.00	15.00	21.00

Advanced biofuels may be used to meet the conventional biofuels minimum volumes, but market conditions would favor such substitution only if advanced biofuels were less expensive than corn-based ethanol and/or other conventional biofuels. In 2011 and 2012, due to the unavailability of cellulosic biofuels on a commercial scale, the U.S. EPA granted a waiver to the refining industry setting the cellulosic component of the advanced biofuel blending requirements at lower levels than those called for under the RFS. EPA has proposed a similar waiver for 2013 in a notice of proposed rulemaking.

Environmental benefits

Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in the engine cylinder, resulting in reduced carbon monoxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States. Although the federal oxygenate requirement was eliminated in May 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The United States refining industry has generally abandoned the use of methyl tertiary butyl ether (MTBE), making ethanol the primary clean air oxygenate currently used.

Geopolitical concerns

The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. At the same time, developing nations such as China and India have increased their demand for oil. As a result, NYMEX oil prices have ranged dramatically in recent years. As a domestic, renewable source of energy, ethanol can help to reduce the United States’ dependence on foreign oil by increasing the amount of fuel that can be consumed for each barrel of imported crude oil. According to the Renewable Fuels Association, or RFA, the 13.3 billion gallons of ethanol produced in the U.S. in 2012 displaced an amount of gasoline refined from 462 million barrels of imported crude oil.

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

Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, as of January 2013 the ethanol industry in the United States was comprised of 211 production facilities with an aggregate industry capacity of approximately 14.8 billion gallons per year (“Bgpy”). According to the RFA, in 2012 domestic ethanol production was approximately 13.3 billion gallons. The top ten producers accounted for approximately 50% of the industry’s total estimated production capacity as of February 2013. Smaller producers and farmer-owned cooperatives, all of which have production capacities less than ours, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. As a result of the existing capacity and potential increases in production due to increasing yields and other improvements, the ethanol industry faces the continuing risk of excess capacity. See “Risk Factors — Risks relating to our business and industry — Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business”.

Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities, including the Company’s, constitute the substantial majority the industry’s capacity. Older dry-mill ethanol facilities typically produce between five and 50 Mmgy, with newer dry-mill facilities producing over 100 Mmgy and expected to provide economies of scale in both construction and operating costs per gallon.

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

The fermentation process converts the cooked mash into carbon dioxide and fermented mash, called “beer”, which contains ethanol as well as all the unfermented solids from the original corn feedstock. The mash is kept in a fermentation tank for approximately two days. Circulation through heat exchangers keeps the mash at the proper temperature.

Step three: distillation and molecular sieve

After batch fermentation is complete, beer is pumped to an intermediate tank called the beer well and then to the columnar distillation tank to vaporize and separate the alcohol from the mash. The distillation results in a 95%, or 190-proof, alcohol. This alcohol is then transported through a system of tanks and molecular sieves where it is dehydrated to produce 200-proof anhydrous ethanol. The 200-proof ethanol is then denatured (rendered unfit for human consumption) by mixing up to approximately 2.4% unleaded gasoline to prepare it for sale in the U.S. Ethanol produced for export is not denatured.

Step four: liquid-solid separation system

The residual corn mash from the distillation stripper, called “stillage”, is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is then pumped from the centrifuges back to mashing or to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuges, known as “wet cake”, are conveyed to the wet cake storage pad or further processed as described below. Syrup is processed to extract corn oil, and the resulting defatted syrup may be sold as a standalone animal feed product (condensed distillers solubles) or added to the wet cake. In the latter case, the result is wet distillers grain with solubles. The wet distillers grain (with or without soluble) can then be placed into a dryer, where moisture is removed. The end result of the process is dried distillers grain or dried distillers grain with solubles.

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

Condensed distillers solubles. Condensed distillers solubles (defatted syrup) may be sold as a separate product or combined with dry or wet distillers grains, as described above.

Corn oil.    Corn oil is extracted on the “back end” of the dry-mill ethanol production process from the syrup stream.  The oil is extracted using a separator, or centrifuge, and then further clarified in settling tanks. It is then sold either as a feedstock to produce biodiesel or as an animal feed ingredient. We began producing corn oil in January 2012.

Competition

Domestic Competition

The markets where our ethanol is sold are highly competitive. According to the RFA, industry capacity in the United States was approximately 14.8 billion gallons per year as of January 2013. The ethanol industry in the United States consisted of approximately 211 production facilities as of January 2013 with relatively few new facilities under construction or expansion, and is primarily corn-based.

In the past, the U.S. ethanol industry witnessed significant acquisition activity by gasoline and oil refiners, which has resulted in a number of relatively large companies competing in the production of ethanol. As a result, we compete with both a small number of large, integrated companies that produce ethanol, as well as with a larger number of smaller, dedicated ethanol producers.

The three largest ethanol producers (Archer Daniels Midland, Poet, and Valero Energy) together controlled approximately 30% of the ethanol production capacity in the United States as of the end of 2012.

Company	Producing Capacity Mmgy
Archer Daniels Midland	1,720
Poet	1,629
Valero Energy	1,130
Total	4,479
Market share of U.S. production capacity	30%

Source: Renewable Fuels Association

We compete with a number of significant competitors in the ethanol industry, including blenders, producers and/or other retailers of gasoline such as Valero Energy, Murphy Oil, Koch Industries and Sunoco Oil. We also compete with other large ethanol producers such as Archer Daniels Midland, Poet, Green Plains Renewable Energy, Abengoa Bioenergy Corporation, The Andersons, and Pacific Ethanol. A number of our competitors have substantially greater financial and other resources than we do. See “Risk Factors — Risks relating to our business and industry — We may not be able to compete effectively.” The remainder of the industry is highly fragmented, consisting of many small, independent firms and farmer-owned cooperatives. Through our ethanol marketing agreements with Cargill, we are able to compete on a national basis.

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

With respect to distillers grain and corn oil, we compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed and biodiesel feedstocks. We believe the principal competitive factors are price, proximity to purchasers, reliability of supply and, especially, product quality and consistency. We try to differentiate ourselves from our competition through consistent, high product quality, strategic plant locations and access to our marketers’ expertise in feed and feedstock merchandising.

Foreign Competition

We also face competition from foreign producers of ethanol and such competition may increase in the future. Large, international companies, such as Royal Dutch Shell and Cargill, along with foreign based companies, such as the Brazilian firm Cosan, have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer, making its product primarily from sugarcane. Until December 31, 2011, ethanol produced in foreign countries was subject to an import tariff of $0.54 per gallon, largely making their products uncompetitive with U.S. based producers. Sugar-based ethanol also qualifies as an “advanced” biofuel under the RFS, and blenders who incorporate it into their fuel are able to garner advanced Renewable Identification Numbers (RIN’s), which trade at a premium to RIN’s generated by conventional, corn-based ethanol. As a result of the expiration of the import tariff and the value of advanced RIN’s, we and the ethanol industry generally expect to face increased competition from foreign producers. The RFS requires expanding volume of advanced biofuels, and imported ethanol is anticipated to address much of this mandate, at least in the near term.

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

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expired on July 31, 2011. As part of a Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to either meet the water quality standards, cease discharging altogether, or implement alternative discharge solutions such as a pipeline to a larger, more remote receiving stream. We are currently designing a zero liquid discharge system that will allow the plant to cease its off-site surface water discharge and to recycle all water used at the plant. The state of Minnesota has agreed with this approach and has allowed the plant until December 31, 2013 to cease its discharge. This undertaking will require significant expenditures, which we expect will represent a significant portion of our capital improvement budget in 2013.

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

Since the time when the air permits were originally issued for both plants, there have been changes in air regulations that have resulted in new or more stringent air quality standards which, if either plant were to modify existing emission sources or create new ones, would require the entire plant to comply with the new standards. Specifically applicable to our plants are standards for one-hour oxides of nitrogen and for a particulate matter less than 2.5 micron (PM 2.5 ). Recent changes in air regulations in Minnesota now require the use of higher particulate emission factors without location-specific documentation of actual particulate emissions.

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

Employees

As of March 1, 2013, we had 87 full-time employees and two part-time employees. None of these employees are subject to a collective bargaining agreement.

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

The certificate of incorporation of BioFuel Energy Corp.:

·	authorizes two classes of common stock, common stock and Class B common stock, and also authorizes preferred stock. The Class B common stock, shares of which are held only by the holders of membership interests in the LLC (other than BioFuel Energy Corp.), provides its holders with no economic rights but entitles each holder to one vote with respect to all matters voted upon by holders of our common stock for each share of Class B common stock held; and

·	entitles the holders of membership interests in the LLC (other than BioFuel Energy Corp.) to exchange their Class B common stock along with their LLC membership units for shares of common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications. If a holder of Class B common stock exchanges any LLC membership units for shares of common stock, the shares of Class B common stock held by such holder and attributable to the exchanged LLC membership units will automatically be transferred to BioFuel Energy Corp. and be retired.

On June 15, 2012, the Company conducted a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. The Company also split the number of authorized shares of common stock at a ratio of one-for-fourteen, thereby reducing the aggregate number of authorized common stock shares to 10,000,000, and also split the number of authorized shares of Class B common stock at a ratio of one-for-twenty, thereby reducing the aggregate number of authorized Class B common stock shares to 3,750,000.

At December 31, 2012, we owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. There were 5,483,773 shares of our common stock and 795,479 shares of our Class B common stock issued and outstanding as of December 31, 2012. The Class B common shares were held by the holders of membership interests in the LLC (other than BioFuel Energy Corp.), who also held 795,479 membership units in the LLC.

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

The holders of membership units in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership units. Because BioFuel Energy Corp. owned approximately 87.3% of the total membership units in the LLC at December 31, 2012, BioFuel Energy Corp. was allocated approximately 87.3% of the net losses of the LLC. The remaining net losses were allocated to the other holders of membership interests in the LLC. These percentages are subject to change, including upon an exchange of membership units for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership units of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

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

Risks relating to our financial condition and the default of our operating subsidiaries under their Senior Debt Facility

Narrow commodity margins have resulted in decreased liquidity and have caused our operating subsidiaries to default on their senior secured debt, which could result in limited or no residual value to our shareholders.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. The Company’s ethanol plants are owned and operated by the operating subsidiaries the LLC (the “Operating Subsidiaries”). Those Operating Subsidiaries are party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acts as Administrative Agent, and substantially all of the assets of the Operating Subsidiaries are pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC is a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, are pledged as collateral under the Senior Debt Facility. As of December 31, 2012, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility

 Our financial results and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, expressed on a per gallon equivalent basis, which is known in the industry as the “crush spread.” The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $46.3 million during the year ended December 31, 2012, due to narrow commodity margins. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.3 million of cash and cash equivalents as of December 31, 2012, of which $8.6 million was held at the LLC and $0.7 million was held at the Operating Subsidiaries and subject to the lenders’ liens under the Senior Debt Facility.

Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. On November 5, 2012, the Operating Subsidiaries and the lenders under the Senior Debt Facility entered into a Forbearance Agreement whereby the lenders agreed to forbear from exercising their remedies until November 15, 2012. Although the Forbearance Agreement expired on November 15, 2012 and has not been extended, the Company continues to engage in active and continuing discussions with the lenders and their advisors.

In conjunction with our ongoing discussions with the lenders under the Senior Debt Facility, in March 2013 the Company engaged a financial adviser to assist it with an assessment of its strategic alternatives. These alternatives could include, but are not limited to, a sale of all or substantially all of the assets of the Operating Subsidiaries, which comprise substantially all of the assets of the Company other than cash on hand. The lenders under the Senior Debt Facility have indicated that they are willing to provide the Company with a grace period until July 30, 2013 to allow us to pursue one or more strategic alternatives. This grace period would be subject to the achievement of certain milestones, and could be extended at the sole discretion of the Administrative Agent under the Senior Debt Facility. The Company expects to enter into a formal agreement to reflect the foregoing as soon as reasonably practicable. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

The Company, on behalf of the Operating Subsidiaries, has also been engaged in separate discussions with the lenders under the Senior Debt Facility regarding a consensual resolution of the default. It is likely that any such agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, our Board of Directors has approved in principle our proceeding with such a transaction in the event the Company is unable to achieve an alternative transaction. We cannot assure you, however, that we will reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution by the Company of its cash on hand to the Operating Subsidiaries, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined.

Although the Company intends to diligently explore and pursue any number of strategic alternatives, we cannot assure you that it will be able to do so on terms acceptable to the Company or to the lenders under the Senior Debt Facility, if at all. In addition, in either the case of a transfer of the assets of the Operating Subsidiaries to the lenders under the Senior Debt Facility or a sale of one or both of our plants, as discussed above, we cannot assure you as to what value, if any, may be derived for shareholders of the Company from such transfer or sale. The lenders under the Senior Debt Facility could also elect to exercise their remedies under the Senior Debt Facility and take possession of their collateral, which could require us to seek relief through a filing under the U.S. Bankruptcy Code.

The consolidated financial statements that are included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern; however, the default of our Operating Subsidiaries under the Senior Debt Facility, the cessation of operations at the Fairmont ethanol facility, our limited liquidity and the continued volatile crush spread all raise substantial doubt about the Company’s ability to do so. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Our ability to generate cash flow and to service the debt of our operating subsidiaries is chiefly determined by changes in commodity prices that are outside of our control.

Our financial results and cash flows are subject to wide and unpredictable fluctuations in the price of corn relative to the price of ethanol, or crush spread. The prices of these commodities are volatile and beyond our control. For example, from January 1, 2011 through December 31, 2012, spot corn prices on the Chicago Board of Trade (CBOT) ranged from $5.56 to $8.31 per bushel, while CBOT ethanol prices ranged from $1.97 to $3.07 per gallon during the same period. However, the volatility in corn prices and the volatility in ethanol prices are not necessarily correlated, and as a result, the crush spread, as measured by CBOT prices, and an assumed yield of 2.8 gallons of ethanol per bushel of corn fluctuated widely throughout 2011, ranging from ($0.11) per gallon to $0.60 per gallon, and during 2012, ranging from ($0.42) per gallon to $0.03 per gallon. The actual commodity margins we realize may not be the same as the crush spreads reflected by CBOT market prices as a result of various factors, including differences in geographic basis paid for corn, varying ethanol sales prices in different markets and the timing differential between when we purchase corn and when we sell our products.

As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As reported in the audited consolidated financial statements included elsewhere with this Annual Report, we reported a net loss of $46.3 million and $10.4 million for the years ended December 31, 2012 and December 31, 2011, respectively. During each of these years crush spreads fluctuated significantly. Narrow commodity margins also present a significant risk to our cash flows and liquidity. We have had, and continue to have limited liquidity, with $9.3 million of cash and cash equivalents as of December 31, 2012, of which $8.6 million was held at the LLC and $0.7 million was held at the Operating Subsidiaries and subject to the lenders’ liens under the Senior Debt Facility. As described above, our Operating Subsidiaries defaulted on their scheduled payments of principal and interest in September 2012, and remain in default.

Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility until the crush spread improved. Due to continued narrow crush spreads, in February 2013 we reduced staffing at the Fairmont facility and expect the Fairmont facility to remain idle until the 2013 harvest season. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve. We expect fluctuations in the crush spread to continue. Any future reduction in the crush spread may cause our operating margins to deteriorate further, resulting in an impairment charge in addition to causing the consequences described above.

Since we commenced operations, we have from time to time entered into derivative financial instruments such as futures contracts, swaps and option contracts with the objective of limiting our exposure to changes in commodities prices. However, we are currently unable to engage in such hedging activities due to our lack of financial resources, and we may not have the financial resources to conduct any of these hedging activities in the future. In addition, if geographic basis differentials are not hedged, they could cause our hedging programs to be ineffective or less effective than anticipated.

Virtually all of our assets are pledged to secure the senior secured debt of our operating subsidiaries.

As of December 31, 2012, our Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under our Senior Debt Facility. Our ability to make payments on the Senior Debt Facility depends on our ability to generate cash from our operations. Our ability to generate cash from operations is subject, in large part, to our crush spread as well as general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. We have been unable to consistently generate positive cash flow, mostly due to the narrow crush spreads we have experienced.

This substantial amount of debt has had the following impacts on our operations and financial condition:

·	requiring us to dedicate substantially all of our cash flow from operations (after the payment of operating expenses) to payments with respect to our indebtedness, thereby reducing the availability of our cash flow for working capital, capital expenditures and other general corporate expenditures;

·	restricting our ability to take advantage of strategic opportunities;

·	limiting our flexibility in planning for, or reacting to, competition or changes in our business or industry;

·	limiting our ability to borrow additional funds;

·	increasing our vulnerability to adverse general economic or industry conditions;

·	restricting our ability to expand or upgrade our current facilities, or explore a variety of business opportunities; and

·	placing us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

We have had, and continue to have, limited liquidity, with $9.3 million of cash and cash equivalents as of December 31, 2012, of which $8.6 million was held at the LLC and $0.7 million was held at the Operating Subsidiaries and subject to the lenders’ liens under the Senior Debt Facility.  As described above, our Operating Subsidiaries defaulted on their scheduled payments of principal and interest in September 2012, and remain in default, which could force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code. Because the debt under our Senior Debt Facility subjects substantially all of our assets to liens, there may be no assets left for stockholders in the event of a liquidation. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

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

There may be no viable strategic alternative available to us that would preclude the lenders under the Senior Debt Facility from foreclosing on our assets.

In conjunction with our ongoing discussions with the lenders under the Senior Debt Facility, in March 2013 the Company hired a financial adviser to assist it with an assessment of its strategic alternatives. These alternatives could include, but are not limited to, a sale of all or substantially all of the assets of the Operating Subsidiaries, which comprise substantially all of the assets of the Company other than cash on hand. Any such sale would most likely require the consent of the lenders under the Senior Debt Facility. In addition, as discussed above, the proceeds of any such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. As a result, there may be little to no value derived for shareholders of the Company resulting from such sale. Although the Company intends to diligently explore and pursue any number of strategic alternatives, there can be no assurances that it will be able to do so on terms acceptable to the Company or to the lenders under the Senior Debt Facility, if at all.

Risks relating to our business and industry

The demand for ethanol is highly dependent on the continued implementation of the Renewable Fuel Standard, or RFS, which is uncertain.

The Energy Independence and Security Act of 2007 and the Energy Policy Act of 2005, established minimum nationwide levels of renewable fuels — ethanol, biodiesel or any other liquid fuel produced from biomass or biogas — to be blended with gasoline. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS and the energy bill have been in effect since September 2007, but the ultimate effects of these rules on the ethanol industry remain uncertain. For example, in 2011 and 2012, the U.S. EPA, under the statutory authority provided by the 2005 Act, granted waivers to the refining industry setting the cellulosic component of the advanced biofuel RFS due to the lack of availability of cellulosic biofuels on a commercial scale. In addition, the traditional (corn-based) ethanol provisions in the 2007 Act and 2005 Act may be adversely affected by the enactment of future legislation. Ethanol critics frequently cite the purported effect on international food prices from redirecting corn supplies from international food markets to domestic fuel markets. Certain industry associations and other interest groups, including the American Petroleum Institute, seek the repeal of the RFS. Legislation to modify or eliminate RFS has been introduced in the United States Congress from time to time. The RFS mandate for increasing renewable fuel consumption through time may come to be viewed as impractical and/or may become associated with increasing compliance costs that result in increased political pressure for the repeal of RFS. Should public support for ethanol erode, it is possible that these federal mandates will lose political support thereby severely curtailing the demand for ethanol, if the RFS were reduced or eliminated. Refineries, for example, may elect to use replacement additives other than ethanol, such as iso-octane, iso-octene and alkylate. Such reduction in demand would likely result in reduced ethanol prices, which could have a material adverse effect on our operating results and our financial condition.

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

The growth of the ethanol industry has led to significantly greater demand for corn. Cargill, which supplies corn for our plants, may have difficulty from time to time in sourcing corn on economical terms, due to supply shortages or elevated market prices. Any supply shortage could require us to suspend operations until corn becomes available on economical terms. Suspension of operations would materially harm our business, results of operations and financial condition. Additionally, the price we pay for corn could increase if another ethanol production facility were built in the same general vicinity, if we expand one of our production facilities or based on market conditions. One of our competitors has constructed a large scale ethanol production plant approximately six miles from our Fairmont site, near Welcome, Minnesota. Two plants in such close proximity could lead to increases in the price of corn or shortages of availability of corn in the area. In addition, the price of corn increased significantly over the course of 2012, as drought conditions in the American Midwest reduced crop yields. We believe that this increase in corn prices is attributable in part to the increased demand from new ethanol production capacity. Additionally, corn supplies for our plants are subject to local supply-and-demand factors including the impacts of relatively small-scale weather events and competing uses. We cannot assure you that the price of corn will not rise significantly in the future, which could adversely affect our results of operations.

Excess production capacity in our industry may result in over-supply of ethanol which could adversely affect our business.

According to the Renewable Fuels Association (the “RFA”), a trade group, domestic ethanol production capacity has increased from approximately 1.8 billion gallons per year (Bgpy) in 2001, to an estimated 14.8 Bgpy at the end of 2012, while, according to the RFA, total U.S. domestic ethanol production was approximately 13.3 billion gallons. As a result, the ethanol industry faces the risk of excess capacity. In a manufacturing industry with excess capacity, producers have an incentive to continue manufacturing products as long as the price of the product exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or other fixed costs).

Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of a decline in general economic conditions, as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of electric or plug-in hybrid vehicles or hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. According to preliminary data published by the EIA, motor fuel consumption in the United States, which includes ethanol blended with gasoline, was approximately 133.7 billion gallons in 2012, little changed from the prior year. Management believes that this moderation in overall motor fuel consumption has also contributed to declining margins for ethanol producers.

If there is excess capacity in our industry, and it continues to outstrip demand for a significant period of time, the market price of ethanol could remain at a level that is inadequate to generate sufficient cash flow to cover costs, which could result in an impairment charge, could have an adverse effect on our results of operations, cash flows and financial condition, and which could render us unable to resume debt service payments or cause us to cease operating altogether.

Competition for qualified personnel in the ethanol industry is intense, and we may not be able to retain qualified personnel to operate our ethanol plants.

Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire and retain qualified managers, engineers and operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry can be intense. Although we have hired the personnel necessary to operate our plants, we may not be able to maintain or retain qualified personnel. If we are unable to hire and maintain or retain productive and competent personnel, our strategy may be adversely affected and we may not be able to efficiently operate our ethanol plants as planned. Hiring qualified personnel may prove more difficult or expensive following the February 2013 staffing reduction at our Fairmont plant.

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

Cargill may terminate its arrangements with us in the event that certain parties acquire 30% or more of our common stock or the power to elect a majority of the Board.   Cargill has the right to terminate its arrangements with us for any or all of our facilities if any of five identified parties or their affiliates acquires 30% or more of our common stock or the power to elect a majority of our board of directors. Cargill has designated five parties, each of which is currently engaged primarily in the agricultural commodities business, and it has the right to annually update this list of identified parties, so long as the list does not exceed five entities and the affiliates of such entities. The five parties currently identified by Cargill are Archer Daniels Midland Company, CHS Inc., Tate & Lyle PLC, The Scoular Company, and Bunge Limited. Cargill’s termination right may have the effect of deferring, delaying or discouraging transactions with these parties and their affiliates that might otherwise be beneficial to us. If Cargill were to terminate any of our goods and services agreements, it would have a significant negative impact on our business and we would be unable to continue our operations at each affected facility until alternative arrangements were made. If we were required to make alternative arrangements, we may not be able to make such arrangements or, if we are able to make such arrangements, they may not be on terms as favorable as our agreements with Cargill. We currently have no agreements or structure in place that would prohibit any of the parties identified by Cargill from acquiring 30% or more of our common stock and we do not expect to have any such agreements or structures in the future. However, we have no expectation that any of these parties would have an interest in acquiring shares of our common stock. We monitor Schedule 13D filings so that we will be informed of any parties accumulating ownership of our stock. If any identified party accumulates a significant amount of stock, our board of directors will address the matter at that time consistent with its fiduciary duties under applicable law.

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

Our interests may conflict with the interests of Cargill.   Cargill owns and operates two of its own ethanol plants, which are capable of producing approximately 230 Mmgy. In addition, we understand that Cargill may market ethanol for other third parties under the marketing pool arrangements described above. We cannot assure you that Cargill will not favor its own interests or those of other parties over our interests. Under our marketing agreements with Cargill, other than our right to terminate to the extent such conflict results in material quantifiable pecuniary loss, we have waived any claim of conflict of interest against Cargill for failure to use commercially reasonable efforts to maximize our returns to the extent such claims relate to an alleged conflict of interest or alleged preference to third parties for which Cargill provides marketing services. If we elected to terminate the marketing agreements in these circumstances, we would need to enter into replacement marketing arrangements with another party, which may not be possible at all or on terms as favorable as our current agreements with Cargill. To the extent a conflict of interest does not result in material quantifiable pecuniary loss, we would be without recourse against Cargill.

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

Corn is the principal raw material we use to produce ethanol and distillers grain. In 2012, corn costs represented approximately 81% of our cost of goods sold, and approximately 79% of our total operating expenses. Changes in the price of corn therefore significantly affect our business. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customer. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. Over the period from January 1, 2011 through December 31, 2012, spot corn prices, based on the Chicago Board of Trade, or CBOT, have ranged from a low of $5.56 per bushel in June 2012 to a high of $8.31 per bushel in August 2012, with prices averaging $6.86 per bushel during this two year period. As of December 31, 2012, the CBOT spot price of corn was $7.00 per bushel. The price of corn is influenced by a number of factors, including weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In addition, any event that tends to increase the demand for corn could cause the price of corn to increase. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels.

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

We rely upon third parties for our supply of natural gas, which we use in the ethanol production process. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the period from January 1, 2011 through December 31, 2012, based on the New York Mercantile Exchange, or NYMEX, have ranged from a low of $1.91 per million British Thermal Units (Mmbtu) in April 2012 to a high of $4.85 per Mmbtu in June 2011, averaging $3.41 per Mmbtu during this two year period. As of December 31, 2012, the NYMEX spot price of natural gas was $3.40 per Mmbtu. These market conditions are often affected by factors beyond our control, such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Local variation in the cost or supply of natural gas at either plant may also negatively impact our operations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations.

We may not be able to compete effectively.

We compete with a number of significant competitors in the ethanol industry, including blenders, producers and/or other retailers of gasoline such as Valero Energy, Murphy Oil, Koch Industries, and Sunoco Oil. We also compete with other large ethanol producers such as Archer Daniels Midland, Poet, Green Plains Renewable Energy, Abengoa Bioenergy Corporation, The Andersons, and Pacific Ethanol. A number of our competitors have substantially greater financial and other resources than we do.  According to the RFA, the three largest producers (Archer Daniels Midland, Poet and Valero Energy) together controlled approximately 30% of the U.S. ethanol production capacity, and the top ten producers controlled approximately 50% of production capacity, as of the end of 2012. The impact of these large oil refiners, blenders and retailers vertically integrating into ethanol production, and the possibility that one or more of our other competitors have more favorable capital structures than ours, could have the potential effect of placing us at a competitive disadvantage.

In addition to the larger sized competitors described above, there are many smaller competitors that have been able to compete successfully in the ethanol industry made up mostly of farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors. As many of these smaller competitors are farmer-owned, they receive government subsidies that we do not and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. We expect intense competition in the ethanol industry to continue.

We also face increasing competition from international suppliers. International suppliers produce ethanol primarily from sugar cane and at times may have cost structures that are substantially lower than ours depending on the market price of sugar or other feedstocks relative to corn. With the expiration on December 31, 2011 of the $0.54 per gallon tariff on foreign-produced ethanol, ethanol imports have at times been increasingly competitive with domestic ethanol, including our products. Sugar-based ethanol also qualifies as an “advanced” biofuel under the RFS, and blenders who incorporate it into their fuel are able to garner advanced Renewable Identification Numbers (RIN’s), which sometimes trade at a significant premium to RIN’s generated by conventional, corn-based ethanol. In addition, according to the Economic Research Service of the USDA, in recent years various other countries have begun increasing their use of ethanol as part of their motor fuel supply. While these new markets may offer increased export opportunities for U.S. producers such as us, Brazilian producers may, depending upon a variety of factors including their own domestic ethanol demand, public policy and regulations, world sugar and oil prices and currency exchange rates, export ethanol to meet some or all of this demand.

Any increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which may adversely affect our results of operations and financial position.

We may not be able to continue to sell ethanol for export profitably.

From time to time we have been able to export a significant portion of our ethanol production to foreign markets. These markets offered net pricing that in most cases represented a premium to the U.S. domestic market. Among the factors that make U.S. produced ethanol competitive in foreign markets, and which could affect our ability to sell ethanol overseas at a premium in the future, are the price of corn relative to other feed stocks, particularly sugarcane, the production economics of ethanol in various other countries, the price of competing outputs, particularly sugar, the relative strength of the U.S. dollar against a variety of foreign currencies and the public policies, including taxes and import duties, of various foreign governments and regulators. In February 2013, the European Union initiated a five-year anti-dumping tariff on U.S. ethanol. The tariff of 62.3 euros per metric ton or approximately $0.24 per gallon (based on an exchange rate of $0.76892 per euro) may render U.S. exports uncompetitive in the European Union. We cannot assure you that we will be able to export our ethanol product in the future or that, if we are able to do so, we will enjoy similar favorable pricing as we have in the past.

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

It currently is impracticable to transport by pipeline fuel blends that contain ethanol. Substantial development of infrastructure will be required by persons and entities outside our control for our business, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

·	additional rail car capacity;

·	additional storage facilities for ethanol;

·	increases in truck fleets capable of transporting ethanol within localized markets;

·	investment in refining and blending infrastructure to handle ethanol;

·	growth in service stations equipped to handle ethanol fuels;

·	growth in the fleet of vehicles capable of using E15 fules and the associated dedicated infrastructure, where needed; and

growth in the fleet of flexible fuel vehicles capable of using E85 fuels and the associated dedicated infrastructure, where needed.

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

Our operating results may be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. Generally speaking, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move inversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices have historically been substantially correlated with the price of unleaded gasoline. The demand for unleaded gasoline tends to rise during the late spring and summer, generally resulting in higher prices during those periods. Due to the rapid growth in the supply of ethanol and the expiration of the blenders’ credit, ethanol has recently traded at a discount to gasoline and we believe it is likely to continue to do so. Historically, we have seen a seasonal narrowing in the “crush spread” during the first half of the year, as corn prices firm following completion of the harvest and gasoline and ethanol demand slows during the winter months. Although we have generally experienced a widening crush spread in the latter part of the year, as the summer driving season increases demand for motor fuel and the approaching harvest eases corn prices, this pattern did not occure in 2012 and we cannot assure you that this pattern will recur in this or any other year.

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

The corn oil we produce in our plants is chiefly used as a feedstock to produce biodiesel, and thus competes with other feedstocks such as soybean oil and yellow grease. The market price for corn oil may decrease when the price of other biodiesel feedstocks decreases. Biodiesel is itself a commodity product and competes with traditional diesel fuels. Beginning in July 2011, the RFS has required that a certain volume of biomass-based diesel fuel, which includes biodiesel, be included in the U.S. motor fuel supply. Blenders who incorporate biodiesel can generate Renewable Identification Numbers (RINS) for advanced biofuels, which trade at a premium to conventional ethanol RINS and therefore provide further support for the price of biodiesel. However, the continuation of this aspect of the RFS has been the subject of extensive litigation, and is also subject to the same uncertainties as described above with respect to traditional biofuels. Biodiesel has also enjoyed the advantage of favorable tax treatment, as those marketers who blended biodiesel with petroleum-based diesel have been eligible for an excise tax credit of $1.00 per gallon of biodiesel incorporated into their products. The biodiesel blenders’ tax credit has been allowed to lapse from time to time, most recently having been reinstated on January 2, 2013, retroactive to January 1, 2012 and with a scheduled expiration of December 31, 2013. If Congress were to fail to extend the credit, or extend it at a reduced rate, the demand for, and/or price of, biodiesel may decrease. This may result in reduced demand for corn oil as a feedstock or a reduction in the market price for corn oil from its current levels, or both. Additionally, if the number of biodiesel producers capable of processing corn oil does not increase, corn oil supplies could become excessive, particularly if more ethanol plants install corn oil extraction systems, and lower prices could result. If we experience a reduction in our revenues from this co-product, our business and financial results may be harmed.

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

During the start-up and initial operation of our two plants, we occasionally failed to meet all of the parameters of our air and water discharge permits. We have addressed these issues primarily through adjustments to our equipment and operations, including significant upgrades to our water treatment system in Fairmont, Minnesota, and subsequent re-tests indicate that we are operating within our permitted limits. We have received Notices of Violations with respect to both sites from environmental regulators relating to these issues. In Nebraska, we have not been subject to any enforcement action. In Minnesota, we have resolved all of our outstanding enforcement issues through a Stipulated Agreement with the state, which resulted in us paying fines of $46,000 in 2011 and $285,000 in 2010. We do not anticipate a material adverse impact on our business or financial condition as a result of these prior violations.

Our water permits are issued under the federal National Pollutant Discharge Elimination System (NPDES), as administered by the states. Our Minnesota NPDES permit contains certain discharge variances from the water quality standards adopted by the U.S. EPA, which variances expired on July 31, 2011. As part of the Stipulated Agreement with the state of Minnesota, we are required either to implement additional alternative technologies to allow us to meet the water quality standards, cease all off-site surface water discharges or implement alternative discharge solutions, such as a pipeline to a larger, more remote receiving stream. We are currently designing a zero liquid discharge system which will allow the plant to cease its off-site surface water discharge and to recycle all water used at the plant. The state of Minnesota has agreed with this approach and has allowed the plant until December 31, 2013 to cease its discharge. This undertaking will require significant expenditures which we expect will represent a significant portion of our capital improvement budget in 2013.

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

Although our common stock is listed on the Nasdaq Capital Market, the trading market is relatively illiquid. As of December 31, 2012, there were approximately 5.4 million shares of our common stock, excluding treasury shares, and 0.8 million shares of our Class B common stock issued and outstanding, of which approximately 52.8% were held by certain of our “affiliates”. As a result, there are relatively few shares in publicly traded hands, there are few institutional stockholders other than those controlled by certain of our affiliates and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

Our common stock could be delisted from the Nasdaq Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “BIOF.” The listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price for its stock drops below $1.00 for a period of 30 consecutive business days. We have from time to time failed to satisfy this threshold and as a result have had to transition to the Nasdaq Capital Market from the Nasdaq Global Market. Most recently, on May 21, 2012, we received a letter advising that the Nasdaq Listings Qualifications Panel had determined to grant the Company, until June 30, 2012, to regain compliance with the $1.00 bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Listing Rule 5550(a)(2). In order to come into compliance, we conducted a 1-for-20 reverse split in the number of issued and outstanding shares of our common stock, and reduced the number authorized shares of Common Stock under our charter to 10,000,000, and the number of authorized shares of Class B Common Stock to 3,750,000.

If our common stock were to trade below $1.00 for a period of 30 consecutive business days, we would expect to receive a Nasdaq Staff Determination Letter to this effect, which could cause our common stock to be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the over-the-counter bulletin board network could adversely affect the liquidity of our common stock. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The price of our common stock may continue to be volatile.

The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. Some of these factors are:

·	our results of operations and the performance of our competitors;

·	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;

·	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

·	changes in general economic conditions;

·	changes in market prices for our products (ethanol, distillers grains, and corn oil) or for our raw materials (primarily corn and natural gas);

·	actions of certain of our affiliates, including sales of common stock by our Directors and executive officers;

·	actions by institutional investors trading in our stock;

·	disruption of our operations;

·	any major change in our management team;

·	other developments affecting us, our industry or our competitors; and

·	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

As of December 31, 2012 we had outstanding approximately 5.4 million shares of common stock, excluding treasury shares, and 0.8 million shares of Class B common stock. Some of the shares of common stock were, when issued (including some of the shares issued in the Rights Offering), “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. These shares, including those owned by our “affiliates,” have either become eligible for sale in the public market under Rule 144 or will become eligible for sale upon satisfaction of the holding period requirements of Rule 144, subject, in the case of shares held by affiliates, to volume limitations and other restrictions contained in Rule 144. In addition, shares of Class B common stock may be converted at any time into shares of common stock and, once converted, become eligible for resale under Rule 144 subject to the holding period requirements and, in the case of shares held by affiliates, the volume restrictions of Rule 144. In addition, certain of these affiliates have the right to require us to register the resale of their shares. If holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of December 31, 2012, certain affiliates of Greenlight Capital, Inc., with respect to the Class B common stock and common stock held by them, and certain affiliates of Third Point LLC, with respect to the common stock held by them, respectively, controlled approximately 35.4% and 17.4% of the voting power of BioFuel Energy Corp. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

As of December 31, 2012 we reported federal net operating loss (“NOL”) carryforwards of approximately $238.7 million, which will begin to expire if not used by December 31, 2028. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized for any reason. Our financial statements currently provide a valuation allowance against our NOL carryforwards.

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

The membership units in the LLC held by members other than BioFuel Energy Corp. may be exchanged for shares of our common stock. The exchanges may result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge. At the current trading price, which was $5.52 as of March 19, 2013, we do not anticipate any material change in the tax basis of the LLC’s assets.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We completed an initial public offering, or “IPO”, of shares of our common stock in June 2007. Our common stock trades on the Nasdaq Capital Market under the symbol “BIOF.” On June 15, 2012, the Company effected a reverse stock split with respect to all outstanding shares of common stock and Class B common stock at a ratio of one-for-twenty. The Company also split the number of authorized shares of common stock at a ratio of one-for-fourteen, thereby reducing the aggregate number of authorized common stock shares to 10,000,000, and also split the number of authorized shares of Class B common stock at a ratio of one-for-twenty, thereby reducing the aggregate number of authorized Class B common stock shares to 3,750,000. The following table sets forth the high and low closing prices for the common stock, as adjusted for the reverse stock split, as reported on the Nasdaq Capital Market for the quarterly periods indicated. These prices do not include retail markups, markdowns or commissions.

Year ended December 31, 2011	High	Low
First Quarter	$34.00	$16.00
Second Quarter	$16.40	$8.20
Third Quarter	$8.80	$3.60
Fourth Quarter	$19.60	$3.20

Year ended December 31, 2012	High	Low
First Quarter	$17.00	$12.00
Second Quarter	$12.60	$3.56
Third Quarter	$10.21	$2.24
Fourth Quarter	$7.31	$3.68

On March 20, 2013, the closing price of our common stock was $5.52. On March 19, 2013, there were approximately 25 stockholders of record of our common stock and 4 stockholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 20, 2013, there were 5,443,292 common shares outstanding, net of 40,481 shares held in treasury, and 795,479 Class B common shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of BioFuel Energy Corp. as of December 31, 2012 and 2011 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

You should read the selected historical financial data in conjunction with the information included under the heading “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Years Ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$463,280	$653,073
Cost of goods sold	493,901	642,504
Gross profit (loss)	(30,621)	10,569
General and administrative expenses	9,868	10,804
Operating loss	(40,489)	(235)
Other income	1,442	—
Interest expense	(7,275)	(10,126)
Net loss	(46,322)	(10,361)
Less: Net loss attributable to the noncontrolling interest	6,479	1,644
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,843)	$(8,717)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(7.65)	$(1.84)
Basic and diluted weighted average number of common shares	5,208	4,734

	December 31,
	2012	2011
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$9,323	$15,139
Current assets	36,056	57,487
Property, plant and equipment, net	209,645	235,888
Total assets	250,423	299,586
Current liabilities	185,171	24,452
Long-term debt, net of current portion	2,795	166,937
Total liabilities	195,313	199,644
Noncontrolling interest	(1,120)	5,632
BioFuel Energy Corp. stockholders’ equity	56,230	94,310
Total liabilities and equity	250,423	299,586

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

Overview

BioFuel Energy Corp.(“we” or “the Company”) produces and sells ethanol and its related co-products, primarily distillers grain and corn oil. We have historically operated our two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operations are subject to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility until the crush spread improved. Due to continued narrow crush spreads, in February 2013 we reduced staffing at the Fairmont facility and expect the Fairmont facility to remain idle until the 2013 harvest season. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve.

We are a holding company with no operations of our own, and are the sole managing member of BioFuel Energy, LLC (the “LLC”), which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, BioFuel Energy Corp. operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”). Those Operating Subsidiaries are party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acts as Administrative Agent, and substantially all of the assets of the Operating Subsidiaries are pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC is a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, are pledged as collateral under the Senior Debt Facility.

 We work closely with Cargill, one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. At each of our plant locations, Cargill has a local grain origination presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol we produce and provides transportation logistics for our two plants under long-term contracts. We have also from time to time relied upon extensions of payment terms by Cargill as a source of liquidity and working capital. See – “Liquidity and capital resources”.

Liquidity and Going Concern Considerations

 Our financial results and cash flows are subject to wide and unpredictable fluctuations in the crush spread. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $46.3 million during the year ended December 31, 2012, due to narrow commodity margins. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.3 million of cash and cash equivalents as of December 31, 2012, of which $8.6 million was held at the LLC and $0.7 million was held at the Operating Subsidiaries, which is subject to the lenders’ liens under the Senior Debt Facility.

Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. On November 5, 2012, the Operating Subsidiaries and the lenders under the Senior Debt Facility entered into a Forbearance Agreement whereby the lenders agreed to forbear from exercising their remedies until November 15, 2012. Although the Forbearance Agreement expired on November 15, 2012 and has not been extended, the Company continues to engage in active and continuing discussions with the lenders and their advisors.

In conjunction with our ongoing discussions with the lenders under the Senior Debt Facility, in March 2013 the Company engaged a financial adviser to assist it with an assessment of its strategic alternatives. These alternatives could include, but are not limited to, a sale of all or substantially all of the assets of the Operating Subsidiaries, which comprise substantially all of the assets of the Company other than cash on hand. The lenders under the Senior Debt Facility have indicated that they are willing to provide the Company with a grace period until July 30, 2013 to allow us to pursue one or more strategic alternatives. This grace period would be subject to the achievement of certain milestones, and could be extended at the sole discretion of the Administrative Agent under the Senior Debt Facility. The Company expects to enter into a formal agreement to reflect the foregoing as soon as reasonably practicable. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

The Company, on behalf of the Operating Subsidiaries, has also been engaged in separate discussions with the lenders under the Senior Debt Facility regarding a consensual resolution of the default. It is likely that any such agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, the Company’s Board of Directors has approved in principle our proceeding with such a transaction in the event the Company is unable to achieve an alternative transaction. We cannot assure you, however, that we will be able to reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution by the Company of its cash on hand to the Operating Subsidiaries, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined.

Although the Company intends to diligently explore and pursue any number of strategic alternatives, we cannot assure you that it will be able to do so on terms acceptable to the Company or to the lenders under the Senior Debt Facility, if at all. In addition, in either the case of a transfer of the assets of the Operating Subsidiaries to the lenders under the Senior Debt Facility or a sale of one or both of our plants, as discussed above, we cannot assure you as to what value, if any, may be derived for shareholders of the Company from such transfer or sale.

As of December 31, 2012, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the December 31, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with the lenders under the Senior Debt Facility, and if the lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

The consolidated financial statements that are included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern; however, the default of our Operating Subsidiaries under the Senior Debt Facility, the cessation of operations at the Fairmont ethanol facility, our limited liquidity and the continued narrow crush spread all raise substantial doubt about the Company’s ability to do so. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company has installed corn oil extraction systems at each of the plants which was completed in Wood River in December 2011 and in Fairmont in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales in the first quarter of 2012. The corn oil produced at our plants is non-food grade and is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. We market the corn oil produced in Wood River ourselves, although a portion is often sold to the same third party marketer that purchases our dried distillers grain from that facility. Most of the corn oil produced in Fairmont was being sold to a biodiesel producer under an off-take agreement.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

At December 31, 2012, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Years Ended December 31,
	2012		2011
	(dollars in thousands)
Net sales	$463,280	100.0%	$653,073	100.0%
Cost of goods sold	493,901	106.6	642,504	98.4
Gross profit (loss)	(30,621)	(6.6)	10,569	1.6
General and administrative expenses	9,868	2.1	10,804	1.6
Operating loss	(40,489)	(8.7)	(235)	(0.0)
Other income	1,442	0.3	—	(0.0)
Interest expense	(7,275)	(1.6)	(10,126)	(1.6)
Net loss	(46,322)	(10.0)	(10,361)	(1.6)
Less: Net loss attributable to the noncontrolling interest	6,479	1.4	1,644	0.3
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,843)	(8.6)%	$(8,717)	(1.3)%

The following table sets forth key operational data for the years ended December 31, 2012 and 2011 that we believe are important indicators of our results of operations:

	Years Ended December 31,
	2012	2011
Ethanol sold (gallons, in thousands)	161,728	216,694
Dry distillers grains sold (tons, in thousands)	158.6	335.6
Wet distillers grains sold (tons, in thousands)	807.8	715.6
Corn oil sold (pounds, in thousands)	37,770	—
Corn Ground (bushels, in thousands)	57,601	78,286

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales:   Net Sales were $463.3 million for the year ended December 31, 2012 compared to $653.1 million for the year ended December 31, 2011, a decrease of $189.8 million or 29.1%. This decrease was primarily attributable to a decrease in ethanol revenue of $196.7 million, which was partially offset by an increase in co-product revenue of $6.9 million. The decrease in ethanol revenue was attributable to both a decrease in the per unit price we received for ethanol, reflecting decreases in market prices compared to the year ago period, and a decrease in the quantity of ethanol produced and sold. Lower ethanol production as compared to the prior year resulted primarily from reduced grind rates due to a tightened corn supply, coupled with shutting down our Fairmont plant beginning in late September 2012 due to poor operating margins. The increase in co-product revenue was primarily attributable to the commencement of corn oil extraction at both of our plants in the first quarter of 2012, which resulted in $14.5 million of corn oil revenue for 2012. Distillers grains revenue was $7.6 million lower as compared to the year ago period. Although distillers grains production was lower resulting from the production factors discussed above, the lower production and resulting sales were partially offset by higher per unit prices received for our distillers grains.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the years ended December 31, 2012 and December 31, 2011:

	Years Ended December 31,
	2012		2011
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$397,884	$2.46	$526,307	$2.43
Natural gas	12,957	$0.08	26,843	$0.12
Denaturant	6,607	$0.04	6,833	$0.03
Electricity	11,569	$0.07	13,356	$0.06
Chemicals and enzymes	11,282	$0.07	15,721	$0.07
General operating expenses	27,374	$0.17	27,538	$0.13
Depreciation	26,228	$0.16	25,906	$0.12
Cost of goods sold	$493,901		$642,504

Cost of goods sold was $493.9 million for the year ended December 31, 2012, compared to $642.5 million for the year ended December 31, 2011, a decrease of $148.6 million or 23.1%. The decrease was primarily attributable to a $128.4 million decrease in the cost of corn and a $13.9 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period. The decrease in natural gas expense resulted from both a decrease in the amount of production of dry distillers grain as compared to the year ago period, as we produced more wet distillers grain, in addition to a decrease in the unit price paid for natural gas as compared to the year ago period. General operating expenses and depreciation increased on a per gallon of ethanol basis from 2011 to 2012. These costs are mostly fixed costs and therefore as production volumes decreased from 2011 to 2012, the per gallon of ethanol cost increased.

General and administrative expenses:   General and administrative expenses decreased $0.9 million or 8.3%, to $9.9 million for the year ended December 31, 2012, as compared to $10.8 million for the year ended December 31, 2011. The decrease was primarily attributable to a reduction in compensation expense.

 Other income:   Other income was $1.4 million for the year ended December 31, 2012. Other income relates to the subleasing of excess ethanol tanker cars that commenced in 2012.

Interest expense:   Interest expense was $7.3 million for the year ended December 31, 2012, compared to $10.1 million for the year ended December 31, 2011, a decrease of $2.8 million or 27.7%. The decrease in interest expense was primarily attributable to the Company’s average outstanding debt balance being lower during the year ended December 31, 2012, as compared to the year ago period, resulting primarily from the Company paying off its subordinated debt and bridge loan in the first quarter of 2011, in addition to the Company having expensed $1.5 million of remaining unamortized debt issuance costs related to the subordinated debt and bridge loan when those debt facilities were paid off in the year ago period. See “— Liquidity and capital resources — Rights Offering and LLC Concurrent Private Placement”.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the years ended December 31, 2012 and 2011 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011
Cash provided by (used in):
Operating activities	$1,453	$23,567
Investing activities	(843)	(2,843)
Financing activities	(6,426)	(13,013)
Net increase (decrease) in cash and cash equivalents	$(5,816)	$7,711

Cash provided by operating activities.   Net cash provided by operating activities was $1.5 million for the year ended December 31, 2012, compared to $23.6 million for the year ended December 31, 2011.  For the year ended December 31, 2012, the amount was primarily comprised of a net loss of $46.3 million which was offset by working capital sources of $18.0 million and non-cash charges of $29.8 million, which were primarily depreciation and amortization. Working capital sources primarily related to a decrease in accounts receivable of $4.3 million and a decrease in inventories of $12.8 million. The decrease in both accounts receivable and inventories was primarily a result of shutting down production at our Fairmont facility in late September 2012 which resulted in the collection of accounts receivable and the reduction of inventory balances at that plant. For the year ended December 31, 2011, the amount was primarily comprised of a net loss of $10.4 million which was offset by working capital sources of $2.8 million and non-cash charges of $31.25 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.8 million for the year ended December 31, 2012, compared to $2.8 million for the year ended December 31, 2011. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $6.4 million for the year ended December 31, 2012, compared to $13.0 million for the year ended December 31, 2011. For the year ended December 31, 2012, the amount was comprised of $6.3 million in principal payments under our Senior Debt Facility and $0.1 million in payments of notes payable and capital leases. For the year ended December 31, 2011, the amount was comprised of $46.0 million of proceeds related to our Rights Offering and LLC concurrent private placement, offset by $12.6 million in principal payments under our Senior Debt Facility, a $21.5 million payment to pay off our subordinated debt, a $20.0 million payment to pay off our bridge loan, $3.2 million in payments of notes payable and capital leases, and $1.7 million in payments for debt and equity issuance costs.

The LLC’s principal source of liquidity at December 31, 2012 consisted of cash generated from its management services agreements between the LLC and our Operating Subsidiaries, which totals $0.3 million per month, and its cash and cash equivalents of $8.6 million. The LLC has no obligation to fund any of the Operating Subsidiaries cash flow needs. The Operating Subsidiaries principal source of liquidity at December 31, 2012 consisted of cash generated from operations and cash and cash equivalents of $0.7 million. The Operating Subsidiaries have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of December 31, 2012, the Operating Subsidiaries owed Cargill $9.0 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, the Operating Subsidiaries have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes the Operating Subsidiaries for ethanol exceed their accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated by Cargill at any time on little or no notice, in which case the Operating Subsidiaries would need to use cash on hand or other sources of liquidity, if available, to fund their operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures, debt service requirements and general corporate purposes. As noted elsewhere in this Annual Report, the Company incurred a net loss of $46.3 million during the year ended December 31, 2012 due to narrow commodity margins. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. As described in “Overview” above, we idled our Fairmont facility in September 2012 until such time as the crush spread improves, and as described in “Liquidity and Going Concern Considerations” the Operating Subsidiaries have not made their regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility since September 28, 2012, which caused the Administrative Agent under the Senior Debt Facility to issue a notice of default. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve. We expect fluctuations in the crush spread to continue. If the Company is unable to reach an agreement with the lenders under the Senior Debt Facility, and if the lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower or a guarantor under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. These term loans mature in September 2014.

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. The Company continues to engage in active and continuing discussions with the lenders and their advisors regarding a consensual resolution of the default. It is likely that any agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, our Board of Directors has approved our proceeding with such a transaction with the lenders under the Senior Debt Facility. We have also engaged a financial advisor to assist us with an assessment of strategic alternatives, which may include a sale of all or substantially all of the assets of the Operating Subsidiaries. In the event of any such sale, the proceeds would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility with the residual proceeds, if any, accruing to the Company. We cannot assure you, however, that we will reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution from the Company, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined. If the Company is unable to reach an agreement with the lenders under the Senior Debt Facility, and if the lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code. See – “Liquidity and Going Concern Considerations” above.

As of December 31, 2012, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the December 31, 2012 consolidated balance sheet.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. In addition, since the Operating Subsidiaries defaulted on their payments of principal and interest in September 2012, those unpaid balances have accrued interest at a penalty rate of 8.3%. The interest rate in effect on the borrowings at December 31, 2012 and 2011 was 3.2% and 3.3%, respectively.

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which their revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations when due, failure of the Operating Subsidiaries to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries were paying a monthly management fee of $884,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC. Due to the Senior Debt Facility payment default, the lenders required the Operating Subsidiaries to reduce their monthly management services fee to $260,000 per month effective October 2012.

Debt issuance fees and expenses of $7.9 million ($1.7 million, net of accumulated amortization as of December 31, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

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

Notes payable

 Notes payable relate to certain financing agreements in place at our Wood River facility. The subsidiary of the LLC entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018. In addition, the subsidiary of the LLC for the Wood River facility entered into a financing agreement in the fourth quarter of 2012 for the purchase of certain rolling stock equipment to be used at the facility for $208,000. This note requires 24 monthly payments of $9,000, including interest at 6.0% per annum, and matures in 2014.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2012, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From January 1, 2011 to December 31, 2012, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.97 per gallon in June 2012 to a high of $3.07 per gallon in July 2011 and averaged $2.44 per gallon during this period.

We expect that lower distillers grain prices, as a relative value to corn, will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $7.00 per bushel, we estimate that corn will represent approximately 84% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From January 1, 2011 to December 31, 2012, the CBOT price of corn has fluctuated from a low of $5.56 per bushel in June 2012 to a high of $8.31 per bushel in August 2012 and averaged $6.86 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $7.00 per bushel and recent natural gas prices of $3.40 per Mmbtu, we estimate that natural gas will represent approximately 3% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From January 1, 2011 to December 31, 2012, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $1.91 per Mmbtu in April 2012 to a high of $4.85 per Mmbtu in June 2011 and averaged $3.41 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for 2013. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of December 31, 2012, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Company’s expected 2013 production, which assumes that our Wood River plant is operating the entire year and our Fairmont plant resumes normal operations in October 2013. Actual results may vary from these amounts due to various factors including significant increases or decreases in the LLC’s production capacity during 2013.

	Volume	Units	Price per Unit at December 31, 2012	Hypothetical Adverse Change in Price	Change in 2013 Pre-tax Income
	(in millions)				(in millions)
Ethanol	142.0	Gallons	$2.20	10%	$(31.2)
Dry Distillers	0.1	Tons	$258.00	10%	$(2.6)
Wet Distillers	0.8	Tons	$91.00	10%	$(7.3)
Corn	50.2	Bushels	$7.00	10%	$(35.1)
Natural Gas	3.5	Mmbtu	$3.40	10%	$(1.2)

We are subject to interest rate risk in connection with our Senior Debt facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of December 31, 2012, we had borrowed $170.5 million under our Senior Debt facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt facility would result in an increase of $1,705,000 on our annual interest expense.

At December 31, 2012, we had $9.3 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $46.3 million during the year ended December 31, 2012, is in default under the terms of the Senior Debt Facility, and has ceased operations at its Fairmont ethanol facility. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Denver, Colorado

April 1, 2013

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$9,323	$15,139
Accounts receivable	9,256	13,591
Inventories	13,443	26,188
Prepaid expenses	882	2,148
Deposits	3,074	312
Other current assets	78	109
Total current assets	36,056	57,487
Property, plant and equipment, net	209,645	235,888
Debt issuance costs, net	1,739	2,763
Other assets	2,983	3,448
Total assets	$250,423	$299,586
Liabilities and equity
Current liabilities
Accounts payable	$11,638	$9,380
Current portion of long-term debt	170,634	12,710
Current portion of tax increment financing	399	370
Other current liabilities	2,500	1,992
Total current liabilities	185,171	24,452
Long-term debt, net of current portion	2,795	166,937
Tax increment financing, net of current portion	4,275	4,867
Other non-current liabilities	3,072	3,388
Total liabilities	195,313	199,644
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,483,773 shares outstanding at December 31, 2012 and 5,270,848 shares outstanding at December 31, 2011	54	53
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at December 31, 2012 and 931,154 shares outstanding at December 31, 2011	8	9
Less common stock held in treasury, at cost, 40,481 shares at December 31, 2012 and December 31, 2011	(4,316)	(4,316)
Additional paid-in capital	189,604	187,841
Accumulated deficit	(129,120)	(89,277)
Total BioFuel Energy Corp. stockholders’ equity	56,230	94,310
Noncontrolling interest	(1,120)	5,632
Total equity	55,110	99,942
Total liabilities and equity	$250,423	$299,586

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Net sales	$463,280	$653,073
Cost of goods sold	493,901	642,504
Gross profit (loss)	(30,621)	10,569
General and administrative expenses:
Compensation expense	5,934	7,237
Other	3,934	3,567
Operating loss	(40,489)	(235)
Other income (expense):
Other income	1,442	—
Interest expense	(7,275)	(10,126)
Loss before income taxes	(46,322)	(10,361)
Income tax provision (benefit)	—	—
Net loss	(46,322)	(10,361)
Less: Net loss attributable to the noncontrolling interest	6,479	1,644
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,843)	$(8,717)

Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(7.65)	$(1.84)

Weighted average shares outstanding-basic and diluted	5,208	4,734

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2012 and December 31, 2011

(in thousands, except share data)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	1,315,447	$14	355,607	$4	$(4,316)	$139,028	$(80,560)	$54,170	$252	$54,422
Sale of common stock, net of expenses	3,188,681	32	—	—	—	33,245	—	33,277	—	33,277
Sale of Class B stock, net of expenses	—	—	918,463	9	—	—	—	9	9,501	9,510
Issuance of common stock in exchange for debt	329,890	3	—	—	—	11,598	—	11,601	—	11,601
Stock-based compensation	—	—	—	—	—	1,493	—	1,493	—	1,493
Exchange of Class B shares to common	342,916	4	(342,916)	(4)	—	2,477	—	2,477	(2,477)	—
Issuance of restricted stock, (net of forfeitures)	93,914	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,717)	(8,717)	(1,644)	(10,361)
Balance at December 31, 2011	5,270,848	$53	931,154	$9	$(4,316)	$187,841	$(89,277)	$94,310	$5,632	$99,942
Stock-based compensation	—	—	—	—	—	1,490	—	1,490	—	1,490
Exchange of Class B shares to common	135,675	1	(135,675)	(1)	—	273	—	273	(273)	—
Issuance of restricted stock, (net of forfeitures)	77,250	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,843)	(39,843)	(6,479)	(46,322)
Balance at December 31, 2012	5,483,773	$54	795,479	$8	$(4,316)	$189,604	$(129,120)	$56,230	$(1,120)	$55,110

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(46,322)	$(10,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,490	1,493
Depreciation and amortization	28,300	29,712
Changes in operating assets and liabilities:
Accounts receivable	4,335	14,211
Inventories	12,745	(2,499)
Prepaid expenses	1,266	(587)
Accounts payable	2,276	(7,046)
Other current liabilities	508	(385)
Other assets and liabilities	(3,145)	(971)
Net cash provided by operating activities	1,453	23,567
Cash flows from investing activities
Purchases of property, plant and equipment	(843)	(2,843)
Net cash used in investing activities	(843)	(2,843)
Cash flows from financing activities
Proceeds from sale of stock	—	46,000
Repayment of debt	(6,300)	(54,078)
Repayment of notes payable and capital leases	(126)	(3,201)
Payment of equity offering costs	—	(1,621)
Payment of debt issuance costs	—	(113)
Net cash used in financing activities	(6,426)	(13,013)
Net decrease in cash and cash equivalents	(5,816)	7,711
Cash and cash equivalents, beginning of period	15,139	7,428
Cash and cash equivalents, end of period	$9,323	$15,139
Cash paid for income taxes	$6	$5
Cash paid for interest	$4,283	$6,870
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$4	$22
Issuance of common stock in exchange for debt	$—	$11,601

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1.	Organization , Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations

Organization and Nature of Business

BioFuel Energy Corp. (“we” or “the Company”) produces and sells ethanol and its related co-products, primarily distillers grain and corn oil. We have historically operated our two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operations are subject to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility until the crush spread improved. Due to continued narrow crush spreads, in February 2013 we reduced staffing at the Fairmont facility and expect the Fairmont facility to remain idle until the 2013 harvest season. In the event crush spreads narrow further, we may choose to curtail operations at our Wood River facility or idle the facility and cease operations altogether until such time as crush spreads improve.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a holding company with no operations of our own, and are the sole managing member of the LLC, which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”). Those Operating Subsidiaries are party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acts as Administrative Agent, and substantially all of the assets of the Operating Subsidiaries are pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC is a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, are pledged as collateral under the Senior Debt Facility. The aggregate book value of the assets of the LLC at December 31, 2012 and 2011 was $259.7 million and $309.2 million, respectively.

 We work closely with Cargill, one of the world’s leading agribusiness companies, with whom we have an extensive commercial relationship. At each of our plant locations, Cargill has a local grain origination presence and owns adjacent grain storage and handling facilities, which we lease from them. Cargill provides corn procurement services, markets the ethanol we produce and provides transportation logistics for our two plants under long-term contracts.

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

At December 31, 2012, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individuals and investment funds who held 795,479 membership units in the LLC as of December 31, 2012 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by individuals or entities other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

 Basis of Presentation, Liquidity, and Going Concern Considerations

 The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our financial results and cash flows are subject to wide and unpredictable fluctuations in the crush spread. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $46.3 million during the year ended December 31, 2012, due mostly to narrow commodity margins.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1.	Organization , Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations - (continued)

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.3 million of cash and cash equivalents as of December 31, 2012, of which $8.6 million was held at the LLC and $0.7 million was held at the Operating Subsidiaries, which is subject to the lenders’ liens under the Senior Debt Facility. The Operating Subsidiaries have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of December 31, 2012 the Operating Subsidiaries owed Cargill $9.0 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, the Operating Subsidiares have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes the Operating Subsidiaries for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case the Operating Subsidiaries would need to use cash on hand or other sources of liquidity, if available, to fund their operations.

Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. On November 5, 2012, the Operating Subsidiaries and the lenders under the Senior Debt Facility entered into a Forbearance Agreement whereby the lenders agreed to forbear from exercising their remedies until November 15, 2012. Although the Forbearance Agreement expired on November 15, 2012 and has not been extended, the Company continues to engage in active and continuing discussions with the lenders and their advisors.

In conjunction with our ongoing discussions with the lenders under the Senior Debt Facility, in March 2013 the Company engaged a financial adviser to assist it with an assessment of its strategic alternatives. These alternatives could include, but are not limited to, a sale of all or substantially all of the assets of the Operating Subsidiaries, which comprise substantially all of the assets of the Company other than cash on hand. The lenders under the Senior Debt Facility have indicated that they are willing to provide the Company with a grace period until July 30, 2013 to allow us to pursue one or more strategic alternatives. This grace period would be subject to the achievement of certain milestones, and could be extended at the sole discretion of the Administrative Agent under the Senior Debt Facility. The Company expects to enter into a formal agreement to reflect the foregoing as soon as reasonably practicable. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

The Company, on behalf of the Operating Subsidiaries, has also been engaged in separate discussions with the lenders under the Senior Debt Facility regarding a consensual resolution of the default. It is likely that any such agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, the Company’s Board of Directors has approved in principle our proceeding with such a transaction in the event the Company is unable to achieve an alternative transaction. We cannot assure you, however, that we will be able to reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution by the Company of its cash on hand to the Operating Subsidiaries, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined.

Although the Company intends to diligently explore and pursue any number of strategic alternatives, we cannot assure you that it will be able to do so on terms acceptable to the Company or to the lenders under the Senior Debt Facility, if at all. In addition, in either the case of a transfer of the assets of the Operating Subsidiaries to the lenders under the Senior Debt Facility or a sale of one or both of our plants, as discussed above, we cannot assure you as to what value, if any, may be derived for shareholders of the Company from such transfer or sale.

As of December 31, 2012, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the December 31, 2012 consolidated balance sheet. If the Company is unable to reach an agreement with the lenders under the Senior Debt Facility, and if the lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the default of our Operating Subsidiaries under the Senior Debt Facility, the cessation of operations at the Fairmont ethanol facility, our limited liquidity and the continued narrow crush spread all raise substantial doubt about the Company’s ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At December 31, 2012, we had $9.3 million held at three financial institutions, which is in excess of FDIC insurance limits.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not charge interest for any past due accounts receivable. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of December 31, 2012 and 2011, no allowance was considered necessary.

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

During the years ended December 31, 2012 and 2011, the Company recorded sales to Cargill representing 75% and 88%, respectively, of total net sales. As of December 31, 2012 and 2011, the LLC, through its subsidiaries, had receivables from Cargill of $7.5 million and $12.0 million, respectively, representing 81% and 88% of total accounts receivable, respectively.

The LLC, through its subsidiaries, purchases corn, its largest cost component in producing ethanol, from Cargill. During the years ended December 31, 2012 and 2011, corn purchases from Cargill totaled $384.6 million and $528.1 million, respectively. As of December 31, 2012 and 2011, the LLC, through its subsidiaries, had payables to Cargill of $9.0 million and $5.6 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$8,198	$16,818
Work in process	2,831	5,672
Finished goods	2,414	3,698
	$13,443	$26,188

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at December 31, 2012 and December 31, 2011 represent costs incurred related to the Company’s Senior Debt Facility and tax increment financing agreements. These costs are being amortized, using an effective interest method, through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of December 31, 2012 is as follows (in thousands):

2013	$978
2014	704
2015	8
2016	8
2017	8
Thereafter	33
Total	$1,739

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of December 31, 2012, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to depressed crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At December 31, 2012, the Company had accrued asset retirement obligation liabilities of $149,000 and $188,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2011, the Company had accrued asset retirement obligation liabilities of $144,000 and $181,000 for its plants at Wood River and Fairmont, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Land and land improvements	$19,643	$19,643
Buildings and improvements	49,838	49,832
Machinery and equipment	250,042	248,247
Office furniture and equipment	6,493	6,432
Construction in progress	297	1,126
	326,313	325,280
Accumulated depreciation	(116,668)	(89,392)
Property, plant and equipment, net	$209,645	$235,888

Depreciation expense related to property, plant and equipment was $27,289,000 and $26,995,000 for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, 71,237 shares and 72,356 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2012	2011
Weighted average common shares outstanding – basic	5,208,408	4,734,328
Potentially dilutive common stock equivalents
Class B common shares	880,443	907,975
Stock options	—	1,250
Restricted stock	135,162	71,035
	1,015,605	980,260
	6,224,013	5,714,588
Less anti-dilutive common stock equivalents	(1,015,605)	(980,260)
Weighted average common shares outstanding – diluted	5,208,408	4,734,328

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5. Long-Term Debt

The following table summarizes long-term debt as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Term loans	$170,480	$176,780
Capital lease	2,475	2,487
Notes payable	474	380
	173,429	179,647
Less current portion	(170,634)	(12,710)
Long-term portion	$2,795	$166,937

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC is a borrower or a guarantor under the Senior Debt Facility, although the equity interests and assets of our subsidiaries are pledged as collateral to secure the debt under the facility. Principal payments under the Senior Debt Facility are payable quarterly at a minimum amount of $3,150,000, with additional pre-payments to be made out of available cash flow. These term loans mature in September 2014.

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through December 31, 2012 totaled $8.2 million. The Company continues to engage in active and continuing discussions with the lenders and their advisors regarding a consensual resolution of the default. It is likely that any agreement with the lenders will entail the transfer of all or substantially all of the assets of the Operating Subsidiaries in satisfaction of all of the outstanding indebtedness under the Senior Debt Facility. To that end, our Board of Directors has approved our proceeding with such a transaction with the lenders under the Senior Debt Facility. We have also engaged a financial advisor to assist us with an assessment of strategic alternatives, which may include a sale of all or substantially all of the assets of the Operating Subsidiaries. In the event of any such sale, the proceeds would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility with the residual proceeds, if any, accruing to the Company. We cannot assure you, however, that we will reach agreement with our lenders with respect to any such transaction, or achieve any other transaction, which could also include a capital contribution from the Company, additional loans, a long-term forbearance or restructuring under the Senior Debt Facility, some combination of the foregoing, or another transaction in a form yet to be determined. If the Company is unable to reach an agreement with the lenders under the Senior Debt Facility, and if the lenders successfully exercise their remedies under the Senior Debt Facility, the Company may be unable to continue as a going concern, and could be forced to seek relief from creditors through a filing under the U.S. Bankruptcy Code. See Note 1 - Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations.

As of December 31, 2012, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the December 31, 2012 consolidated balance sheet.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. In addition, since the Operating Subsidiaries defaulted on their payments of principal and interest in September 2012, those unpaid balances have accrued interest at a penalty rate of 8.3%. The interest rate in effect on the borrowings at December 31, 2012 and 2011 was 3.2% and 3.3%. respectively.

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which their revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations when due, failure of the Operating Subsidiaries to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries were paying a monthly management fee of $884,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC. Due to the Senior Debt Facility payment default, the lenders required the Operating Subsidiaries to reduce their monthly management services fee to $260,000 per month effective October 2012.

Debt issuance fees and expenses of $7.9 million ($1.7 million, net of accumulated amortization as of December 31, 2012) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

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

Notes Payable

Notes payable relate to certain financing agreements in place at our Wood River facility. The subsidiary of the LLC entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018. In addition, the subsidiary of the LLC for the Wood River facility entered into a financing agreement in the fourth quarter of 2012 for the purchase of certain rolling stock equipment to be used at the facility for $208,000. This note requires 24 monthly payments of $9,000, including interest at 6.0% per annum, and matures in 2014.

The following table summarizes the aggregate maturities of our long-term debt as of December 31, 2012 (in thousands):

2013	$170,634
2014	146
2015	57
2016	60
2017	66
Thereafter	2,466
Total	$173,429

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

The following table summarizes the aggregate maturities of the tax increment financing debt as of December 31, 2012 (in thousands):

2013	$399
2014	431
2015	464
2016	501
2017	540
Thereafter	2,339
Total	$4,674

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

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through December 31, 2012, the Company had repurchased 40,481 shares at an average price of $106.62 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of December 31, 2012, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8. Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2012 and 2011 and for the years then ended (in thousands) (amounts presented exclude any income tax effects).

Fair Value of Derivative Instruments in Consolidated Balance Sheet

		Derivative Assets (Liabilities)
		Fair Value at December 31,
	Consolidated Balance Sheet Location	2012	2011
Derivative not designated as hedging instrument:
Commodity contract	Other current assets	$—	$(470)
Cash collateral held or provided with counterparty	Other current assets	—	781
Total		$—	$311

Effects of Derivative Instruments on Income

		Years Ended December 31,
	Consolidated Statements of Operations Location	2012	2011
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$(1,498)	$(532)
Commodity contract	Cost of Goods Sold	(1,886)	(455)
	Net amount recognized in earnings	$(3,384)	$(987)

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

Financial assets and liabilities recorded on the Company’s consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. As of December 31, 2012, we do not have any Level 1 financial assets or liabilities.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8. Derivative Financial Instruments  – (continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of December 31, 2012, we do not have any Level 3 financial assets or liabilities.

There were no transfers between the various financial asset and liability levels during the year ended December 31, 2012.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Years Ended December 31,
(In thousands)	2012	2011
Stock options	$922	$1,159
Restricted stock	568	334
Total	$1,490	$1,493

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year service period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the years ended December 31, 2012 and 2011, the Company did not issue any stock options under the 2007 Plan.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

A summary of stock option activity under the 2007 Plan as of December 31, 2012, and the changes during the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	73,610	$64.37
Granted	—	—
Exercised	—	—
Forfeited	(2,373)	144.04
Options outstanding, December 31, 2012	71,237	$61.72	1.9	$0.00

Options exercisable, December 31, 2012	61,163	$62.77	1.9	$0.00

A summary of the status of our unvested stock options as of December 31, 2012, and the changes during the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	33,043	$49.81
Granted	—	—
Vested	(22,786)	51.58
Forfeited	(183)	46.00
Unvested, December 31, 2012	10,074	$46.01

As of December 31, 2012, there was $91,000 of unrecognized compensation expense related to the unvested portion of stock options outstanding. This expense is expected to be recognized over the next three months.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the years ended December 31, 2012 and 2011, the Company granted 78,850 and 96,050 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of December 31, 2012, and the changes during the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2012	93,950	$14.90
Granted	78,850	13.00
Vested	(28,174)	15.08
Cancelled or expired	(1,600)	14.41
Restricted stock outstanding, December 31, 2012	143,026	$13.82	$526,336

As of December 31, 2012, there was $1,514,000 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over the next 3.3 years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 107,609 shares of common stock available for future grant under our 2007 Plan at December 31, 2012.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2012, and 2011 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Years Ended December 31,
	2012	2011
Tax benefit at 35% federal statutory rate	$16,213	$3,626
State tax benefit, net of federal benefit	232	52
Noncontrolling interest	(2,300)	(584)
Valuation allowance	(14,273)	(1,386)
Cumulative effect of tax rate adjustments	—	(1,537)
Other	128	(171)
	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Capitalized start up costs	$3,253	$3,558
Stock-based compensation	965	665
Net operating loss carryover	84,960	68,036
Other	266	258
Deferred tax asset	89,444	72,517
Valuation allowance	(47,544)	(33,802)

Deferred tax liabilities:
Property, plant and equipment	(41,900)	(38,715)
Deferred tax liabilities	(41,900)	(38,715)
Net deferred tax asset	$—	$—

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

As of December 31, 2012, the net operating loss carryforward was $238.7 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2009 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the years ended December 31, 2012 and 2011, contributions to the plan by the LLC totaled $244,000 and $197,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies

The LLC, through its subsidiaries, entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Company not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses that are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of December 31, 2012, the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

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

In October 2011, subsidiaries of the LLC entered into two operating lease agreements to lease corn oil extraction systems, one for each of its plants. Each lease agreement is for a period of two years and commenced in April 2012 when funding was completed. Pursuant to these lease agreements, the subsidiaries of the LLC are paying approximately $4.3 million per year for the corn oil extraction systems. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations under either lease, as well as any payment default under any of the Company’s other material debt obligations, including the Senior Debt Facility. The Company has informed Farnam Street Financial, Inc. (“Farnam”) of the default notice it received from its senior lenders, and Farnam has elected not to declare a default under either lease agreement so long as the subsidiaries of the LLC continue to make timely lease payments.`

Future minimum operating lease payments at December 31, 2012 are as follows (in thousands):

2013	$11,452
2014	8,392
2015	6,972
2016	6,972
2017	6,972
Thereafter	5,197
Total	$45,957

Rent expense recorded for the years ended December 30, 2012 and 2011 totaled $11,389,000 and $8,092,000, respectively.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies - (continued)

At December 31, 2012, the LLC, through its subsidiaries, had contracted to purchase 67,000 bushels of corn to be delivered between January 2013 and October 2013 at our Fairmont location, and 6,852,000 bushels of corn to be delivered between January 2013 and March 2014 at our Wood River location. The purchase commitment for the Wood River location represents 15% of the projected corn requirements during that period. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the subsidiaries of the LLC. As of December 31, 2012, the deferred ethanol commissions totaled $1.0 million and are included in other non-current liabilities.

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

The following table summarizes the exchange activity since the Company’s initial public offering:

LLC Membership Units and Class B common shares outstanding at initial public offering, June 2007	897,903
LLC Membership Units and Class B common shares exchanged in 2007	(28,060)
LLC Membership Units and Class B common shares exchanged in 2008	(365,722)
LLC Membership Units and Class B common shares exchanged in 2009	(131,684)
LLC Membership Units and Class B common shares exchanged in 2010	(16,830)
LLC Membership Units and Class B common shares issued in connection with the LLC concurrent private placement in February 2011	918,463
LLC Membership Units and Class B common shares exchanged in 2011	(342,916)
LLC Membership Units and Class B common shares exchanged in 2012	(135,675)
Remaining LLC Membership Units and Class B common shares at December 31, 2012	795,479

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At December 31, 2012, the Company owned 87.3% of the LLCA membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the years ended December 31, 2012 and 2011 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Years Ended December 31,
	2012	2011
Net loss attributable to BioFuel Energy Corp.	$(39,843)	$(8,717)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	273	2,477
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(39,570)	$(6,240)

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

14. Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2012 and 2011. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2012	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
	(in thousands, except per share data)
Net sales	$139,413	$122,820	$116,149	$84,898
Cost of goods sold	145,933	131,079	124,192	92,697
Gross loss	(6,520)	(8,259)	(8,043)	(7,799)
General and administrative expenses:
Compensation expense	1,804	1,510	1,435	1,185
Other	931	923	629	1,451
Operating loss	(9,255)	(10,692)	(10,107)	(10,435)
Other income (expense):
Other income	—	—	680	762
Interest expense	(1,838)	(1,723)	(1,901)	(1,813)
Loss before income taxes	(11,093)	(12,415)	(11,328)	(11,486)
Income tax provision (benefit)	—	—	—	—
Net loss	(11,093)	(12,415)	(11,328)	(11,486)
Less: Net loss attributable to the noncontrolling interest	1,685	1,833	1,498	1,463
Net loss attributable to BioFuel Energy Corp. common stockholders	$(9,408)	$(10,582)	$(9,830)	$(10,023)
Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(1.83)	$(2.05)	$(1.88)	$(1.89)

Year Ended December 31, 2011	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
	(in thousands, except per share data)
Net sales	$158,005	$168,531	$162,547	$163,990
Cost of goods sold	160,159	172,294	155,498	154,553
Gross profit (loss)	(2,154)	(3,763)	7,049	9,437
General and administrative expenses:
Compensation expense	1,770	1,616	1,676	2,175
Other	897	950	846	874
Operating income (loss)	(4,821)	(6,329)	4,527	6,388
Other income (expense):
Interest expense	(4,228)	(1,988)	(1,978)	(1,932)
Income (loss) before income taxes	(9,049)	(8,317)	2,549	4,456
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(9,049)	(8,317)	2,549	4,456
Less: Net (income) loss attributable to the noncontrolling interest	1,387	1,275	(355)	(663)
Net income (loss) attributable to BioFuel Energy Corp. common stockholders	$(7,662)	$(7,042)	$2,194	$3,793
Income (loss) per share – basic attributable to BioFuel Energy Corp. common stockholders	$(2.15)	$(1.38)	$0.43	$0.74
Income (loss) per share – diluted attributable to BioFuel Energy Corp. common stockholders	$(2.15)	$(1.38)	$0.36	$0.62

Schedule I

BioFuel Energy Corp.

Condensed Financial Information of Registrant

(Parent company information — See notes to consolidated financial statements)

(in thousands, except share data)

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Investment in BioFuel Energy, LLC	$56,230	$94,310
Total assets	$56,230	$94,310
Stockholders' equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at December 31, 2012 and December 31, 2011	$—	$—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,483,773 shares outstanding at December 31, 2012 and 5,270,848 shares outstanding at December 31, 2011	54	53
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at December 31, 2012 and 931,154 shares outstanding at December 31, 2011	8	9
Less common stock held in treasury, at cost, 40,481 shares at December 31, 2012 and December 31, 2011	(4,316)	(4,316)
Additional paid-in capital	189,604	187,841
Accumulated deficit	(129,120)	(89,277)
Total stockholders' equity	$56,230	$94,310

Condensed Statements of Loss

	Years Ended December 31,
	2012	2011
Equity in loss of BioFuel Energy, LLC	$(39,568)	$(7,344)
Other expenses	(275)	(1,373)
Net loss	$(39,843)	$(8,717)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(39,843)	$(8,717)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in loss of BioFuel Energy, LLC	39,568	7,344
Net cash used in operating activities	(275)	(1,373)
Cash flows from investing activities:
Distributions from BioFuel Energy, LLC	275	2,738
Net cash provided by investing activities	275	2,738
Cash flows used in financing activities:
Payment of equity offering costs	—	(1,276)
Payment of debt issuance costs	—	(89)
Net cash used in financing activities	—	(1,365)
Cash and equivalents at end of period	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes to the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 Compliance

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year ended December 31, 2012.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation and our Compensation Committee are incorporated herein by reference to our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is incorporated herein by reference to our 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a) (2) Financial statements ..  The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

(b) The following are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

(a) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement to Form S-1 (file no. 333-139203) filed April 23, 2007).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2007).
10.2	Credit Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC and Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, various financial institutions from time to time, as lenders, Deutsche Bank Trust Company Americas, as collateral agent, and BNP Paribas, as administrative agent and arranger (incorporated by reference to Exhibit 10.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.2.1	Waiver and Amendment dated September 29, 2009, to the Credit Agreement dated September 25, 2006 and Collateral Account Agreement dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2009).
10.3	Collateral Account Agreement dated September 25, 2006, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, as borrowers, BFE Operating Company, LLC, as borrowers’ agent, Deutsche Bank Trust Company Americas, as collateral agent and Deutsche Bank Trust Company Americas, as depositary agent and securities intermediary (incorporated by reference to Exhibit 10.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4	Amended and Restated Registration Rights Agreement dated December 15, 2010, between BioFuel Energy Corp. and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Amendment #4 to the Registration Statement on Form S-1 filed December 16, 2010).
10.5	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.6	Ethanol Marketing Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.7	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.8	Corn Supply Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment #5 to Registration Statement to Form S-1 (file no. 333-139203) filed May 15, 2007).
10.9	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.10	Master Agreement dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.11	Grain Facility Lease dated September 25, 2006, between Cargill, Incorporated and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

Number	Description
10.12	Grain Facility Lease and Sublease dated September 25, 2006, between Cargill, Incorporated and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.13*	BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.14*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.15*	BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.1*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.2*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.15.3*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16*	BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.16.1*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.17	Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2007).
10.18	License Agreement dated June 9, 2006 between Delta-T Corporation and Buffalo Lake Energy, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.19	License Agreement dated April 28, 2006 between Delta-T Corporation and Pioneer Trail Energy, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).
10.20	Stockholders Agreement between BioFuel Energy Corp. and Cargill Biofuel Investments, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2007).
10.21	Agreement and Omnibus Amendment dated as of July 30, 2009, among Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).
10.22	Agreement and Omnibus Amendment dated as of July 30, 2009, among Pioneer Trail Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009).

Number	Description
10.23	Letter Agreement dated as of September 23, 2010, by and among BioFuel Energy Corp., BFE Operating Company, LLC, Pioneer Trail Energy, LLC, Buffalo Lake Energy, LLC, Cargill, Incorporated and Cargill Commodity Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 27, 2010).
10.24*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2010).
10.25*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.26*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Doug Anderson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.27*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2010.
10.28	Lease Agreement and Lease Schedule No. 1 dated as of October 5, 2011, by and between Buffalo Lake Energy, LLC and Farnam Street Financial, Inc.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2011).
10.29	Lease Agreement and Lease Schedule No. 1 dated as of October 5, 2011, by and between Pioneer Trail Energy, LLC and Farnam Street Financial, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 1, 2011).
21.1	List of Subsidiaries of BioFuel Energy Corp.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Year End Results

*	Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: April 1, 2013	By:
/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: April 1, 2013	By:
/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Mark Wong	Chairman of the Board	April 1, 2013
Mark Wong

/s/ Scott H. Pearce	Chief Executive Officer, President and	April 1, 2013
Scott H. Pearce	Director (Principal Executive Officer)

/s/ David Einhorn	Director	April 1, 2013
David Einhorn

/s/ Ernest J. Sampias	Director	April 1, 2013
Ernest J. Sampias

/s/ Elizabeth K. Blake	Director	April 1, 2013
Elizabeth K. Blake

/s/ John D. March	Director	April 1, 2013
John D. March

/s/ Richard Jaffee	Director	April 1, 2013
Richard Jaffee

