Form 10-Q
period 2013-03-31
BioFuel Energy Corp.
filed 2013-05-14
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Common Stock outstanding as of May 7, 2013: 5,443,292 exclusive of 40,481 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2012 (filed with the Securities and Exchange Commission on April 1, 2013).

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$9,615	$9,323
Accounts receivable	15,546	9,256
Inventories	12,040	13,443
Deposits	3,074	3,074
Prepaid expenses	954	882
Other current assets	23	78
Total current assets	41,252	36,056
Property, plant and equipment, net	203,299	209,645
Debt issuance costs, net	1,490	1,739
Other assets	2,983	2,983
Total assets	$249,024	$250,423
Liabilities and equity
Current liabilities
Accounts payable	$13,785	$11,638
Current portion of long-term debt	170,635	170,634
Current portion of tax increment financing	399	399
Other current liabilities	4,117	2,500
Total current liabilities	188,936	185,171
Long-term debt, net of current portion	2,766	2,795
Tax increment financing, net of current portion	4,275	4,275
Other non-current liabilities	3,006	3,072
Total liabilities	198,983	195,313
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,483,773 shares outstanding at March 31, 2013 and December 31, 2012	54	54
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at March 31, 2013 and December 31, 2012	8	8
Less common stock held in treasury, at cost, 40,481 shares at March 31, 2013 and December 31, 2012	(4,316)	(4,316)
Additional paid-in capital	189,863	189,604
Accumulated deficit	(133,755)	(129,120)
Total BioFuel Energy Corp. stockholders’ equity	51,854	56,230
Noncontrolling interest	(1,813)	(1,120)
Total equity	50,041	55,110
Total liabilities and equity	$249,024	$250,423

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$89,041	$139,413
Cost of goods sold	90,912	145,933
Gross loss	(1,871)	(6,520)
General and administrative expenses:
Compensation expense	1,310	1,804
Other	1,721	931
Operating loss	(4,902)	(9,255)
Other income (expense):
Other income	1,459	—
Interest expense	(1,885)	(1,838)
Loss before income taxes	(5,328)	(11,093)
Income tax provision (benefit)	—	—
Net loss	(5,328)	(11,093)
Less: Net loss attributable to the noncontrolling interest	693	1,685
Net loss attributable to BioFuel Energy Corp. common stockholders	$(4,635)	$(9,408)

Loss per share – basic and diluted attributable to BioFuel Energy Corp. common stockholders	$(0.87)	$(1.83)

Weighted average shares outstanding – basic and diluted	5,308	5,140

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	5,270,848	$53	931,154	$9	$(4,316)	$187,841	$(89,277)	$94,310	$5,632	$99,942
Stock-based compensation	—	—	—	—	—	1,490	—	1,490	—	1,490
Exchange of Class B shares to common	135,675	1	(135,675)	(1)	—	273	—	273	(273)	—
Issuance of restricted stock, (net of forfeitures)	77,250	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,843)	(39,843)	(6,479)	(46,322)
Balance at December 31, 2012	5,483,773	54	795,479	8	(4,316)	189,604	(129,120)	56,230	(1,120)	55,110
Stock-based compensation	—	—	—	—	—	259	—	259	—	259
Net loss	—	—	—	—	—	—	(4,635)	(4,635)	(693)	(5,328)
Balance at March 31, 2013	5,483,773	$54	795,479	$8	$(4,316)	$189,863	$(133,755)	$51,854	$(1,813)	$50,041

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(5,328)	$(11,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	259	407
Depreciation and amortization	7,090	7,058
Changes in operating assets and liabilities:
Accounts receivable	(6,290)	(4,740)
Inventories	1,403	7,279
Prepaid expenses	(72)	223
Accounts payable	2,151	1,855
Other current liabilities	1,617	(785)
Other assets and liabilities	(11)	126
Net cash provided by operating activities	819	330
Cash flows from investing activities
Purchases of property, plant and equipment	(499)	(581)
Net cash used in investing activities	(499)	(581)
Cash flows from financing activities
Repayment of debt	—	(3,150)
Repayment of notes payable and capital leases	(28)	(51)
Net cash used in financing activities	(28)	(3,201)
Net increase (decrease) in cash and cash equivalents	292	(3,452)
Cash and cash equivalents, beginning of period	9,323	15,139
Cash and cash equivalents, end of period	$9,615	$11,687

Cash paid for interest	$104	$1,565
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$—	$48

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations

Organization and Nature of Business

BioFuel Energy Corp. (“we” or “the Company”) produces and sells ethanol and its related co-products, primarily distillers grain and corn oil. We have historically operated our two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operations are subject to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility and in February 2013 we reduced staffing at the Fairmont facility. Although crush spreads have improved during the first quarter of 2013, our Fairmont plant remains idle. However, we continue to evaluate the economic viability of restarting our Fairmont facility, including the working capital that would be required to restart.

We were incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a holding company with no operations of our own, and are the sole managing member of the LLC, which is itself a holding company and indirectly owns all of our operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries. The Company’s ethanol plants are owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”). Those Operating Subsidiaries are party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acts as Administrative Agent, and substantially all of the assets of the Operating Subsidiaries are pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC is a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, are pledged as collateral under the Senior Debt Facility. The aggregate book value of the assets of the LLC at March 31, 2013 and December 31, 2012 was $258.1 million and $259.7 million, respectively.

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

At March 31, 2013, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individual and investment funds who held 795,479 membership units in the LLC as of March 31, 2013 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the individual or investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Business, Basis of Presentation, Liquidity, and Going Concern Considerations – (continued)

Basis of Presentation, Liquidity, and Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our financial results and cash flows are subject to wide and unpredictable fluctuations in the crush spread. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5.3 million during the three months ended March 31, 2013.

Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.6 million of cash and cash equivalents as of March 31, 2013, of which $8.3 million was held at the LLC and $1.3 million was held at the Operating Subsidiaries, which is subject to the lenders’ liens under the Senior Debt Facility. The Operating Subsidiaries have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of March 31, 2013 the Operating Subsidiaries owed Cargill $10.6 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, the Operating Subsidiaries have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes the Operating Subsidiaries for ethanol exceed the accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated at any time on little or no notice, in which case the Operating Subsidiaries would need to use cash on hand or other sources of liquidity, if available, to fund their operations.

Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through March 31, 2013 totaled $12.9 million.

On April 11, 2013, the Operating Subsidiaries entered into a definitive agreement (the “Lender Agreement”) with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders have agreed to provide the Operating Subsidiaries with a grace period until July 30, 2013 to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants. This grace period is subject to the achievement of certain milestones, and may be extended at the sole discretion of the Administrative Agent. The Company has engaged Piper Jaffray & Co. to act as its financial advisor to assist us in exploring these strategic alternatives. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions (the “Deed in Lieu Agreement”), pursuant to which, among other things, the Operating Subsidiaries have agreed to transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to certain designees of the Administrative Agent and the lenders (“Newco”), in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility. The Company has made a contingent payment into escrow of $938,000 for the anticipated payment of certain obligations and liabilities of the Operating Subsidiaries which are to be paid or assumed by Newco in conjunction with any such transfer. In conjunction with any such transfer, the Company would receive a full and final release of all known or potential claims of the lenders, as well as a 1% equity interest in Newco, which may be increased, under certain circumstances, to a 2% equity interest in Newco along with, in such circumstances, the right to acquire up to an additional 17.5% of the equity of Newco.

Under the terms of the Lender Agreement, the Deed in Lieu Agreement is to be held in escrow by the Escrow Agent until the earlier of such time as the Company and its Operating Subsidiaries have completed their pursuit of the strategic alternatives described above or July 30, 2013, unless otherwise extended by the Administrative Agent.

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

As of March 31, 2013, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the March 31, 2013 consolidated balance sheet.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the default of our Operating Subsidiaries under the Senior Debt Facility, the cessation of operations at the Fairmont ethanol facility, and our limited liquidity all raise substantial doubt about the Company’s ability to do so. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. Cash equivalents are currently comprised of money market mutual funds. At March 31, 2013, we had $9.6 million held at three financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not charge interest for any past due accounts receivable. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense when received. As of March 31, 2013 and December 31, 2012, no allowance was considered necessary.

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

During the three months ended March 31, 2013 and 2012, the Operating Subsidiaries recorded sales to Cargill representing 73% and 78%, respectively, of total net sales. As of March 31, 2013 and December 31, 2012, the LLC, through its subsidiaries, had receivables from Cargill of $13.9 million and $7.5 million, respectively, representing 89% and 81% of total accounts receivable, respectively.

The Operating Subsidiaries purchase corn, its largest cost component in producing ethanol, from Cargill. During the three months ended March 31, 2013 and 2012, corn purchases from Cargill totaled $70.4 million and $111.8 million, respectively. As of March 31, 2013 and December 31, 2012, the LLC, through its subsidiaries, had payables to Cargill of $10.6 million and $9.0 million, respectively, related to corn purchases.

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

A summary of inventories is as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$6,888	$8,198
Work in process	3,239	2,831
Finished goods	1,913	2,414
	$12,040	$13,443

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

Debt Issuance Costs

Debt issuance costs are stated at cost, less accumulated amortization. Debt issuance costs included in noncurrent assets at March 31, 2013 and December 31, 2012 represent costs incurred related to the Operating Subsidiaries Senior Debt Facility and tax increment financing agreements. These costs are being amortized, using an effective interest method, through interest expense over the term of the related debt. Estimated future debt issuance cost amortization as of March 31, 2013 is as follows (in thousands):

Remainder of 2013	$729
2014	704
2015	8
2016	8
2017	8
Thereafter	33
Total	$1,490

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

Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2013, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to marginal crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates shall be recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At March 31, 2013, the Operating Subsidiaries had accrued asset retirement obligation liabilities of $151,000 and $190,000 for its plants at Wood River and Fairmont, respectively. At December 31, 2012, the Operating Subsidiaries had accrued asset retirement obligation liabilities of $149,000 and $188,000 for its plants at Wood River and Fairmont, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Any derivative financial instruments are carried at fair value. The fair value of the Company’s capital lease and notes payable are not materially different from their carrying amounts based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The fair value of the Operating Subsidiaries senior debt, based on an anticipated interest rate of 12%, is estimated to be approximately $155.3 million.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$19,643	$19,643
Buildings and improvements	49,838	49,838
Machinery and equipment	250,082	250,042
Office furniture and equipment	6,493	6,493
Construction in progress	752	297
	326,808	326,313
Accumulated depreciation	(123,509)	(116,668)
Property, plant and equipment, net	$203,299	$209,645

Depreciation expense related to property, plant and equipment was $6,841,000 and $6,797,000 for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and 2012, 69,349 shares and 72,906 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding – basic	5,308,161	5,139,590
Potentially dilutive common stock equivalents
Class B common shares	795,479	931,148
Restricted stock	135,131	103,826
	930,610	1,034,974
	6,238,771	6,174,564
Less anti-dilutive common stock equivalents	(930,610)	(1,034,974)
Weighted average common shares outstanding – diluted	5,308,161	5,139,590

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt

The following table summarizes long-term debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Term loans	$170,480	$170,480
Capital lease	2,472	2,475
Notes payable	449	474
	173,401	173,429
Less current portion	(170,635)	(170,634)
Long-term portion	$2,766	$2,795

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

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through March 31, 2013 totaled $12.9 million.

On April 11, 2013, the Operating Subsidiaries entered into a Lender Agreement with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders have agreed to provide the Operating Subsidiaries with a grace period until July 30, 2013 to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants. This grace period is subject to the achievement of certain milestones, and may be extended at the sole discretion of the Administrative Agent. The Company has engaged Piper Jaffray & Co. to act as its financial advisor to assist us in exploring these strategic alternatives.

Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu Agreement, pursuant to which, among other things, the Operating Subsidiaries have agreed to transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to Newco, in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility. The Company has made a contingent payment into escrow of $938,000 for the anticipated payment of certain obligations and liabilities of the Operating Subsidiaries which are to be paid or assumed by Newco in conjunction with any such transfer. In conjunction with any such transfer, the Company would receive a full and final release of all known or potential claims of the lenders, as well as a 1% equity interest in Newco, which may be increased, under certain circumstances, to a 2% equity interest in Newco along with, in such circumstances, the right to acquire up to an additional 17.5% of the equity of Newco.

Under the terms of the Lender Agreement, the Deed in Lieu Agreement is to be held in escrow by the Escrow Agent until the earlier of such time as the Company and its Operating Subsidiaries have completed their pursuit of the strategic alternatives described above or July 30, 2013, unless otherwise extended by the Administrative Agent.

As of March 31, 2013, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the March 31, 2013 consolidated balance sheet.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. In addition, since the Operating Subsidiaries defaulted on their payments of principal and interest in September 2012, those unpaid balances have accrued interest at a penalty rate of 8.3%. The interest rate in effect on the borrowings at both March 31, 2013 and December 31, 2012 was 3.2%.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt – (continued)

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which their revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations when due, failure of the Operating Subsidiaries to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries were paying a monthly management fee of $884,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC. Due to the Senior Debt Facility payment default, the lenders required the Operating Subsidiaries to reduce their monthly management fee to $260,000 per month effective October 2012.

Debt issuance fees and expenses of $7.9 million ($1.4 million, net of accumulated amortization as of March 31, 2013) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

Capital Lease

The operating subsidiary that constructed the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant. The operating subsidiary is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements. The agreement also includes a $25,000 monthly minimum energy charge that also began in the first quarter of 2008.

Notes Payable

Notes payable relate to certain financing agreements in place at our Wood River facility. The operating subsidiary entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018. In addition, the operating subsidiary for the Wood River facility entered into a financing agreement in the fourth quarter of 2012 for the purchase of certain rolling stock equipment to be used at the facility for $208,000. This note requires 24 monthly payments of $9,000, including interest at 6.0% per annum, and matures in 2014.

The following table summarizes the aggregate maturities of our long-term debt as of March 31, 2013 (in thousands):

Remainder of 2013	$170,606
2014	146
2015	57
2016	60
2017	66
Thereafter	2,466
Total	$173,401

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

6. Tax Increment Financing

In February 2007, the operating subsidiary that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the operating subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note is 7.85%. The proceeds have been recorded as a liability which is reduced as the operating subsidiary remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the operating subsidiary fails to make the required payments to the City of Wood River.

The following table summarizes the aggregate maturities of the tax increment financing debt as of March 31, 2013 (in thousands):

Remainder of 2013	$399
2014	431
2015	464
2016	501
2017	540
Thereafter	2,339
Total	$4,674

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

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 31, 2013, the Company had repurchased 40,481 shares at an average price of $106.62 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of March 31, 2013, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The Company had no derivative instruments as of March 31, 2013 and December 31, 2012. The effects of derivative instruments on our consolidated financial statements were as follows for the three months ended March 31, 2013 and 2012 (in thousands) (amounts presented exclude any income tax effects).

Effects of Derivative Instruments on Income

		Three Months Ended March 31,
Consolidated Statements of Operations Location		2013	2012
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net sales	$—	$(880)
Commodity contract	Cost of goods sold	—	190
	Net amount recognized in earnings	$—	$(690)

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

As of March 31, 2013, we do not have any level 2 financial assets and liabilities.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Derivative Financial Instruments – (continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of March 31, 2013, we do not have any Level 3 financial assets or liabilities.

There were no transfers between the various financial asset and liability levels during the three months ended March 31, 2013.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended March 31,
(In thousands)	2013	2012
Stock options	$90	$295
Restricted stock	169	112
Total	$259	$407

2007 Equity Incentive Compensation Plan

Immediately prior to the Company’s initial public offering, the Company adopted the 2007 Equity Incentive Compensation Plan (“2007 Plan”). The 2007 Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards and any other equity-based or equity-related awards. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. Subject to adjustment for changes in capitalization, the aggregate number of shares that may be delivered pursuant to awards under the 2007 Plan is currently 355,000. The term of the 2007 Plan is ten years, expiring in June 2017.

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year service period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three months ended March 31, 2013 and 2012, the Company did not issue any stock options under the 2007 Plan.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

A summary of stock option activity under the 2007 Plan as of March 31, 2013, and the changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2013	71,237	$61.72
Granted	—	—
Exercised	—	—
Forfeited	(1,888)	117.46
Options outstanding, March 31, 2013	69,349	$60.20	1.7	$0.00

Options exercisable, March 31, 2013	69,349	$60.20	1.7	$0.00

A summary of the status of our unvested stock options as of March 31, 2013, and the changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	10,074	$46.01
Granted	—	—
Vested	(10,074)	46.01
Forfeited	—	—
Unvested, March 31, 2013	—	$—

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three months ended March 31, 2013 and 2012, the Company granted 0 and 78,850 shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of March 31, 2013, and the changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2013	143,026	$13.82
Granted	—	—
Vested	(41,798)	14.40
Cancelled or expired	—	—
Restricted stock outstanding, March 31, 2013	101,228	$13.58	$517,275

As of March 31, 2013, there was $1,345,000 of unrecognized compensation expense related to the unvested portion of restricted stock outstanding. This expense is expected to be recognized over three years.

After considering the stock option and restricted stock awards issued and outstanding, the Company had 109,497 shares of common stock available for future grant under our 2007 Plan at March 31, 2013.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

10. Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2013 and 2012 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Tax benefit at 35% federal statutory rate	$1,865	$3,883
State tax benefit, net of federal benefit	27	55
Noncontrolling interest	(246)	(598)
Valuation allowance	(1,537)	(3,051)
Other	(109)	(289)
	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Capitalized start up costs	$3,143	$3,253
Stock-based compensation	965	965
Net operating loss carryover	86,256	84,960
Other	268	266
Deferred tax assets	90,632	89,444
Valuation allowance	(49,081)	(47,544)

Deferred tax liabilities:
Property, plant and equipment	(41,551)	(41,900)
Deferred tax liabilities	(41,551)	(41,900)
Net deferred tax asset	$—	$—

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

As of March 31, 2013, the net operating loss carryforward was $242.4 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2009 and subsequent tax years.

11. Employee Benefit Plans

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three months ended March 31, 2013 and 2012, contributions to the plan by the LLC totaled $47,000 and $83,000, respectively.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

The Operating Subsidiaries entered into two operating lease agreements with Cargill. Cargill’s grain handling and storage facilities, located adjacent to the Wood River and Fairmont plants, are being leased for 20 years, which began in September 2008 for both plants. Minimum annual payments initially were $800,000 for the Fairmont plant and $1,000,000 for the Wood River plant so long as the associated corn supply agreements with Cargill remain in effect. Should the Operating Subsidiaries not maintain its corn supply agreements with Cargill, the minimum annual payments under each lease increase to $1,200,000 and $1,500,000, respectively. The leases contain escalation clauses that are based on the percentage change in the Midwest Consumer Price Index. The escalation clauses are considered to be contingent rent and, accordingly, are not included in minimum lease payments. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations and insolvency. Effective September 1, 2009, the Operating Subsidiaries and Cargill entered into Omnibus Agreements whereby the two operating lease agreements were modified, for a period of one year, to defer a portion of the monthly lease payments. The deferred lease payments were to be paid back to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the Operating Subsidiaries and Cargill entered into a letter agreement (“Letter Agreement”) whereby (i) effective October 2010 the minimum annual payments under the leases were reduced to $50,000 for the Fairmont plant and $250,000 for the Wood River plant and (ii) repayment of the deferred lease payments have been deferred for an indefinite period of time. As of March 31, 2013, the deferred lease payments totaled $1.6 million and are included in other non-current liabilities.

Beginning in the second quarter of 2008, the Operating Subsidiaries entered into agreements to lease railroad cars over a period of ten years. Pursuant to these lease agreements, the Operating Subsidiaries are currently leasing 785 railroad cars for approximately $6.7 million per year. Monthly rental charges escalate if modifications of the cars are required by governmental authorities or mileage exceeds 30,000 miles in any calendar year. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations.

In April 2008, the LLC entered into a five year lease that began July 1, 2008 for office space for its corporate headquarters. Rent expense is being recognized on a straight line basis over the term of the lease.

In October 2011, the Operating Subsidiaries entered into two operating lease agreements to lease corn oil extraction systems, one for each of its plants. Each lease agreement is for a period of two years and commenced in April 2012 when funding was completed. Pursuant to these lease agreements, the Operating Subsidiaries are paying approximately $4.3 million per year for the corn oil extraction systems. Rent expense is recognized on a straight line basis over the terms of the leases. Events of default under the leases include failure to fulfill monetary or non-monetary obligations under either lease, as well as any payment default under any of the Company’s other material debt obligations, including the Senior Debt Facility. The Company has informed Farnam Street Financial, Inc. (“Farnam”) of the default notice it received from its senior lenders, and Farnam has elected not to declare a default under either lease agreement so long as the Operating Subsidiaries continue to make timely lease payments.`

Future minimum operating lease payments at March 31, 2013 are as follows (in thousands):

Remainder of 2013	$8,578
2014	8,392
2015	6,972
2016	6,972
2017	6,972
Thereafter	5,197
Total	$43,083

Rent expense recorded for the three months ended March 31, 2013 and 2012 totaled $2,861,000 and $2,822,000, respectively.

Pursuant to long-term agreements, Cargill is the exclusive supplier of corn to the Wood River and Fairmont plants for twenty years commencing September 2008. The price of corn purchased under these agreements is based on a formula including cost plus an origination fee of $0.048 per bushel. The minimum annual origination fee payable to Cargill per plant under the agreements is $1.2 million. The agreements contain events of default that include failure to pay, willful misconduct, purchase of corn from another supplier, insolvency or the termination of the associated grain facility lease. Effective September 1, 2009, the Operating Subsidiaries and Cargill entered into Omnibus Agreements whereby the two corn supply agreements were modified, for a period of one year, extending payment terms for our corn purchases which were to revert to the original terms on September 1, 2010. On September 23, 2010, the Operating Subsidiaries and Cargill entered into a Letter Agreement whereby the extended payment terms for our corn purchases will remain in effect for the remainder of the two corn supply agreements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies – (continued)

At March 31, 2013, the Operating Subsidiaries had contracted to purchase 63,000 bushels of corn to be delivered between April 2013 and October 2013 at our Fairmont location, and 7,367,000 bushels of corn to be delivered between April 2013 and May 2014 at our Wood River location. The purchase commitment for the Wood River location represents 18% of the projected corn requirements during that period. The purchase price of the corn will be determined at the time of delivery.

Cargill has agreed to purchase all ethanol produced at the Wood River and Fairmont plants through September 2016. Under the terms of the ethanol marketing agreements, the Wood River and Fairmont plants generally participate in a marketing pool in which all parties receive the same net price. That price is generally the average delivered price per gallon received by the marketing pool less average transportation and storage charges and less a commission. In certain circumstances, the plants may elect not to participate in the marketing pool. Minimum annual commissions are payable to Cargill equal to 1% of Cargill’s average selling price for 82.5 million gallons of ethanol from each plant. The ethanol marketing agreements contain events of default that include failure to pay, willful misconduct and insolvency. Effective September 1, 2009, the subsidiaries and Cargill entered into Omnibus Agreements whereby the two ethanol marketing agreements were modified, for a period of one year, to defer a portion of the monthly ethanol commission payments. The deferred commission payments were to be paid to Cargill over a two year period beginning September 1, 2010. On September 23, 2010, the subsidiaries and Cargill entered into a Letter Agreement whereby (i) effective September 24, 2010 the ethanol commissions were reduced and (ii) repayment of the deferred commission payments have been deferred for an indefinite period of time with any repayment at the discretion of the Operating Subsidiaries. As of March 31, 2013, the deferred ethanol commissions totaled $1.0 million and are included in other non-current liabilities.

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

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At March 31, 2013, the Company owned 87.3% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three months ended March 31, 2013 and 2012 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended March 31,
	2013	2012
Net loss attributable to BioFuel Energy Corp.	$(4,635)	$(9,408)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	—
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(4,635)	$(9,408)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2012 or in any other documents we have filed with the Securities and Exchange Commission.

Overview

BioFuel Energy Corp. (“we” or “the Company”) produces and sells ethanol and its related co-products, primarily distillers grain and corn oil. We have historically operated our two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota. Each of these plants has an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”). Our operations are subject to changes in commodity prices, specifically, the price of our main commodity input, corn, relative to the price of our main commodity product, ethanol, which is known in the industry as the “crush spread”. Drought conditions in the American Midwest significantly impacted the 2012 corn crop and caused a significant reduction in the corn yield. This led to an increase in the price of corn and a corresponding narrowing in the crush spread as ethanol prices did not rise sufficiently with rising corn prices, due to an oversupply of ethanol. As a result, in September 2012 the Company decided to idle its Fairmont facility and in February 2013 we reduced staffing at the Fairmont facility. Although crush spreads have improved during the first quarter of 2013, our Fairmont plant remains idle. However, we continue to evaluate the economic viability of restarting our Fairmont facility, including the working capital that would be required to restart.

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

Liquidity and Going Concern Considerations

Our financial results and cash flows are subject to wide and unpredictable fluctuations in the crush spread. The price of our main co-product, distillers grain, is likewise subject to wide, unpredictable fluctuations, typically in conjunction with changes in the price of corn. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results fluctuate substantially and in ways that are largely beyond our control. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5.3 million during the three months ended March 31, 2013. Narrow commodity margins present a significant risk to our cash flows and liquidity. We have had, and continue to have, limited liquidity, with $9.6 million of cash and cash equivalents as of March 31, 2013, of which $8.3 million was held at the LLC and $1.3 million was held at the Operating Subsidiaries, which is subject to the lenders’ liens under the Senior Debt Facility.

Due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default, the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through March 31, 2013 totaled $12.9 million.

On April 11, 2013, the Operating Subsidiaries entered into a definitive agreement (the “Lender Agreement”) with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders have agreed to provide the Operating Subsidiaries with a grace period until July 30, 2013 to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants. This grace period is subject to the achievement of certain milestones, and may be extended at the sole discretion of the Administrative Agent. The Company has engaged Piper Jaffray & Co. to act as its financial advisor to assist us in exploring these strategic alternatives. In the event of a sale of one or both of our ethanol plants, the proceeds of such sale would first be applied to repay all or a portion of the outstanding indebtedness under the Senior Debt Facility. Residual proceeds after satisfying the senior indebtedness, if any, would accrue to the Company. Any such sale would also most likely require the consent of the lenders under the Senior Debt Facility.

Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions (the “Deed in Lieu Agreement”), pursuant to which, among other things, the Operating Subsidiaries have agreed to transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to certain designees of the Administrative Agent and the lenders (“Newco”), in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility. The Company has made a contingent payment into escrow of $938,000 for the anticipated payment of certain obligations and liabilities of the Operating Subsidiaries which are to be paid or assumed by Newco in conjunction with any such transfer. In conjunction with any such transfer, the Company would receive a full and final release of all known or potential claims of the lenders, as well as a 1% equity interest in Newco, which may be increased, under certain circumstances, to a 2% equity interest in Newco along with, in such circumstances, the right to acquire up to an additional 17.5% of the equity of Newco.

Under the terms of the Lender Agreement, the Deed in Lieu Agreement is to be held in escrow by the Escrow Agent until the earlier of such time as the Company and its Operating Subsidiaries have completed their pursuit of the strategic alternatives described above or July 30, 2013, unless otherwise extended by the Administrative Agent.

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

As of March 31, 2013, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the March 31, 2013 consolidated balance sheet.

The consolidated financial statements that are included elsewhere in this report have been prepared assuming that the Company will continue as a going concern; however, the default of our Operating Subsidiaries under the Senior Debt Facility, the cessation of operations at the Fairmont ethanol facility, and our limited liquidity all raise substantial doubt about the Company’s ability to do so. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis for Consolidation

At March 31, 2013, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individual and investment funds who held 795,479 membership units in the LLC as of March 31, 2013 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the individual or investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

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

The Company installed corn oil extraction systems at its plant in Wood River in December 2011 and at its plant in Fairmont in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales in the first quarter of 2012. The corn oil produced at our plants is non-food grade and is used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. We market the corn oil produced in Wood River ourselves, although a portion is often sold to the same third party marketer that purchases our dried distillers grain from that facility. Most of the corn oil produced in Fairmont was being sold to a biodiesel producer under an off-take agreement.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2013 and March 31, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth net sales, expenses and net loss, as well as the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended March 31,
	2013		2012
	(dollars in thousands)
Net sales	$89,041	100.0%	$139,413	100.0%
Cost of goods sold	90,912	102.1	145,933	104.7
Gross loss	(1,871)	(2.1)	(6,520)	(4.7)
General and administrative expenses	3,031	3.4	2,735	2.0
Operating loss	(4,902)	(5.5)	(9,255)	(6.7)
Other income	1,459	1.6	—	(0.0)
Interest expense	(1,885)	(2.1)	(1,838)	(1.3)
Net loss	(5,328)	(6.0)	(11,093)	(8.0)
Less: Net loss attributable to the noncontrolling interest	693	0.8	1,685	1.2
Net loss attributable to BioFuel Energy Corp. common stockholders	$(4,635)	(5.2)%	$(9,408)	(6.8)%

The following table sets forth key operational data for the three months ended March 31, 2013 and March 31, 2012 that we believe are important indicators of our results of operations:

	Three Months Ended March 31,
	2013	2012
Ethanol sold (gallons, in thousands)	27,573.4	51,970.9
Dry distillers grains sold (tons, in thousands)	8.9	54.0
Wet distillers grains sold (tons, in thousands)	204.6	251.4
Corn oil sold (pounds, in thousands)	7,410.0	6,842.0
Corn Ground (bushels, in thousands)	9,758.8	18,855.6

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Sales:   Net Sales were $89.0 million for the three months ended March 31, 2013 compared to $139.4 million for the three months ended March 31, 2012, a decrease of $50.4 million or 36.2%. This decrease was primarily attributable to a decrease in ethanol revenues of $43.6 million and a decrease in co-products revenue of $6.8 million. The decrease in both ethanol and co-products revenue was primarily attributable to a decrease in the quantity of ethanol produced and sold, which was partially offset by higher per unit prices received for both our ethanol and co-products. Lower production and sales as compared to the prior year resulted from the continued shutdown of our Fairmont plant, which occurred in September 2012.

Cost of goods sold:   The following table sets forth the components of cost of goods sold for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013		2012
	Amount	Per Gallon of Ethanol	Amount	Per Gallon of Ethanol
	(amounts in thousands, except per gallon amounts)
Corn	$71,668	$2.60	$118,837	$2.29
Natural gas	2,371	$0.09	4,654	$0.09
Denaturant	1,119	$0.04	1,850	$0.04
Electricity	1,636	$0.06	3,292	$0.06
Chemicals and enzymes	1,944	$0.07	3,572	$0.07
General operating expenses	5,594	$0.20	7,198	$0.14
Depreciation	6,580	$0.24	6,530	$0.13
Cost of goods sold	$90,912		$145,933

Cost of goods sold was $90.9 million for the three months ended March 31, 2013 compared to $145.9 million for the three months ended March 31, 2012, a decrease of $55.0 million or 37.7%. The decrease was primarily attributable to a $47.2 million decrease in the cost of corn and a $2.3 million decrease in natural gas expense. The decrease in corn cost was primarily attributable to a decrease in the amount of corn ground as compared to the year ago period, resulting from the Fairmont plant shutdown. The decrease in natural gas expense resulted primarily from a decrease in the amount of production of dry distillers grain as compared to the year ago period, also due to the Fairmont plant shutdown. General operating expenses and depreciation increased on a per gallon of ethanol basis from the three months ended March 31, 2012 to the three months ended March 31, 2013. These costs are mostly fixed costs and therefore as production volumes decreased, their cost per gallon of ethanol increased.

General and administrative expenses:   General and administrative expenses did not change materially from the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Other income:   Other income was $1.5 million for the three months ended March 31, 2013. Other income relates to the subleasing of excess ethanol tanker cars that commenced in the second quarter of 2012.

Interest expense: Interest expense did not change materially from the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three months ended March 31, 2013 and March 31, 2012 are summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$819	$330
Investing activities	(499)	(581)
Financing activities	(28)	(3,201)
Net increase (decrease) in cash and equivalents	$292	$(3,452)

Cash provided by operating activities.   Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2013, compared to $0.3 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, the amount was primarily comprised of a net loss of $5.3 million, which was offset by non-cash charges of $7.3 million, which were primarily depreciation and amortization. For the three months ended March 31, 2012, the amount was primarily comprised of a net loss of $11.1 million which was offset by working capital sources of $3.9 million and non-cash charges of $7.5 million, which were primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.5 million for the three months ended March 31, 2013, compared to $0.6 million for the three months ended March 31, 2012. The net cash used in investing activities during both periods was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was nominal for the three months ended March 31, 2013, compared to $3.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2012, the amount was mostly comprised of our $3.2 million principal payment under our Senior Debt Facility. No such payment was made during the three months ended March 31, 2013.

The LLC’s principal source of liquidity at March 31, 2013 consisted of cash generated from its management services agreements between the LLC and our Operating Subsidiaries, which totals $0.3 million per month, and its cash and cash equivalents of $8.3 million. The LLC has no obligation to fund any of the Operating Subsidiaries cash flow needs. The Operating Subsidiaries principal source of liquidity at March 31, 2013 consisted of cash generated from operations and cash and cash equivalents of $1.3 million. The Operating Subsidiaries have also relied upon extensions of payment terms by Cargill as an additional source of liquidity and working capital. As of March 31, 2013, the Operating Subsidiaries owed Cargill $10.6 million for accounts payable related to corn purchases. Pursuant to an arrangement with Cargill, the Operating Subsidiaries have been permitted to extend corn payment terms beyond the $10.0 million contractual limit so long as the amounts Cargill owes the Operating Subsidiaries for ethanol exceed their accounts payable balance by an amount that is satisfactory to Cargill. This arrangement may be terminated by Cargill at any time on little or no notice, in which case the Operating Subsidiaries would need to use cash on hand or other sources of liquidity, if available, to fund their operations.

Our principal liquidity needs are expected to be funding our plant operations, capital expenditures and general corporate purposes. As noted elsewhere in this report, the Company incurred a net loss of $5.3 million during the three months ended March 31, 2013. We have had, and continue to have, limited liquidity. We cannot predict when or if crush spreads will fluctuate again or if the current commodity margins will improve or worsen. As described in “Overview” above, we idled our Fairmont facility in September 2012, and as described in “Liquidity and Going Concern Considerations” the Operating Subsidiaries have not made their regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility since September 28, 2012, which caused the Administrative Agent under the Senior Debt Facility to issue a notice of default.

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

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012, in an aggregate amount of $3.6 million. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Since the initial default the Operating Subsidiaries have not made any of the regularly-scheduled principal and interest payments, which through March 31, 2013 totaled $12.9 million.

On April 11, 2013, the Operating Subsidiaries entered into a Lender Agreement with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders have agreed to provide the Operating Subsidiaries with a grace period until July 30, 2013 to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants. This grace period is subject to the achievement of certain milestones, and may be extended at the sole discretion of the Administrative Agent. The Company has engaged Piper Jaffray & Co. to act as its financial advisor to assist us in exploring these strategic alternatives.

Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu Agreement, pursuant to which, among other things, the Operating Subsidiaries have agreed to transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to Newco, in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility. The Company has made a contingent payment into escrow of $938,000 for the anticipated payment of certain obligations and liabilities of the Operating Subsidiaries which are to be paid or assumed by Newco in conjunction with any such transfer. In conjunction with any such transfer, the Company would receive a full and final release of all known or potential claims of the lenders, as well as a 1% equity interest in Newco, which may be increased, under certain circumstances, to a 2% equity interest in Newco along with, in such circumstances, the right to acquire up to an additional 17.5% of the equity of Newco.

Under the terms of the Lender Agreement, the Deed in Lieu Agreement is to be held in escrow by the Escrow Agent until the earlier of such time as the Company and its Operating Subsidiaries have completed their pursuit of the strategic alternatives described above or July 30, 2013, unless otherwise extended by the Administrative Agent.

As of March 31, 2013, the Operating Subsidiaries had $170.5 million of principal indebtedness outstanding under the Senior Debt Facility. The entire amount outstanding under the Senior Debt Facility has been classified as a current liability in the March 31, 2013 consolidated balance sheet.

Interest rates on the Senior Debt Facility are, at management’s option, set at: i) a base rate, which is the higher of the federal funds rate plus 0.5% or the administrative agent’s prime rate, in each case plus a margin of 2.0%; or ii) at LIBOR plus 3.0%. Interest on base rate loans is payable quarterly and, depending on the LIBOR rate elected, as frequently as monthly on LIBOR loans, but no less frequently than quarterly. In addition, since the Operating Subsidiaries defaulted on their payments of principal and interest in September 2012, those unpaid balances have accrued interest at a penalty rate of 8.3%. The interest rate in effect on the borrowings at both March 31, 2013 and December 31, 2012 was 3.2%.

The Senior Debt Facility is secured by a first priority lien on all right, title and interest in and to the Wood River and Fairmont plants and any accounts receivable or property associated with those plants and a pledge of all of our equity interests in the Operating Subsidiaries. The Operating Subsidiaries have established collateral deposit accounts maintained by an agent of the banks, into which their revenues are deposited, subject to security interests to secure any outstanding obligations under the Senior Debt Facility. These funds are then allocated into various sweep accounts held by the collateral agent, including accounts that provide funds for the operating expenses of the Operating Subsidiaries. The collateral accounts have various provisions, including historical and prospective debt service coverage ratios and debt service reserve requirements, which determine whether there is, and the amount of, cash available to the LLC from the collateral accounts each month. The terms of the Senior Debt Facility also include covenants that impose certain limitations on, among other things, the ability of the Operating Subsidiaries to incur additional debt, grant liens or encumbrances, declare or pay dividends or distributions, conduct asset sales or other dispositions, merge or consolidate, and conduct transactions with affiliates. The terms of the Senior Debt Facility also include customary events of default including failure to meet payment obligations, failure to pay financial obligations when due, failure of the Operating Subsidiaries to remain solvent and failure to obtain or maintain required governmental approvals. Under the terms of separate management services agreements between our Operating Subsidiaries and the LLC, the Operating Subsidiaries were paying a monthly management fee of $884,000 to the LLC to cover salaries, rent, and other operating expenses of the LLC. Due to the Senior Debt Facility payment default, the lenders required the Operating Subsidiaries to reduce their monthly management fee to $260,000 per month effective October 2012.

Debt issuance fees and expenses of $7.9 million ($1.4 million, net of accumulated amortization as of March 31, 2013) have been incurred in connection with the Senior Debt Facility. These costs have been deferred and are being amortized and expensed as interest over the term of the Senior Debt Facility.

Capital lease

The operating subsidiary that constructed the Fairmont plant, has entered into an agreement with the local utility pursuant to which the utility has built and owns and operates a substation and distribution facility in order to supply electricity to the plant. The operating subsidiary is paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge is being accounted for as a capital lease in the accompanying financial statements. The agreement also includes a $25,000 monthly minimum energy charge that also began in the first quarter of 2008.

Notes payable

Notes payable relate to certain financing agreements in place at our Wood River facility. The operating subsidiary entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note requires ten annual payments of $58,000, including interest at 6.5% per annum, and matures in 2018. In addition, the operating subsidiary for the Wood River facility entered into a financing agreement in the fourth quarter of 2012 for the purchase of certain rolling stock equipment to be used at the facility for $208,000. This note requires 24 monthly payments of $9,000, including interest at 6.0% per annum, and matures in 2014.

Tax increment financing

In February 2007, the operating subsidiary that constructed the Wood River plant received $6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the operating subsidiary. The City of Wood River will pay the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note is 7.85%. The proceeds have been recorded as a liability which is reduced as the operating subsidiary remits property taxes to the City of Wood River, which began in 2008 and will continue through 2021. The LLC has guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River fails to make the required payments to the holder of the note or the operating subsidiary fails to make the required payments to the City of Wood River.

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

Recoverability of property, plant and equipment

The Company has two asset groups, its ethanol facility in Fairmont and its ethanol facility in Wood River, which are evaluated separately when considering whether the carrying value of these assets has been impaired. The Company continually monitors whether or not events or circumstances exist that would warrant impairment testing of its long-lived assets. In evaluating whether impairment testing should be performed, the Company considers several factors including the carrying value of its long-lived assets, projected production volumes at its facilities, projected ethanol and distillers grain prices that we expect to receive, and projected corn and natural gas costs we expect to incur. In the ethanol industry, operating margins, and consequently undiscounted future cash flows, are primarily driven by the crush spread. In the event that the crush spread is sufficiently depressed to result in negative operating cash flow at its facilities for an extended time period, the Company will evaluate whether an impairment of its long-lived assets may have occurred. Recoverability is measured by comparing the carrying value of an asset with estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. As of March 31, 2013, the Company performed an impairment evaluation of the recoverability of its long-lived assets due to marginal crush spreads. As a result of the impairment evaluation, it was determined that the future cash flows from the assets exceeded the carrying values, and therefore no further analysis was necessary and no impairment was recorded.

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

We expect that lower ethanol prices will tend to result in lower profit margins even when corn prices decrease due to the significance of fixed costs. The price of ethanol is subject to wide fluctuations due to domestic and international supply and demand, infrastructure, government policies, including subsidies and tariffs, and numerous other factors. Ethanol prices are extremely volatile. From April 1, 2011 to March 31, 2013, the Chicago Board of Trade (“CBOT”) ethanol prices have fluctuated from a low of $1.97 per gallon in June 2012 to a high of $3.07 per gallon in July 2011 and averaged $2.44 per gallon during this period.

We expect that lower distillers grain prices, as a relative value to corn, will tend to result in lower profit margins. The selling prices we realize for our distillers grain are largely determined by market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain is sold by the ton and can either be sold “wet” or “dry”.

We anticipate that higher corn prices will tend to result in lower profit margins, as it is unlikely that such an increase in costs can be passed on to ethanol customers. The availability as well as the price of corn is subject to wide fluctuations due to weather, carry-over supplies from the previous year or years, current crop yields, government agriculture policies, international supply and demand and numerous other factors. Using recent corn prices of $7.20 per bushel, we estimate that corn will represent approximately 84% of our operating costs. Historically, the spot price of corn tends to rise during the spring planting season in April and May and tends to decrease during the fall harvest in October and November. From April 1, 2011 to March 31, 2013, the CBOT price of corn has fluctuated from a low of $5.56 per bushel in June 2012 to a high of $8.31 per bushel in August 2012 and averaged $6.92 per bushel during this period.

Higher natural gas prices will tend to reduce our profit margin, as it is unlikely that such an increase in costs can be passed on to ethanol customers. Natural gas prices and availability are affected by weather, overall economic conditions, oil prices and numerous other factors. Using recent corn prices of $7.20 per bushel and recent natural gas prices of $4.00 per Mmbtu, we estimate that natural gas will represent approximately 4% of our operating costs. Historically, the spot price of natural gas tends to be highest during the heating and cooling seasons and tends to decrease during the spring and fall. From April 1, 2011 to March 31, 2013, the New York Mercantile Exchange (“NYMEX”) price of natural gas has fluctuated from a low of $1.91 per Mmbtu in April 2012 to a high of $4.85 per Mmbtu in June 2011 and averaged $3.32 per Mmbtu during this period.

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

We have prepared a sensitivity analysis as set forth below to estimate our exposure to market risk with respect to our projected corn and natural gas requirements and our ethanol and distillers grain sales for the last nine months of 2013. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in each of our four primary commodities, independently, based on current prices as of March 31, 2013, excluding activity we may undertake related to forward and futures contracts used to hedge our market risk. The following amounts reflect the Operating Subsidiaries expected 2013 production, which assumes that our Wood River plant is operating the entire year and our Fairmont plant resumes normal operations in October 2013. Actual results may vary from these amounts due to various factors including significant increases or decreases in the Operating Subsidiaries production capacity during the last nine months of 2013.

	Volume	Units	Price per Unit at March 31, 2013	Hypothetical Adverse Change in Price	Change in Nine Months Ended December 31, 2013 Pre-tax Income
	(in millions)				(in millions)
Ethanol	114.7	Gallons	$2.50	10%	$(28.7)
Dry Distillers	0.1	Tons	$255.00	10%	$(2.6)
Wet Distillers	0.6	Tons	$86.00	10%	$(5.2)
Corn	40.6	Bushels	$7.20	10%	$(29.2)
Natural Gas	2.9	Mmbtu	$4.00	10%	$(1.2)

We are subject to interest rate risk in connection with our Senior Debt Facility. Under the facility, our bank borrowings bear interest at a floating rate based, at our option, on LIBOR or an alternate base rate. As of March 31, 2013, we had borrowed $170.5 million under our Senior Debt Facility. A hypothetical 100 basis points increase in interest rates under our Senior Debt Facility would result in an increase of $1,705,000 on our annual interest expense.

At March 31, 2013, we had $9.6 million of cash and cash equivalents invested in both standard cash accounts and money market mutual funds held at three financial institutions, which is in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS

Number	Description
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
10.1	Agreement dated as of April 11, 2013, by and among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, the financial institutions party thereto and First National Bank of Omaha, a national banking association, as Escrow Agent and as administrative agent and collateral agent under that certain Credit Agreement dated as of September 25, 2006 referred to therein. *
10.2	Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions, dated as of April 11, 2013, among BFE Operating Company, LLC, Buffalo Lake Energy, LLC, Pioneer Trail Energy, LLC, the financial institutions party thereto and First National Bank of Omaha, a national banking association, as administrative agent and collateral agent under that certain Credit Agreement dated as of September 25, 2006 referred to therein.
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Press Release Announcing Results for the First Quarter of 2013.

* Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.,

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: May 14, 2013	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: May 14, 2013	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

