Form 10-K
period 2013-12-31
BioFuel Energy Corp.
filed 2014-03-26
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Broadway, Suite 1740	80202
Denver, Colorado
(Address of principal executive offices)	(Zip Code)

(303) 640-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Capital Market

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $9,082,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 14, 2014
Common Stock, par value $0.01 per share	5,442,104 shares, net of 40,481 shares held in treasury
Class B Common Stock, par value $0.01 per share	795,479 shares

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

Certain information included in this report or other materials filed or to be filed by BioFuel Energy Corp. (the “Company”, “we”, “our”, or “us”) with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

BioFuel Energy Corp. (“we” or “the Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a shell company under federal securities laws and a holding company with no operations of our own. We are the sole managing member of the LLC, which is itself a holding company and indirectly owned all of our former operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries.  The Company operated two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota from June 2008 through November 2013, which produced and sold ethanol and its related co-products, primarily distillers grain and corn oil.

The Company’s ethanol plants were owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”).  Those Operating Subsidiaries were party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acted as Administrative Agent and Collateral Agent, and substantially all of the assets of the Operating Subsidiaries were pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC was a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, were pledged as collateral under the Senior Debt Facility.

In the third quarter of 2012, due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012. As a result, the Operating Subsidiaries received a Notice of Default from the Administrative Agent on behalf of the lenders under the Senior Debt Facility.   On April 11, 2013, the Operating Subsidiaries entered into a Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions (the “Deed in Lieu Agreement”), pursuant to which, among other things, the Operating Subsidiaries would transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to certain designees of the Administrative Agent and the lenders (“Newco”), in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility.

On November 22, 2013, the Administrative Agent delivered written notice to the Escrow Agent directing the Escrow Agent to consummate the transfers under the Deed in Lieu Agreement, and the Company’s ethanol plants and all related assets were transferred to Newco, which simultaneously sold them to Green Plains Renewable Energy, Inc. (“Green Plains”).  On November 25, 2013, the Company and certain of its subsidiaries entered into an Undertaking and Release Agreement dated as of November 22, 2013 (the “Release Agreement”) with the Administrative Agent and Collateral Agent under the Senior Debt Facility.  Under the terms of the Release Agreement, the lenders paid to the Company an aggregate amount of $3,330,000 in full satisfaction of any obligations of the lenders to the Company under the Deed in Lieu Agreement.

At December 31, 2013, the Company retained approximately $10.8 million in net cash on its balance sheet, net of certain accrued obligations, including severance obligations to certain corporate employees under the Company’s Change of Control Plan.  As of December 31, 2013, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $178.2 million which have been fully reserved against.  The Company has not yet determined whether, or how, it might utilize its NOL’s or whether, or how, it might reinvest its remaining cash in another enterprise or return such cash to its shareholders in a dissolution and liquidation or other transaction.  In the meantime, the Company is providing engineering and/or business consulting services to a variety of next generation biofuel and bio-chemical companies with a view towards assisting them in overcoming the challenges of scaling their technologies from demonstration to commercial scale.  These services are expected to provide a negligible amount of revenue in 2014.

Employees

As of March 1, 2014, we retained 7 full-time employees at our corporate offices in Denver, Colorado.  None of these employees are subject to a collective bargaining agreement.

Organizational structure

Company history

BioFuel Energy Corp. was incorporated as a Delaware corporation in April 2006. BioFuel Energy Corp. has not engaged in any business or other activities except in connection with its formation and its holding of interests in BioFuel Energy, LLC. Between January 2005 and its incorporation, various predecessor companies were engaged in the financing, development and construction of our two ethanol plants, which were disposed of in November 2013.

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

At December 31, 2013, we owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. There were 5,482,585 shares of our common stock and 795,479 shares of our Class B common stock issued and outstanding as of December 31, 2013. The Class B common shares are held by the same individual and investment funds who held 795,479 membership units in the LLC as of December 31, 2013.

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

The holders of membership units in the LLC, including BioFuel Energy Corp., will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of the LLC. Net profits and net losses of the LLC will generally be allocated to its members, including BioFuel Energy Corp., the managing member, pro rata in accordance with the percentages of their respective membership units. Because BioFuel Energy Corp. owned approximately 87.3% of the total membership units in the LLC at December 31, 2013, BioFuel Energy Corp. was allocated approximately 87.3% of the net losses of the LLC. The remaining net losses were allocated to the other holders of membership interests in the LLC. These percentages are subject to change, including upon an exchange of membership units for shares of our common stock and upon issuance of additional shares to the public. The amended limited liability company agreement provides for cash distributions to the holders of membership units of the LLC if BioFuel Energy Corp. determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the amended limited liability company agreement, we will generally intend to cause the LLC to make cash distributions to the holders of its membership units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the LLC allocable to such holders of membership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

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

Risks relating to the ownership of our common stock

We are a “shell company” under the federal securities laws, which will subject us to additional costs and disclosure requirements.

Under Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) any company with nominal operations and assets consisting of cash and nominal other assets is a shell company. We are a shell company under the federal securities laws.

As a shell company, applicable securities rules prohibit us from using (i) a Form S-8 registration statement to register securities pursuant to employee compensation plans for so long as we are a shell company and for a period of 60 days thereafter and (ii) Form S-3 for the registration of a primary offering of securities for so long as we are a shell company and for 12 months thereafter. The inability to utilize registration statements on Forms S-8 and S-3 would likely increase our cost to register securities in the future. Additionally, the loss of the use of Forms S-3 and S-8 may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients, and our status as a shell company may make investments in our securities less attractive to investors.

Form 8-K requires that we provide detailed disclosure upon completion of a transaction that causes us to cease being a shell company. To the extent that we acquire a business in the future, we must file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following the completion of such transaction. To the extent that we are required to comply with additional disclosure because of our shell company status, we may be delayed in executing a merger or acquiring assets that would cause us to cease being a shell company.

The existing market for our common stock is illiquid, and we do not know whether a liquid trading market will develop.

Although our common stock is listed on the Nasdaq Capital Market, the trading market is relatively illiquid. As of December 31, 2013, there were approximately 5.4 million shares of our common stock, excluding treasury shares, and 0.8 million shares of our Class B common stock issued and outstanding, of which approximately 52.8% were held by certain of our “affiliates”. As a result, there are relatively few shares in publicly traded hands, there are few institutional stockholders other than those controlled by certain of our affiliates and we do not receive a significant amount of analyst coverage. An illiquid market will limit your ability to resell shares of our common stock.

Our common stock could be delisted from the Nasdaq Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “BIOF.” The listing standards of Nasdaq provide, among other things, that Nasdaq has broad discretionary authority over the initial and continued listing of securities in Nasdaq. Under Nasdaq Listing Rule 5101, Nasdaq may use such discretion to suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for continued listing on Nasdaq.

The Nasdaq listing staff has informed us that our suitability for continued listing on the Nasdaq Capital Market is under review pursuant to Nasdaq Listing Rule 5101. If Nasdaq were to determine that listing of our common stock on the Nasdaq Capital Market is inadvisable or unwarranted due to our status as a shell company under the federal securities laws, our common stock could be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the over-the-counter bulletin board network could adversely affect the liquidity of our common stock. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the loss of potential investor interest and fewer business development opportunities.

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

Our certificate of incorporation provides that the holders of shares of our Class B common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of December 31, 2013, certain affiliates of Greenlight Capital, Inc., with respect to the Class B common stock and common stock held by them, and certain affiliates of Third Point LLC, with respect to the common stock held by them, respectively, controlled approximately 35.4% and 17.4% of the voting power of BioFuel Energy Corp. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock.

We have not paid any dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash for general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Risks relating to our organizational structure

Our only material asset is our interest in BioFuel Energy, LLC, and we are accordingly dependent upon distributions from BioFuel Energy, LLC to pay dividends, taxes and other expenses.

BioFuel Energy Corp. is a holding company and has no material assets other than its ownership of membership units in the LLC. BioFuel Energy Corp. has no independent means of generating revenue.  To the extent that BioFuel Energy Corp. needs funds, and the LLC is restricted from making such distributions under applicable law or regulations, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially harmed.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of prior or future acquisitions of our common stock.

As of December 31, 2013 we reported federal net operating loss (“NOL”) carryforwards of approximately $178.2 million, which will begin to expire if not used by December 31, 2028. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized for any reason. Our financial statements currently provide a valuation allowance against our NOL carryforwards.

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

After an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our post-change taxable income that may be offset by our pre-change Tax Attributes. The limitation imposed by Section 382 for any post-change year is generally determined by multiplying the value of our common stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years. In addition, the limitation may be increased under certain circumstances by any “built-in gain” in our assets at the time of the ownership change. It is unclear whether all or a portion of our Tax Attributes are or will be subject to a limitation under Section 382 of the Code as a result of prior or future acquisitions of our common stock by 5-percent shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our corporate offices are located at 1600 Broadway, Suite 1740, Denver, Colorado, where we currently lease approximately 9,000 square feet of office space.

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

Year ended December 31, 2012	High	Low
First Quarter	$17.00	$12.00
Second Quarter	$12.60	$3.56
Third Quarter	$10.21	$2.24
Fourth Quarter	$7.31	$3.68

Year ended December 31, 2013	High	Low
First Quarter	$6.73	$4.15
Second Quarter	$5.15	$3.08
Third Quarter	$4.23	$3.35
Fourth Quarter	$3.65	$1.45

On March 14, 2014, the closing price of our common stock was $3.32. On March 14, 2014, there were approximately 17 stockholders of record of our common stock and 4 stockholders of record of our Class B common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 14, 2014, there were 5,442,104 common shares outstanding, net of 40,481 shares held in treasury, and 795,479 Class B common shares outstanding.

Dividend Policy

We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash for general corporate purposes.  Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board of Directors deems relevant.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of BioFuel Energy Corp. as of December 31, 2013 and 2012 and for the years then ended has been derived from the audited consolidated financial statements of BioFuel Energy Corp. included elsewhere in this Form 10-K.

You should read the selected historical financial data in conjunction with the information included under the heading “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and accompanying notes included in this Form 10-K.

	Years Ended December 31,
	2013	2012
	(in thousands, except
	per share amounts)
Statement of Operations Data
General and administrative expenses:
Compensation expense	$(8,107)	$(4,283)
Other	(1,636)	(1,807)
Operating loss	(9,743)	(6,090)
Other expense	(3)	—
Loss from continuing operations before income taxes	(9,746)	(6,090)
Income tax provision (benefit)	—	—
Loss from continuing operations	(9,746)	(6,090)
Discontinued operations:
Loss from discontinued operations	(11,885)	(40,232)
Loss on disposal of plants	(24,019)	—
Income tax provision (benefit)	—	—
Loss from discontinued operations	(35,904)	(40,232)
Net loss	(45,650)	(46,322)
Less: Net loss from continuing operations attributable to noncontrolling interest	1,375	852
Less: Net loss from discontinued operations attributable to the noncontrolling interest	5,067	5,627
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,208)	$(39,843)

Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(8,371)	$(5,238)
Loss from discontinued operations	(30,837)	(34,605)
Net loss attributable to BioFuel Energy Corp.	$(39,208)	$(39,843)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(1.57)	$(1.01)
Discontinued operations	(5.77)	(6.64)
	$(7.34)	$(7.65)

Weighted average shares outstanding-basic and fully diluted	5,345	5,208

	December 31,
	2013	2012
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$12,605	$8,554
Current assets	15,129	11,754
Non-current assets	93	2,301
Assets held for sale	432	236,368
Total assets	15,654	250,423
Current liabilities	4,312	163
Non-current assets	—	6
Liabilities held for sale	289	195,144
Total liabilities	4,601	195,313
Noncontrolling interest	(7,562)	(1,120)
BioFuel Energy Corp. stockholders’ equity	18,615	56,230
Total liabilities and equity	15,654	250,423

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

Overview

BioFuel Energy Corp. (“we” or “the Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a shell company under federal securities laws and a holding company with no operations of our own. We are the sole managing member of the LLC, which is itself a holding company and indirectly owned all of our former operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries.  The Company operated two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota from June 2008 through November 2013, which produced and sold ethanol and its related co-products, primarily distillers grain and corn oil.  Each of these plants had an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”).

The Company’s ethanol plants were owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”).  Those Operating Subsidiaries were party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acted as Administrative Agent and Collateral Agent, and substantially all of the assets of the Operating Subsidiaries were pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC was a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, were pledged as collateral under the Senior Debt Facility.

In the third quarter of 2012, due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012. As a result, the Operating Subsidiaries received a Notice of Default from the Administrative Agent on behalf of the lenders under the Senior Debt Facility.  Following this initial default, the Operating Subsidiaries did not made any of the subsequent regularly-scheduled quarterly principal and interest payments.

On April 11, 2013, the Operating Subsidiaries entered into a definitive agreement (the “Lender Agreement”) with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders agreed to provide the Operating Subsidiaries with a period of time to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants.  Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions (the “Deed in Lieu Agreement”), pursuant to which, among other things, the Operating Subsidiaries would transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to certain designees of the Administrative Agent and the lenders (“Newco”), in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility.

On November 5, 2013, the Company was notified by the lenders under the Senior Debt Facility and Green Plains Renewable Energy, Inc. (“Green Plains”) that a definitive agreement has been entered into for the lenders to sell the Company’s ethanol plants plus working capital to Green Plains.  On November 22, 2013, the Administrative Agent delivered written notice to the Escrow Agent directing the Escrow Agent to consummate the transfers under the Deed in Lieu Agreement, resulting in the Company’s ethanol plants and all related assets being transferred to Newco in full satisfaction of all outstanding obligations under the Senior Debt Facility.  Newco simultaneously sold the ethanol plants to Green Plains.  On November 25, 2013, the Company and certain of its subsidiaries entered into an Undertaking and Release Agreement dated as of November 22, 2013 (the “Release Agreement”) with First National Bank of Omaha, as Administrative Agent and Collateral Agent under the Senior Debt Facility.  Under the terms of the Release Agreement, the lenders paid to the Company an aggregate amount of $3,330,000 in full satisfaction of any obligations of the lenders to the Company under the Deed in Lieu Agreement. Of the $3,330,000 the Company received from the lenders under the Release Agreement, $938,000 was accounted for as a return of a deposit previously posted with the lenders and $650,000 was accounted for as past accrued management fees paid, thereby resulting in net cash consideration received of $1,742,000.

At December 31, 2013, the Company retained approximately $10.8 million in net cash on its balance sheet, net of certain accrued obligations, including severance obligations to certain corporate employees under the Company’s Change of Control Plan.  As of December 31, 2013, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $178.2 million which have been fully reserved against.  The Company has not yet determined whether, or how, it might utilize its NOL’s or whether, or how, it might reinvest its remaining cash in another enterprise or return such cash to its shareholders in a dissolution and liquidation or other transaction.  In the meantime, the Company is providing engineering and/or business consulting services to a variety of next generation biofuel and bio-chemical companies with a view towards assisting them in overcoming the challenges of scaling their technologies from demonstration to commercial scale.  These services are expected to provide a negligible amount of revenue in 2014.

Revenues

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, our primary source of revenue was the sale of ethanol. The selling prices we realized for our ethanol were largely determined by a variety of factors over which we had little control, and were extremely volatile.  Ethanol revenues were recorded net of transportation and storage charges, and net of marketing commissions we paid to Cargill Inc. (“Cargill”).

We also received revenue from the sale of distillers grain, which was a residual co-product of the processed corn used in the production of ethanol and was sold as animal feed. The selling prices we realized for our distillers grain were largely determined by the market supply and demand, primarily from livestock operators and marketing companies in the U.S. and internationally. Distillers grain was sold by the ton and, based upon the amount of moisture retained in the product, was either sold “wet” or “dry”.

The Company had installed corn oil extraction systems at each of the plants, which was completed in Wood River in December 2011 and in Fairmont in January 2012. Both Operating Subsidiaries began generating revenues from corn oil sales in the first quarter of 2012. The corn oil produced at our plants was non-food grade and was used primarily as a feedstock for the production of biodiesel and as an animal feed ingredient. We marketed the corn oil produced in Wood River ourselves, although a portion was often sold to the same third party marketer that purchased our dried distillers grain from that facility. Most of the corn oil produced in Fairmont was being sold to a biodiesel producer under an off-take agreement.

Cost of goods sold and gross profit (loss)

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, our gross profit (loss) was derived from our revenues less our cost of goods sold. Our cost of goods sold was affected primarily by the cost of corn and natural gas, with corn being our most significant raw material cost. Rising corn prices usually resulted in lower profit margins because changes in ethanol prices were not necessarily correlated with changes in corn prices and therefore producers were not always able to pass along increased corn costs to customers. We also purchased natural gas to power steam generation in our ethanol production process and as fuel for our dryers to dry our distillers grain. Natural gas represented our second largest operating cost after corn, and natural gas prices were volatile.  Corn procurement fees paid to Cargill were included in our cost of goods sold. Other cost of goods sold primarily consisted of our cost of chemicals and enzymes, electricity, depreciation, manufacturing overhead and rail car lease expense.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the years ended December 31, 2013 and 2012. The discontinued operations relates to the operations associated with our two ethanol plants that were disposed of on November 22, 2013.  This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

At December 31, 2013, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations.

The following table sets forth general and administrative expenses, loss from continuing operations, and loss from discontinued operations (in thousands):

	Years Ended December 31,
	2013	2012
General and administrative expenses:
Compensation expense	$(8,107)	$(4,283)
Other	(1,636)	(1,807)
Operating loss	(9,743)	(6,090)
Other expense	(3)	—
Loss from continuing operations	(9,746)	(6,090)
Discontinued operations:
Loss from discontinued operations	(11,885)	(40,232)
Loss on disposal of plants	(24,019)	—
Loss from discontinued operations	(35,904)	(40,232)
Net loss	(45,650)	(46,322)
Less: Net loss from continuing operations attributable to noncontrolling interest	1,375	852
Less: Net loss from discontinued operations attributable to the noncontrolling interest	5,057	5,627
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,208)	$(39,843)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

General and administrative expenses:   General and administrative expenses increased $3.6 million or 59.0%, to $9.7 million for the year ended December 31, 2013, as compared to $6.1 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in compensation expense resulting from the accrual of severance payments totaling $4.2 million at the end of 2013, due to the disposition of the Company’s ethanol plants.

Loss from discontinued operations:   Loss from discontinued operations was $11.9 million for the year ended December 31, 2013 compared to $40.2 million for the year ended December 31, 2012, a decrease of $28.3 million or 70.4%. The decrease from 2012 to 2013 was primarily attributable to a decrease in the gross loss of $24.0 million, resulting from an improved “crush spread”, which is the difference between the price received for ethanol versus the price paid for corn. From 2012 to 2013 revenues decreased $164.9 million while cost of goods sold decreased $188.9 million, thereby resulting in a $24.0 million decrease in the gross loss. Revenues decreased primarily due to lower sales volumes, as the Fairmont plant was idle for all of 2013, which were partially offset by an increase in per unit prices received for both our ethanol and co-products. Cost of goods sold decreased primarily due to a decrease in the price paid for corn, which was the primary cost input.

Loss on disposal of plants:   Loss on disposal of plants for the year ended December 31, 2013 of $24.0 million related to the write-off of the Operating Subsidiaries’ assets and liabilities resulting from the disposition of the ethanol plants in November 2013.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the years ended December 31, 2013 and 2012 are summarized below (in thousands):

	Years Ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$13,220	$1,453
Investing activities	(9,512)	(843)
Financing activities	(159)	(6,426)
Net increase (decrease) in cash and cash equivalents	$3,549	$(5,816)

Cash provided by operating activities.   Net cash provided by operating activities was $13.2 million for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012.  For the year ended December 31, 2013, the amount was primarily comprised of a net loss of $45.7 million that was offset by working capital sources of $7.9 million and non-cash charges of $51.0 million, which was primarily depreciation and amortization of $25.3 million and loss on disposal of plants of $24.0 million. Working capital sources primarily related to an increase in other current liabilities of $10.2 million.  For the year ended December 31, 2012, the amount was primarily comprised of a net loss of $46.3 million that was offset by working capital sources of $18.0 million and non-cash charges of $29.8 million, which was primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $9.5 million for the year ended December 31, 2013, compared to $0.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, the amount was comprised of $2.4 million for capital expenditures for various plant improvement projects and $8.8 million given to the lenders related to the disposition of the plants, which was offset by $1.7 million of proceeds related to the payment made by the lenders to the Company under the terms of the Release Agreement.  For the year ended December 31, 2012, the amount was for capital expenditures related to various plant improvement projects.

Cash used in financing activities.   Net cash used in financing activities was $0.2 million for the year ended December 31, 2013, compared to $6.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, the amount was comprised of $0.2 million in principal payments of notes payable and capital leases. For the year ended December 31, 2012, the amount was comprised of $6.3 million in principal payments under our Senior Debt Facility and $0.1 million in payments of notes payable and capital leases.

The LLC’s principal source of liquidity at December 31, 2013 was its cash and cash equivalents of $12.9 million. Due to the disposition of our plants, our principal liquidity needs are expected to be funding general corporate expenses.

Summary of critical accounting policies and significant estimates

The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States. Note 3 to these consolidated financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2013, we had $12.9 million of cash and cash equivalents invested in standard cash accounts held at two financial institutions, which is in excess of FDIC insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements of BioFuel Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BioFuel Energy Corp.

We have audited the accompanying consolidated balance sheets of BioFuel Energy Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioFuel Energy Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 26, 2014

BioFuel Energy Corp.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,605	$8,554
Prepaid expenses	124	126
Deposits	2,361	3,074
Other current assets	39	—
Total current assets	15,129	11,754
Non-current assets:
Property, plant and equipment, net	71	106
Other assets	22	2,195
Total non-current assets	93	2,301
Assets held for sale	432	236,368
Total assets	$15,654	$250,423
Liabilities and equity
Current liabilities:
Accounts payable	$50	$27
Current portion of long-term debt	—	4
Other current liabilities	4,262	132
Total current liabilities	4,312	163
Non-current liabilities:
Long-term debt, net of current portion	—	6
Total non-current liabilities	—	6
Liabilities held for sale	289	195,144
Total liabilities	4,601	195,313
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,482,585 shares outstanding at December 31, 2013 and 5,483,773 shares outstanding at December 31, 2012	54	54
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at December 31, 2013 and December 31, 2012	8	8
Less common stock held in treasury, at cost, 40,481 shares at December 31, 2013 and December 31, 2012	(4,316)	(4,316)
Additional paid-in capital	191,197	189,604
Accumulated deficit	(168,328)	(129,120)
Total BioFuel Energy Corp. stockholders’ equity	18,615	56,230
Noncontrolling interest	(7,562)	(1,120)
Total equity	11,053	55,110
Total liabilities and equity	$15,654	$250,423

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
General and administrative expenses:
Compensation expense	$(8,107)	$(4,283)
Other	(1,636)	(1,807)
Operating loss	(9,743)	(6,090)
Other expense	(3)	—
Loss from continuing operations before income taxes	(9,746)	(6,090)
Income tax provision (benefit)	—	—
Loss from continuing operations	(9,746)	(6,090)
Discontinued operations:
Loss from discontinued operations	(11,885)	(40,232)
Loss on disposal of plants	(24,019)	—
Income tax provision (benefit)	—	—
Loss from discontinued operations	(35,904)	(40,232)
Net loss	(45,650)	(46,322)
Less: Net loss from continuing operations attributable to noncontrolling interest	1,375	852
Less: Net loss from discontinued operations attributable to the noncontrolling interest	5,067	5,627
Net loss attributable to BioFuel Energy Corp. common stockholders	$(39,208)	$(39,843)

Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(8,371)	$(5,238)
Loss from discontinued operations	(30,837)	(34,605)
Net loss attributable to BioFuel Energy Corp.	$(39,208)	$(39,843)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(1.57)	$(1.01)
Discontinued operations	(5.77)	(6.64)
	$(7.34)	$(7.65)

Weighted average shares outstanding-basic and fully diluted	5,345	5,208

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Changes in Equity
Years Ended December 31, 2013 and December 31, 2012
(in thousands, except share data)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	5,270,848	$53	931,154	$9	$(4,316)	$187,841	$(89,277)	$94,310	$5,632	$99,942
Stock-based compensation	—	—	—	—	—	1,490	—	1,490	—	1,490
Exchange of Class B shares to common	135,675	1	(135,675)	(1)	—	273	—	273	(273)	—
Issuance of restricted stock, (net of forfeitures)	77,250	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,843)	(39,843)	(6,479)	(46,322)
Balance at December 31, 2012	5,483,773	$54	795,479	$8	$(4,316)	$189,604	$(129,120)	$56,230	$(1,120)	$55,110
Stock-based compensation	—	—	—	—	—	1,593	—	1,593	—	1,593
Issuance of restricted stock, (net of forfeitures)	(1,188)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,208)	(39,208)	(6,442)	(45,650)
Balance at December 31, 2013	5,482,585	$54	795,479	$8	$(4,316)	$191,197	$(168,328)	$18,615	$(7,562)	$11,053

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(45,650)	$(46,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of plants	24,019	—
Depreciation and amortization	25,337	28,300
Stock-based compensation expense	1,593	1,490
Changes in operating assets and liabilities:
Accounts receivable	1,481	4,335
Inventories	1,764	12,745
Prepaid expenses	474	1,266
Accounts payable	(8,468)	2,276
Other current liabilities	10,800	508
Other assets and liabilities	1,870	(3,145)
Net cash provided by operating activities	13,220	1,453
Cash flows from investing activities
Purchases of property, plant and equipment	(2,412)	(843)
Proceeds from disposition of plants	1,742	—
Payment on disposition of plants	(8,842)	—
Net cash used in investing activities	(9,512)	(843)
Cash flows from financing activities
Repayment of debt	—	(6,300)
Repayment of notes payable and capital leases	(159)	(126)
Net cash used in financing activities	(159)	(6,426)
Net increase (decrease) in cash and cash equivalents	3,549	(5,816)
Cash and cash equivalents, beginning of period	9,323	15,139
Cash and cash equivalents, end of period	$12,872	$9,323
Cash paid for income taxes	$7	$6
Cash paid for interest	$384	$4,283
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during period	$—	$4

The accompanying notes are an integral part of these financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1.	Organization, Nature of Business, and Basis of Presentation

Organization, Nature of Business, and Basis of Presentation

BioFuel Energy Corp. (“we” or “the Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a shell company under federal securities laws a holding company with no operations of our own. We are the sole managing member of the LLC, which is itself a holding company and indirectly owned all of our former operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries.  The Company operated two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota from June 2008 through November 2013, which produced and sold ethanol and its related co-products, primarily distillers grain and corn oil.  Each of these plants had an undenatured nameplate production capacity of approximately 110 million gallons per year (“Mmgy”).

The Company’s ethanol plants were owned and operated by the operating subsidiaries of the LLC (the “Operating Subsidiaries”).  Those Operating Subsidiaries were party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, for which First National Bank of Omaha acted as Administrative Agent and Collateral Agent, and substantially all of the assets of the Operating Subsidiaries were pledged as collateral under the Senior Debt Facility. Neither the Company nor the LLC was a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, were pledged as collateral under the Senior Debt Facility.

In the third quarter of 2012, due to our limited and declining liquidity, our Board of Directors determined that, in order to preserve cash at the LLC, the Operating Subsidiaries would not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012. As a result, the Operating Subsidiaries received a Notice of Default from the Administrative Agent on behalf of the lenders under the Senior Debt Facility.   Following this initial default, the Operating Subsidiaries did not made any of the subsequent regularly-scheduled quarterly principal and interest payments.

On April 11, 2013, the Operating Subsidiaries entered into a definitive agreement (the “Lender Agreement”) with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders agreed to provide the Operating Subsidiaries with a period of time to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants.  Simultaneously with the execution of the Lender Agreement, the Operating Subsidiaries, the Administrative Agent and the lenders under the Senior Debt Facility also entered into a Deed in Lieu of Foreclosure Agreement and Joint Escrow Instructions (the “Deed in Lieu Agreement”), pursuant to which, among other things, the Operating Subsidiaries would transfer ownership of their respective ethanol plants, including the underlying real property, personal property and all material contracts used to operate the plants, to certain designees of the Administrative Agent and the lenders (“Newco”), in full satisfaction of all outstanding obligations under the Senior Debt Facility and in lieu of the Administrative Agent and the lenders exercising their rights and remedies under the Senior Debt Facility.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

1.	Organization, Nature of Business, and Basis of Presentation – (continued)

On November 5, 2013, the Company was notified by the lenders under the Senior Debt Facility and Green Plains Renewable Energy, Inc. (“Green Plains”) that a definitive agreement has been entered into for the lenders to sell the Company’s ethanol plants plus working capital to Green Plains.  On November 22, 2013, the Administrative Agent delivered written notice to the Escrow Agent directing the Escrow Agent to consummate the transfers under the Deed in Lieu Agreement, resulting in the Company’s ethanol plants and all related assets being transferred to Newco in full satisfaction of all outstanding obligations under the Senior Debt Facility.  Newco simultaneously sold the ethanol plants to Green Plains.  On November 25, 2013, the Company and certain of its subsidiaries entered into an Undertaking and Release Agreement dated as of November 22, 2013 (the “Release Agreement”) with First National Bank of Omaha, as Administrative Agent and Collateral Agent under the Senior Debt Facility.  Under the terms of the Release Agreement, the lenders paid to the Company an aggregate amount of $3,330,000 in full satisfaction of any obligations of the lenders to the Company under the Deed in Lieu Agreement.

The Company has not yet determined whether, or how, it might reinvest its remaining cash in another enterprise or return such cash to its shareholders in a liquidation or other transaction.  The accompanying consolidated financial statements have accounted for the disposition of the ethanol plants as discontinued operations. Prior year amounts have been reclassified to reflect the disposition of the ethanol plants being accounted for as discontinued operations.

At December 31, 2013, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. The Class B common shares of the Company are held by the same individual and investment funds who held 795,479 membership units in the LLC as of December 31, 2013 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the individual or investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets. Holders of shares of Class B common stock have no economic rights but are entitled to one vote for each share held. Shares of Class B common stock are retired upon exchange of the related membership units in the LLC.

2.	Discontinued Operations – Disposal of Ethanol Plants

As described in Note 1, on November 22, 2013, the Company disposed of its ownership in its two ethanol plants.  The operating loss until the date of disposal and the loss from disposal of assets and liabilities classified as held for sale is summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012
Net sales	$298,429	$463,280
Cost of goods sold	304,957	493,901
Gross loss	(6,528)	(30,621)
General and administrative expenses	6,150	3,778
Operating loss	(12,678)	(34,399)
Other income (expense):
Other income	7,850	1,442
Interest expense	(7,057)	(7,275)
Loss before loss on disposal of plants and income taxes	(11,885)	(40,232)
Loss on disposal of plants	(24,019)	—
Income tax provision (benefit)	—	—
Loss from discontinued operations	$(35,904)	$(40,232)

The carrying amounts of the assets and liabilities of the ethanol plants is summarized as follows (in thousands):

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$267	$769
Accounts receivable	—	9,256
Inventories	—	13,443
Prepaid expenses	1	756
Other current assets	164	78
Total current assets	432	24,302
Non-current assets:
Property, plant and equipment, net	—	209,539
Debt issuance costs, net	—	1,739
Other assets	—	788
Total non-current assets	—	212,066
Assets held for sale	$432	$236,368

Current liabilities:
Accounts payable	$289	$11,611
Current portion of long-term debt	—	170,630
Current portion of tax increment financing	—	399
Other current liabilities	—	2,368
Total current liabilities	289	185,008
Non-current liabilities:
Long-term debt, net of current portion	—	2,789
Tax increment financing, net of current portion	—	4,275
Other non-current liabilities	—	3,072
Total non-current liabilities	—	10,136
Liabilities held for sale	$289	$195,144

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

The carrying amount of the net assets of the ethanol plants recognized at the date of disposal, November, 22, 2013, were as follows (in thousands):

Current assets:
Accounts receivable	$7,775
Inventories	11,679
Prepaid expenses	283
Deposits	1,288
Total current assets	21,025
Non-current assets:
Property, plant and equipment, net	187,519
Debt issuance costs, net	862
Total non-current assets	188,381
Current liabilities:
Accounts payable	(2,831)
Current portion of long-term debt	(170,630)
Current portion of tax increment financing	(301)
Other current liabilities	(9,038)
Total current liabilities	(182,800)
Non-current liabilities:
Long-term debt, net of current portion	(2,640)
Tax increment financing, net of current portion	(4,129)
Other non-current liabilities	(2,918)
Total non-current liabilities	(9,687)
Total net liabilities	(16,919)
Cash consideration received	1,742
Cash disposed of	(8,842)
Loss on disposal of plants	$24,019

Of the $3,330,000 the Company received from the lenders under the Release Agreement, $938,000 was accounted for as a return of a deposit previously posted with the lenders and $650,000 was accounted for as past accrued management fees paid, thereby resulting in net cash consideration received of $1,742,000.

3.	Summary of Significant Accounting Policies

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies – (continued)

Revenue Recognition

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, the Company sold its ethanol, distillers grain and corn oil products under the terms of marketing agreements. Revenue was recognized when risk of loss and title transferred upon shipment of ethanol, distillers grain or corn oil. In accordance with the marketing agreements, the Company recorded its revenues based on the amounts payable to us at the time of our sales of ethanol, distillers grain or corn oil. For our ethanol that was sold within the United States, the amount payable was equal to the average delivered price per gallon received by the marketing pool from Cargill Inc.’s (“Cargill”) customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sold a portion of our ethanol production to Cargill for export, which sales were shipped undenatured and were excluded from the marketing pool. For exported ethanol sales, the amount payable was equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain and corn oil was generally equal to the market price at the time of sale less a commission.

Cost of goods sold

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, cost of goods sold primarily included costs of materials (primarily corn, natural gas, chemicals and denaturant), electricity, purchasing and receiving costs, inspection costs, shipping costs, lease costs, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. At December 31, 2013, we had $12.9 million of cash and cash equivalents invested in standard cash accounts held at two financial institutions, which is in excess of FDIC insurance limits.

Accounts Receivable

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, accounts receivable were carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company did not charge interest for any past due accounts receivable.  As of December 31, 2012 no allowance was considered necessary.  As of December 31, 2012 accounts receivable are included as part of assets held for sale on the consolidated balance sheets.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies – (continued)

Concentrations of Credit Risk

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, credit risk represented the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arose from financial instruments existed for groups of customers or counterparties when they had similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

During the years ended December 31, 2013 and 2012, the Operating Subsidiaries recorded sales to Cargill representing 76% and 75%, respectively, of total net sales. As of December 31, 2012, the Operating Subsidiaries had receivables from Cargill of $7.5 million, representing 81% of total accounts receivable.  As of December 31, 2013, the Operating Subsidiaries had no receivables from Cargill.

The Operating Subsidiaries purchased corn, its largest cost component in producing ethanol, from Cargill. During the years ended December 31, 2013 and 2012, corn purchases from Cargill totaled $230.7 million and $384.6 million, respectively. As of December 31, 2012, the Operating Subsidiaries had payables to Cargill of $9.0 million related to corn purchases. As of December 31, 2012 payables to Cargill are included as part of liabilities held for sale on the consolidated balance sheet. As of December 31, 2013, the Operating Subsidiaries had no payables to Cargill related to corn purchases.

Inventories

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, raw materials inventories, which consisted primarily of corn, denaturant, supplies and chemicals, and work in process inventories were valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Finished goods inventories consisted of ethanol and distillers grain and were stated at lower of average cost or market.

As of December 31, 2012 inventories are included as part of assets held for sale on the consolidated balance sheets. A summary of inventories as of December 31, 2012 is as follows (in thousands):

Raw materials	$8,198
Work in process	2,831
Finished goods	2,414
$13,443

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies – (continued)

Derivative Instruments and Hedging Activities

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, derivatives were recognized on the balance sheet at their fair value and were included in the accompanying balance sheets as “derivative financial instruments”. On the date the derivative contract was entered into, the Company would designate the derivative either as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that was highly effective and that was designated and qualified as a cash flow hedge were recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of undesignated derivative instruments or derivatives that did not qualify for hedge accounting were recognized in current period operations.

Accounting guidance for derivatives requires a company to evaluate contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company’s contracts for corn and natural gas purchases and ethanol sales that met those requirements and were designated as either normal purchase or normal sale contracts were exempted from the derivative accounting and reporting requirements.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 is comprised of office furniture and equipment at the Company’s headquarters and is recorded at cost. Depreciation on office furniture and equipment is computed by the straight line method over a range of three to ten years, depending on the asset.  During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, property, plant and equipment at the plants was also recorded at cost and was depreciated by the straight line method over a range of three to forty years, depending on the asset. As of December 31, 2012 property, plant and equipment at the plants is included as part of assets held for sale on the consolidated balance sheets.

Debt Issuance Costs

During the time that the Company owned and operated its ethanol facilities, which was through November 22, 2013, debt issuance costs were stated at cost, less accumulated amortization. Debt issuance costs at December 31, 2012 represented costs incurred related to the Operating Subsidiaries Senior Debt Facility and tax increment financing agreements and are included as part of assets held for sale on the consolidated balance sheet. These costs were being amortized, using an effective interest method, through interest expense over the term of the related debt.  Any remaining debt issuance costs were written off in November 2013 as a result of the sale of the plants.

Stock-Based Compensation

Expense associated with stock-based awards and other forms of equity compensation is based on fair value at grant and recognized on a straight line basis in the financial statements over the requisite service period for those awards that are expected to vest.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies – (continued)

Asset Retirement Obligations

During the time that the Company owned and operated its ethanol plants, which was through November 22, 2013, asset retirement obligations were recognized when a contractual or legal obligation existed and a reasonable estimate of the amount could be made. Changes to the asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates were recognized as an increase or decrease to both the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant and equipment. At December 31, 2012, the Operating Subsidiaries had accrued asset retirement obligation liabilities of $149,000 and $188,000 for its plants at Wood River and Fairmont, respectively.

The asset retirement obligations accrued at December 31, 2012 for Wood River related to the obligations in our contracts with Cargill and Union Pacific Railroad (“Union Pacific”). According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator may be required at Cargill’s discretion to be removed at the end of the lease. In addition, according to the contract with Union Pacific, the buildings that are built near their land in Wood River may be required at Union Pacific’s request to be removed at the end of our contract with them. The asset retirement obligations accrued at December 31, 2012 for Fairmont related to the obligations in our contracts with Cargill and in our water permit issued by the state of Minnesota. According to the grain elevator lease with Cargill, the equipment that is adjacent to the grain elevator being leased may be required at Cargill’s discretion to be removed at the end of the lease. In addition, the water permit in Fairmont required that we secure all above ground storage tanks whenever we discontinue the use of our equipment for an extended period of time in Fairmont. The estimated costs of these obligations were accrued at the current net present value of these obligations at the end of an estimated 20 year life for each of the plants. These liabilities had corresponding assets recorded in property, plant and equipment, which were being depreciated over 20 years.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, deposits, accounts payable, and severance payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies – (continued)

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

4.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Office furniture and equipment	$788	$797
Accumulated depreciation	(717)	(691)
Property, plant and equipment, net	$71	$106

Depreciation expense related to property, plant and equipment was $34,000 and $53,000 for the years ended December 31, 2013 and 2012, respectively, and is included in loss from continuing operations on the consolidated statements of operations. Depreciation expense related to the property, plant and equipment at the ethanol plants was $24,427,000 and $27,236,000 for the years ended December 31, 2013 and 2012, respectively, and is included in loss from discontinued operations on the consolidated statements of operations.

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

For the years ended December 31, 2013 and 2012, 65,481 shares and 71,237 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

5.	Earnings Per Share – (continued)

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Years Ended December 31,
	2013	2012
Weighted average common shares outstanding – basic	5,344,938	5,208,408
Potentially dilutive common stock equivalents:
Class B common shares	795,479	880,443
Restricted stock	98,214	135,162
	893,693	1,015,605
	6,238,631	6,224,013
Less anti-dilutive common stock equivalents	(893,693)	(1,015,605)
Weighted average common shares outstanding – diluted	5,344,938	5,208,408

6.	Long-Term Debt

The Company had no long-term debt as of December 31, 2013.  As of December 31, 2012 long-term debt related to the ethanol plants is included as part of liabilities held for sale on the consolidated balance sheets. The following table summarizes long-term debt related to the ethanol plants as of December 31, 2012 (in thousands):

Term loans	$170,480
Capital lease	2,465
Notes payable	474
173,419
Less current portion	(170,630)
Long-term portion	$2,789

Senior Debt Facility

In September 2006, the Operating Subsidiaries entered into the Senior Debt Facility to finance the construction of and provide working capital to operate our ethanol plants. Neither the Company nor the LLC was a party, either as borrower or guarantor, under the Senior Debt Facility, and none of their respective assets, other than the LLC interests in the Operating Subsidiaries themselves, were pledged as collateral under the Senior Debt Facility. Principal payments under the Senior Debt Facility were payable quarterly at a minimum amount of $ 3,150,000, with additional pre-payments to be made out of available cash flow. These term loans were scheduled to mature in September 2014.

The Operating Subsidiaries did not make the regularly-scheduled payments of principal and interest that were due under the outstanding Senior Debt Facility on September 28, 2012. As a result, the Operating Subsidiaries received a Notice of Default from First National Bank of Omaha, as Administrative Agent for the lenders under the Senior Debt Facility. Following this initial default, the Operating Subsidiaries did not made any of the subsequent regularly-scheduled quarterly principal and interest payments. The regularly-scheduled principal and interest payments that were not paid totaled $8.2 million through December 31, 2012 and $23.4 million through November 22, 2013.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

6.	Long-Term Debt – (continued)

On April 11, 2013, the Operating Subsidiaries entered into a definitive agreement (the “Lender Agreement”) with First National Bank of Omaha, as Escrow Agent under the Lender Agreement, and as Administrative Agent and Collateral Agent for the lenders under the Senior Debt Facility. Under the terms of the Lender Agreement, the Administrative Agent and the lenders agreed to provide the Operating Subsidiaries with a period of time to allow the Company to pursue one or more strategic alternatives, including but not limited to a potential sale of one or both of the Company’s ethanol plants.

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

On November 5, 2013, the Company was notified by the lenders under the Senior Debt Facility and Green Plains Renewable Energy, Inc. (“Green Plains”) that a definitive agreement has been entered into for the lenders to sell the Company’s ethanol plants plus working capital to Green Plains.  On November 22, 2013, the Administrative Agent delivered written notice to the Escrow Agent directing the Escrow Agent to consummate the transfers under the Deed in Lieu Agreement, resulting in the Company’s ethanol plants and all related assets being transferred to Newco in full satisfaction of all outstanding obligations under the Senior Debt Facility.  Newco simultaneously sold the ethanol plants to Green Plains.  On November 25, 2013, the Company and certain of its subsidiaries entered into an Undertaking and Release Agreement dated as of November 22, 2013 (the “Release Agreement”) with First National Bank of Omaha, as Administrative Agent and Collateral Agent under the Senior Debt Facility.  Under the terms of the Release Agreement, the lenders paid to the Company an aggregate amount of $3,330,000 in full satisfaction of any obligations of the lenders to the Company under that certain Deed in Lieu Agreement.

Capital Lease

The operating subsidiary that constructed the Fairmont plant had entered into an agreement with the local utility pursuant to which the utility had built owned a substation and distribution facility in order to supply electricity to the plant. The operating subsidiary was paying a fixed facilities charge based on the cost of the substation and distribution facility of $34,000 per month, over the 30-year term of the agreement. This fixed facilities charge was being accounted for as a capital lease in the accompanying financial statements. This capital lease was assigned to Newco, and subsequently to Green Plains, as part of the disposition of the ethanol plants.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

6.	Long-Term Debt – (continued)

Notes Payable

Notes payable related to certain financing agreements in place at our Wood River facility. The operating subsidiary entered into a note payable for $419,000 with the City of Wood River for special assessments related to street, water, and sanitary improvements at our Wood River facility. This note required ten annual payments of $52,000, including interest at 4.0% per annum, and was scheduled to mature in 2018. In addition, the operating subsidiary for the Wood River facility entered into a financing agreement in the fourth quarter of 2012 for the purchase of certain rolling stock equipment to be used at the facility for $208,000. This note required 24 monthly payments of $9,000, including interest at 6.0% per annum, and was scheduled to mature in 2014.  These notes payable were assigned to Newco, and subsequently to Green Plains, as part of the disposition of the ethanol plants.

7.	Tax Increment Financing

In February 2007, the operating subsidiary that constructed the Wood River plant received $ 6.0 million from the proceeds of a tax increment revenue note issued by the City of Wood River, Nebraska. The proceeds funded improvements to property owned by the operating subsidiary. The City of Wood River paid the principal and interest of the note from the incremental increase in the property taxes related to the improvements made to the property. The interest rate on the note was 7.85%. The proceeds were recorded as a liability which was reduced as the operating subsidiary remited property taxes to the City of Wood River, which began in 2008 and was to continue through 2021. The LLC had guaranteed the principal and interest of the tax increment revenue note if, for any reason, the City of Wood River failed to make the required payments to the holder of the note or the operating subsidiary failed to make the required payments to the City of Wood River.  This tax increment revenue note was assigned to Newco, and subsequently to Green Plains, as part of the disposition of the ethanol plants.

8.	Stockholders’ Equity

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

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $ 7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through December 31, 2013, the Company had repurchased 40,481 shares at an average price of $ 106.62 per share, leaving $ 3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of December 31, 2013, there were no plans to repurchase any additional shares.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

8.	Stockholders’ Equity – (continued)

Dividends

The Company has not declared any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

9.	Derivative Financial Instruments

The Company offsets amounts of cash collateral deposited with counterparties arising from certain derivative instruments executed with the same counterparty against the fair value amounts reported for those derivative instruments. The Company had no derivative instruments as of December 31, 2013 and 2012. The effects of derivative instruments on our consolidated financial statements, which were included in loss from discontinued operations, were as follows for the years ended December 31, 2013 and 2012 (in thousands) (amounts presented exclude any income tax effects).

Effects of Derivative Instruments on Income

		Years Ended December 31,
	Consolidated Statements of Operations Location	2013	2012
		gain (loss)	gain (loss)
Derivative not designated as hedging instrument:
Commodity contract	Net Sales	$—	$(1,498)
Commodity contract	Cost of Goods Sold	—	(1,886)
	Net amount recognized in earnings	$—	$(3,384)

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

9.	Derivative Financial Instruments – (continued)

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

As of December 31, 2013, we do not have any level 2 financial assets and liabilities.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of December 31, 2013, we do not have any Level 3 financial assets or liabilities.

There were no transfers between the various financial asset and liability levels during the year ended December 31, 2013.

10.	Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Years Ended December 31,
	2013	2012
Stock options	$90	$922
Restricted stock	1,503	568
Total	$1,593	$1,490

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

10.	Stock-Based Compensation – (continued)

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year service period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the years ended December 31, 2013 and 2012, the Company did not issue any stock options under the 2007 Plan.

A summary of stock option activity under the 2007 Plan as of December 31, 2013, and the changes during the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2013	71,237	$61.72
Granted	—	—
Exercised	—	—
Forfeited	(5,756)	93.30
Options outstanding, December 31, 2013	65,481	$58.94	1.0	$0.00

Options exercisable, December 31, 2013	65,481	$58.94	1.0	$0.00

A summary of the status of our unvested stock options as of December 31, 2013, and the changes during the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	10,074	$46.01
Granted	—	—
Vested	(10,074)	46.01
Forfeited	—	—
Unvested, December 31, 2013	—	$—

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

10.	Stock-Based Compensation – (continued)

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the years ended December 31, 2013 and 2012, the Company granted 0 and 78,850 restricted stock shares, respectively, under the 2007 Plan to certain of our employees and our non-employee Directors.

A summary of restricted stock activity under the 2007 Plan as of December 31, 2013, and the changes during the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Award	Aggregate Intrinsic Value
Restricted stock outstanding, January 1, 2013	143,026	$13.82
Granted	—	—
Vested	(141,838)	13.84
Cancelled or expired	(1,188)	11.53
Restricted stock outstanding, December 31, 2013	—	$—	$—

Under the Company’s Change of Control Plan, 97,852 shares of unvested restricted stock automatically vested due to the disposition of the Company’s ethanol plants.  Stock-based compensation expense related to the vesting of these shares, which was included in loss from continuing operations before income taxes, was $911,000 and was recorded in December 2013. After considering the stock option and restricted stock awards issued and outstanding, the Company had 114,553 shares of common stock available for future grant under our 2007 Plan at December 31, 2013.

11.	Income Taxes

The Company has not recognized any income tax provision (benefit) for the years ended December 31, 2013, and 2012 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Years Ended December 31,
	2013	2012
Tax benefit at 35% federal statutory rate	$16,587	$16,213
State tax benefit, net of federal benefit	237	232
Noncontrolling interest	(2,365)	(2,300)
Valuation allowance	(13,567)	(14,273)
Other	(892)	128
Total	$—	$—

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

11.	Income Taxes – (continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Capitalized start up costs	$24	$3,253
Stock-based compensation	622	965
Net operating loss carryover	62,372	84,960
Other	18	266
Deferred tax assets	63,036	89,444
Valuation allowance	(61,111)	(47,544)

Deferred tax liabilities:
Property, plant and equipment	(11)	(41,900)
Investment in partnership	(1,914)	—
Deferred tax liabilities	(1,925)	(41,900)
Net deferred tax asset	$—	$—

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

As of December 31, 2013, the net operating loss carryforward was $178.2 million, which will begin to expire if not used by December 31, 2028. The U.S. federal statute of limitations remains open for our 2010 and subsequent tax years.

12.	Employee Benefits

401K Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the years ended December 31, 2013 and 2012, contributions to the plan by the LLC totaled $155,000 and $244,000, respectively.

Severance

The LLC adopted a Change of Control Plan (the “COC Plan”) in November 2006.  As a result of the disposition of the Company’s ethanol plants, a change of control under the COC Plan occurred, and therefore as of December 31, 2013 the Company accrued $4,180,000 in other current liabilities related to certain change of control severance payments owed to its corporate employees, which payments were made in the first quarter of 2014.

Biofuel Energy Corp.

Notes to Consolidated Financial Statements

13.	Commitments and Contingencies

In October 2013, the LLC entered into a ten month lease that began November 1, 2013 for office space for its corporate headquarters. The monthly rent expense of $11,000 is being recognized on a straight line basis over the term of the lease.

Rent expense included in loss from continuing operations totaled $256,000 and $249,000 for the years ended December 31, 2013 and 2012 respectively. Rent expense included in loss from discontinued operations totaled $10,022,000 and $11,140,000 for the years ended December 31, 2013 and 2012, respectively.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

14.	Noncontrolling Interest

Noncontrolling interest consists of equity issued to members of the LLC upon the Company’s initial public offering in June 2007. As provided in the LLC agreement, the exchange ratio of the various existing classes of equity of the LLC for the single class of equity at the time of the Company’s initial public offering was based on the Company’s initial public offering price of $ 210.00 per share and the resulting implied valuation of the Company. The exchange resulted in the issuance of 897,903 LLC membership units and Class B common shares. Each LLC membership unit combined with a share of Class B common stock is exchangeable at the holder’s option into one share of Company common stock. The LLC may make distributions to members as determined by the Company.

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At December 31, 2013, the Company owned 87.3% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the years ended December 31, 2013 and 2012 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and
Transfers from the Noncontrolling Interest

	Years Ended December 31,
	2013	2012
Net loss attributable to BioFuel Energy Corp.	$(39,208)	$(39,843)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	273
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(39,208)	$(39,570)

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

14.	Noncontrolling Interest – (continued)

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

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2013 and 2012. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results of any quarter are not necessarily indicative of results for any future period. The amounts have been reclassified to reflect the disposition of the ethanol plants being accounted for as discontinued operations.

Year Ended December 31, 2013	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter

	(in thousands, except per share data)
General and administrative expenses:
Compensation expense	$(978)	$(786)	$(737)	$(5,606)
Other	(342)	(625)	(312)	(357)
Operating loss	(1,320)	(1,411)	(1,049)	(5,963)
Other income (expense)	1	—	—	(4)
Loss from continuing operations before income taxes	(1,319)	(1,411)	(1,049)	(5,967)
Income tax provision (benefit)	—	—	—	—
Loss from continuing operations	(1,319)	(1,411)	(1,049)	(5,967)
Discontinued operations:
Loss from discontinued operations	(4,009)	(3,326)	(4,080)	(470)
Loss on disposal of plants	—	—	—	(24,019)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations	(4,009)	(3,326)	(4,080)	(24,489)
Net loss	(5,328)	(4,737)	(5,129)	(30,456)
Less: Net loss from continuing operations attributable to the noncontrolling interest	172	183	137	875
Less: Net loss from discontinued operations attributable to the noncontrolling interest	521	430	531	3,593
Net loss attributable to BioFuel Energy Corp. common stockholders	$(4,635)	$(4,124)	$(4,461)	$(25,988)
Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(1,147)	$(1,228)	$(912)	$(5,092)
Loss from discontinued operations	(3,488)	(2,896)	(3,549)	(20,896)
Net loss attributable to BioFuel Energy Corp.	$(4,635)	$(4,124)	$(4,461)	$(25,988)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(0.21)	$(0.23)	$(0.17)	$(0.95)
Discontinued operations	(0.66)	(0.54)	(0.67)	(3.88)
	$(0.87)	$(0.77)	$(0.84)	$(4.83)
Weighted average shares outstanding – basic and fully diluted	5,308	5,342	5,342	5,387

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

15.	Quarterly Financial Data (unaudited) – (continued)

Year Ended December 31, 2012	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter

	(in thousands, except per share data)
General and administrative expenses:
Compensation expense	$(1,332)	$(1,081)	$(1,065)	$(805)
Other	(510)	(569)	(367)	(361)
Operating loss	(1,842)	(1,650)	(1,432)	(1,166)
Other income (expense)	—	—	—	—
Loss from continuing operations before income taxes	(1,842)	(1,650)	(1,432)	(1,166)
Income tax provision (benefit)	—	—	—	—
Loss from continuing operations	(1,842)	(1,650)	(1,432)	(1,166)
Discontinued operations:
Loss from discontinued operations	(9,251)	(10,765)	(9,896)	(10,320)
Loss on disposal of plants	—	—	—	—
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations	(9,251)	(10,765)	(9,896)	(10,320)
Net loss	(11,093)	(12,415)	(11,328)	(11,486)
Less: Net loss from continuing operations attributable to the noncontrolling interest	280	244	189	149
Less: Net loss from discontinued operations attributable to the noncontrolling interest	1,405	1,589	1,309	1,314
Net loss attributable to BioFuel Energy Corp. common stockholders	$(9,408)	$(10,582)	$(9,830)	$(10,023)
Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(1,562)	$(1,406)	$(1,243)	$(1,017)
Loss from discontinued operations	(7,846)	(9,176)	(8,587)	(9,006)
Net loss attributable to BioFuel Energy Corp.	$(9,408)	$(10,582)	$(9,830)	$(10,023)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(0.30)	$(0.27)	$(0.24)	$(0.19)
Discontinued operations	(1.53)	(1.78)	(1.64)	(1.70)
	$(1.83)	$(2.05)	$(1.88)	$(1.89)
Weighted average shares outstanding – basic and fully diluted	5,140	5,167	5,224	5,300

Schedule I
BioFuel Energy Corp.
Condensed Financial Information of Registrant
(Parent company information — See notes to consolidated financial statements)
(in thousands, except share data)

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Investment in BioFuel Energy, LLC	$18,615	$56,230
Total assets	$18,615	$56,230
Stockholders' equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at December 31, 2013 and December 31, 2012	$—	$—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,482,585 shares outstanding at December 31, 2013 and 5,483,773 shares outstanding at December 31, 2012	54	54
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at December 31, 2013 and December 31, 2012	8	8
Less common stock held in treasury, at cost, 40,481 shares at December 31, 2013 and December 31, 2012	(4,316)	(4,316)
Additional paid-in capital	191,197	189,604
Accumulated deficit	(168,328)	(129,120)
Total stockholders' equity	$18,615	$56,230

Condensed Statements of Operations

	Years Ended December 31,
	2013	2012
Equity in loss of BioFuel Energy, LLC	$(39,027)	$(39,568)
Other expenses	(181)	(275)
Net loss	$(39,208)	$(39,843)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(39,208)	$(39,843)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in loss of BioFuel Energy, LLC	39,027	39,568
Net cash used in operating activities	(181)	(275)
Cash flows from investing activities:
Advances from BioFuel Energy, LLC	181	275
Net cash provided by investing activities	181	275
Cash and equivalents at end of period	$—	$—

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year ended December 31, 2013.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation and our Compensation Committee are incorporated herein by reference to our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2014 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is incorporated herein by reference to our 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a) (2) Financial statements .  The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.
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
10.2*
BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.3*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.4*
BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.4.1*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.1 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.4.2*
Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.4.3*
Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

Number	Description
10.5*
BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement to Form S-1 (file no. 333-139203) filed January 24, 2007).

10.5.1*
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

10.7*
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2010).

10.8*
Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2010).

10.9*
Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2010).

10.10*
Third Amended and Restated Limited Liability Company Agreement of Biofuel Energy, LLC dated February 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011).

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

BIOFUEL ENERGY CORP.
(Registrant)
Date: March 26, 2014	By:
/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: March 26, 2014	By:
/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Mark Wong	Chairman of the Board	March 26, 2014
Mark Wong

/s/ Scott H. Pearce	Chief Executive Officer, President and	March 26, 2014
Scott H. Pearce	Director (Principal Executive Officer)

/s/ David Einhorn	Director	March 26, 2014
David Einhorn

/s/ Ernest J. Sampias	Director	March 26, 2014
Ernest J. Sampias

/s/ Elizabeth K. Blake	Director	March 26, 2014
Elizabeth K. Blake

/s/ John D. March	Director	March 26, 2014
John D. March

/s/ Richard Jaffee	Director	March 26, 2014
Richard Jaffee

