Form 10-K/A
period 2013-12-31
BioFuel Energy Corp.
filed 2014-04-30
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $9,082,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	As of March 15, 2014
Common Stock, par value $0.01 per share	5,442,104 shares, net of 40,481 shares held in treasury
Class B Common Stock, par value $0.01 per share	795,479 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BioFuel Energy Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2014, in order to provide the information required by Part III of Form 10-K. In our original Annual Report on Form 10-K for the year ended December 31, 2013, we incorporated Part III of Form 10-K by reference to our proxy statement for the 2014 Annual Meeting of Stockholders pursuant to General Instruction G(3) to Form 10-K. The proxy statement for the 2014 Annual Meeting of Stockholders, however, will not be filed within 120 days after the end of our 2013 fiscal year. Accordingly, we are filing this Amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) to provide the information required by Part III of Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, we are including with this Amendment currently dated certifications as Exhibits 31.1 and 31.2.

Unless otherwise expressly stated herein, this Amendment does not reflect any events occurring after the date of the filing of our original Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 26, 2014, nor does it amend, modify or update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board consists of seven directors, five of whom are independent: Ms. Blake and Messrs. Jaffee, March, Sampias and Wong. Information regarding the business experience of each director is provided below. All directors are elected annually to serve until the next annual meeting and until their successors are elected.

Mark W. Wong — Mr. Wong, age 65, has been one of our Directors since January 2008 and Chairman of the Board since March 2010. Mr. Wong was the Chief Executive Officer of Renewable Agricultural Energy Corporation, a private ethanol production company, from 2006 to 2007. From 1999 to 2005, Mr. Wong was the founder and Chief Executive Officer of Emergent Genetics, an international seed company sold to Monsanto Company in 2005. Prior to that time, Mr. Wong founded and managed a series of agricultural and biotechnology companies including Big Stone Partners, Agracetus Corporation and Agrigenetics Corporation. Mr. Wong also worked as an engineer for FMC Corporation and Chemical Construction Corporation. Mr. Wong received his Bachelor of Science degree in Chemical Engineering from Lehigh University and his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Scott H. Pearce — Mr. Pearce, age 48, is our President and Chief Executive Officer and a co-founder of BioFuel Energy Corp. He joined the Company in 2006 after co-founding the predecessor company, Bio Fuel Solutions LLC, in 2004. Mr. Pearce has been developing and operating natural resource companies for the past 20 years, with specific focus on leading renewable energy firms for the past ten years. Previously, he was President and Chief Executive Officer of Poseidon Resources Corp., a water industry leader that developed large-scale desalination projects. Mr. Pearce is a U.S. Army veteran of both the Panama and Desert Storm conflicts. He served in various leadership positions, including duties as an attack helicopter pilot and commander, attaining the rank of captain. Mr. Pearce received a Bachelor of Science degree in engineering from Auburn University and an M.B.A. from the MIT Sloan School of Management.

Elizabeth K. Blake — Ms. Blake, age 62, has been one of our Directors since September 2007. Since 2006, Ms. Blake has served as Senior Vice President — Advocacy, Government Affairs & General Counsel of Habitat For Humanity International Inc., a non-profit organization that through local partnerships seeks to build affordable housing for families in need in 74 countries around the world. Ms. Blake served on the Board of Patina Oil & Gas Corporation from 1998 through its sale to Noble Energy in 2005. From March 2003 to 2005, Ms. Blake was the Executive Vice President — Corporate Affairs, General Counsel and Corporate Secretary for US Airways Group, Inc. From April 2002 through December 2002, Ms. Blake served as Senior Vice President and General Counsel of Trizec Properties, Inc., a public real estate investment trust. Ms. Blake served as Vice President and General Counsel of General Electric Power Systems from 1998 to 2002. From 1996 to 1998, Ms. Blake served as Vice President and Chief of Staff of Cinergy Corp. Ms. Blake received a Bachelor of Arts degree with honors from Smith College and her Juris Doctor from Columbia Law School, where she was a Harlan Fiske Stone Scholar. Ms. Blake was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College and an Honorary Doctorate of Letters from the College of Mt. St. Joseph. From 1982 to 1984, she was an associate with Frost & Jacobs, a law firm in Cincinnati, Ohio, and a partner from 1984 to 1996. From 1977 to 1982, she was with the law firm of Davis Polk & Wardwell in New York. She is past Chair of the Ohio Board of Regents.

David Einhorn — Mr. Einhorn, age 45, has been one of our Directors since May 2006. Since 1996, Mr. Einhorn has been the President of Greenlight Capital, Inc., one of our principal stockholders and an investment management company he co-founded. From March 2006 until March 2007, Mr. Einhorn was on the board of directors of New Century Financial Corp., a real estate investment trust that operated mortgage finance companies. Mr. Einhorn received a Bachelor of Arts degree in Government from Cornell University.

Richard I. Jaffee — Mr. Jaffee, age 56, has been one of our Directors since January 2008. Mr. Jaffee was a Managing Director of Goldman Sachs from 1991 to 2004. Prior to that time, Mr. Jaffee served as Vice President, Institutional Sales, Equities Division, at Bear, Stearns & Co. from 1986 to 1991. He also served as Vice President, Leveraged Buyout Finance Division at Citicorp from 1982 to 1986. Mr. Jaffee received his Bachelor of Arts degree from Brandeis University and his M.B.A. from Columbia University.

John D. March — Mr. March, age 66, has been one of our Directors since January 2008. Mr. March retired in December 2007 as a Corporate Vice President of Cargill, Incorporated. Mr. March was with Cargill in various capacities since 1971, including most recently serving as a member of the Corporate Center, as a Platform Leader on the Grain and Oilseed Supply Chain and Food Ingredients North America Platform and as a member of the Commodity Risk Committee. Mr. March is a past chairman of the National Oilseed Processors Association, a past director of the Virginia Soybean Commission and Soybean Association and a past treasurer and second vice president of the Virginia State Feed Association. Mr. March received his Bachelor of Arts degree in Economics from Dartmouth College and his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Ernest J. Sampias — Mr. Sampias, age 63, has been one of our Directors since July, 2010. Mr. Sampias' professional experience includes financial and leadership roles for both private and public companies within the information technologies, telecommunications, and directories industries. Most recently, he served as Interim CEO and Director for Xyratex, Ltd, a public company until its sale in March, 2014. Prior to that he served as Chief Financial Officer for Sensis Pty Ltd, a consumer directory company in Melbourne, Australia from 2007 -2009. His prior experience includes Chief Financial Officer roles for Spectralink, Local Matters, Inc., McDATA Corporation, Convergent Communications, and US West Dex Directories. Mr. Sampias graduated from Indiana University with a Bachelors Degree in Business with Distinction, and holds a Masters Degree in Taxation from DePaul University. He is a Certified Public Accountant and member of the Financial Executives Institute.

EXECUTIVE OFFICERS

The following table identifies our executive officers and their ages as of April 15, 2014.

Name	Age	Position
Scott H. Pearce	48	President, Chief Executive Officer and Director
Kelly G. Maguire	50	Executive Vice President and Chief Financial Officer
Todd R. Gander	50	Vice President — Strategy and Business Development
Mark L. Zoeller	54	Vice President — General Counsel and Corporate Secretary

Each officer serves at the discretion of our Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. The following sets forth certain biographical information with respect to our executive officers. The biographical information for Scott H. Pearce appears above under “Board of Directors”.

Kelly G. Maguire — Mr. Maguire has been our Chief Financial Officer since June 2008 and was named Executive Vice President in August 2010. Mr. Maguire was previously Executive Vice President of Pendum, Inc., a privately held company with roughly 2,800 employees servicing 60,000 automated teller machines (ATM’s) nationwide. Mr. Maguire served as Pendum’s Chief Financial Officer from 2000 to 2006. Previously, he served as Chief Financial Officer of TMJ Implants Inc, a medical device manufacturer, from 1996 to 2000. Mr. Maguire began his career with Deloitte & Touche, LLP, spending almost 10 years in the audit area. Mr. Maguire received his B.A. degree in Accounting from the University of North Dakota.

Todd R. Gander — Mr. Gander was appointed our Vice President — Strategy and Business Development in September 2011. From August 2007 to June 2011, Mr. Gander served as the Director of Market Intelligence and Decision Analysis and, earlier, the Director of Strategic Alliances for Covidien’s Respiratory and Monitoring Solutions Group. From 2006 to 2007, he was Vice President for Strategic Planning for Renewable Agricultural Energy, having been a co-founder of the company, a development-stage enterprise that focused on the construction and operation of fuel ethanol plants. From 1998 to 2006, he served in business development and strategic planning roles with SomaLogic, a Boulder, Colorado-based biotechnology company and its predecessor, NeXstar Pharmaceuticals, Inc. During this time, he also advised companies as an independent consultant, focusing on strategy development for life sciences companies. Prior to this, Mr. Gander held positions with Big Stone Partners, PiperJaffray, and Empire Blue Cross and Blue Shield. He began his career with the Boston Consulting Group. Mr. Gander received his B.S. degree in Biology from Yale University and his M.B.A. from the University of Colorado.

Mark L. Zoeller — Mr. Zoeller was appointed our Vice President — General Counsel and Corporate Secretary in August 2009. Prior to that time, from July 2008 until his appointment, Mr. Zoeller served on a contract basis as the Company’s General Counsel and acting Corporate Secretary. From 2007 through April 2008, Mr. Zoeller was Vice President and General Counsel of Vanguard Mortgage & Title, Inc., a privately-held consolidator in the residential mortgage origination industry. From 2005 through 2006, Mr. Zoeller was in private practice as a sole practitioner and business consultant. From 1997 through 2005, Mr. Zoeller served in a variety of roles with Cenveo, Inc., a NYSE-listed printing and printing-related services company, most recently as Vice President, General Counsel and Corporate Secretary. Mr. Zoeller began his legal career with Rothgerber, Johnson & Lyons, a Denver-based law firm. Mr. Zoeller received his B.A. degree in Economics from the University of Chicago, and his Juris Doctor degree from the University of Colorado School of Law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of such equity securities. To our knowledge, based solely upon the reports filed and written representations regarding reports required during the fiscal year ended December 31, 2013, no executive officer, director or 10% owner of the Company failed to file reports required by Section 16(a) on a timely basis during the fiscal year ended December 31, 2013.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Directors and to all of our employees, including the Chief Executive Officer and the Chief Financial Officer. This Code of Business Conduct and Ethics is posted on our web site at www.bfenergy.com. Any waivers of, or amendments to, our Code of Business Conduct and Ethics will be posted on our web site and reported as required by the SEC.

AUDIT COMMITTEE

The Directors appointed to our Audit Committee are Ms. Blake and Messrs. Sampias (chair) and Jaffee. Each member of our Audit Committee has been determined by our Board of Directors to be an independent Director according to the rules and regulations of the SEC and Nasdaq listing standards, and Mr. Sampias has been determined by our Board of Directors to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC. The Audit Committee has responsibility for, among other things:

•	retaining, compensating, overseeing and terminating any registered public accounting firm in connection with the preparation or issuance of an audit report, and approving all audit services and any permissible non-audit services provided by the independent registered public accounting firm;

•	receiving direct reports from any registered public accounting firm engaged to prepare or issue an audit report;

•	reviewing and discussing annual audited and quarterly unaudited financial statements with management and the independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm any audit problems and management’s response;

•	discussing earnings releases, financial information and earnings guidance provided to analysts and rating agencies;

•	periodically meeting separately with management, internal auditors and the independent registered public accounting firm;

•	establishing procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters;

•	obtaining and reviewing, at least annually, an independent registered public accounting firm report describing the independent registered public accounting firm internal quality-control procedures and any material issues raised by the most recent internal quality-control review of the independent registered public accounting firm or any inquiry by governmental authorities;

•	approving and recommending to the Board of Directors the hiring of any employees or former employees of the independent registered public accounting firm;

•	retaining independent counsel and other outside advisors, including experts in the area of accounting, as it determines necessary to carry out its duties; and

•	reporting regularly to our full Board of Directors with respect to any issues raised by the foregoing.

The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.bfenergy.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides compensation information for our Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2013. We refer to these executive officers as our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total Compensation
Scott H. Pearce President and Chief Executive Officer	2013	$380,000	$—	$—	$—	$32,064	$412,064
	2012	375,577	—	310,050	—	32,467	718,094
Doug M. Anderson Executive Vice President and Chief Operating Officer(5)	2013	250,000	—	—	—	8,233	258,233
	2012	248,077	—	110,500	—	13,097	371,674
Kelly G. Maguire Executive Vice President and Chief Financial Officer	2013	260,000	—	—	—	8,901	268,901
	2012	258,077	—	175,500	—	13,272	446,849

(1)	There were no bonuses earned in 2012 and 2013.
(2)	Messrs. Pearce, Anderson and Maguire each received restricted stock grants approved by the Board in March 2012. These shares of restricted stock were scheduled to vest in equal increments on each of the four anniversaries of the grant date, subject to each executive officer’s continued employment; however, under the Company’s Change of Control Plan, the remaining shares of unvested restricted stock automatically vested in December 2013 due to the disposition of the Company’s ethanol plants. The amounts reported represent the aggregate grant date fair value of such awards computed in accordance with FASB ASC 718. For a further discussion of the assumptions used in the calculation of the grant date fair values for all applicable grants of equity awards pursuant to ASC 718, please see “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 10 Stock-Based Compensation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	The Company did not grant any stock options during 2012 or 2013.
(4)	Amount paid to Mr. Pearce includes relocation expenses of $19,200 and $18,462 paid in 2012 and 2013, respectively. All other amounts relate to the Company’s voluntary matching contribution to the 401(k) Plan paid in 2012 and 2013.
(5)	Mr. Anderson’s last day of employment with the Company was January 3, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to stock options held by our Named Executive Officers as of December 31, 2013:

	Option Awards (1)					Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (2)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Scott H. Pearce	7,500	—		$63.80	12/14/2014
	10,000	—		$55.20	3/1/2015
Douglas M. Anderson	2,500	—		$56.60	3/18/2015
Kelly G. Maguire	6,750	—		$63.80	12/14/2014
	7,500	—		$55.20	3/1/2015

(1)	All stock option grants were made pursuant to the 2007 Equity Plan. As of December 31, 2013, all outstanding stock options were fully vested and exercisable.
(2)	The exercise price equals the fair market value (as defined in the 2007 Equity Plan) of our common stock on the date of grant.
(3)	All stock grants that were made pursuant to the 2007 Equity Plan have vested as of December 31, 2013.

Narrative Disclosure to Summary Compensation Table

Annual Cash Compensation

Base Salary

We pay base salaries that are competitive with similar positions in the renewable energy sector and other comparable public companies and that provide for equitable compensation among executives of the Company. We review the compensation of our executive officers annually. Our Chief Executive Officer recommends initial base salaries and annual adjustments, as appropriate, and our Compensation Committee considers and approves base salaries, based upon the elements of our compensation program established by the Compensation Committee. Our Chief Executive Officer’s salary is reviewed by our Compensation Committee and approved by our Board of Directors. Historically, including in 2012, the Compensation Committee engaged the services of Mercer (US) Inc. with respect to compensation decisions related to our Named Executive Officers. The Compensation Committee did not engage the services of any compensation consultant during 2013. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. In 2013, our focus was on certain potential transactions and entry into, and operating in accordance with, the Deed in Lieu of Foreclosure and Joint Escrow Instructions (“DIL”). As a result, there were no increases in our Named Executive Officers’ base salaries for 2013.

Cash Incentive Bonuses

In 2013, like 2012, we paid no bonuses to our executive officers due to the Company’s financial performance in light of challenging circumstances in the ethanol industry resulting from the drought in the U.S. Corn Belt and other factors, as well as the fact that the Company transferred ownership of its ethanol plants in satisfaction of certain outstanding debt under the DIL agreement with the Company’s lenders. We expect that any future bonus payments will be awarded in the sole discretion and based on such measurements as adopted by the Compensation Committee and approved by the entire Board. We fund any cash incentive bonuses that we pay from cash on hand.

Equity Incentive Compensation

Our 2007 Equity Incentive Compensation Plan (the “2007 Equity Plan”) provides for the grant of equity incentive awards. In March 2012, the Compensation Committee, based in part on the recommendations of Mercer, and with the approval of the entire Board, awarded shares of restricted stock under the 2007 Equity Plan to our Named Executive Officers in the following amounts: Mr. Pearce, 23,850; Mr. Anderson, 8,500; and Mr. Maguire, 13,500. Each of these grants was scheduled to vest in equal increments on each of the first four anniversaries of the grant date; however, pursuant to the terms of the 2007 Equity Plan and the Company’s Change of Control Plan, the remaining shares of unvested restricted stock automatically vested in December 2013 due to the disposition of the Company’s ethanol plants. Because of the pending disposition of substantially all of the Company’s assets under the DIL agreement, the Board did not make any equity grants in 2013.

Other Compensation

General Benefits

All of our executive officers are eligible for benefits offered to employees generally, including life, health, disability and dental insurance and our profit sharing and 401(k) plan (the “401(k) Plan”). These benefits are designed to provide a stable array of support to employees and their families and are provided to all employees regardless of their individual performance levels.

Eligible employees may make voluntary contributions to the 401(k) Plan up to limits permitted under law, and the Company provides a contributory match equal to 50% of the first 6% of compensation contributed by participants. In addition, we may, at our discretion, make discretionary profit sharing contributions to the 401(k) Plan in addition to this match. All full-time employees who have completed one month of service are eligible to participate in the 401(k) Plan. The Company match and any discretionary contributions made by us are subject to vesting restrictions as follows: employees become 34% vested at the end of the first Plan Year following their date of hire, employees are 67% vested at the end of the next succeeding Plan Year and employees are 100% vested at the end of the next succeeding Plan Year thereafter. As of December 31, 2013, all of our Named Executive Officers were 100% vested in their respective Company matches under the 401(k) Plan.

Perquisites

We do not believe it is necessary for the attraction or retention of management talent to provide our executive officers with a substantial amount of compensation in the form of perquisites. In 2013, we did not provide any perquisites to our executive officers.

Relocation Expenses

As part of our ordinary recruitment efforts, we may offer reimbursement of relocation expenses to our officers and employees from time to time. We paid relocation expenses of $19,200 and $18,462 to Mr. Pearce in 2012 and 2013, respectively.

Stock Ownership Guidelines

We do not have specific share retention or ownership guidelines for our executive officers.

Material Terms of Named Executive Officer Employment Agreements and Post Employment Compensation

We have entered into an employment agreement with each of Messrs. Pearce and Maguire, as well as a written Offer of Continued Employment with Mr. Anderson, setting forth the terms of their employment. The summary below discloses the material terms of these arrangements as of December 31, 2013 and does not discuss any actions taken during 2014 with respect to the executive officer employment arrangements. For a discussion regarding compensation actions taken during 2014, please see the disclosure under the heading “2014 Compensation Activity” below.

Employment Agreements with Messrs. Pearce and Maguire

In August 2010, we entered into executive employment agreements with each of Messrs. Pearce and Maguire. The agreements provide that Messrs. Pearce and Maguire will serve as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, for initial terms of two years. Each agreement automatically renews for successive one year terms, unless either party provides notice of its intent not to renew the agreement at least 60 days prior to the end of any term. Mr. Pearce’s agreement provides for a base salary of not less than $350,000 per year and an annual incentive target bonus of 85% of Mr. Pearce’s base salary. Mr. Maguire’s agreement provides for a base salary of not less than $245,000 per year and an annual incentive target bonus of 55% of Mr. Maguire’s base salary.

Each agreement also provides that if the Company terminates the executive officer’s employment without “cause” or he terminates his employment for “good reason” (as such terms are defined in each agreement), and upon execution of a severance agreement and a customary release of claims, the Company will pay the executive officer all accrued unpaid base salary and bonus from the previous year, unreimbursed expenses and a severance payment equal to 12 months of his then-current base salary plus a pro rata portion of his target bonus based on the number of weeks of the year that have lapsed prior to such termination. Each agreement also provides that if the Company terminates the executive officer’s employment without cause or he terminates his employment for good reason, in each case, within one year following a “change of control” (as defined in each agreement), the Company will pay the executive officer an additional severance payment equal to 12 months of his then-current base salary and, in the case of Mr. Pearce, an additional payment equal to the pro rata portion of his target bonus. The Company will also provide Mr. Pearce with 18 months and Mr. Maguire with 12 months of health benefit coverage following termination of his employment under the above described circumstances.

Each executive officer has also agreed to maintain our confidential information in strictest confidence and not to use or disclose to any third party our confidential information, except as we may permit from time to time. Each executive officer has agreed not to compete with us during his employment and for a period of one year following the termination or expiration date of the agreement. During the non-compete period, the executive officer will not solicit or persuade any of our employees to leave us or hire any employee that we have terminated. Each executive officer has also agreed that, during the non-compete period, he will not divert any business away from us or our customers. Each agreement also provides that we will indemnify the executive officer against any claims or judgments that result by reason of his employment with us. In addition, during the executive officer’s term of employment, and for a period of three years following employment, we must maintain officers’ and directors’ liability insurance for his benefit at least equal to the coverage that we provide for any other present or former senior executive or Director.

Under the terms of each of Messrs. Pearce’s and Maguire’s employment agreements, assuming that we terminated each executive officer’s employment without cause or he terminated his employment for good reason on December 31, 2013, upon execution of a severance agreement and a customary release of claims, we would have paid the following severance in equal installments during the 12-month period following such termination:

•          Mr. Pearce a severance payment in an amount equal to $703,000 and provided health benefit coverage equal to approximately $33,000; and

•          Mr. Maguire a severance payment in an amount equal to $403,000 and provided health benefit coverage equal to approximately $22,000.

Had such termination occurred following a change of control, we would have paid Mr. Pearce an additional cash severance payment in an amount equal to $703,000 and Mr. Maguire an additional severance payment in an amount equal to $260,000, in each case payable in equal installments during the 12-month period following such termination.

Mr. Anderson’s Offer of Continued Employment

In August 2010, we entered into an Offer of Continued Employment (the “Offer”) with Mr. Anderson to serve as Vice President, Operations of the Company. The Offer is not an employment agreement and does not include a set term. The Offer provides for a base salary of $225,000 per year and a performance-based bonus of up to 65% of Mr. Anderson’s base salary.

Mr. Anderson’s Offer provides that, if the Company terminates Mr. Anderson’s employment without “cause” or he terminates his employment for “good reason” (as such terms are defined in the offer), and upon execution of a customary release of claims and a six-month non-competition agreement, the Company will pay Mr. Anderson all accrued unpaid base salary and bonus from the previous year, unreimbursed expenses and a severance payment equal to six months of his base salary plus a pro rata portion of his target bonus based on the number of weeks of the year that have lapsed prior to such termination. If such termination occurs following a change of control, Mr. Anderson will be entitled to the greater of the severance described in the preceding sentence and the severance provided under the Company’s Change of Control Plan (the “COC Plan”), described below. The Company will also reimburse Mr. Anderson for six months of health benefit coverage following termination of his employment under the above described circumstances.

Under the terms of Mr. Anderson’s Offer, assuming that we terminated his employment without cause or he terminated his employment for good reason on December 31, 2013, upon execution of a noncompetition agreement and a customary release of claims, we would have paid Mr. Anderson a severance payment in an amount equal to $287,500 and provided health benefit coverage equal to approximately $7,000. Pursuant to the terms of the COC Plan, assuming termination within one year following a change of control (as defined in the COC Plan), or resignation within 30 days after a Material Change (as defined in the COC Plan) occurring within one year following a change of control, based on his current salary and target bonus, we would potentially pay Mr. Anderson an additional severance payment in an amount equal to $287,500, and any non-vested rights under the 401(k) Plan and the 2007 Equity Plan would vest. Mr. Anderson’s employment with the Company terminated on January 3, 2014, which triggered severance payments and benefits under the COC Plan. For a summary of the severance payments to which Mr. Anderson became entitled in connection with his departure from the Company, please see the discussion under the heading “2014 Compensation Activity” below.

Change of Control Plan

The Company has adopted and maintained the COC Plan, effective November 10, 2006, which may require us to pay severance benefits to certain executives, key managers and other employees in the event of a change of control (as defined in the COC Plan). The purpose of the COC Plan is to assure the continued services of our employees in an objective and impartial basis, without distraction or conflict of interest in the event of an attempt of a third party to obtain control of the Company. The COC Plan covers all of our employees other than Messrs. Pearce and Maguire, who are entitled to severance payments and benefits pursuant to their respective employment agreements as described above. The COC Plan provides for three levels of severance benefits in the event of a change of control. Executive officers will receive the highest level of compensation under the COC, and key managers and other employees will receive more limited severance benefits.

Under the COC Plan, upon a change of control, all non-vested securities of the Company held by employees will automatically vest, as will all non-vested rights under or in connection with all benefit plans, including the 2007 Equity Plan and the 401(k) Plan. In addition, under the COC Plan, if an executive officer, key manager or other employee, as applicable, is terminated within one year following a change of control or he or she resigns within 30 days after a reduction of title, duties, compensation or benefits (defined as a “Material Change” in the COC Plan) occurring within one year following a change of control, (i) an executive officer will receive a payment consisting of (A) 100% of Base Compensation (as defined in the COC Plan), (B) 100% of the greater of the executive’s most recent annual bonus or the projected annual bonus for the year in which the change of control occurs, (C) a pro rata portion of the executive’s projected annual bonus for the year in which the change of control occurs, plus (D) accrued but unpaid bonuses; (ii) a key manager will receive a payment consisting of (A) 100% of Base Compensation, (B) a pro rata portion of the key manager’s projected annual bonus for the year in which the change of control occurs, plus (C) accrued but unpaid bonuses; and (iii) any other employee will receive a payment consisting of (A) 50% of the annual base salary then in effect, (B) a pro rata portion of the employee’s projected annual bonus for the year in which the change of control occurs, plus (C) accrued but unpaid bonuses.

The COC Plan may be amended or terminated by the Company at any time, except during the one year period immediately following a change in control. In no event may an amendment or termination of the COC Plan following a change of control alter or curtail any vested benefits under the plan due to employees who have been terminated prior to such amendment or termination.

2014 Compensation Activity

During the first quarter of 2014, the Company entered into agreements with each of its Named Executive Officers, pursuant to which the Company agreed to make certain payments to each Named Executive Officer in exchange for a release of claims in favor of the Company and agreement to certain restrictive covenants, including confidentiality, non-solicitation of employees and non-disparagement restrictions. These agreements and the payments and benefits provided thereunder are intended to represent severance payments to the Named Executive Officers in lieu of the payments they would have been entitled to receive, upon termination of employment, under their individual employment arrangements and the COC Plan. Pursuant to the agreements, the Company made the following cash payments to each Named Executive Officer in a lump sum during the first quarter of 2014: $1,352,167 to Mr. Pearce; $561,458 to Mr. Anderson; and $651,083 to Mr. Maguire. In addition to the cash payments, the Named Executive Officers are also entitled to receive certain vested benefits under the Company's welfare and retirement plans, including the 401(k) Plan and the 2007 Equity Plan.

Mr. Anderson's last day of employment with the Company was January 3, 2014. Other than the payment and benefits described in the preceding paragraph, Mr. Anderson did not receive and is not entitled to receive any other payments or benefits in connection with his departure from the Company. As a result of entry into, and payment under, these agreements, Messrs. Pearce and Maguire continue to be employed by the Company on an at-will basis with no contractual rights to any additional payments or benefits upon termination of their respective employment other than those described in the preceding paragraph, the cash portion of which has already been paid to them.

Compensation of Directors

The only compensation earned by our directors for services rendered during the fiscal year ended on December 31, 2013 was cash fees in the form of annual retainers and meeting fees as set forth in the following table:

Name	Fees Earned or Paid in Cash
Blake, Elizabeth	$44,000
Einhorn, David	32,500
Jaffee, Richard	37,500
March, John	33,500
Sampias, Ernest	51,500
Wong, Mark	120,000

As of December 31, 2013, each of the directors, other than Mr. Sampias, held options to purchase 250 shares of common stock at $14.60 per share and options to purchase 250 shares of common stock at $34.40. Mr. Sampias held options to purchase 250 shares of common stock at $29.90 per share. In addition to the options disclosed above, Mr. Wong also held options to purchase 20,000 shares of common stock at $63.80 per share. In all cases, the options described above are fully vested and exercisable.

Under our compensation program for Directors, Directors who are also full-time officers or employees of the Company receive no additional compensation for serving as Directors. All non-employee Directors receive an annual retainer of $30,000, with the exception of Mr. Wong, whose compensation as Chairman of the Board is determined annually by the other non-employee Directors. Mr. Wong’s 2013 retainer was $120,000. Each non-employee Director, other than Mr. Wong, also receives a fee of $2,500 for each Board meeting attended and $1,000 for each committee meeting attended, if such committee meeting is held on a day different than a Board meeting. In addition, the Chairman of the Audit Committee receives an annual retainer of $15,000 and the Chairman of the Governance and Nominating Committee receives an annual retainer of $7,500.

Our policy had been to make grants of stock options and/or shares of restricted stock to our non-employee Directors who join the Board, and thereafter to make regular, annual grants of stock options and/or restricted stock to our non-employee Directors. These options and shares of restricted stock were typically scheduled to vest one year from their respective dates of grant. The restricted stock granted to Mr. Wong in March 2012 vested in equal increments on each of the first four anniversaries of the date of grant. Pursuant to the terms of the 2007 Equity Plan, Mr. Wong’s unvested restricted stock automatically vested in December 2013 due to the disposition of the Company’s ethanol plans. Because of the pending disposition of substantially all of the Company’s assets under the DIL agreement, the Board did not receive any equity grants in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our Common Stock and Class B Common Stock as of April 15, 2014, by:

•	each person who is known by us to beneficially own 5% or more of any class of our outstanding shares of common stock;

•	each member of our Board of Directors who beneficially owns any class of shares of our common stock;

•	each of our executive officers; and

•	all members of our Board of Directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the SEC rules and includes voting or investment power with respect to the securities. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse.

Unless otherwise indicated, the address for all beneficial owners is c/o BioFuel Energy Corp., 1600 Broadway, Suite 1740, Denver, Colorado 80202. At the close of business on April 15, 2014, there were 5,442,104 shares of Common Stock outstanding, net of 40,481 shares held in treasury, and 795,479 shares of Class B Common Stock outstanding, which together constitute a total of 6,237,583 shares of outstanding voting shares of the Company. Each share of Common Stock and Class B Common Stock is entitled to one vote. The percentage of common stock outstanding was determined based on 6,237,583 shares outstanding at on April 15, 2014.

Beneficial Owner	Number of Shares of Common Stock	Number of Shares of Class B Common Stock	Options Exercisable	Total Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding
Greenlight Capital, Inc. and its affiliates (1) 2 Grand Central Tower 140 East 45th Street, 24th floor New York, NY 10017	1,427,816	780,958	—	2,208,774	35.4%
Third Point Funds (2) 390 Park Avenue, 18th floor New York, NY 10022	1,082,650	—	—	1,082,650	17.4%
Scott H. Pearce	87,881	14,521	17,500	119,902	1.9%
Kelly G. Maguire	22,688	—	14,250	36,938	*
Elizabeth K. Blake	5,022	—	500	5,522	*
David Einhorn (3)	2,750	—	500	3,250	*
Ernest J. Sampias	2,441	—	250	2,691	*
Richard I. Jaffee	2,500	—	500	3,000	*
John D. March	3,131	—	500	3,631	*
Mark W. Wong	35,611	—	20,500	56,111	*
All Directors and Named Executive Officers as a group, 9 persons (4)	1,589,840	795,479	54,500	2,439,819	39.1%

*	less than 1%

(1)

Greenlight Capital, Inc. (“Greenlight Inc.”) is the investment manager for Greenlight Capital Qualified, L.P., Greenlight Capital, L.P. and Greenlight Capital Offshore Partners, and as such has voting and dispositive power over 96,388 shares of common stock and 553,969 shares of class B common stock held by Greenlight Capital Qualified, L.P., 18,400 shares of common stock and 149,933 shares of class B common stock held by Greenlight Capital, L.P., and 967,239 shares of common stock held by Greenlight Capital Offshore Partners. DME Advisors, LP (“DME Advisors”) is the investment manager for Greenlight Reinsurance, Ltd., and as such has voting and dispositive power over 266,236 shares of common stock held by Greenlight Reinsurance, Ltd. DME Capital Management, LP (“DME Management”) is the investment manager for Greenlight Capital (Gold), LP, and Greenlight Capital Offshore Master (Gold), Ltd., and as such has voting and dispositive power over 30,434 shares of common stock and 77,056 shares of class B common stock held by Greenlight Capital (Gold), LP and 52,378 shares of common stock held by Greenlight Capital Offshore Master (Gold), Ltd. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Advisors and DME Management, and as such has voting and dispositive power over 349,048 shares of common stock and 77,056 shares of class B common stock. David Einhorn, one of our directors, is the principal of Greenlight Inc., DME Advisors, DME Management and DME GP, and as such has voting and dispositive power over 1,431,075 shares of common stock and 780,958 shares of class B common stock held by these affiliates of Greenlight, Inc. Mr. Einhorn disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

(2)	Includes shares held of record by Third Point Offshore Master Fund LP, Third Point Partners LP, Third Point Partners Qualified LP, and Third Point Ultra Master Fund LP, which are investment funds managed by Third Point LLC, and by an individual the Company believes to be affiliated with Third Point LLC.
(3)	See note 1.
(4)	Includes shares held by Greenlight Capital, Inc., which is controlled by one of our Directors, David Einhorn.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans, which consist of stock options granted under the 2007 Equity Plan, as of December 31, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans approved by security holders	65,481	$58.94	114,553
Equity Compensation Plans not approved by security holders	—	N/A	—
Total	65,481	$58.94	114,553

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and pre-approves transactions we may enter into with our Directors, executive officers, principal stockholders or persons affiliated with our Directors, executive officers or principal stockholders. While we do not have formal procedures for these reviews, our Board of Directors evaluates and considers these transactions individually on a facts and circumstances basis. Furthermore, our code of business conduct and ethics requires Directors and executive officers to disclose any transaction with us in which they may have a direct or indirect interest.

Certain Equity Interests Held by Our Executive Officers, Directors and Principal Stockholders

Immediately prior to the consummation of the Company’s initial public offering in June 2007, BioFuel Energy, LLC, a subsidiary of the Company (the “Operating Company”) amended and restated its limited liability company agreement to replace its then outstanding membership units with a single class of membership units. All of our historical Operating Company equity investors, including certain of our executive officers and principal stockholders, exchanged their existing membership units in the Operating Company for new membership units in amounts determined in accordance with the then-existing limited liability company agreement of the Operating Company and based on the initial offering price of our shares of common stock issued in the initial public offering. Upon consummation of the initial public offering, BioFuel Energy Corp. issued to each historical Operating Company equity investor, including certain of our executive officers and principal stockholders, shares of our Class B common stock equal to the number of membership units held.

A summary of these issuances that remained outstanding as of December 31, 2013 is presented in the table below:

Stockholder Name	LLC Units & Class B Shares Held
Greenlight Capital, LP	149,933
Greenlight Capital Qualified, LP	553,969
Greenlight Capital (Gold), LP	77,056
Scott H. Pearce	14,521
Total	795,479

Holders of membership units in the Operating Company (other than BioFuel Energy Corp.) may exchange these membership units for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At any time a share of common stock is redeemed, repurchased, acquired, cancelled or terminated by us, one membership unit registered in the name of BioFuel Energy Corp. will automatically be cancelled by the Operating Company so that the number of membership units held by BioFuel Energy Corp. at all times equals the number of shares of common stock outstanding. The Operating Company maintains a capital account for each Operating Company member. No Operating Company member will be required to make additional capital contributions to the Operating Company without such member’s consent, and no Operating Company member will be required to pay to the Operating Company or to any other Operating Company member any deficit or negative balance which may exist from time to time in such member’s capital account. Membership interests in the Operating Company are also subject to certain restrictions on transfer, as set forth in the limited liability agreement.

Proposal for Potential Transaction with Principal Stockholder

On March 28, 2014, we received a preliminary non-binding proposal (the “Proposal”) from James R. Brickman (together with certain trusts and family members, the “Brickman Parties”) and Greenlight Capital, Inc. (together with affiliates, “Greenlight”), one of our principal stockholders and an investment management company co-founded by David Einhorn, one of our directors who serves as its President. Greenlight proposed a possible transaction pursuant to which one or more newly-formed, wholly-owned subsidiaries of ours would acquire all of the equity interests of JBGL Capital, LP and JBGL Builder Finance, LLC, and their direct and indirect subsidiaries (collectively, “JBGL”) for $275 million, payable in cash and shares of our common stock. JBGL is a series of real estate entities involved in the purchase and development of land for residential purposes, construction lending and home building operations. JBGL is currently owned and controlled by Greenlight and the Brickman Parties. The transactions set forth in the Proposal would result in Greenlight and the Brickman Parties owning 49.9% and 8.4%, respectively, of our outstanding common stock.

In response to the Proposal, our Board of Directors established a special committee consisting of independent directors to evaluate the Proposal and alternatives for the Company. The special committee is authorized to retain independent advisors. There can be no assurance that the Proposal or any other transaction will be approved or completed.

DIRECTOR INDEPENDENCE

Our Board of Directors currently comprises seven members. Of these seven members, five members (Ms. Blake and Messrs. Jaffee, March, Sampias and Wong) have been determined by our Board to be independent Directors according to the rules and regulations of the SEC and Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

Audit Fees

The audit fees billed for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements and audit of the subsidiary and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q totaled $200,000 and $247,900 for the 2013 and 2012 fiscal years, respectively.

Audit Related Fees

There were no audit related services rendered by Grant Thornton LLP for fiscal years 2013 and 2012.

Tax Fees

Tax services rendered by Grant Thornton LLP totaled $9,540 and $11,130 for fiscal years 2013 and 2012, respectively, and related to the preparation of the Nebraska property tax return for our Wood River plant.

All Other Fees

Other professional services rendered by Grant Thornton LLP totaled $19,950 and $19,090 for the fiscal years 2013 and 2012, and related to an agreed upon procedures report as required by the Environmental Protection Agency. The Audit Committee has considered whether the provision of non-audit services by the Company’s independent auditors is compatible with maintaining auditor independence. All audit and non-audit services must be approved in advance by the Audit Committee. All audit-related services, tax services and other services for 2013 and 2012 set forth above were pre-approved by the Audit Committee which determined that such services would not impair the independence of our auditor and are consistent with the SEC’s rules on auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedule. The financial statements and financial statement schedule of the Company were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2013.

(a)(3) Exhibits. The following are filed as Exhibits to this Amendment No. 1 to Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

(a) Exhibits

Number	Description
3.1.1	Form of Charter Amendment (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 13, 2012).
3.1.2	Terms of the Charter Amendment (incorporated by reference to Item 8.01 of the Company’s Current Report on Form 8-K filed May 25, 2012).
3.1.3	Certificate of Designation of Series B Junior Participating Preferred Stock of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2014).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp dated March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement on Form S-1 (file no. 333-139203) filed April 23, 2007).
10.1	Second Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2007).
10.2*	BioFuel Energy, LLC Change of Control Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.3*	BioFuel Energy Corp 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.4*	BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4.1*	BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4.2*	Amendment to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.2 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.4.3*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Prototype Plan Document (incorporated by reference to Exhibit 10.25.3 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.5*	BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.5.1*	Addendum to BioFuel Energy, LLC 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Exhibit 10.26.1 to the Company’s Amendment #1 to Registration Statement on Form S-1 (file no. 333-139203) filed January 24, 2007).
10.6	Tax Benefit Sharing Agreement between BioFuel Energy Corp. and the parties listed on the signature page thereto dated June 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2007).
10.7*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Scott H. Pearce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2010).
10.8*	Executive Employment Agreement dated as of August 31, 2010 between BioFuel Energy, LLC and Kelly G. Maguire (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2010).

10.9*	Offer of Continued Employment dated as of August 31, 2010 between BioFuel Energy, LLC and Mark Zoeller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2010).
10.10	Third Amended and Restated Limited Liability Company Agreement of BioFuel Energy, LLC dated February 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2011).
10.11*	Form of Agreement, Release & Waiver dated as of January 2, 2014.
21.1	List of Subsidiaries of BioFuel Energy Corp. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 26, 2014).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed March 26, 2014).
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed March 26, 2014).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed March 26, 2014).

* Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: April 30, 2014	By:
/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: April 30, 2014	By:
/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Mark Wong	Chairman of the Board	April 30, 2014
Mark Wong

/s/ Scott H. Pearce	Chief Executive Officer, President and	April 30, 2014
Scott H. Pearce	Director (Principal Executive Officer)

/s/ David Einhorn	Director	April 30, 2014
David Einhorn

/s/ Ernest J. Sampias	Director	April 30, 2014
Ernest J. Sampias

/s/ Elizabeth K. Blake	Director	April 30, 2014
Elizabeth K. Blake

/s/ John D. March	Director	April 30, 2014
John D. March

/s/ Richard Jaffee	Director	April 30, 2014
Richard Jaffee

