Form 10-Q
period 2014-03-31
BioFuel Energy Corp.
filed 2014-05-08
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-33530

BIOFUEL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State of incorporation)	(I.R.S. employer identification number)

1600 Broadway, Suite 1740 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of May 7, 2014: 5,442,104 exclusive of 40,481 shares held in treasury.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements of BioFuel Energy Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2013 (filed with the Securities and Exchange Commission on March 26, 2014).

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,091	$12,605
Accounts receivable	38	39
Prepaid expenses	84	124
Deposits	82	2,361
Total current assets	10,295	15,129
Non-current assets:
Property, plant and equipment, net	64	71
Other assets	—	22
Total non-current assets	64	93
Assets held for sale	24	432
Total assets	$10,383	$15,654
Liabilities and equity
Current liabilities:
Accounts payable	$33	$50
Other current liabilities	102	4,262
Total current liabilities	135	4,312
Liabilities held for sale	—	289
Total liabilities	135	4,601
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,482,585 shares outstanding at March 31, 2014 and December 31, 2013	54	54
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 795,479 shares outstanding at March 31, 2014 and December 31, 2013	8	8
Less common stock held in treasury, at cost, 40,481 shares at March 31, 2014 and December 31, 2013	(4,316)	(4,316)
Additional paid-in capital	191,197	191,197
Accumulated deficit	(169,039)	(168,328)
Total BioFuel Energy Corp. stockholders’ equity	17,904	18,615
Noncontrolling interest	(7,656)	(7,562)
Total equity	10,248	11,053
Total liabilities and equity	$10,383	$15,654

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$100	$—
General and administrative expenses:
Compensation expense	(442)	(978)
Other	(463)	(342)
Operating loss	(805)	(1,320)
Other income (expense)	—	1
Loss from continuing operations before income taxes	(805)	(1,319)
Income tax provision (benefit)	—	—
Loss from continuing operations	(805)	(1,319)
Discontinued operations:
Loss from discontinued operations	—	(4,009)
Income tax provision (benefit)	—	—
Loss from discontinued operations	—	(4,009)
Net loss	(805)	(5,328)
Less: Net loss from continuing operations attributable to noncontrolling interest	94	172
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	521
Net loss attributable to BioFuel Energy Corp. common stockholders	$(711)	$(4,635)

Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(711)	$(1,147)
Loss from discontinued operations	—	(3,488)
Net loss attributable to BioFuel Energy Corp.	$(711)	$(4,635)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(0.13)	$(0.21)
Discontinued operations	—	(0.66)
	$(0.13)	$(0.87)

Weighted average shares outstanding-basic and fully diluted	5,442	5,308

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,483,773	$54	795,479	$8	$(4,316)	$189,604	$(129,120)	$56,230	$(1,120)	$55,110
Stock-based compensation	—	—	—	—	—	1,593	—	1,593	—	1,593
Issuance of restricted stock, (net of forfeitures)	(1,188)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,208)	(39,208)	(6,442)	(45,650)
Balance at December 31, 2013	5,482,585	$54	795,479	$8	$(4,316)	$191,197	$(168,328)	$18,615	$(7,562)	$11,053
Net loss	—	—	—	—	—	—	(711)	(711)	(94)	(805)
Balance at March 31, 2014	5,482,585	$54	795,479	$8	$(4,316)	$191,197	$(169,039)	$17,904	$(7,656)	$10,248

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(805)	$(5,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7	7,090
Stock-based compensation expense	—	259
Changes in operating assets and liabilities:
Accounts receivable	1	(6,290)
Inventories	—	1,403
Prepaid expenses	41	(72)
Accounts payable	(306)	2,151
Other current liabilities	(4,160)	1,617
Other assets and liabilities	2,465	(11)
Net cash provided by (used in) operating activities	(2,757)	819
Cash flows from investing activities
Purchases of property, plant and equipment	—	(499)
Net cash used in investing activities	—	(499)
Cash flows from financing activities
Repayment of notes payable and capital leases	—	(28)
Net cash used in financing activities	—	(28)
Net increase (decrease) in cash and cash equivalents	(2,757)	292
Cash and cash equivalents, beginning of period	12,872	9,323
Cash and cash equivalents, end of period	$10,115	$9,615
Cash paid for interest	$—	$104

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

The Company operated two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota from June 2008 through November 22, 2013, which produced and sold ethanol and its related co-products, primarily distillers grain and corn oil. The Company’s ethanol plants were owned and operated by the operating subsidiaries of the LLC (“Operating Subsidiaries”). Those Operating Subsidiaries were party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, and substantially all of the assets of the Operating Subsidiaries were pledged as collateral under the Senior Debt Facility. On November 22, 2013, the Company’s ethanol plants and all related assets were transferred to certain designees of the lenders (“Newco”) in full satisfaction of all outstanding obligations under the Senior Debt Facility. Newco simultaneously sold the ethanol plants to Green Plains Renewable Energy, Inc. The Company is currently providing engineering and/or business consulting services to a variety of next generation biofuel and bio-chemical companies.  These services are expected to provide a negligible amount of revenue in 2014.

On March 28, 2014, the Company received a preliminary non-binding proposal (the “Proposal”) from James R. Brickman (together with certain trusts and family members, the “Brickman Parties”) and Greenlight Capital, Inc. (together with affiliates, “Greenlight”), one of our principal stockholders and an investment management company co-founded by David Einhorn, one of our directors who serves as its President. Greenlight proposed a possible transaction pursuant to which one or more newly-formed, wholly-owned subsidiaries of ours would acquire all of the equity interests of JBGL Capital, LP and JBGL Builder Finance, LLC, and their direct and indirect subsidiaries (collectively, “JBGL”) for $275 million, payable in cash and shares of our common stock. JBGL is a series of real estate entities involved in the purchase and development of land for residential purposes, construction lending and home building operations. JBGL is currently owned and controlled by Greenlight and the Brickman Parties. The transactions set forth in the Proposal would result in Greenlight and the Brickman Parties owning 49.9% and 8.4%, respectively, of our outstanding common stock.

In response to the Proposal, our Board of Directors established a special committee consisting of independent directors to evaluate the Proposal and alternatives for the Company. The special committee is authorized to retain independent advisors. There can be no assurance that the Proposal or any other transaction will be approved or completed. No further public disclosure regarding the Proposal is expected to be made until the special committee has completed its deliberations and provided the Board with its recommendation in respect of the Proposal.

At March 31, 2014, the Company retained approximately $10.1 million in cash and cash equivalents on its consolidated balance sheet.  As of March 31, 2014, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $179.0 million, which have been fully reserved against.

The accompanying consolidated financial statements have accounted for the disposition of the ethanol plants as discontinued operations. Prior year amounts have been reclassified to reflect the disposition of the ethanol plants being accounted for as discontinued operations.

At March 31, 2014, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individual and investment funds who held 795,479 membership units in the LLC as of March 31, 2014 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the individual or investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

2.	Discontinued Operations – Disposal of Ethanol Plants

On November 22, 2013, the Company disposed of its ownership in its two ethanol plants.  The operating loss for the three months ended March 31, 2013 is summarized as follows (in thousands):

Net sales	$89,041
Cost of goods sold	90,912
Gross loss	(1,871)
General and administrative expenses	1,712
Operating loss	(3,583)
Other income (expense):
Other income	1,459
Interest expense	(1,885)
Loss before income taxes	(4,009)
Income tax provision (benefit)	—
Loss from discontinued operations	$(4,009)

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.	Discontinued Operations – Disposal of Ethanol Plants – (continued)

The carrying amounts of the assets and liabilities of the ethanol plants is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$24	$267
Prepaid expenses	—	1
Other current assets	—	164
Assets held for sale	$24	$432

Current liabilities:
Accounts payable	$—	$289
Liabilities held for sale	$—	$289

Revenue Recognition

During the time that the Company owned and operated its ethanol facilities, the Company sold its ethanol, distillers grain and corn oil products under the terms of marketing agreements. Revenue was recognized when risk of loss and title transferred upon shipment of ethanol, distillers grain or corn oil. In accordance with the marketing agreements, the Company recorded its revenues based on the amounts payable to us at the time of our sales of ethanol, distillers grain or corn oil. For our ethanol that was sold within the United States, the amount payable was equal to the average delivered price per gallon received by the marketing pool from Cargill Inc.’s (“Cargill”) customers, less average transportation and storage charges incurred by Cargill, and less a commission. We also sold a portion of our ethanol production to Cargill for export, which sales were shipped undenatured and were excluded from the marketing pool. For exported ethanol sales, the amount payable was equal to the contracted delivered price per gallon, less transportation and storage charges, and less a commission. The amount payable for distillers grain and corn oil was generally equal to the market price at the time of sale less a commission.

Cost of goods sold

During the time that the Company owned and operated its ethanol facilities, cost of goods sold primarily included costs of materials (primarily corn, natural gas, chemicals and denaturant), electricity, purchasing and receiving costs, inspection costs, shipping costs, lease costs, plant management, certain compensation costs and general facility overhead charges, including depreciation expense.

Concentrations of Credit Risk

During the time that the Company owned and operated its ethanol facilities, credit risk represented the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arose from financial instruments existed for groups of customers or counterparties when they had similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

During the three months ended March 31, 2013, the Operating Subsidiaries recorded sales to Cargill representing 73% of total net sales. The Operating Subsidiaries purchased corn, its largest cost component in producing ethanol, from Cargill. During the three months ended March 31, 2013, corn purchases from Cargill totaled $70.4 million.

Depreciation Expense

Depreciation expense related to the property, plant and equipment at the ethanol plants and included in loss from discontinued operations was $6,831,000 for the three months ended March 31, 2013.

Rent Expense

Rent expense related to the ethanol plants and included in loss from discontinued operations totaled $2,798,000 for the three months ended March 31, 2013.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

Revenue Recognition

Our primary source of revenue is engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies. Consulting agreements are entered into which set forth the terms, including the rates charged, for all consulting services. Revenue is recognized and recorded at the time that the consulting services are performed and collectibility is reasonably assured.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. At March 31, 2014, we had $10.1 million of cash and cash equivalents invested in standard cash accounts held at two financial institutions, which is in excess of FDIC insurance limits.

Property, Plant and Equipment

Property, plant and equipment is comprised of office furniture and equipment at the Company’s headquarters and is recorded at cost. Depreciation on office furniture and equipment is computed by the straight line method over a range of three to ten years.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Office furniture and equipment	$788	$788
Accumulated depreciation	(724)	(717)
Property, plant and equipment, net	$64	$71

Depreciation expense related to property, plant and equipment was $7,000 and $10,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

For the three months ended March 31, 2014 and March 31, 2013, 64,541 shares and 69,349 shares, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding – basic	5,442,104	5,308,161
Potentially dilutive common stock equivalents:
Class B common shares	795,479	795,479
Restricted stock	—	135,131
	795,479	930,610
	6,237,583	6,238,771
Less anti-dilutive common stock equivalents	(795,479)	(930,610)
Weighted average common shares outstanding – diluted	5,442,104	5,308,161

6.	Stockholders’ Equity

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $ 7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through March 31, 2014, the Company had repurchased 40,481 shares at an average price of $ 106.62 per share, leaving $ 3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of March 31, 2014, there were no plans to repurchase any additional shares.

Cash Dividends

The Company has not declared any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Rights Agreement

On March 27, 2014, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $13.50 per one one-thousandth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement. The Rights will expire upon the triggering of certain events, but in no event later than March 27, 2017. The Rights are initially not exercisable but will become exercisable upon certain triggering events occurring, such as any person or group becoming the beneficial owner of 4.99% or more of the outstanding common stock of the Company. The dividend was payable to stockholders of record at the close of business on April 7, 2014. The Board adopted the Rights Agreement to protect the Company from a possible limitation on the Company’s ability to use its net operating loss carryforwards and other future tax benefits, which may be used to reduce potential future income tax obligations.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$—	$90
Restricted stock	—	169
Total	$—	$259

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year service period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three months ended March 31, 2014 and March 31, 2013, the Company did not issue any stock options under the 2007 Plan.

A summary of stock option activity under the 2007 Plan as of March 31, 2014, and the changes during the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2014	65,481	$58.94
Granted	—	—
Exercised	—	—
Forfeited	(940)	55.20
Options outstanding, March 31, 2014	64,541	$58.99	0.8	$0.00

Options exercisable, March 31, 2014	64,541	$58.99	0.8	$0.00

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three months ended March 31, 2014 and March 31, 2013, the Company did not grant any restricted stock shares under the 2007 Plan.

Under the Company’s Change of Control Plan, 97,852 shares of unvested restricted stock automatically vested due to the disposition of the Company’s ethanol plants therefore there is no restricted stock currently outstanding.  After considering the stock option and restricted stock awards issued and outstanding, the Company had 115,493 shares of common stock available for future grant under our 2007 Plan at March 31, 2014.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Income Taxes

The Company has not recognized any income tax provision (benefit) for the three months ended March 31, 2014, and March 31, 2013 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Tax benefit at 35% federal statutory rate	$282	$1,865
State tax benefit, net of federal benefit	24	27
Noncontrolling interest	(36)	(246)
Valuation allowance	(1,454)	(1,537)
Other	1,184	(109)
Total	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax assets:
Capitalized start up costs	$25	$24
Stock-based compensation	622	622
Net operating loss carryover	62,642	62,372
Other	19	18
Deferred tax assets	63,308	63,036
Valuation allowance	(62,565)	(61,111)

Deferred tax liabilities:
Property, plant and equipment	(46)	(11)
Investment in partnership	(697)	(1,914)
Deferred tax liabilities	(743)	(1,925)
Net deferred tax asset	$—	$—

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

As of March 31, 2014, the net operating loss carryforward was $179.0 million, which will begin to expire if not used by December 31, 2029. The U.S. federal statute of limitations remains open for our 2010 and subsequent tax years.

9.	Employee Benefits

401K Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three months ended March 31, 2014 and March 31, 2013, contributions to the plan by the LLC totaled $9,000 and $20,000, respectively.

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

10.	Commitments and Contingencies

In October 2013, the LLC entered into a ten month lease that began November 1, 2013 for office space for its corporate headquarters. The monthly rent expense of $11,000 is being recognized on a straight line basis over the term of the lease.

Rent expense totaled $46,000 and $63,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

The Company is not currently a party to any material legal, administrative or regulatory proceedings that have arisen in the ordinary course of business or otherwise that would result in loss contingencies.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

11.	Noncontrolling Interest

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

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. At March 31, 2014, the Company owned 87.3% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three months ended March 31, 2014 and March 31, 2013 (in thousands):

Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended March 31,
	2014	2013
Net loss attributable to BioFuel Energy Corp.	$(711)	$(4,635)
Increase in BioFuel Energy Corp. stockholders equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	—	—
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(711)	$(4,635)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Specifically, forward-looking statements may be preceded by, followed by or may include such words as “estimate”, “plan”, “project”, “forecast”, “intend”, “expect”, “is to be”, “anticipate”, “goal”, “believe”, “seek”, “target” or other similar expressions. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2013 or in any other documents we have filed with the Securities and Exchange Commission.

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

The Company operated two dry-mill ethanol production facilities located in Wood River, Nebraska and Fairmont, Minnesota from June 2008 through November 22, 2013, which produced and sold ethanol and its related co-products, primarily distillers grain and corn oil. The Company’s ethanol plants were owned and operated by the operating subsidiaries of the LLC (“Operating Subsidiaries”). Those Operating Subsidiaries were party to a Credit Agreement (the “Senior Debt Facility”) with a group of lenders, and substantially all of the assets of the Operating Subsidiaries were pledged as collateral under the Senior Debt Facility. On November 22, 2013, the Company’s ethanol plants and all related assets were transferred to certain designees of the lenders (“Newco”) in full satisfaction of all outstanding obligations under the Senior Debt Facility. Newco simultaneously sold the ethanol plants to Green Plains Renewable Energy, Inc. The Company is currently providing engineering and/or business consulting services to a variety of next generation biofuel and bio-chemical companies.  These services are expected to provide a negligible amount of revenue in 2014.

On March 28, 2014, the Company received a preliminary non-binding proposal (the “Proposal”) from James R. Brickman (together with certain trusts and family members, the “Brickman Parties”) and Greenlight Capital, Inc. (together with affiliates, “Greenlight”), one of our principal stockholders and an investment management company co-founded by David Einhorn, one of our directors who serves as its President. Greenlight proposed a possible transaction pursuant to which one or more newly-formed, wholly-owned subsidiaries of ours would acquire all of the equity interests of JBGL Capital, LP and JBGL Builder Finance, LLC, and their direct and indirect subsidiaries (collectively, “JBGL”) for $275 million, payable in cash and shares of our common stock. JBGL is a series of real estate entities involved in the purchase and development of land for residential purposes, construction lending and home building operations. JBGL is currently owned and controlled by Greenlight and the Brickman Parties. The transactions set forth in the Proposal would result in Greenlight and the Brickman Parties owning 49.9% and 8.4%, respectively, of our outstanding common stock.

In response to the Proposal, our Board of Directors established a special committee consisting of independent directors to evaluate the Proposal and alternatives for the Company. The special committee is authorized to retain independent advisors. There can be no assurance that the Proposal or any other transaction will be approved or completed. No further public disclosure regarding the Proposal is expected to be made until the special committee has completed its deliberations and provided the Board with its recommendation in respect of the Proposal.

At March 31, 2014, the Company retained approximately $10.1 million in cash and cash equivalents on its consolidated balance sheet.  As of March 31, 2014, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $179.0 million, which have been fully reserved against.

Basis for Consolidation

At March 31, 2014, the Company owned 87.3% of the LLC membership units with the remaining 12.7% owned by an individual and by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.7% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same individual and investment funds who held 795,479 membership units in the LLC as of March 31, 2014 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the individual or investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

Revenues

Our primary source of revenue is engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies.

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

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2014 and March 31, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth general and administrative expenses, loss from continuing operations, and loss from discontinued operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$100	$—
General and administrative expenses:
Compensation expense	(442)	(978)
Other	(463)	(342)
Operating loss	(805)	(1,320)
Other income (expense)	—	1
Loss from continuing operations	(805)	(1,319)
Discontinued operations:
Loss from discontinued operations	—	(4,009)
Loss on disposal of plants	—	—
Loss from discontinued operations	—	(4,009)
Net loss	(805)	(5,328)
Less: Net loss from continuing operations attributable to noncontrolling interest	94	172
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	521
Net loss attributable to BioFuel Energy Corp. common stockholders	$(711)	$(4,635)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues:   Revenues were $0.1 million for the three months ended March 31, 2014 and related to engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies. There was no such revenue for the three months ended March 31, 2013.

General and administrative expenses:   General and administrative expenses decreased $0.4 million or 30.8%, to $0.9 million for the three months ended March 31, 2014, as compared to $1.3 million for the three months ended March 31, 2013. The decrease was primarily attributable to a decrease in stock compensation expense and salary expense, as the Company had fewer employees during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Loss from discontinued operations:   Loss from discontinued operations was $4.0 million for the three months ended March 31, 2013 and related to the loss incurred from the operation of the Company’s ethanol plants. There was no such loss for the three months ended March 31, 2014 as the ethanol plants were disposed of in November 2013.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the three months ended March 31, 2014 and March 31, 2013 are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(2,757)	$819
Investing activities	—	(499)
Financing activities	—	(28)
Net increase (decrease) in cash and cash equivalents	$(2,757)	$292

Cash provided by (used in) operating activities.   Net cash used in operating activities was $2.8 million for the three months ended March 31, 2014, compared to net cash provided by operating activities of $0.8 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the amount was primarily comprised of a net loss of $0.8 million and working capital uses of $2.0 million. Working capital uses were comprised of $2.2 million of working capital sources related to the collection of deposits, which were offset by working capital uses of $4.2 million related to the payment of severance under the Company’s COC Plan. For the three months ended March 31, 2013, the amount was primarily comprised of a net loss of $5.3 million that was offset by non-cash charges of $7.3 million, which was primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $0.5 million for the three months ended March 31, 2013 and related to capital expenditures for various plant improvement projects. There were no such expenditures for the three months ended March 31, 2014.

Cash used in financing activities.   Net cash used in financing activities was nominal for the three months ended March 31, 2013 and related to payments on certain capital leases and notes payable. There were no such payments for the three months ended March 31, 2014.

The LLC’s principal source of liquidity at March 31, 2014 is its cash and cash equivalents of $10.1 million. Our principal liquidity needs are expected to be funding general corporate expenses.

Summary of critical accounting policies and significant estimates

The consolidated financial statements of BioFuel Energy Corp. included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States. Note 3 to the consolidated financial statements contains a summary of our significant accounting policies, certain of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, we had $10.1 million of cash and cash equivalents invested in standard cash accounts held at two financial institutions, which is in excess of FDIC insurance limits.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIOFUEL ENERGY CORP.
(Registrant)
Date: May 8, 2014	By:	/s/ Scott H. Pearce

Scott H. Pearce
President, Chief Executive Officer and Director

Date: May 8, 2014	By:	/s/ Kelly G. Maguire

Kelly G. Maguire
Executive Vice President and Chief Financial Officer

