Form 10-Q
period 2014-06-30
BioFuel Energy Corp.
filed 2014-07-29
CIK 1373670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Common Stock outstanding as of July 25, 2014: 5,456,625 exclusive of 40,481 shares held in treasury.

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

BioFuel Energy Corp.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,054	$12,605
Accounts receivable	—	39
Prepaid expenses	248	124
Deposits	32	2,361
Other current assets	450	—
Total current assets	8,784	15,129
Non-current assets:
Property, plant and equipment, net	57	71
Other assets	—	22
Total non-current assets	57	93
Assets held for sale	—	432
Total assets	$8,841	$15,654
Liabilities and equity
Current liabilities:
Accounts payable	$47	$50
Other current liabilities	1,359	4,262
Total current liabilities	1,406	4,312
Liabilities held for sale	—	289
Total liabilities	1,406	4,601
Commitments and contingencies
Equity
BioFuel Energy Corp. stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized and 5,497,106 shares outstanding at June 30, 2014 and 5,482,585 shares outstanding at December 31, 2013	54	54
Class B common stock, $0.01 par value; 3,750,000 shares authorized and 780,958 shares outstanding at June 30, 2014 and 795,479 shares outstanding at December 31, 2013	8	8
Less common stock held in treasury, at cost, 40,481 shares at June 30, 2014 and December 31, 2013	(4,316)	(4,316)
Additional paid-in capital	191,056	191,197
Accumulated deficit	(171,789)	(168,328)
Total BioFuel Energy Corp. stockholders’ equity	15,013	18,615
Noncontrolling interest	(7,578)	(7,562)
Total equity	7,435	11,053
Total liabilities and equity	$8,841	$15,654

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$56	$—	$156	$—
General and administrative expenses:
Compensation expense	(384)	(786)	(825)	(1,764)
Other	(2,486)	(625)	(2,949)	(967)
Operating loss	(2,814)	(1,411)	(3,618)	(2,731)
Other income (expense)	—	—	—	1
Loss from continuing operations before income taxes	(2,814)	(1,411)	(3,618)	(2,730)
Income tax provision (benefit)	—	—	—	—
Loss from continuing operations	(2,814)	(1,411)	(3,618)	(2,730)
Discontinued operations:
Loss from discontinued operations	—	(3,326)	—	(7,335)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations	—	(3,326)	—	(7,335)
Net Loss	(2,814)	(4,737)	(3,618)	(10,065)
Less: Net loss from continuing operations attributable to the noncontrolling interest	64	183	157	355
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	430	—	951
Net loss attributable to BioFuel Energy Corp. common stockholders	$(2,750)	$(4,124)	$(3,461)	$(8,759)

Amounts attributable to BioFuel Energy Corp.:
Loss from continuing operations	$(2,750)	$(1,228)	$(3,461)	$(2,375)
Loss from discontinued operations	—	(2,896)	—	(6,384)
Net loss attributable to BioFuel Energy Corp.	$(2,750)	$(4,124)	$(3,461)	$(8,759)

Basic and fully diluted loss per share attributable to BioFuel Energy Corp.:
Continuing operations	$(0.51)	$(0.23)	$(0.64)	$(0.45)
Discontinued operations	—	(0.54)	—	(1.20)
	$(0.51)	$(0.77)	$(0.64)	$(1.65)

Weighted average shares outstanding – basic and fully diluted	5,443	5,342	5,443	5,325

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

 (Unaudited)

	Common Stock		Class B Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total BioFuel Energy Corp. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	5,483,773	$54	795,479	$8	$(4,316)	$189,604	$(129,120)	$56,230	$(1,120)	$55,110
Stock-based compensation	—	—	—	—	—	1,593	—	1,593	—	1,593
Issuance of restricted stock, (net of forfeitures)	(1,188)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,208)	(39,208)	(6,442)	(45,650)
Balance at December 31, 2013	5,482,585	$54	795,479	$8	$(4,316)	$191,197	$(168,328)	$18,615	$(7,562)	$11,053
Exchange of Class B shares to common	14,521	—	(14,521)	—	—	(141)	—	(141)	141	—
Net loss	—	—	—	—	—	—	(3,461)	(3,461)	(157)	(3,618)
Balance at June 30, 2014	5,497,106	$54	780,958	$8	$(4,316)	$191,056	$(171,789)	$15,013	$(7,578)	$7,435

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,618)	$(10,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	14,176
Stock-based compensation expense	—	399
Changes in operating assets and liabilities:
Accounts receivable	39	(3,341)
Inventories	—	1,701
Prepaid expenses	(123)	83
Accounts payable	(292)	(4,394)
Other current liabilities	(2,903)	3,450
Other assets and liabilities	2,065	1,031
Net cash provided by (used in) operating activities	(4,818)	3,040
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,074)
Net cash used in investing activities	—	(1,074)
Cash flows from financing activities
Repayment of notes payable and capital leases	—	(57)
Net cash used in financing activities	—	(57)
Net increase (decrease) in cash and cash equivalents	(4,818)	1,909
Cash and cash equivalents, beginning of period	12,872	9,323
Cash and cash equivalents, end of period	$8,054	$11,232
Cash paid for interest	$—	$207
Non-cash investing and financing activities:
Additions to property, plant and equipment unpaid during the period	$—	$255
Additions to equity offering and debt issuance costs unpaid during period	$450	$—

The accompanying notes are an integral part of these consolidated financial statements.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Nature of Business, and Basis of Presentation

Organization, Nature of Business, and Basis of Presentation

BioFuel Energy Corp. (“we” or “the Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a holding company with no operations of our own. We are the sole managing member of the LLC, which is itself a holding company and indirectly owned all of our former operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries.

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

On March 28, 2014, the Company received a preliminary non-binding proposal (the “Proposal”) from James R. Brickman (together with certain trusts and family members, the “Brickman Parties”) and Greenlight Capital, Inc. (together with certain affiliates, “Greenlight”), one of our principal stockholders and an investment management company co-founded by David Einhorn, one of our directors, who serves as its President. The Brickman Parties and Greenlight proposed a transaction pursuant to which the Company would acquire all of the equity interests of JBGL Capital, LP and JBGL Builder Finance, LLC, and their direct and indirect subsidiaries (collectively, “JBGL”) for $275 million, payable in cash and shares of our common stock. JBGL is a series of real estate entities involved in the purchase and development of land for residential purposes, construction lending and home building operations. JBGL is currently owned and controlled by Greenlight and the Brickman Parties

In response to the Proposal, our Board of Directors established a special committee consisting of independent directors to evaluate the Proposal and alternatives for the Company. The special committee retained independent financial and legal advisors to assist in its evaluation of the Proposal.

On June 10, 2014, the Company entered into a definitive agreement (the “Transaction Agreement”) with Greenlight and the Brickman Parties pursuant to which the Company will acquire JBGL for $275 million (the “Acquisition”). The Transaction Agreement was unanimously approved by the special committee of independent directors, acting on the advice of its legal and financial advisors. The Transaction Agreement was also unanimously approved by the Board of Directors of the Company other than Mr. Einhorn, who recused himself from the board’s deliberations and approval.

As consideration for the Acquisition, the Company will issue a number of shares of common stock to each of Greenlight and the Brickman Parties such that, immediately after the closing of the Acquisition, Greenlight will own 49.9% of our outstanding common stock and the Brickman Parties will own 8.4% of our outstanding common stock. To fund a portion of the cash consideration, the Company is conducting a rights offering and certain related transactions to raise gross proceeds of approximately $70 million. The remaining portion of the cash consideration will be funded through cash on hand and approximately $150 million of debt financing to be provided by Greenlight.

Consummation of the Acquisition is subject to various conditions, including receipt of the approval of a majority of the Company’s stockholders (excluding Greenlight and its affiliates), the successful completion of the rights offering, and the continued authorization for listing of the Company’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”). Subject to the satisfaction of such conditions, the Acquisition is expected to be consummated in October 2014.

On May 8, 2014, The Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Staff believed the Company is a public shell and the continued listing of its securities was no longer warranted. The Company appealed the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”) and on July 1, 2014, the Company received a written decision from Nasdaq indicating that the Panel had determined to grant the Company’s request for continued listing on The Nasdaq Capital Market, provided that (1) on or before November 4, 2014, the Company closes the Acquisition, and (2) the resulting combined company satisfies all requirements for initial listing on The Nasdaq Capital Market upon consummation of the Acquisition.

The Company is diligently working to complete the Acquisition and related transactions; however, there can be no assurance that the Company will be able to do so. On July 15, 2014 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the rights and the underlying shares of common stock to be offered in the rights offering, and a Proxy Statement in connection with its upcoming annual meeting of stockholders at which it will seek approval of the Acquisition among other matters.

At June 30, 2014, the Company retained approximately $8.1 million in cash and cash equivalents on its consolidated balance sheet.  As of June 30, 2014, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $181.3 million, which have been fully reserved against.

The accompanying consolidated financial statements have accounted for the disposition of the ethanol plants as discontinued operations. Prior year amounts have been reclassified to reflect the disposition of the ethanol plants being accounted for as discontinued operations.

At June 30, 2014, the Company owned 87.6% of the LLC membership units with the remaining 12.4% owned by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.4% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same investment funds who held 780,958 membership units in the LLC as of June 30, 2014 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.	Discontinued Operations – Disposal of Ethanol Plants

On November 22, 2013, the Company disposed of its ownership in its two ethanol plants.  The operating loss for the three and six months ended June 30, 2013 is summarized as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Sales	$91,031	$180,072
Cost of goods sold	93,313	184,225
Gross loss	(2,282)	(4,153)
General and administrative expenses	1,682	3,393
Operating loss	(3,964)	(7,546)
Other income (expense):
Other income	2,597	4,055
Interest expense	(1,959)	(3,844)
Loss before income taxes	(3,326)	(7,335)
Income tax provision (benefit)	—	—
Loss from discontinued operations	$(3,326)	$(7,335)

The carrying amounts of the assets and liabilities of the ethanol plants as of December 31, 2013 are summarized as follows (in thousands):

Current assets:
Cash and cash equivalents	$267
Prepaid expenses	1
Other current assets	164
Assets held for sale	$432

Current liabilities:
Accounts payable	$289
Liabilities held for sale	$289

There were no assets and liabilities related to the ethanol plants as of June 30, 2014.

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

During the three and six months ended June 30, 2013, the Operating Subsidiaries recorded sales to Cargill representing 76% and 75%, respectively, of total net sales. The Operating Subsidiaries purchased corn, the largest cost component in producing ethanol, from Cargill. During the three and six months ended June 30, 2013, corn purchases from Cargill totaled $72.1 million and $142.5 million, respectively.

Depreciation Expense

During the three and six months ended June 30, 2013, depreciation expense related to the property, plant and equipment at the ethanol plants and included in loss from discontinued operations was $6,832,000 and $13,699,000, respectively.

Rent Expense

During the three and six months ended June 30, 2013, rent expense related to the ethanol plants and included in loss from discontinued operations totaled $2,821,000 and $5,619,000, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less. At June 30, 2014, we had $8.1 million of cash and cash equivalents invested in standard cash accounts held at one financial institution, which is in excess of FDIC insurance limits.

 Other Current Assets

Other current assets is comprised of legal expenses incurred for the equity offering and debt issuance related to the Acquisition, which have been capitalized.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Office furniture and equipment	$788	$788
Accumulated depreciation	(731)	(717)
Property, plant and equipment, net	$57	$71

Depreciation expense related to property, plant and equipment was $7,000 and $14,000 for the three and six months ended June 30, 2014, respectively, and was $8,000 and $18,000 for the three and six months ended June 30, 2013, respectively.

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

For both the three and six months ended June 30, 2014, 60,494 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For both the three and six months ended June 30, 2013, 65,481 shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

A summary of the reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding – basic	5,443,061	5,342,064	5,442,585	5,325,206
Potentially dilutive common stock equivalents
Class B common shares	794,522	795,479	794,998	795,479
Restricted stock	—	101,228	—	118,086
	794,522	896,707	794,998	913,565
	6,237,583	6,238,771	6,237,583	6,238,771
Less anti-dilutive common stock equivalents	(794,522)	(896,707)	(794,998)	(913,565)
Weighted average common shares outstanding – diluted	5,443,061	5,342,064	5,442,585	5,325,206

6.	Stockholders’ Equity

Stock Repurchase Plan

On October 15, 2007, the Company announced the adoption of a stock repurchase plan authorizing the repurchase of up to $7.5 million of the Company’s common stock. Purchases will be funded out of cash on hand and made from time to time in the open market. From the inception of the buyback program through June 30, 2014, the Company had repurchased 40,481 shares at an average price of $ 106.62 per share, leaving $3,184,000 available under the repurchase plan. The shares repurchased are being held as treasury stock. As of June 30, 2014, there were no plans to repurchase any additional shares.

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

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Stock-Based Compensation

The following table summarizes the stock-based compensation expense incurred by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$—	$—	$—	$90
Restricted stock	—	140	—	309
Total	$—	$140	$—	$399

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

Stock Options — Except as otherwise directed by the Compensation Committee, the exercise price for options cannot be less than the fair market value of our common stock on the grant date. Other than the stock options issued to Directors, the options will generally vest and become exercisable with respect to 30%, 30% and 40% of the shares of our common stock subject to such options on each of the first three anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the three year service period. Options issued to Directors generally vest and become exercisable on the first anniversary of the grant date. All stock options have a five year term from the date of grant. During the three and six months ended June 30, 2014 and June 30, 2013, the Company did not issue any stock options under the 2007 Plan.

A summary of stock option activity under the 2007 Plan as of June 30, 2014, and the changes during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2014	65,481	$58.94
Granted	—	—
Exercised	—	—
Forfeited	(4,987)	45.73
Options outstanding, June 30, 2014	60,494	$60.03	0.5	$0.00

Options exercisable, June 30, 2014	60,494	$60.03	0.5	$0.00

Restricted Stock  — Other than restricted stock issued to Directors, the restricted stock issued will generally vest in equal increments of 25% on each of the first four anniversaries of the grant date. Compensation expense related to restricted stock issued is expensed on a straight line basis over the four year vesting period. Restricted stock issued to Directors generally vests on the first anniversary of the grant date with compensation expense being expensed on a straight line basis over the one year vesting period. During the three and six months ended June 30, 2014 and June 30, 2013, the Company did not grant any restricted stock shares under the 2007 Plan.

Under the Company’s Change of Control Plan, 97,852 shares of unvested restricted stock automatically vested due to the disposition of the Company’s ethanol plants therefore there is no restricted stock currently outstanding.  After considering the stock option and restricted stock awards issued and outstanding, the Company had 119,540 shares of common stock available for future grant under our 2007 Plan at June 30, 2014.

BioFuel Energy Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Income Taxes

The Company has not recognized any income tax provision (benefit) for the three and six months ended June 30, 2014, and June 30, 2013 due to continuing losses from operations.

The U.S. statutory federal income tax rate is reconciled to the Company’s effective income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax benefit at 35% federal statutory rate	$984	$1,266	$491	$3,523
State tax benefit, net of federal benefit	85	109	42	50
Noncontrolling interest	(24)	(60)	(60)	(464)
Valuation allowance	(1,662)	(3,116)	(2,379)	(2,957)
Other	617	1,801	1,906	(152)
Total	$—	$—	$—	$—

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below (in thousands):

	June 30, 2014	December 31, 2013
Deferred tax assets:
Capitalized start up costs	$23	$24
Deferred transaction costs	842	—
Stock-based compensation	622	622
Net operating loss carryover	63,453	62,372
Other	3	18
Deferred tax assets	64,943	63,036
Valuation allowance	(64,311)	(61,111)

Deferred tax liabilities:
Property, plant and equipment	(8)	(11)
Investment in partnership	(624)	(1,914)
Deferred tax liabilities	(632)	(1,925)
Net deferred tax asset	$—	$—

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

As of June 30, 2014, the net operating loss carryforward was $181.3 million, which will begin to expire if not used by December 31, 2029. The U.S. federal statute of limitations remains open for our 2010 and subsequent tax years.

9.	Employee Benefits

401K Plan

The LLC sponsors a 401(k) profit sharing and savings plan for its employees. Employee participation in this plan is voluntary and the LLC matches 50% of eligible employee contributions, up to an amount equal to 3% of employee compensation, on a biweekly basis. For the three and six months ended June 30, 2014, contributions to the plan by the LLC totaled $12,000 and $21,000, respectively. For the three and six months ended June 30, 2013, contributions to the plan by the LLC totaled $16,000 and $36,000, respectively.

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

For the three and six months ended June 30, 2014, rent expense totaled $42,000 and $88,000, respectively. For the three and six months ended June 30, 2013, rent expense totaled $68,000 and $131,000, respectively.

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

At the time of its initial public offering, the Company owned 28.9% of the LLC membership units of the LLC. As of June 30, 2014, the Company owned 87.6% of the LLC membership units. The noncontrolling interest will continue to be reported until all Class B common shares and LLC membership units have been exchanged for the Company’s common stock.

The table below shows the effects of the changes in BioFuel Energy Corp.’s ownership interest in the LLC on the equity attributable to BioFuel Energy Corp.’s common stockholders for the three and six months ended June 30, 2014 and June 30, 2013 (in thousands):

 Net Loss Attributable to BioFuel Energy Corp.’s Common Stockholders and

Transfers from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to BioFuel Energy Corp.	$(2,750)	$(4,124)	$(3,461)	$(8,759)
Decrease in BioFuel Energy Corp. stockholders’ equity from issuance of common shares in exchange for Class B common shares and units of BioFuel Energy, LLC	(141)	—	(141)	—
Change in equity from net loss attributable to BioFuel Energy Corp. and transfers from noncontrolling interest	$(2,891)	$(4,124)	$(3,602)	$(8,759)

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

Overview

BioFuel Energy Corp. (“we” or “the Company”) was incorporated as a Delaware corporation on April 11, 2006 to invest solely in BioFuel Energy, LLC (the “LLC”), a limited liability company organized on January 25, 2006 to build and operate ethanol production facilities in the Midwestern United States. The Company’s headquarters are located in Denver, Colorado. We are a holding company with no operations of our own. We are the sole managing member of the LLC, which is itself a holding company and indirectly owned all of our former operating assets. As the sole managing member of the LLC, the Company operates and controls all of the business and affairs of the LLC and its subsidiaries.

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

On March 28, 2014, the Company received a preliminary non-binding proposal (the “Proposal”) from James R. Brickman (together with certain trusts and family members, the “Brickman Parties”) and Greenlight Capital, Inc. (together with certain affiliates, “Greenlight”), one of our principal stockholders and an investment management company co-founded by David Einhorn, one of our directors, who serves as its President. The Brickman Parties and Greenlight proposed a transaction pursuant to which the Company would acquire all of the equity interests of JBGL Capital, LP and JBGL Builder Finance, LLC, and their direct and indirect subsidiaries (collectively, “JBGL”) for $275 million, payable in cash and shares of our common stock. JBGL is a series of real estate entities involved in the purchase and development of land for residential purposes, construction lending and home building operations. JBGL is currently owned and controlled by Greenlight and the Brickman Parties

In response to the Proposal, our Board of Directors established a special committee consisting of independent directors to evaluate the Proposal and alternatives for the Company. The special committee retained independent financial and legal advisors to assist in its evaluation of the Proposal.

On June 10, 2014, the Company entered into a definitive agreement (the “Transaction Agreement”) with Greenlight and the Brickman Parties pursuant to which the Company will acquire JBGL for $275 million (the “Acquisition”). The Transaction Agreement was unanimously approved by the special committee of independent directors, acting on the advice of its legal and financial advisors. The Transaction Agreement was also unanimously approved by the Board of Directors of the Company other than Mr. Einhorn, who recused himself from the board’s deliberations and approval.

As consideration for the Acquisition, the Company will issue a number of shares of common stock to each of Greenlight and the Brickman Parties such that, immediately after the closing of the Acquisition, Greenlight will own 49.9% of our outstanding common stock and the Brickman Parties will own 8.4% of our outstanding common stock. To fund a portion of the cash consideration, the Company is conducting a rights offering and certain related transactions to raise gross proceeds of approximately $70 million. The remaining portion of the cash consideration will be funded through cash on hand and approximately $150 million of debt financing to be provided by Greenlight.

Consummation of the Acquisition is subject to various conditions, including receipt of the approval of a majority of the Company’s stockholders (excluding Greenlight and its affiliates), the successful completion of the rights offering, and the continued authorization for listing of the Company’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”). Subject to the satisfaction of such conditions, the Acquisition is expected to be consummated in October 2014.

On May 8, 2014, The Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Staff believed the Company is a public shell and the continued listing of its securities was no longer warranted. The Company appealed the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”) and on July 1, 2014, the Company received a written decision from Nasdaq indicating that the Panel had determined to grant the Company’s request for continued listing on The Nasdaq Capital Market, provided that (1) on or before November 4, 2014, the Company closes the Acquisition, and (2) the resulting combined company satisfies all requirements for initial listing on The Nasdaq Capital Market upon consummation of the Acquisition.

The Company is diligently working to complete the Acquisition and related transactions; however, there can be no assurance that the Company will be able to do so. On July 15, 2014 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the rights and the underlying shares of common stock to be offered in the rights offering, and a Proxy Statement in connection with its upcoming annual meeting of stockholders at which it will seek approval of the Acquisition among other matters.

At June 30, 2014, the Company retained approximately $8.1 million in cash and cash equivalents on its consolidated balance sheet.  As of June 30, 2014, the Company also retained federal net operating loss (“NOL”) carryforwards in the amount of $181.3 million, which have been fully reserved against.

Basis for Consolidation

At June 30, 2014, the Company owned 87.6% of the LLC membership units with the remaining 12.4% owned by certain investment funds affiliated with one of the original equity investors of the LLC. As a result, the Company consolidates the results of the LLC. The amount of income or loss allocable to the 12.4% holders is reported as noncontrolling interest in our consolidated statements of operations. The Class B common shares of the Company are held by the same investment funds who held 780,958 membership units in the LLC as of June 30, 2014 that, together with the corresponding Class B shares, can be exchanged for newly issued shares of common stock of the Company on a one-for-one basis. The proportionate value of the LLC membership units held by the investment funds other than the Company are recorded as noncontrolling interest on the consolidated balance sheets.

Revenues

Our primary source of revenue is engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies.

General and administrative expenses

General and administrative expenses consist of salaries and benefits paid to our management and administrative employees, expenses relating to third party services, travel, office rent, marketing and other expenses, including expenses associated with being a public company, such as fees paid to our independent auditors associated with our annual audit and quarterly reviews, directors’ fees, listing and transfer agent fees, and legal and financial advisor expenses related to the Acquisition.

Results of operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 30, 2014 and June 30, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this Form 10-Q.

The following table sets forth general and administrative expenses, loss from continuing operations, and loss from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$56	$—	$156	$—
General and administrative expenses:
Compensation expense	(384)	(786)	(825)	(1,764)
Other	(2,486)	(625)	(2,949)	(967)
Operating loss	(2,814)	(1,411)	(3,618)	(2,731)
Other income (expense)	—	—	—	1
Loss from continuing operations	(2,814)	(1,411)	(3,618)	(2,730)
Loss from discontinued operations	—	(3,326)	—	(7,335)
Net Loss	(2,814)	(4,737)	(3,618)	(10,065)
Less: Net loss from continuing operations attributable to the noncontrolling interest	64	183	157	355
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	430	—	951
Net loss attributable to BioFuel Energy Corp. common stockholders	$(2,750)	$(4,124)	$(3,461)	$(8,759)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues:   Revenues were $0.1 million for the three months ended June 30, 2014 and related to engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies. There was no such revenue for the three months ended June 30, 2013.

General and administrative expenses:   General and administrative expenses increased $1.5 million or 103.4%, to $2.9 million for the three months ended June 30, 2014, as compared to $1.4 million for the three months ended June 30, 2013. The increase was primarily attributable to $2.2 million in legal and financial advisor costs related to the Acquisition that were incurred during the three months ended June 30, 2014, which were offset by a decrease in stock compensation expense and salary expense, as the Company had fewer employees during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Loss from discontinued operations:   Loss from discontinued operations was $3.3 million for the three months ended June 30, 2013 and related to the loss incurred from the operation of the Company’s ethanol plants. There was no such loss for the three months ended June 30, 2014 as the ethanol plants were disposed of in November 2013.

 Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues:   Revenues were $0.2 million for the six months ended June 30, 2014 and related to engineering and/or business consulting services that the Company is providing to certain next generation biofuel and bio-chemical companies. There was no such revenue for the six months ended June 30, 2013.

General and administrative expenses:   General and administrative expenses increased $1.1 million or 38.2%, to $3.8 million for the six months ended June 30, 2014, as compared to $2.7 million for the six months ended June 30, 2013. The increase was primarily attributable to $2.2 million in legal and financial advisor costs related to the Acquisition that were incurred during the six months ended June 30, 2014, which were offset by a decrease in stock compensation expense and salary expense, as the Company had fewer employees during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Loss from discontinued operations:   Loss from discontinued operations was $7.3 million for the six months ended June 30, 2013 and related to the loss incurred from the operation of the Company’s ethanol plants. There was no such loss for the six months ended June 30, 2014 as the ethanol plants were disposed of in November 2013.

Liquidity and capital resources

Our cash flows from operating, investing and financing activities during the six months ended June 30, 2014 and June 30, 2013 are summarized below (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(4,818)	$3,040
Investing activities	—	(1,074)
Financing activities	—	(57)
Net increase (decrease) in cash and cash equivalents	$(4,818)	$1,909

Cash provided by (used in) operating activities.   Net cash used in operating activities was $4.8 million for the six months ended June 30, 2014, compared to net cash provided by operating activities of $3.0 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, the amount was primarily comprised of a net loss of $3.6 million and working capital uses of $1.2 million. Working capital uses were primarily comprised of $2.2 million of working capital sources related to the collection of deposits, which were offset by working capital uses of $4.2 million related to the payment of severance under the Company’s COC Plan. For the six months ended June 30, 2013, the amount was primarily comprised of a net loss of $10.1 million that was offset by non-cash charges of $14.6 million, which was primarily depreciation and amortization.

Cash used in investing activities.   Net cash used in investing activities was $1.1 million for the six months ended June 30, 2013 and related to capital expenditures for various plant improvement projects. There were no such expenditures for the six months ended June 30, 2014.

Cash used in financing activities.   Net cash used in financing activities was nominal for the six months ended June 30, 2013 and related to payments on certain capital leases and notes payable. There were no such payments for the six months ended June 30, 2014.

The LLC’s principal source of liquidity at June 30, 2014 is its cash and cash equivalents of $8.1 million. Our principal liquidity needs are expected to be funding general corporate expenses and expenses relate to the Acquisition.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2014, we had $8.1 million of cash and cash equivalents invested in standard cash accounts held at one financial institution, which is in excess of FDIC insurance limits.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no change in internal control over financial reporting occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS

Number	Description
2.1	Transaction Agreement, dated as of June 10, 2014, by and among BioFuel Energy Corp., JBGL Capital L.P., JBGL Exchange (Offshore), LLC, JBGL Willow Crest (Offshore), LLC, JBGL Hawthorne (Offshore), LLC, JBGL Inwood (Offshore), LLC, JBGL Chateau (Offshore), LLC, JBGL Castle Pines (Offshore), LLC, JBGL Lakeside (Offshore), LLC, JBGL Mustang (Offshore), LLC, JBGL Kittyhawk (Offshore), LLC, JBGL Builder Finance (Offshore), LLC, Greenlight Onshore Investments, LLC, JBGL Exchange, LLC, JBGL Willow Crest, LLC, JBGL Hawthorne, LLC, JBGL Inwood, LLC, JBGL Chateau, LLC, JBGL Castle Pines, LP, JBGL Castle Pines Management, LLC, JBGL Lakeside, LLC, JBGL Mustang, LLC, JBGL Kittyhawk, LLC, JBGL Builder Finance, LLC and Brickman Member Joint Venture. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 13, 2014).#
3.1	Amended and Restated Certificate of Incorporation of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 8, 2011).
3.1.1	Form of Charter Amendment (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 13, 2012).
3.1.2	Terms of the Charter Amendment (incorporated by reference to Item 8.01 of the Company’s Current Report on Form 8-K filed May 25, 2012).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp, dated as of March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment #3 to Registration Statement on Form S-1 (file no. 333-139203) filed April 23, 2007).
4.2	Certificate of Designation of Series B Junior Participating Preferred Stock of BioFuel Energy Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2014).
4.3	Section 382 Rights Agreement, dated as of March 27, 2014, between BioFuel Energy Corp. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, which includes the Form of Certification of Designation of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2014).
10.1	Letter Agreement, dated as of July 15, 2014, by and among BioFuel Energy Corp., Greenlight Capital Offshore Partners, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Reinsurance, Ltd., Greenlight Capital (Gold), LP and Greenlight Capital Offshore Master (Gold), Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.2	Letter Agreement, dated as of July 15, 2014, by and among BioFuel Energy Corp., Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P. and Third Point Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.3	Letter Agreement, dated as of July 15, 2014, between BioFuel Energy Corp. and JMB Capital Partners Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.4	Letter Agreement, dated as of July 15, 2014, between BioFuel Energy Corp. and Lonestar Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.5	Letter Agreement, dated as of July 15, 2014, between BioFuel Energy Corp. and North Run Master Fund, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.6	Letter Agreement, dated as of July 15, 2014, between BioFuel Energy Corp. and Scoggin LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 15, 2014).
10.7	Voting Agreement, dated as of June 10, 2014, by and among BioFuel Energy Corp., Greenlight Capital Offshore Partners, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Reinsurance, Ltd., Greenlight Capital (Gold), LP and Greenlight Capital Offshore Master (Gold), Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2014).
10.8	Commitment Letter, dated as of June 10, 2014, between BioFuel Energy Corp. and Greenlight Capital, Inc., on behalf of its affiliated funds and managed accounts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2014).
31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
#	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUEL ENERGY CORP.
(Registrant)
Date: July 29, 2014	By:	/s/ Scott H. Pearce
Scott H. Pearce
President, Chief Executive Officer and Director

Date: July 29, 2014	By:	/s/ Kelly G. Maguire
Kelly G. Maguire
Executive Vice President and Chief Financial Officer

