Form 10-K
period 2014-12-31
Green Brick Partners, Inc.
filed 2015-03-31
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
2805 Dallas Pkwy, Ste 400 Plano, TX 75093	(469) 573-6763
(Address of principal executive offices, including Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
 The aggregate market value of voting stock held by non-affiliates of the Registrant was $18,964,793 as of June 30, 2014 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of March 26, 2015 was 31,346,084.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies or objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, any statements concerning the industry in which the Company now operates, or will in the future operate, or potential acquisitions, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “outlook,” “strategy,” “positioned,” “intends,” “plans,” “believes,” “projects,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. In addition, even if results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in industries particularly sensitive to market conditions such as homebuilding and builder finance.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	operating and business disruption following the Transaction;

•	operating as a public company;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	issues relating to our substantial debt;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital;

•	our debt and service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•	other risks and uncertainties inherent in our business, including those described in Item 1A. “Risk Factors.”

Should one or more of the risks or uncertainties described above or elsewhere in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Except as required by law, we disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement and therefore disclaim any resulting liability for potentially related damages. To the extent that any facts or events arising after the date of this Annual Report on Form 10-K, individually or in the aggregate, represent a fundamental change in the information presented in this Annual Report on Form 10-K, this Annual Report on Form 10-K will be updated to the extent required by law to contain all material information.

All forward-looking statements attributable to us or to persons acting on our behalf, including any such forward-looking statements made subsequent to the publication of this Annual Report on Form 10-K, are expressly qualified in their entirety by this cautionary statement.

PART I
ITEM 1. BUSINESS

References
Unless the context otherwise requires, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the consolidated company, which has been renamed Green Brick Partners, Inc. and its subsidiaries, resulting from the acquisition by BioFuel Energy Corp. and its then consolidated subsidiaries (“BioFuel”) of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance “JBGL”) by means of a reverse recapitalization transaction on October 27, 2014.

General
Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) was incorporated as a Delaware corporation on April 11, 2006, to invest solely in BioFuel Energy, LLC, a limited liability company organized on January 25, 2006, to build and operate ethanol production facilities in the Midwestern United States. On November 22, 2013, the Company disposed of its ethanol plants and all related assets. Following the disposition of these production facilities, we were a public shell company with no substantial operations.

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (the “Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)), and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”).

The $70.0 million rights offering included a registered offering by the Company of transferable rights to the public holders of its common stock, as of September 15, 2014 (the “Rights Offering”) to purchase additional shares of common stock. Each right permitted the holder to purchase, at a rights price ultimately equal to $5.00 per share of common stock, 2.2445 shares of common stock. 4,843,384 shares of common stock were purchased in the public Rights Offering for aggregate gross proceeds of approximately $24.2 million.

In addition to the Rights Offering, Greenlight and Third Point participated in a private rights offering to purchase additional shares of common stock pursuant to commitment letters. Pursuant to its commitment letter, Third Point agreed to participate in the private rights offering for its full basic subscription privilege in the Rights Offering and to purchase, simultaneously with the consummation of the Rights Offering to the public, all of the available shares not otherwise sold in the Rights Offering following the exercise of all other public holders’ basic subscription privileges. Pursuant to such commitment letters, Greenlight purchased 4,957,618 shares of common stock for aggregate gross proceeds of approximately $24.8 million and Third Point purchased 4,198,998 shares of common stock for aggregate gross proceeds of approximately $21.0 million.

In connection with the Transaction, we entered into a backstop agreement with Third Point. The backstop agreement set forth, among other things, the terms of Third Point's backstop commitment. Third Point did not receive compensation for its commitment to participate in the private rights offering or its backstop commitment.

As described above, at the time the Transaction was completed, BioFuel was a non-operating public shell corporation with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets. As a result of the Transaction the owners and management of JBGL gained effective operating control of the combined company.

Accordingly, for financial reporting purposes, the Transaction was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of JBGL whereby JBGL is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of BioFuel. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and, from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. The assets and liabilities of BioFuel have been brought forward at their book value and no goodwill has been recognized in connection with the Transaction.

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry.

Our Company
We are a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales of various residential projects in master planned communities primarily in the high growth metropolitan areas of Dallas and Fort Worth, Texas (“DFW”) and Atlanta, Georgia (“Atlanta”). Capital was formed in 2008 and Builder Finance was formed in 2010.

We currently own or control approximately 4,200 home sites in prime locations in the DFW and Atlanta markets. We consider prime locations to be supply constrained lots with high housing demand and where much of the surrounding property has already been developed. We believe that we are a leading land developer in our markets. We develop lots for both public builders and large private builders. We also own 50% controlling interests in several builders and provide construction financing for approximately 1,000 homes annually.

We focused initially on the acquisition of distressed single family and townhome residential real estate projects including developed lots, completed units and notes receivable secured by property at deeply discounted prices from banks. From 2008 through 2011, banks generally did not lend to builders for the acquisition of lots and construction of homes without substantial equity investments, which most small builders were not capable of providing. This provided us with the opportunity to finance lot purchases and home construction at above market pricing with low loan-to-value ratios.

We have evolved into an active, value-added real estate investor and developer. We formed and purchased 50% of The Providence Group LLC (“TPG”) in 2011 and formed and purchased 50% of CB JENI Homes of DFW LLC (“CB JENI”) in 2012. In 2013, we formed and purchased 50% of Southgate Homes (“Southgate”) and in 2012 we formed Centre Living Homes LLC (“Centre Living”). We have voting control over these builders. TPG focuses on the construction and sale of single family homes and townhomes in the Atlanta market and CB JENI does the same in the DFW market. Southgate is focused on the development of semi-custom homes and build-on-your-own-lot custom homes in the DFW market. Centre Living focuses on a limited number of homes and luxury townhomes each year in the DFW market.

The following chart sets forth the number of new homes delivered by our builders, the home sales revenue, the average sales price of homes delivered and the amount of lot sales revenue generated during the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	587	556	31	5.6%
Home sales revenue (dollars in thousands)	$200,650	$168,591	$32,059	19.0%
Average sales price of home delivered	$341,823	$303,222	$38,601	12.7%
Lot sales revenue (dollars in thousands)	$45,452	$33,735	$11,717	34.7%

Competitive Strengths
Our business is characterized by the following competitive strengths:

Experienced Management Team
Our management team is comprised of finance and real estate veterans that collectively have decades of experience and local knowledge of the real estate markets in which we operate. As the founder of JBGL, James R. Brickman has over 37 years of experience in real estate development and home building. Jason Corley, Chief Operating Officer for builder operations and Interim Chief Financial Officer, joined JBGL in 2010 and provides oversight of all construction lending and finance operations, working with our builders on operating/accounting systems and planning for their future growth. Jed Dolson, Head of Land Acquisition and Development, joined JBGL as an employee in 2013 and is responsible for land entitlement and development activities, including overseeing the operations of JBGL Communities (the brand name of our land development operations in DFW). Prior to joining JBGL, Mr. Dolson served as JBGL's sole consultant in charge of development operations from 2010. Richard A. Costello, Vice President of Finance, joined the Company in January 2015 and has over 25 years of financial and operational experience in all aspects of real estate management. Our management team has a proven record of running profitable businesses and making prudent investment decisions. We believe that our experienced management team is well positioned to design and execute the development of complex, master planned residential communities.

Focus on Attractive Markets in Texas and Georgia with a Favorable Growth Outlook and Strong Demand Fundamentals
We are currently focused on the DFW and Atlanta markets, which we believe are among the most desirable homebuilding markets in the nation. We believe that these markets exhibit attractive residential real estate investment characteristics, such as growing economies, improving levels of employment and population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics.

Among the 12 largest metropolitan areas in the country, the DFW metropolitan area ranked second in the rate of job growth and third in the number of jobs added from October 2013 to October 2014 (Source: US Bureau of Labor Statistics, October 2014). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, for over four years (Source: US Bureau of Labor Statistics, November 2014).

We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth. However, to the extent housing demand and population growth slowdown in these markets, we may not realize the favorable growth outlook. Furthermore, if we are unable to compete effectively with the resale home market in our markets, we may not benefit from the growth in housing demand.

Attractive Land Positions in Core Markets
We believe that we have strong land positions strategically located within our core markets, which have been acquired at what we believe are attractive prices, providing us significant opportunity for a healthy return on our investment, particularly as home prices and overall housing market conditions continue to improve, due to rising consumer confidence, high affordability metrics, and a reduction in home inventory levels.

We select land with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics that we believe will support long-term growth. For example, Capital currently owns, controls or is developing approximately 2,000 home sites under the brand JBGL Communities in the DFW market. Builder Finance owns or controls approximately 2,200 home sites in the DFW and Atlanta markets. During 2015, Capital will begin marketing in the DFW market under the brand Green Brick Communities.

We believe that our attractive inventory of home sites will enable us to capture the benefits of expected increases in home sales volumes and home prices as the U.S. housing market continues to recover and demand for new homes increases.

Land Sourcing and Evaluation Capabilities
We believe that our key personnel’s extensive experience and relationships with, and strong reputation among other market participants provide us with a competitive advantage in efficiently sourcing, purchasing and entitling land. We are actively involved in every step of the land entitlement and home construction process with our controlled builders. In addition, our key personnel have developed significant collaborative relationships with land sellers, developers, contractors, lenders, brokers and investors throughout the DFW and Atlanta markets. Our deep and wide-ranging knowledge of the DFW and Atlanta markets and our ability to quickly and efficiently identify, acquire and develop land in desirable locations and on favorable terms are key to our success.

Disciplined Investment Approach
We seek to maximize value over the long-term and therefore we operate our business to mitigate risks from downturns in the market and to position ourselves to capitalize on upturns in the market by controlling costs, maintaining a solid balance sheet and ensuring an overall strategic focus that is informed by national, regional and local market trends.

Our management team has gained significant operating expertise through varied economic cycles. The perspective gained from these experiences has helped shape our investment approach. We believe that our management team has learned to effectively evaluate the housing market, and to react quickly and rationally to market changes. For example, we have been able to make investments at prices that we viewed as attractive in down markets. Our cycle-tested management approach is to balance on-site local day-to-day decision-making responsibility with centralized corporate oversight. We believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk.

Superior Product Design
We seek to maximize customer satisfaction by offering homes that are built with high quality materials and excellent craftsmanship, exhibit distinctive design and floor plans, emphasize energy efficiency, and are situated in premium locations. We seek to differentiate our products by focusing on the home’s features, design and available customizing options. We believe that our homes generally offer higher quality and more distinctive designs within defined price ranges than those built by our competitors.

TPG was ranked the sixth largest builder in Atlanta by the Atlanta Business Chronicle in 2013, and the second fastest growing builder in the nation by Builder Magazine in 2013. TPG has developed a reputation for intelligent craftsmanship and meticulous attention to detail, including offering upgrades as standard features, and has won numerous national and local building awards.

CB JENI is one of the three largest premier luxury townhome builders in the DFW market. CB JENI’s homes are built to accommodate today’s busy lifestyles and are filled with luxury and energy efficient amenities. Normandy Homes (“Normandy”), which is a division of CB JENI, is a “move-up” builder (i.e., its target customers are current homeowners rather than first-time buyers) offering single-family homes in some of the most sought after DFW locations. Southgate is a luxury homebuilder offering exquisite craftsmanship and high-quality architecture and amenities and Centre Living is a homebuilder offering homes and luxury townhomes in the DFW market.

No Legacy Issues
Unlike many competitors that were affected by the unprecedented downturn in the real estate markets that resulted from the recession of 2008, we do not have distressed legacy assets or liabilities to manage. All of our real estate assets, as well as those real estate assets we have under option contracts, purchase contracts or non-binding letters of intent, are located in markets that we targeted after the downturn commenced, whereas many of our competitors continue to own legacy properties in economically stagnant locations or land options either on undesirable properties or with unfavorable terms. The absence of legacy issues has allowed us to attract and retain experienced and talented real estate development personnel who became available during the downturn. We believe that our strong balance sheet and absence of legacy issues will enable us to focus on future growth, instead of having resources diverted to manage troubled assets. Additionally, we provide our builders with all of their construction funding so they can concentrate on operating their business, rather than seeking capital to grow their business.

Optionality Provided by Hybrid Homebuilding and Land Development Strategy
As a hybrid homebuilder and land developer, we are strategically positioned to either build new homes on our lots through our controlled builders or to sell lots to third-party homebuilders. While our business plan increasingly has focused on building new homes on our lots, we proactively monitor market conditions and our flexible operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that doing so will maximize our returns or lower our risk. We believe our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders affords us several advantages, including flexibility in optimizing our assets, working with other homebuilders and strategic partners and the ability to liquidate assets in multiple ways. By opportunistically selling lots as operating performance and market conditions dictate, we can manage operational risk by reducing our land supply in periods where we anticipate cyclical contraction.

Business Strategy
Our business strategy is focused on the design, construction and sale of single-family homes and townhouses in planned communities, and luxury homes in the DFW and Atlanta markets. Our business strategy is driven by the following:

Drive Revenue by Opening New Communities from Existing Land Supplies
Over the last several years we have strategically invested in new land in our target markets. We currently own or control approximately 4,200 home sites in prime locations in the DFW and Atlanta markets. A significant portion of our land supply was purchased at low price points following the recent downturn in the housing cycle. Although future downturns may occur that could impact future home prices and land values, we expect these land purchases to result in continued revenue growth and strong gross margin performance from our communities.

Maximize Benefits of Hybrid Homebuilding and Land Development Model
Our business model provides the flexibility to monetize the value of our land assets either by building and selling homes through our builders or developing land and selling lots to third-party homebuilders. When evaluating strategies for our land assets, we consider each asset’s potential contribution to our overall performance, taking into account the timeframe over which we may monetize the asset, rather than simply considering our ability to drive sales in a particular submarket over a short period of time. While we currently intend to use the majority of our land assets to build homes, we believe our hybrid homebuilding and land development model provides us with increased flexibility to seek to maximize risk-adjusted returns as market conditions warrant.

Combine Land Acquisition and Development Expertise with Homebuilding Operations to Maximize Profitability
Our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall corporate profitability and returns, rather than how they might drive volume on a market basis. We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target customer’s expectations, while operating at competitive costs. In addition, we believe that our strategy of holding an inventory of land will provide us with a multi-year supply of lots for future development. We focus on the development of entitled parcels that we can generally complete within 24 to 36 months from the start of sales; however, certain larger projects may take longer to complete. This focus allows us to limit exposure to land development and market cycle risk while pursuing attractive returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, as well as the use of land options and other flexible land acquisition arrangements.

Increase Market Position in Growth Markets
We believe that there are significant opportunities to profitably expand in the DFW and Atlanta metropolitan markets, and we continually review the allocation of our investments in those markets for both aggregate demographic trends and the impact on our operating results. We use the results of these reviews to re-allocate our investments to those areas where we believe we can maximize our profitability and return on capital over the next several years. We seek to use our local relationships with land sellers, brokers and investors to pursue the purchase of attractive land parcels in the DFW and Atlanta markets. While our primary growth strategy will focus on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into other attractive markets through organic growth or acquisition.

Provide Superior Design and Homeowner Experience and Service
Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, and by providing customers with customization options to suit their needs. The Company and its builders engineer our homes for energy-efficiency, which is aimed at reducing the impact on the environment and lowering energy costs to homebuyers.

We seek to maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design and floor plans, emphasize energy efficiency and that are situated in premium locations. Our selling process focuses on the home’s features, design and customization options. We believe that our homes generally offer higher quality and more distinctive designs within a defined price range or category than those built by our competitors. Our goal is not just to build houses, but rather to create desirable communities through superior design and execution.

Offer a Diverse Range of Products
Together with our builders, we offer a wide variety of product lines that enable us to meet the specific needs of each of our target markets, which we believe provide us with a balanced portfolio and an opportunity to increase market share. We have demonstrated expertise in effectively building homes across product offerings ranging from town homes to single family homes and luxury custom homes. We focus on researching and designing our products through the use of architects, consultants and homeowner focus groups for all levels and price points in the target markets. We believe our diversified product strategy enables us to best serve a wide range of buyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk. Within each of our target markets, we determine the profile of buyers we will target and designs neighborhoods and homes with the specific needs of those buyers in mind.

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales, although certain projects may take longer to complete. The following table presents project information relating to each of our markets as of December 31, 2014, as well as current projects under development. Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but not yet delivered. (While we may accept sales contracts on a contingent basis in limited circumstances, such contracts are not included in our backlog until the contingency is removed).

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2014	Backlog at December 31, 2014	Lots as of December 31, 2014	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
Texas
CB JENI Brick Row Townhomes LLC	2012	136	115	17	4	$180 – $270	1,371 – 2,074
CB JENI Chase Oaks Village II LLC	2013	50	50	—	—	$180 – $230	1,410 – 2,074
CB JENI Hemingway Court LLC	2012	35	35	—	—	$260 – $298	1,914 – 2,346
CB JENI Lake Vista Coppell LLC	2012	39	39	—	—	$260 – $325	1,923 – 2,444
CB JENI Pecan Park LLC	2013	66	46	8	12	$185 – $244	1,437 – 2,293
CB JENI – Settlement at Craig Ranch LLC	2012	42	42	—	—	$224 – $255	1,769 – 1,995
CB JENI Viridian LLC	2013	110	48	13	49	$185 – $252	1,371 – 2,270
CB JENI Grand Canal THs	2015	58	—	—	58	$225 – $300	1,700 – 2,600
CB JENI Raiford Road	2015	53	—	—	53	$215 – $270	1,700 – 2,600
CB JENI Berkshire Place LLC	2014	81	7	12	62	$199 – $252	1,400 – 2,000
CB JENI Mustang Park LLC TH	2014	177	3	16	158	$230 – $300	1,526 – 2,270
CB JENI Hometown	2015	34	—	—	34	$210 – $230	1,723 – 2,171
Normandy Alto Vista Irving, LLC	2013	27	15	9	3	$360 – $450	2,187 – 3,979
Normandy Lake Vista Coppell	2013	39	33	3	3	$326 – $434	2,106 – 4,084
Normandy Pecan Park, LLC	2014	33	11	12	10	$319 – $423	2,106 – 4,084
Normandy Lakeside, LLC	2014	63	20	14	29	$469 – $670	2,750 – 3,769
Normandy Cypress Meadows LLC	2014	140	4	19	117	$442 – $607	2,750 – 3,958
Normandy Homes Viridian LLC SF	2014	31	2	10	19	$262 – $275	2,042 – 2,242
Normandy Cottonwood Crossing	2015	47	—	—	47	$255 – $320	1,800 – 3,164
Normandy Mustang SF	2015	53	—	—	53	$350 – $440	2,100 – 3,500
Normandy Twin Creeks	2015	750	—	—	750	$330 – $490	1,800 – 3,116
Southgate	2013	41	15	—	26	$600 – $1,000+	4,100 – 5,000
Southgate Grand Canal SFs	2015	41	—	—	41	$580 – $750	3,400 – 5,000
Southgate Angel Field West	2016	62	—	—	62	$600 – $750	3,400 – 5,000
Centre Living	2013	12	2	—	10	$490 – $950	2,300 – 3,400
Model Home Fund – TX	2012	61	46	—	—	N/A	N/A
Texas Total		2,281	533	133	1,600
Georgia:
TPG Homes LLC (Woodbridge)	2011	66	66	—	—	$278 – $380	2,300 – 3,200
TPG Homes at Abberley LLC	2012	45	45	—	—	$209 – $235	1,900 – 3,200
TPG Homes at Crabapple LLC	2011	70	68	2	—	$285 – $425	2,300 – 3,200
TPG Homes at Jamestown LLC	2012	203	169	29	5	$219 – $400	1,700 – 3,200
TPG Homes at LaVista Walk LLC	2011	73	73	—	—	$275 – $380	1,700 – 2,400
TPG Homes at Highlands LLC	2012	163	154	7	2	$180 – $400	1,800 – 2,600
TPG Homes at Three Bridges LLC	2012	177	124	13	40	$190 – $375	1,700 – 3,000
The Providence Group Custom Homes LLC	2012	129	74	3	52	$400 – $675	3,000 – 3,600
The Providence Group & Associates LLC	2013	17	7	—	10	$400 – $575	3,000 – 3,400
Providence Luxury Homes	2013	6	4	—	2	$830 – $2,500+	3,400 – 11,000
TPG Homes at Whitfield Parc	2013	76	28	13	35	$275 – $360	1,950 – 2,850
The Providence Group at Jamestown II LLC	2011	41	41	—	—	$221 – $400	1,700 – 2,800
TPG Homes at Seven Norcross	2015	103	1	1	101	$320 – $440	2,000 – 3,000
TPG Homes at Traditions	2015	100	—	6	94	$340 – $590	2,250 – 4,000

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2014	Backlog at December 31, 2014	Lots as of December 31, 2014	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
TPG Homes at Rivers Edge	2015	120	—	—	120	$250 – $390	1,900 – 2,800
TPG Homes – Highpointe at Vinings	2015	84	—	—	84	$450 – $600	2,800 – 3,600
TPG Homes at Brookmere	2015	194	—	—	194	$260 – $450	2,000 – 3,400
TPG Homes at Bellmoore Park LLC	2015	610	—	—	610	$390 – $1,200	2,250 – 5,300
TPG Homes at The Reserve at Providence	2015	37	—	2	35	$800 – $1,200	3,400 – 5,300
TPG Homes at Central Park at Deerfield Township	2015	283	—	—	283	$360 – $425	2,300 – 3,200
TPG Homes at East Village	2015	62	—	—	62	$310 – $390	1,900 – 2,400
TPG Homes at Bluffs at Lennox	2015	29	—	—	29	$450 – $500	1,900 – 2,100
TPG Homes at Sugarloaf (Glens)	2016	92	—	—	92	$315 – $335	2,000 – 2,200
TPG Homes at Cogburn	2016	19	—	—	19	$525 – $570	2,750 – 3,400
TPG Homes at Byers Landing	2015	12	—	—	12	$340 – $385	2,100 – 2,700
Georgia Total		2,811	854	76	1,881
Other Total TPG Custom Home of Florida LLC	2013	2	2	—	—	$1,800 – $2,600
Total Lots		5,094	1,389	209	3,481

(1)	2015 and 2016 are anticipated “Year of First Delivery.”

(2)
Number of homes is subject to change due to changes in zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality.

Project Sales by Market
The following table sets forth units sales revenue for our builder operations and units delivered to third party homebuilders by market for the years ended December 31, 2014, 2013 and 2012.

Builder Operations	Year Ended December 31,
	2014		2013		2012
Location	Home Sales	Units Delivered	Home Sales	Units Delivered	Home Sales	Units Delivered
	(dollars in thousands)
Builder Operations (Homes)
Texas Homes
CB JENI Berkshire Place LLC	$1,603	7	$—	—	$—	—
CB JENI Brick Row Townhomes LLC	$8,362	36	$10,746	55	$4,250	24
CB JENI Chase Oaks Village II LLC	$—	—	$9,651	50	$—	—
CB JENI Hemingway Court LLC	$—	—	$8,940	32	$776	3
CB JENI Lake Vista Coppell LLC	$3,771	13	$7,089	25	$271	1
CB JENI Mustang Park LLC	$867	3	$—	—	$—	—
CB JENI Pecan Park LLC	$9,295	43	$722	3	$—	—
CB JENI – Settlement at Craig Ranch LLC	$—	—	$4,155	16	$6,361	26
CB JENI Viridian LLC	$9,531	42	$1,361	6	$—	—
Normandy Alto Vista Irving, LLC	$4,963	10	$2,591	5	$—	—
Normandy Homes Cypress Meadows LLC	$2,107	4	$—	—	$—	—
Normandy Homes Viridan LLC	$553	2	$—	—	$—	—
Normandy Lake Vista Coppell	$12,306	29	$1,571	4	$—	—
Normandy Lakeside, LLC	$10,802	20	$—	—	$—	—
Normandy Pecan Park, LLC	$4,266	11	$—	—	$—	—
Southgate	$12,518	12	$2,953	8	$—	—
Centre Living	$869	—	$2,985	2	$—	—
Texas Homes Total	$81,813	232	$52,764	206	$11,659	54
Georgia Homes
TPG Homes LLC	$5,458	16	$11,256	34	$5,123	14
TPG Homes at Abberley LLC	$2,261	8	$6,808	30	$1,666	7
TPG Homes at Crabapple LLC	$7,876	21	$10,516	28	$5,965	15
TPG Homes at Jamestown LLC	$27,985	93	$17,873	57	$5,432	18
TPG Homes at LaVista Walk LLC	$4,653	15	$11,600	38	$4,364	16
TPG Homes at Highlands LLC	$21,729	75	$20,766	68	$3,843	12
TPG Homes at Three Bridges LLC	$17,047	63	$8,887	37	$5,947	23
The Providence Group Custom Homes LLC	$18,363	35	$16,663	33	$2,005	6
The Providence Group & Associates LLC	$1,477	3	$1,950	4	$—	—
Providence Luxury Homes	$2,496	4	$321	1	$—	—
TPG Homes at Whitfield Parc	$7,347	22	$1,952	6	$—	—
The Providence Group at Jamestown II LLC	$—	—	$2,835	12	$4,101	17
Georgia Homes Total	$116,692	355	$111,427	348	$38,446	128
Other
TPG Custom Home of Florida LLC(1)	$—	—	$4,400	2	$—	—
Lot Sales Revenue(2)	$2,145	—	—	—	—	—
Other Total	$2,145	—	$4,400	2	$—	—
Homes Total	$200,650	587	$168,591	556	$50,105	182
Highland Units(3)
Highlands Units	$—	—	$2,517	15	$11,069	52
Highland Units Total	$—	—	$2,517	15	$11,069	52
Total w/Highland Units	$200,650	587	$171,108	571	$61,174	234

(1)	The Company has occasionally built homes outside of DFW and Atlanta.

(2)	Lots owned and developed to build homes sold to a third party developer.

(3)	Highland Units represent units built in connection with a notes receivable and are not included in units delivered.

Land Development	Year Ended December 31,
	2014		2013		2012
Location	Lot Sales	Units Delivered	Lot Sales	Units Delivered	Lot Sales	Units Delivered
	(dollars in thousands)
Land Development (Lots)
Bethany Mews (TX)	$2,851	17	$1,236	8	$—	—
Chateau du Lac (TX)	$1,881	7	$865	4	$2,430	5
Cypress Meadows (TX)	$4,042	33	$—	—	$—	—
Hamilton Hills (TX)	$1,103	7	$5,394	33	$790	5
Hardin Lake (TX)	$5,432	75	$—		$—	—
Hawthorne Estates (TX)	$2,806	27	$1,868	19	$—	—
Inwood Hills (TX)	$957	15	$7,999	126	$4,135	76
Lakeside (TX)	$9,602	88	$1,712	18	$—	—
The Landings (TX)	$5,184	51	$5,746	81	$575	1
Mustang Park (TX)	$11,594	129	$7,462	58	$—	—
Willowcrest (TX)	$—	—	$1,453	25	$2,420	61
Lowry (CO)	$—	—	$—	—	$3,579	35
Wyndcroft (NC)	$—	—	$—	—	$1,715	17
Other Lot Sale Revenue(1)	$—	—	$—	—	$7,283	—
Lots Total	45,452	449	$33,735	372	$22,927	200
Company Total (Homes and Lots)	$246,102	1,036	$204,843	943	$84,102	434

(1)	Lot sale revenue from builder operations to third party homebuilders, which is not part of the normal course of business.

Owned and Controlled Lots
The following table presents the lots we owned or controlled as of December 31, 2014 and 2013. Owned lots are those to which we hold title, while controlled lots are those that we have the contractual right to acquire title but do not currently own. With respect to controlled lots, we generally enter into lot option contracts where an earnest money deposit of up to 20% of the total purchase price of the lots is deposited with the seller. The earnest money deposit is applied to the purchase price of the lots within the lot option contract. Certain of our lot option contracts require an escalation in lot price from zero to six percent per year. The length of the lot option contract is generally based upon the number of lots being purchased and the agreed upon lot takedown schedule, which determines the number and frequency of lot purchases. Townhome lot option contracts typically require two to four lot purchases per month and single family lot option contracts typically require two to three lot purchases per month.

Lots Owned and Controlled

	December 31,
	2014	2013
Lots Owned(1)
Texas	2,105	2,364
Georgia	1,211	1,384
Total	3,316	3,748
Lots Controlled(1)(2)
Texas	279	292
Georgia	561	555
Total	840	847

Total Lots Owned and Controlled(1)	4,156	4,595

(1)	The “land use” assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Acquisition Process
Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate if we pursue the property.

We often purchase land parcels from large, long-term landowners who sell portions of their land to benefit from our experience in planning and executing complex land development projects. We also purchase land from large real estate developers that recognize the benefit of working with an experienced and reputable developer and homebuilder. Additionally, we acquire land from owners that want to leverage our expertise in land entitlement so that the owners may later sell all or part of their land to us after entitlement. We also acquire land from other developers that want our builders to build homes in their neighborhoods.

We also identify attractive properties that are typically located in existing prime neighborhood locations. We consider the existing and future supply of developable land before working to acquire the best-valued properties. Analysis includes development costs in addition to land costs. We have found that the prime quality infill locations have limited supply competition that may result in smaller value declines in down markets.

After contracting for a property, we perform due diligence to evaluate any environmental or geotechnical issues that may exist. We often seek to secure entitlements such as zoning or plat approval during this period. After title has been reviewed and approved the property is acquired. We manage and oversee all land development with our in-house staff.

Homebuilding, Marketing and Sales Process
TPG builds town homes, single family homes, and luxury homes in the Atlanta market. TPG’s town homes range from 1,800 to 2,500 square feet, have two or more bedrooms and range in price from $225,000 to $350,000. TPG’s single family homes have greater than 2,200 square feet, three or more bedrooms and range in price from $300,000 to $800,000. TPG’s luxury homes have over 4,000 square feet, four or more bedrooms and range in price from $800,000 to more than $2.5 million. TPG has received numerous industry awards, including the best master planned community by the Greater Atlanta Home Builders Association in 2013.

In the DFW market our builders construct townhomes, single family homes and luxury homes. CB JENI builds town homes with 1,650 to 2,400 square feet, two or more bedrooms and prices ranging from $180,000 to $300,000. Normandy constructs single family homes with square footage of over 3,500 square feet, four or more bedrooms and a price between $400,000 and $600,000. Southgate builds luxury homes that have over 4,500 square feet, four or more bedrooms and prices of $800,000 and above. Centre Living builds homes and luxury townhomes, in premier centrally located neighborhoods in the DFW market, that range from 2,100 to 3,300 square feet, two to three bedrooms and prices from $500,000 to more than $1,000,000. Centre also acts as a contractor on homes up to $2.5 million.

We offer a preferred lender referral program to provide lending options to homebuyers in need of financing. We offer homeowners a comprehensive warranty on each home. Homes are generally covered by a ten year warranty for structural concerns, one year for defects and products used, two years for electrical and plumbing and ten years for HVAC parts and labor. Our Homeowner Services Department aims to respond to any questions or concerns from homebuyers within three business days.

We sell our homes through our own sales representatives and also through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of customization and upgrade options. Sales personnel are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to appeal to the lifestyles of targeted homebuyers. Additionally, we advertise through the use of model homes, Internet, newspapers, billboards, publications, brochures, and newsletters.

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Segments
We organize our operations into two reportable segments: land development and homebuilding services. Within homebuilding services, our two operating segments consist of Texas and Georgia. The reportable segments follow the same accounting policies as our consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Raw Materials
Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. We continue to monitor the supply markets to achieve the best prices available. See “Risk Factors — Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.”

Corporate Organization and Structure
We carry out our business generally through a number of project-specific, wholly-owned limited liability company subsidiaries. Our homebuilding operations business is conducted primarily through Builder Finance, and the land development operations conducts its business under the brand JBGL Communities. During 2015, our land development operations will conduct its business under the brand Green Brick Communities.

Government Regulation and Environmental Matters
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding and land development activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. Please see the “Risk Factors” section elsewhere in this Annual Report on Form 10-K.

Competition
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, homebuying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Employees
As of December 31, 2014, we had approximately 150 employees, including those of our builders. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us or our affiliates are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Offices and Available Information
Our principal executive offices are located at 2805 Dallas Parkway, Ste 400, Plano, TX 75093. Our telephone number is (469) 573-6763. Our website address is www.greenbrickpartners.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Executive Officers and Directors
The following table sets forth certain information regarding our executive officers and directors as of March 13, 2015:

Executive Officers

Name	Age	Position
James R. Brickman	63	Chief Executive Officer and Director
John Jason Corley	39	Chief Operating Officer and Interim Chief Financial Officer
Richard A. Costello	56	Vice President of Finance
Jed Dolson	37	Head of Land Acquisition and Development

James R. Brickman - Mr. Brickman, age 63, has been Chief Executive Officer of the Company since October 2014. Prior to the completion of the Transaction, Mr. Brickman was the founding manager and advisor of each of Capital since 2008 and Builder Finance since 2010. Mr. Brickman is responsible for all major investment decisions, capital allocation, strategic planning, and relationships with our builders and lead investor. Prior to forming JBGL in 2008, Mr. Brickman was a manager of various joint ventures and limited partnerships that developed/built low and high rise office buildings, multifamily and condominium homes, single family homes, entitled land, and supervised a property management company. He previously also served as Chairman and CEO of Princeton Homes Ltd. and Princeton Realty Corporation that developed land, constructed single family custom homes, and managed apartments it built. Mr. Brickman has over 37 years’ experience in nearly all phases of real estate construction, development, and real estate finance property management. He received a B.B.A. and M.B.A. from Southern Methodist University.

John Jason Corley - Mr. Corley, age 39, has served as Chief Operating Officer and Interim Chief Financial Officer of the Company since October 2014. Prior to the completion of the Transaction, Mr. Corley was the Chief Operating Officer of Builder Finance since January 2013. His responsibilities include oversight of all construction lending, working with our builders on operating/accounting systems, and planning for their future growth. From February 2011 to January 2013, he served as Operations Director of JBGL Finance LLC. Prior to joining JBGL in 2010, he worked five years as an auditor for Arthur Andersen and Ernst & Young, then six years as a financial and land acquisition analyst for K. Hovnanian Homes in Texas and Florida. Mr. Corley received a B.S. degree in Accounting and his M.B.A. from Louisiana Tech University.

Richard A. Costello - Mr. Costello, age 56, has served as Vice President of Finance of the Company since January 2015. Since 2007, Mr. Costello, age 56, has been a private investor. From 1991 to 2007, Mr. Costello served as Chief Financial Officer and Chief Operating Officer of, and in other senior financial management roles at, GL Homes of Florida. Prior to joining GL Homes of Florida, Mr. Costello served as AVP-Finance of Paragon Group from 1983 to 1989 and as an auditor for KPMG from 1980 to 1983. Mr. Costello received a B.S. in accounting from the University of Central Florida and an M.B.A. from Northwestern University’s Kellogg School of Management.

Jed Dolson - Mr. Dolson, age 37, has been the Head of Land Acquisition and Development of the Company since October 2014. Prior to the completion of the Transaction, Mr. Dolson was Head of Land Acquisition and Development of JBGL since September 2013. From March 2010 to September 2013, Mr. Dolson served as a managing member of Pecos One LLC, a consulting firm that provided services to JBGL. Prior to joining Capital, Mr. Dolson worked for three years at Jones & Boyd Engineering and later he served five years as Director of Development for a local private residential developer. Mr. Dolson received a B.S. degree in Civil Engineering from Texas A&M University and a Master’s Degree in Civil Engineering from Stanford University.

Board of Directors

Name	Age	Position
Elizabeth K. Blake	63	Director
Harry Brandler	43	Director
James R. Brickman	63	Director and Chief Executive Officer
David Einhorn	46	Chairman of the Board
John R. Farris	42	Director
Kathleen Olsen	43	Director
Richard Press	76	Director

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations. You should carefully consider the risks described below, together with the other information included in this Annual Report on Form 10-K, including the information contained under the caption “Forward-Looking Statements.

Risks Related to Ownership of Our Common Stock

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
Greenlight Capital, Inc., and its affiliates (“Greenlight”), Third Point LLC and its affiliates (“Third Point”), and James R. Brickman, together with certain members of Mr. Brickman’s family, beneficially own approximately 49.9%, 17.1% and 8.4%, respectively, of the voting power of the Company. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Greenlight, our largest stockholder, is also our largest creditor. Greenlight exerts a significant influence over us and its interest as a creditor may not coincide with our interest as a company or your interest as a stockholder.
Greenlight controls approximately 49.9% of our outstanding common stock and we have incurred $150 million of indebtedness from Greenlight under our term loan facility. As our largest creditor, Greenlight may have interests that may not always coincide with our interests as a company or the interests of our stockholders generally. As our largest stockholder, Greenlight will exert a significant influence over us, which may cause us to enter into transactions or agreements, or to otherwise take actions, that you would not approve or make decisions with which you may disagree.

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
We believe that all or a significant portion of our common stock beneficially owned by Greenlight, Third Point and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws because they were acquired from us on a private, non-registered basis. We have entered into registration rights agreements with each of these parties, however, that give these parties the right to require us to register the resale of their shares under certain circumstances. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Risk Related to Our Tax Asset, Indebtedness and Organizational Structure

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
As of December 31, 2014, we reported federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire, if not used, beginning with the year ending December 31, 2029.

For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. Based on the availability of historical financial results, projections of pre-tax book income and the assessment of available positive and negative information, management believes, on a more-likely-than-not basis, that the deferred tax assets will be realized in full. Accordingly, no valuation allowance has been recorded at December 31, 2014 with respect to the federal NOL.

Our ability to utilize our tax attributes, such as NOL carryforwards and tax credits (“Tax Attributes”), will be subject to significant limitation for federal income tax purposes if we undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For this purpose, an ownership change generally occurs, as of any “testing date” (as defined under Section 382 of the Code), if our “5-percent shareholders” have collectively increased their ownership in our common stock by more than 50 percentage points over their lowest percentage ownership at any time during the relevant testing period, which generally begins the later of either January 1, 2008 or three years preceding the relevant testing date. In general, our 5-percent shareholders would include any (i) individual who owns 5% or more (directly, indirectly or constructively) of our common stock and (ii) “public groups” who own our common stock (even in certain cases if they own less than 5% of our common stock) or stock in higher tier entities who own 5% or more (directly, indirectly or constructively) of our common stock. A “public group” generally consists of a group of persons each of whom owns (directly, indirectly or constructively) less than 5% of our common stock. An ownership change may therefore occur following substantial changes in the direct or indirect ownership of our outstanding stock by one or more 5-percent shareholders over this period.

If we were to experience an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our post-change taxable income that may be offset by our pre-change Tax Attributes. The limitation imposed by Section 382 of the Code for any post-change year is generally determined by multiplying the value of our common stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years.

To reduce the likelihood of an ownership change, our board of directors has implemented the Section 382 rights agreement, and we have amended our Charter to add customary transfer and ownership limitations regarding preservation of our NOLs.

Our ability to utilize our Tax Attributes to reduce taxable income in future years may be limited for various reasons, including if our projected future taxable income is insufficient to recognize the full benefit of such Tax Attributes prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of securing future tax benefits. There can be no assurance that we will have sufficient taxable income or that the IRS will not successfully challenge the use of our Tax Attributes in later years to enable us to utilize the Tax Attributes in full before they expire.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

The total principal amount of our debt as December 31, 2014 is $150.0 million (not including debt of certain of our subsidiaries relating to property acquisitions and development). Our substantial debt could have important consequences for the holders of our common stock, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•
requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, property acquisitions or developments, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. If an event of default occurs under our term loan facility, the lenders may accelerate our repayment obligations and/or exercise other remedies under the facility.

Provisions in our charter documents may delay or prevent our acquisition by a third party or may reduce the value of your investment.
Some provisions in our Amended and Restated Certificate of Incorporation (“Charter”) and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our board of directors may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Additionally, both our 382 rights plan and our Charter contains transfer restrictions intended to prevent future acquisitions of our common stock that would limit our ability to use the NOLs. The existence of these provisions could also limit the price that investors may be willing to pay in the future for shares of our common stock.

Risks Related to our Business and Industry

The homebuilding industry is cyclical. A severe downturn in the industry, such as the one experienced in 2006 through 2011, could adversely affect our business, results of operations and stockholder’s equity.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. While national data indicate that the overall demand for new homes improved during 2012, 2013, and 2014, in the event that the current recovery stalls or reverses and these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	fluctuations in interest rates, which could adversely affect the ability of homebuyers to obtain financing on favorable terms or at all;

•
unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•	changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.

Further, acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our lots, homes and construction loans and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Our business and financial results could be adversely affected by significant inflation or deflation.
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to customers through increased prices, in a weak housing market, we may not be able to offset cost increases with higher selling prices. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on our results of operations.

We are dependent on the continued availability and satisfactory performance of subcontractors which, if unavailable, could have a material adverse effect on our business.
We and our homebuilding subsidiaries conduct our land development and construction operations only as a general contractor. Virtually all land development and construction work is performed by unaffiliated third-party subcontractors. As a consequence, the timing and quality of the development of our land and the construction of our homes depends on the availability and skill of our subcontractors. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

We have recently experienced labor shortages and increased labor costs in both the DFW and Atlanta markets. These labor shortages have resulted in higher wages for subcontractors, construction workers frequently moving between jobs for higher pay, increased prices and delays in projects.

Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing if either of the regions in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market in the DFW and Atlanta regions. This reduction in available tradespeople exacerbated labor shortages as demand for new housing increased in these markets.

Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Failure to recruit, retain and develop highly skilled, competent employees may have a material adverse effect on our business and results of operations.
Key employees, including management team members at both the corporate and homebuilder subsidiary levels, are fundamental to our ability to obtain, generate and manage opportunities. If any of the management team members were to cease employment with us, our results of operations could suffer. Our ability to retain our management team or to attract suitable replacements should any members of its management team leave is dependent on the competitive nature of the employment market. The loss of services from key management team members or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. In addition, we do not maintain key person insurance in respect of any member of our senior management team.

In addition, key employees working in the land development, homebuilding and construction industries are highly sought after. Experienced employees in the homebuilding, land acquisition and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial conditions and results of operations.

Our long-term success depends on our ability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. The availability of finished and partially-finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable land or lots become more difficult to locate or obtain, the number of lots we may be able to develop and sell could decrease, the number of homes we may be able to build and sell could be reduced and the cost of land could increase, perhaps substantially, which could adversely impact our results of operations.

As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of actively selling communities, to grow our revenues and margins and to achieve or maintain profitability.

If we are unable to develop communities successfully or within expected timeframes, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire and prepare land, entitle and finish lots, obtain development approvals, pay taxes and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time that we acquire control of a property to the time that we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We depend on the success of our controlled homebuilding subsidiaries.
We participate in the homebuilding business through subsidiaries in which we own a 50% controlling interest, which we refer to as our “builders.” We have entered into arrangements with these builders in order to take advantage of the local knowledge and relationships of the builders, acquire attractive land positions and brand images, manage our risk profile and leverage our capital base. The viability of our participation in the homebuilding business depends on our ability to maintain good relationships with our builders. Our builders are focused on maximizing the value of their operations and working with a partner that can help them be successful. The effectiveness of our management, the value of our expertise and the rapport we maintain with our builders are important factors for new builders considering doing business with us and may affect our ability to attract customers, subcontractors, employees or others upon whom our business, financial condition and results of operations ultimately depend. Further, our relationships with our builders generate additional business opportunities that support our growth. If we are unable to maintain good relationships with our builders, we may be unable to fully take advantage of existing agreements or expand our relationships with these builders. Additionally, our opportunities for developing new relationships with additional builders may be adversely impacted.

We sell lots to our builders for their homebuilding operations and provide them loans to finance home construction. If our builders fail to successfully execute their business strategies for any reason, they may be unable to purchase lots from us, repay outstanding construction finance loans made by us or borrow from us in the future, any of which could negatively impact our business, financial condition and results of operations.

If we are required to either repurchase or sell a substantial portion of the equity interest in our controlled homebuilding subsidiaries, our capital resources and financial condition could be adversely affected.
The operating agreements governing two of our controlled homebuilding subsidiaries contain buy-sell provisions that may be triggered in certain circumstances. In the event that a buy-sell event occurs, our builder will have the right to initiate a buy-sell process, which may happen at an inconvenient time for us. In the event the buy-sell provisions are exercised at a time when we lack sufficient capital to purchase the remaining equity interest, we may elect to sell our equity interest in the entity. If we are forced to sell our equity interest, we will no longer benefit from the future operations of the applicable entity. If a buy-sell provision is exercised and we elect to purchase the interest in an entity that we do not already own, we may be obligated to expend significant capital in order to complete such acquisition, which may result in our being unable to pursue other investments or opportunities. If either of these events occurs, our revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.
Our business strategy is focused on the development of land, the issuance of construction finance loans and the design, construction and sale of single-family detached and attached homes in the DFW and Atlanta markets, as well as the eventual entry into other geographic markets. In DFW, we principally operate in the counties of Dallas, Collin and Denton. In Atlanta, we principally operates in the counties of Fulton, Gwinnett, Cobb, Forsyth and Dekalb. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW or Atlanta markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall and adversely affect our business, financial condition and results of operations.

Our developments are subject to extensive government regulation, which could cause us to incur significant liabilities or restrict our business activities.
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, lot and home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If the market value of our land and homes drops significantly, our profits would decrease.
The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for replacement of land inventory and expansion within our current markets, and may in the future acquire land for expansion into new markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to generate profits consistent with those we have generated in the past and we may not be able to recover our costs when we sell lots and homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate such arrangements. In the face of adverse market conditions, we may have substantial inventory carrying costs, may have to write down our inventory to its fair value in accordance with generally accepted accounting principles and/or may have to sell land or homes at a loss. Any material write-downs of assets, or sales at a loss, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The terms and availability of mortgage financing can affect consumer demand for homes and the ability of consumers to complete the purchase of a home. Because most of our homebuyers, and the homebuyers of those entities to whom we sell lots, finance the purchase of their homes, unfavorable terms in, or the unavailability of, mortgage financing could materially and adversely affect us.
Our business depends on the ability of our homebuyers, as well as the ability of those who buy homes from the homebuilding entities to which we sell lots (our “homebuilding customers”), to obtain financing for the purchase of their homes. Many of these homebuyers must sell their existing homes in order to buy a home from us or our homebuilding customers. Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase a home from us or our homebuilding customers. If potential buyers of our or our homebuilding customers’ homes, or the buyers of those potential buyers’ existing homes, cannot obtain suitable financing, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our lots, homes and construction finance loans, which could materially and adversely affect our business and results of operations.
Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes, lots and construction loans. Increased interest rates can also hinder our ability to realize our backlog because certain of our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Further, in 2013 the Obama administration proposed the wind-down of Fannie Mae and Freddie Mac, a proposal supported by Julian Castro, the current Secretary of Housing and Urban Development. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of these provisions on lending institutions will depend on the rules that are ultimately enacted. These requirements, however, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, lot sales and construction finance loan portfolio which could materially and adversely affect our business and results of operations.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions, which would have an adverse impact on us.
The unemployment rate in the United States was 5.6% as of December 2014, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.7% in December 2014, potentially reflecting an increased number of “discouraged workers” who have left the labor force. People who are not employed, are underemployed, who have left the labor force or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for our homes, lots and construction loans and by increasing the supply of homes for sale.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, lots and construction loans, which could be material to our business.
Changes in federal income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers and the potential customers of our homebuilding customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

The occurrence of severe weather or natural disasters could increase our operating expenses and reduce our revenues and cash flows.
The climates and geology of the states in which we operate, Georgia and Texas, present increased risks of severe weather and natural disasters. The occurrence of severe weather conditions or natural disasters can delay new home deliveries and lot development, reduce the availability of materials and/or negatively impact the demand for new homes in affected areas. For example, the winter of 2013 - 2014 brought severe weather conditions in the states in which we operate, including extreme rain in Atlanta and abnormally low temperatures and icy conditions in the DFW region, which hindered land development and delayed home construction.

Further, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues.

High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but not yet delivered. (While we may accept sales contracts on a contingent basis in limited circumstances, such contracts are not included in our backlog until the contingency is removed.) Although these sales contracts typically require a cash deposit and do not allow for the sale to be contingent on the sale of the customer’s existing home, a customer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or contract provisions. If home prices decline, the national or local homebuilding environment or general economy weakens, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase or the availability of mortgage financing tightens, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations could have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

We may not be able to compete effectively against competitors in the homebuilding, land development and financial services industries.
Competition in the land development and homebuilding industries is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact its margins and revenues. If we are unable to compete successfully, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. Our homebuilding business also competes for sales with individual resales of existing homes and with available rental housing.

Our construction financing business competes with other lenders, including national, regional and local banks and other financial institutions, some of which have greater access to capital or different lending criteria and may be able to offer more attractive financing to potential customers.

Our future growth may include additional strategic investments, joint ventures, partnerships and/or acquisitions of companies that may not be as successful as we anticipate and could disrupt our ongoing businesses and adversely affect our operations.
Our investments in our homebuilding subsidiaries have contributed to our historical growth and similar investments may be a component of our growth strategy in the future. We may make additional strategic investments, enter into new joint venture or partnership arrangements or acquire businesses, some of which may be significant. These endeavors may involve significant risks and uncertainties, including distraction of management from current operations, significant start-up costs, insufficient revenues to offset expenses associated with these new investments and inadequate return of capital on these investments, any of which may adversely affect our financial condition and results of operations. Our failure to successfully identify and manage future investments, joint ventures, partnerships or acquisitions could harm our results of operations.

We may be unable to obtain suitable bonding for the development of our housing projects.
We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds for our future projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of development projects.
The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments and/or to develop the housing. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and develop land and delay completion of our projects.
We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws that apply to any given homebuilding or development site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding and land development activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding and land development industries poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities and our ability to attract employees, subcontractors and customers, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Poor relations with the residents of our communities, or with local real estate agents, could negatively impact our home sales, which could cause our revenues or results of operations to decline.
Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify its community development plans, which could adversely affect our results of operations.

Most of our homebuying customers engage local real estate agents that are unaffiliated with us in connection with their search for a new home. If we do not maintain good relations with, and a good reputation among, these real estate agents, the agents may not encourage consumers to consider, or may actively discourage consumers from considering, our communities, which could adversely affect its results of operations.

Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational and marketing activities, as well as to maintain our business records, including information provided by our customers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols) or lost connectivity to networked resources. A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue.

Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. This coverage may be further restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.

Our business is seasonal in nature, so our quarterly results of operations may fluctuate.
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly results of operations and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, homes starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although we may also be affected by volatility in the homebuilding industry.

Additionally, weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly results of operations may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.
The markets in which we operate may in the future be subject to utility and resource shortages, including significant changes to the availability of electricity and water. Shortages of natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments. We have also experienced material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. Our lumber inventory is particularly sensitive to these shortages. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes, lots and construction loans and negatively affect our business and results of operations.

Our business and financial results could be adversely affected by the failure of persons who act on our behalf to comply with applicable regulations and guidelines.
Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Should we learn of practices relating to homes we build, lots we develop or financing we provide that do not comply with applicable regulations or guidelines, we would move actively to stop the non-complying practices as soon as possible and would take disciplinary action with regard to employees who were aware of the practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learns of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices’ having taken place.

We may become subject to litigation, which could materially and adversely affect us.
In the future, we may become subject to litigation, including claims relating to our operations and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters may result in us having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.
We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies or otherwise be subject to significant deductibles or limits. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
Prior to the completion of the Acquisition, JBGL had operated as a privately-held company since it began operations in 2008. Following the consummation of the Acquisition, we are required to comply with various regulatory and reporting requirements, including those required by the Securities and Exchange Commission (the “SEC”). Complying with these reporting and other regulatory requirements has been and will continue to be time-consuming and will result in increased costs and could have a negative effect on our business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”). These requirements may place a strain on our system and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. Since the consummation of the Acquisition, we have been implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also may require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operation and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Failure to establish and maintain effective internal control over financial reporting could have an adverse effect on our business and results of operations.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. During the financial statement audit procedures conducted in connection with the preparation of JBGL’s consolidated financial statements in connection with the Acquisition, we and Grant Thornton, LLP, our independent registered public accounting firm, identified material weaknesses in JBGL’s internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Additionally, as a result of management’s assessment of our internal control over financial reporting as of December 31, 2014, management concluded that there were material weaknesses in our internal control over financial reporting and that as a result our disclosure controls and procedures were not effective. See Item 9A. Controls and Procedures for a description of the identified material weaknesses and our remediation plans.

While we have taken a number of actions and continue to devote significant time and attention to remedy the identified material weaknesses in our internal control over financial reporting, we are still in the process of implementing our remediation plan and additional time and effort will be required to complete the implementation. There can be no assurance that we will be able to remediate these material weaknesses or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to complete our remediation in a timely manner, to remediate material weaknesses or significant deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, result in harm to our business and could cause investors to lose confidence in our reported financial information. The foregoing may result in a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and a decline in the trading price of our common stock. Failure to comply with Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive office in Plano, TX. Our homebuilding division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Our properties are described in Item 1. “Business” under the headings “Description of Completed Projects and Communities under Development” and “Owned and Controlled Lots”, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock trades on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC under the symbol “GRBK” (formerly “BIOF”). The following table sets forth the high and low closing prices for our common stock as reported on The Nasdaq Capital Market for the quarterly periods indicated. These prices do not include retail markups, markdowns or commissions. The pre-Transaction prices were adjusted for the $70.0 million Rights Offering, as described in Item 1. Business.

Year ended December 31, 2014	High	Low
First Quarter	$4.76	$1.12
Second Quarter	$5.74	$3.37
Third Quarter	$8.23	$4.07
Fourth Quarter	$8.77	$5.17
Year ended December 31, 2013
First Quarter	$4.39	$2.71
Second Quarter	$3.36	$2.01
Third Quarter	$2.76	$2.19
Fourth Quarter	$2.38	$0.95

The prices depicted in the table above represents our past performance as an ethanol producer from December 31, 2009 to November 21, 2013, as a shell company with no substantial operations from November 22, 2013 to October 26, 2014, and as a real estate company from October 27, 2014 to December 31, 2014.

Holders of Record
On December 31, 2014, there were approximately 23 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of December 31, 2014, there were 31,346,084 common shares outstanding.

Dividends
We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash for general corporate purposes. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our board of directors deems relevant. In addition, our term loan facility restricts our ability to pay dividends. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources Overview-Term Loan Facility.”

Performance Graph
The following graph compares our five-year cumulative total return, assuming $100 is invested on December 31, 2009, on our common stock with the cumulative total returns of the Russell 2000 Index, and the Nasdaq Composite Index for the periods ended December 31. The pre-Transaction prices of our common stock were adjusted for the $70.0 million Rights Offering, as described in Item 1. Business.

	2009	2010	2011	2012	2013	2014
Green Brick Partners	$100	$64.22	$25.1	$6.78	$3.17	$23.18
Russell 2000 Index	$100	$125.31	$118.47	$135.81	$186.07	$192.63
Nasdaq Composite Index	$100	$116.91	$114.81	$133.07	$184.06	$208.71

The above graph is based on our common stock and index prices calculated as of the last trading day before January 1 of the year-end periods presented. The closing price of our common stock on the Nasdaq Capital Market was $8.20 per share on December 31, 2014 and $1.12 per share on December 31, 2013. Total return assumes $100 invested at market close on December 31, 2009 in our common stock, the Russell 2000 Index, and the Nasdaq Composite Index. The performance of our common stock depicted in the graph above represents our past performance as an ethanol producer from December 31, 2009 to November 21, 2013, as a shell company with no substantial operations from November 22, 2013 to October 26, 2014, and as a real estate company from October 27, 2014 to December 31, 2014. As a result, the performance of our common stock depicted in the graph above is not indicative of future performance or the historical performance of our current real estate business.

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference.

Unregistered Sales of Equity Securities
Except for the sales of unregistered securities previously disclosed in our Current Report on Form 8-K filed on October 31, 2014, there were no sales of unregistered securities during the quarterly period ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

As described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel Energy Corp. acquired JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance “JBGL”), on October 27, 2014. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. Share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Assets
Cash and cash equivalents	$21,267	$16,683	$7,164	$8,127	$7,102
Inventory	274,303	228,777	132,571	34,416	11,171
Notes receivable, net	—	7,556	15,272	29,801	12,629
Deferred tax assets, net	89,197	—	—	—	—
Other	15,558	15,392	13,804	975	672
Total assets	$400,325	$268,408	$168,811	$73,319	$31,574
Liabilities and stockholders' equity
Borrowings on lines of credit	$14,061	$17,208	$6,544	$2,950	$—
Notes payable	12,151	26,595	21,442	3,718	794
Term loan facility	150,000	—	—	—	—
Other	42,516	25,786	19,137	4,572	3,004
Total liabilities	218,728	69,589	47,123	11,240	3,798
Total stockholders’ equity	181,597	198,819	121,688	62,079	27,776
Total liabilities and stockholders’ equity	$400,325	$268,408	$168,811	$73,319	$31,574

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Sale of residential units	$200,650	$168,591	$50,105	$9,086	$865
Cost of residential units	(149,365)	(122,616)	(39,642)	(7,922)	(492)
Gross profit on sale of residential units	51,285	45,975	10,463	1,164	373
Sale of land and lots	$45,452	$33,735	$22,927	$6,184	$8,906
Cost of land and lots	(34,082)	(21,513)	(15,256)	(3,983)	(5,541)
Gross profit on sale of land and lots	11,370	12,222	7,671	2,201	3,365
Salary expense and management fees expense - related party	(16,134)	(11,267)	(4,371)	(1,886)	(928)
Selling, general and administrative expense	(10,099)	(6,623)	(3,312)	(1,184)	(1,147)
Interest expense	(1,393)	(315)	(351)	(28)	—
Interest and fees income	265	2,503	6,217	2,586	138
Other income, net	915	2,148	4,626	1,609	223
	(26,446)	(13,554)	2,809	1,089	(1,714)
Net income before taxes	36,209	44,643	20,943	4,454	2,024
Income tax (benefit) provision	(24,853)	327	231	34	42
Net income	61,062	44,316	20,712	4,420	1,982
Less: net income attributable to noncontrolling interests	11,036	12,309	3,518	56	—
Net income attributable to Green Brick Partners, Inc.	$50,026	$32,007	$17,194	$4,364	$1,982

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$3.40	$2.88	$1.55	$0.39	$0.18
Diluted	$3.40	$2.88	$1.55	$0.39	$0.18

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	14,712	11,109	11,109	11,109	11,109
Diluted	14,712	11,109	11,109	11,109	11,109

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and the accompanying notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in or implied by any of the forward-looking statements as a result of various factors, including those listed elsewhere in this Annual Report on Form 10-K. See “Risk Factors” and “Forward-Looking Statements” above.

Reverse Recapitalization
On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance “JBGL”), which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (“Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”).

The $70.0 million rights offering included a registered offering by the Company of transferable rights to the public holders of its common stock, as of September 15, 2014 (the “Rights Offering”) to purchase additional shares of common stock. Each right permitted the holder to purchase, at a rights price ultimately equal to $5.00 per share of common stock, 2.2445 shares of common stock. 4,843,384 shares of common stock were purchased in the public Rights Offering for aggregate gross proceeds of approximately $24.2 million.

In addition to the Rights Offering, Greenlight and Third Point participated in a private rights offering to purchase additional shares of common stock pursuant to commitment letters. Pursuant to its commitment letter, Third Point agreed to participate in the private rights offering for its full basic subscription privilege in the Rights Offering and to purchase, simultaneously with the consummation of the Rights Offering to the public, all of the available shares not otherwise sold in the Rights Offering following the exercise of all other public holders’ basic subscription privileges. Pursuant to such commitment letters, Greenlight purchased 4,957,618 shares of common stock for aggregate gross proceeds of approximately $24.8 million and Third Point purchased 4,198,998 shares of common stock for aggregate gross proceeds of approximately $21.0 million.

As described above, at the time the Transaction was completed, BioFuel Energy Corp. (“BioFuel”) was a non-operating public shell corporation with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets. As a result of the Transaction the owners and management of JBGL gained effective operating control of the combined company.

Accordingly, for financial reporting purposes, the Transaction was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of JBGL whereby JBGL is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of BioFuel. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and, from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. The assets and liabilities of BioFuel have been brought forward at their book value and no goodwill has been recognized in connection with the Transaction.

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry. The financial statements set forth in this Annual Report on Form 10-K for all periods prior to the reverse recapitalization are the historical financial statements of JBGL, and have been retroactively restated to give effect to the Transaction.

Overview of the Business
We are a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales of various residential projects in master planned communities primarily in the high growth metropolitan areas of Dallas and Fort Worth, Texas (“DFW”) and Atlanta, Georgia (“Atlanta”). Capital was formed in 2008 and Builder Finance was formed in 2010.

We currently own or control approximately 4,200 home sites in prime locations in the DFW and Atlanta markets. We consider prime locations to be supply constrained lots with high housing demand and where much of the surrounding property has already been developed. Management believes that we are a leading land developer in our markets. We develop lots for both public builders and large private builders. We also own 50% controlling interests in several builders and provide construction financing for approximately 1,000 homes annually.

We are an active, value-added real estate investor and developer. We formed and purchased 50% of The Providence Group LLC (“TPG”) in 2011 and formed and purchased 50% of CB JENI Homes of DFW LLC (“CB JENI”) in 2012. In 2013, we formed and purchased 50% of Southgate Homes (“Southgate”) and in 2012 we formed Centre Living Homes LLC (“Centre Living”). We have voting control over these builders. TPG focuses on the construction and sale of single family homes and townhomes in the Atlanta market and CB JENI does the same in the DFW market. Southgate is focused on the development of semi-custom homes and build-on-your-own-lot custom homes in the DFW market. Centre Living focuses on homes and luxury townhomes, in premier centrally located neighborhoods in the DFW market.

Definitions
In the following discussion, “backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period, “cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period, “net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period, and “overall absorption rate” refers to the rate at which net new home orders are contracted per selling community during the relevant period. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser (other than with respect to certain design-related deposits, which we retain). Accordingly, backlog may not be indicative of our future revenue.

Overview and Outlook
The following are our key operating metrics for the year ended December 31, 2014 as compared to the year ended December 31, 2013: home deliveries increased by 5.6%, home sales revenue increased by 19.0%, average selling prices increased by 12.7%, backlog units increased by 14.8%, backlog units value increased by 34.0%, average sales price of homes in backlog increased by 16.7%, while net new home orders decreased by 6.7%. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. During the year ended December 31, 2014, homes in the DFW and Atlanta markets appreciated by 7.7% and 4.9%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, November 2014). During the year ended December 31, 2014, the housing market continued to show signs of improvement driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our key operating metrics improved during the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the acquisition of CB JENI in April 2012: net new home orders increased by 80.4%, home deliveries increased by 205.5%, home sales revenue increased by 236.5%, average selling prices increased by 10.1%, backlog units increased by 100.0%, and backlog units value increased by 129.9%.

Our two primary markets, DFW and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the DFW metropolitan area ranked second in the rate of job growth and third in the number of jobs added from October 2013 to October 2014 (Source: US Bureau of Labor Statistics, October 2014). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, for over four years (Source: US Bureau of Labor Statistics, November 2014). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the year ended December 31, 2014 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the year ended December 31, 2014, our land development segment revenue increased $11.7 million, or 34.7%, to $45.5 million from $33.7 million for the year ended December 31, 2013. The increase was comprised of $6.9 million due to a 20.7% increase in finished inventory lots delivered to 449 for the year ended December 31, 2014, from 372 for the year ended December 31, 2013, and an increase of $4.8 million related to an increase in the average sales price per lot of $101,229 per lot for the year ended December 31, 2014 from $90,591 per lot for the year ended December 31, 2013.

Builder Operations
During the year ended December 31, 2014, our builder operations segment delivered 587 homes, with an average sales price of $341,823. During the same period, our builder operations segment generated approximately $200.7 million in revenue. For the year ended December 31, 2014, net new home orders totaled 601, a 6.7% decrease from the same period in 2013. At December 31, 2014, our builder operations segment had a backlog of 209 sold but unclosed homes, a 14.8% increase from the same period in 2013, with a total value of approximately $78.6 million, an increase of $19.9 million, or 34.0%, from December 31, 2013. The increase in value of backlog units reflects an increase in the number of homes in backlog, as a result of an increase in the average selling community count to 30 for the year ended December 31, 2014 compared to 29 for the year ended December 31, 2013 and longer building cycle, and an increase in the average sales price of homes in backlog. The increase in the average sales price of homes was as a the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may increase or decrease depending on the mix of typical homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

Our key operating metrics improved during the year ended December 31, 2013 as compared to 2012 due to the acquisition of CB JENI in April 2012. During the year ended December 31, 2013, our builder operations segment delivered 556 homes, with an average sales price of $303,222. During the same period, our builder operations segment generated approximately $168.6 million in revenue. For the year ended December 31, 2013, net new home orders totaled 644, an 80.4% increase from the same period in 2012. At December 31, 2013, JBGL’s builder operations segment had a backlog of 182 sold but unclosed homes, a 100.0% increase from the same period in 2012, with a total value of approximately $58.6 million, an increase of $33.1 million, or 129.9%, from the same period in 2012.

Revenues
We primarily generate revenue through (a) the sale of lots from our land development segment to public builders, large private builders and our builders, (b) making first lien construction loans to our builders, and (c) the closing and delivery of homes through our builder operations segment. We recognize revenue on homes and lots when completed and title to, and possession of,the property have been transferred to the purchaser.

All customer deposits are treated as liabilities. We also serve as the general contractor for certain custom homes where the customers, and not our company, own the underlying land and improvements. We recognize revenue for these contracts either on a percentage of completion method or cost plus method.

Expenses
Lot acquisition, materials, other direct costs, interest and other indirect costs related to the acquisition, development, and construction of lots and homes are capitalized until the homes are complete, after which they are expensed. Direct and indirect costs of developing residential lots are allocated based on the relative sales price of the lots. Capitalized costs of residential lots are charged to earnings when the related revenue is recognized. Costs incurred in connection with developed lots and completed homes are charged to earnings when incurred.

Salary Expense and Management Fees Expense - Related Party
Salary expense and management fees expense represent salaries, benefits, management fees and share-based compensation, and are recorded in the period incurred.

Selling, General and Administrative Expense
Selling, general and administrative expenses represent property taxes, advertising and marketing, rent and lease expenses, and other administrative items, and are recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest on our debt and amortization of related debt issuance costs.

Interest and Fees Income
Interest and fees income consists primarily of interest earned and loan origination fees from outstanding third-party notes receivable.

Other Income, Net
Other income, net consists of interest on direct financing leases income, profit participation on notes receivable, costs incurred for business acquisitions, depreciation, income from rental property and forfeited deposits.

Income Tax (Benefit) Provision
We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of deferred tax assets. A valuation allowance is required to reduce the deferred tax asset when it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income.

We establish reserves for uncertain tax positions that reflect our best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

As of December 31, 2014, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded. Except for the valuation allowance pertaining to the state net operating losses, the valuation allowance previously recorded by BioFuel was reversed into additional paid-in-capital as of October 27, 2014. The valuation allowance reversal of approximating $63.9 million was recorded as part of the reverse recapitalization and had no effect on income tax expense.

Immediately prior to the Transaction, JBGL consisted of entities that filed individual partnership tax returns for federal income tax purposes. Several of the underlying entities were wholly-owned Limited Liability Corporations (“LLC’s”), and thus disregarded for federal income tax purposes, while several other entities had non-controlled interests, causing these LLC entities to be treated as regarded entities that filed partnership tax returns for federal income tax purposes. The Transaction resulted in the ownership of JBGL by Green Brick, a corporate entity. Effectively, JBGL and its wholly-owned LLC interests became disregarded for federal purposes, taxable as a branch of the corporate entity. As such, the Transaction resulted in a change in tax status of the partnerships. The Company recognized a $26.6 million income tax benefit relating to the change in tax status of the JBGL entities, relating primarily to the tax attributes that arose from the Transaction.

Consolidated Financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

As described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel acquired JBGL on October 27, 2014. The accounting treatment of the Transaction is reflected as a “reverse recapitalization,” whereby JBGL is the surviving accounting entity for financial reporting purposes. Therefore, our historical results for periods prior to the Transaction are the same as JBGL's historical results.

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Sale of residential units	$200,650	$168,591	$50,105
Cost of residential units	(149,365)	(122,616)	(39,642)
Gross profit on sale of residential units	51,285	45,975	10,463
Sale of land and lots	$45,452	$33,735	$22,927
Cost of land and lots	(34,082)	(21,513)	(15,256)
Gross profit on sale of land and lots	11,370	12,222	7,671
Salary expense and management fees expense - related party	(16,134)	(11,267)	(4,371)
Selling, general and administrative expense	(10,099)	(6,623)	(3,312)
Interest expense	(1,393)	(315)	(351)
Interest and fees income	265	2,503	6,217
Other income, net	915	2,148	4,626
	(26,446)	(13,554)	2,809
Net income before taxes	36,209	44,643	20,943
Income tax (benefit) provision	(24,853)	327	231
Net income	61,062	44,316	20,712
Less: net income attributable to noncontrolling interests	11,036	12,309	3,518
Net income attributable to Green Brick Partners, Inc.	$50,026	$32,007	$17,194

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$3.40	$2.88	$1.55
Diluted	$3.40	$2.88	$1.55

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	14,712	11,109	11,109
Diluted	14,712	11,109	11,109

Matters Affecting the Comparability of Financial Results
Our key operating metrics improved substantially during the year ended December 31, 2013 as compared to the prior period due to the acquisition of CB JENI in April 2012 and the inclusion of a full year of operations for CB JENI in 2013 following the acquisition.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Home Orders & Backlog	2014	2013	Change	%
Net new home orders	601	644	(43)	(6.7)%
Number of cancellations	106	95	11	11.6%
Cancellation rate	15.0%	14.8%	0.2%	1.4%
Average selling communities	30	29	1	3.4%
Selling communities at end of period	33	25	8	32.0%
Backlog ($ in thousands)	$78,552	$58,634	$19,918	34.0%
Backlog (units)	209	182	27	14.8%
Average sales price of backlog	$375,847	$322,165	$53,682	16.7%

Net new home orders for the year ended December 31, 2014 decreased by 43 homes, or 6.7%, from 644 for the year ended December 31, 2013 to 601 for the year ended December 31, 2014. Overall absorption rate for the year ended December 31, 2014 was an average of 20.0 per selling community (1.7 monthly), compared to an average of 22.2 per selling community (1.9 monthly) for the year ended December 31, 2013. Our monthly absorption rate and number of net new home orders decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 15.0% for the year ended December 31, 2014, compared to 14.8% for the year ended December 31, 2013. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Backlog units increased by 27 homes, or 14.8%, to 209 as of December 31, 2014, from 182 as of December 31, 2013. The dollar value of backlog units increased $19.9 million, or 34.0%, to $78.6 million as of December 31, 2014 from $58.6 million as of December 31, 2013. The increase in value of backlog units reflects an increase in the number of homes in backlog, as a result of an increase in the average selling community count to 30 for the year ended December 31, 2014 compared to 29 for the year ended December 31, 2013 and longer building cycle, and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $53,682, or 16.7%, to $375,847 for the year ended December 31, 2014, compared to $322,165 for the year ended December 31, 2013. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2014	2013	Change	%
New homes delivered	587	556	31	5.6%
Home sales revenue ($ in thousands)	$200,650	$168,591	$32,059	19.0%
Average sales price of home delivered	$341,823	$303,222	$38,601	12.7%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the year ended December 31, 2014 for our builder operations segment was 587, compared to new home deliveries of 556 for the year ended December 31, 2013, resulting in an increase of 31 homes, or 5.6%. The increase in new home deliveries was primarily attributable to the timing of when communities were open for sale and a 3.4% increase in new communities to 30 from 29.

Home sales revenue increased $32.1 million, or 19.0%, to $200.7 million for the year ended December 31, 2014, from $168.6 million for the year ended December 31, 2013. The increase in revenue was comprised of (a) $22.7 million related to an increase in average sales price of $38,601 per home to $341,823 for the year ended December 31, 2014, from $303,222 for the year ended December 31, 2013, and (b) $9.4 million due to a 5.6% increase in homes delivered to 587 for the year ended December 31, 2014, from 556 for the year ended December 31, 2013. The increase in the average sales price was the result of changes to the mix of homes resulting in an increase of single family to townhomes delivered during those periods, and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2014	%	2013	%
Home sales revenue	$200,650	100.0%	$168,591	100.0%
Cost of home sales	$149,365	74.4%	$122,616	72.7%
Homebuilding gross margin	$51,285	25.6%	$45,975	27.3%

Cost of home sales for the year ended December 31, 2014 for builder operations was $149.4 million, compared to cost of home sales of $122.6 million for the year ended December 31, 2013, resulting in an increase of $26.7 million, or 21.8%, primarily due to the 5.6% increase in the number of homes delivered.

Homebuilding gross margin percentage for the year ended December 31, 2014 for builder operations was 25.6%, compared to a gross margin percentage of 27.3% for the year ended December 31, 2013. The decrease in homebuilding gross margin is largely due to a higher cost basis on homes sold during the year ended December 31, 2014.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Home Sales Revenue
	2014	2013	2014	2013
Land development	$1,479	$1,279	3.3%	3.8%
Builder operations	$14,655	$9,988	7.3%	5.9%

Land Development
Salary expense and management fees expense for the year ended December 31, 2014 for land development remained relatively flat at $1.5 million, as there was no change in the employee headcount from December 31, 2013 to December 31, 2014.

Builder Operations
Salary expense and management fees expense for the year ended December 31, 2014 for builder operations was $14.7 million, compared to $10.0 million for the year ended December 31, 2013, an increase of 46.7%. The increase was primarily the result of increase in employee headcount of 20, and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Home Sales Revenue
	2014	2013	2014	2013
Land development	$2,410	$808	5.3%	2.4%
Builder operations	$7,689	$5,815	3.8%	3.4%

Land Development
Selling, general and administrative expense for the year ended December 31, 2014 for land development was $2.4 million, compared to $0.8 million for the year ended December 31, 2013, an increase of 198.3%. The increase was primarily attributable to costs incurred in connection with the Transaction and growth in our land development business which resulted in additional expenditures. These additional expenditures include home owners association dues, subdivision maintenance, property taxes and rent expense.

Builder Operations
Selling, general and administrative expense for the year ended December 31, 2014 for builder operations was $7.7 million, compared to $5.8 million for the year ended December 31, 2013, an increase of 32.2%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and costs incurred in connection with the Transaction. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of revenue increased 11.8% due to front end expenses incurred on new communities currently under development, scheduled to open in 2015, that did not produce any revenues during 2014.

Interest Expense
Interest expense increased $1.1 million, or 342.2%, to $1.4 million for the year ended December 31, 2014, from $0.3 million for the year ended December 31, 2013. The increase was due primarily to higher average balances on our line of credit throughout the year ended December 31, 2014. On October 13, 2013, we increased the size of our revolving credit facility from $8.0 million to $25.0 million.

Interest and Fees Income
Interest and fees income decreased $2.2 million, or 89.4%, to $0.3 million for the year ended December 31, 2014, from $2.5 million for the year ended December 31, 2013. The decrease was due to the decrease in notes receivable outstanding from $7.6 million as of December 31, 2013 to $0.0 million as of December 31, 2014.

Other Income, Net
Other income, net, decreased $1.2 million, or 57.4%, to $0.9 million for the year ended December 31, 2014, from $2.1 million for the year ended December 31, 2013. The decrease in other income, net was primarily due to a decrease in profit participation on real estate projects of approximately $0.6 million driven by lower notes receivable, an increase in depreciation expense of approximately $0.4 million due to an increase in property and equipment, and an increase in various other income (expense).

Income Tax (Benefit) Provision
Income tax benefit increased $25.2 million, or 7,700.3%, for the year ended December 31, 2014, from an expense of $0.3 million for the year ended December 31, 2013. The increase in income tax benefit is due to primarily to the recognition of a $26.6 million income tax benefit relating to the change in tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2014, we have federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through December 31, 2014, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The state loss carryforwards and related $1.2 million tax-effected valuation allowance were previously recorded by BioFuel. The Transaction had no effect on the state loss carryforward amount, the related valuation allowance or income tax expense. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning.

As of December 31, 2014, we had deferred tax assets of $89.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to $62.6 million for federal net operating loss carryforwards and $26.1 million for basis in partnerships. We evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As of December 31, 2014, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles. Accordingly, $63.9 million of the $65.0 million valuation allowance was reversed as of the Transaction Date.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Home Orders & Backlog	2013	2012	Change	%
Net new home orders	644	357	287	80.4%
Number of cancellations	95	30	65	216.7%
Cancellation rate	14.8%	8.4%	6.3%	75.4%
Average selling communities	29	21	8	38.1%
Selling communities at end of period	25	21	4	19.1%
Backlog ($ in thousands)	$58,634	$25,500	$33,134	129.9%
Backlog (units)	182	91	91	100.0%
Average sales price of backlog	$322,165	$280,220	$41,945	14.9%

Net new home orders for the year ended December 31, 2013 increased by 287 homes to 644, or 80.4% from 357 for the year ended December 31, 2012. Our overall absorption rate for the year ended December 31, 2013 was an average of 22.2 per selling community (1.9 monthly), compared to an average of 17.0 per selling community (1.4 monthly) for the year ended December 31, 2012. Our monthly absorption rate increased despite an increase in the cancellation rate.

Our cancellation rate was approximately 14.8% for the year ended December 31, 2013, compared to 8.4% for the year ended December 31, 2012. Management believes that the cancellation rate for the year ended December 31, 2012 was atypically low based on a relatively small sample size. Management believes a cancellation rate in the range of 15% to 20% is more representative of an industry average cancellation rate as compared to 8.4% for the year ended December 31, 2012.

Backlog units increased by 91 homes, or 100.0%, to 182 as of December 31, 2013, from 91 as of December 31, 2012. The dollar value of backlog units increased $33.1 million, or 129.9%, to $58.6 million as of December 31, 2013 from $25.5 million as of December 31, 2012. The increase in value of backlog units reflects an increase in the number of homes in backlog, as a result of an increase in community count to 29 for the year ended December 31, 2013 compared to 21 for the year ended December 31, 2012, and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $41,945, or 14.9%, to $322,165 for the year ended December 31, 2013, compared to $280,220 for the year ended December 31, 2012. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2013	2012	Change	%
New homes delivered	556	182	374	205.5%
Home sales revenue ($ in thousands)	$168,591	$50,105	$118,486	236.5%
Average sales price of home delivered	$303,222	$275,302	$27,919	10.1%

New home deliveries (excluding existing completed homes purchased, but not yet closed) for the year ended December 31, 2013 for our builder operations segment was 556, compared to new home deliveries of 182 for the year ended December 31,

2012, resulting in an increase of 374 homes, or 205.5%. The increase in new home deliveries was primarily attributable to the increase in net new home orders, which resulted from an increase of 8 new communities and the addition of the operations of CB JENI for the entire 2013 period. The addition of CB JENI was responsible for an increase of 142 new home deliveries.

Home sales revenue increased $118.5 million, or 236.5%, to $168.6 million for the year ended December 31, 2013, from $50.1 million for the year ended December 31, 2012. The increase in revenue was comprised of (a) $103.0 million due to a 205.5% increase in homes delivered to 556 for the year ended December 31, 2013, from 182 for the year ended December 31, 2012, and (b) $15.5 million related to an increase in average sales price of $27,919 per home to $303,222 for the year ended December 31, 2013, from $275,302 for the year ended December 31, 2012. The addition of CB JENI was responsible for an increase in home sales revenue of approximately $35.1 million. The increase in the average sales price of homes delivered was attributable to changes in product mix, increases in the number of higher priced single family homes over lower priced townhomes, and local market appreciation of 10%.

Homebuilding
The table below represents cost of home sales and gross margin related our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2013	%	2012	%
Home sales revenue	$168,591	100.0%	$50,105	100.0%
Cost of home sales	$122,616	72.7%	$39,642	79.1%
Homebuilding gross margin	$45,975	27.3%	$10,463	20.9%

Cost of home sales for the year ended December 31, 2013 for builder operations was $122.6 million, compared to cost of home sales of $39.6 million on for the year ended December 31, 2012, resulting in an increase of $83.0 million, or 209.3%, primarily due to the 205.5% increase in the number of homes delivered.

Homebuilding gross margin percentage for the year ended December 31, 2013 for builder operations was 27.3%, compared to a gross margin percentage of 20.9% for the year ended December 31, 2012 which resulted from favorable housing market conditions and an increase in the average sales price of $27,919 per home to $303,222 for the year ended December 31, 2013, from $275,302 for the year ended December 31, 2012.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Home Sales Revenue
	2013	2012	2013	2012
Land development	$1,279	$347	3.8%	1.5%
Builder operations	$9,988	$4,024	5.9%	8.0%

Land Development
Salary expense and management fees expense for the year ended December 31, 2013 for land development was $1.3 million, compared to salary expense and management fees expense of $0.3 million for the year ended December 31, 2012, an increase of 268.6%. The increase was primarily the result of an increase in employee headcount of 100% and associated benefits due to growth in our business.

Builder Operations
Salary expense and management fees expense for the year ended December 31, 2013 for builder operations was $10.0 million, compared to salary expense and management fees expense of $4.0 million for the year ended December 31, 2012, an increase of 148.2%. The increase was primarily the result of an increase in employee headcount of 77% and associated benefits due to growth in our business, and a full year of salaries for CB JENI, which was acquired in 2012.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Home Sales Revenue
	2013	2012	2013	2012
Land development	$808	$461	2.4%	2.0%
Builder operations	$5,815	$2,851	3.4%	5.7%

Land Development
Selling, general and administrative expense for the year ended December 31, 2013 for land development was $0.8 million, compared to selling, general and administrative expense of $0.5 million for the year ended December 31, 2012, a decrease of 75.3%. The increase was primarily the result of additional expenditures related to land development projects.

Builder Operations
Selling, general and administrative expense for the year ended December 31, 2013 for builder operations was $5.8 million, compared to selling, general and administrative expense of $2.9 million for the year ended December 31, 2012, an increase of 104.0%. The increase was primarily the result of a full year of expenditures for CB JENI, acquired in 2012, which resulted in an increase of approximately $1.5 million. Selling, general and administrative expense as a percentage of revenues decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Interest Expense
Interest expense remained relatively flat at $0.4 million for the year ended December 31, 2013 compared to December 31, 2012.

Interest and Fees Income
Interest and fees income decreased $3.7 million, or 148.4%, to $2.5 million for the year ended December 31, 2013, from $6.2 million for the year ended December 31, 2012. The decrease was due to fewer notes receivable outstanding for the year ended December 31, 2013.

Other Income, Net
Other income, net, decreased $2.5 million, or 115.4%, to $2.1 million for the year ended December 31, 2013, from $4.6 million for the year ended December 31, 2012. The decrease in other income, net was due primarily to a $2.0 million decrease in profit participation on notes receivable due to a 51% decrease in notes receivable from $15.3 million as of December 31, 2012.

Income Tax Provision
Income tax provision increased $0.1 million, or 29.4%, to $0.3 million for the year ended December 31, 2013, from $0.2 million for the year ended December 31, 2012. The increase was due to primarily to the increase in taxable income.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of December 31, 2014, 2013 and 2012. Owned lots are those to which the Company holds title, while controlled lots are those that the Company has the contractual right to acquire title but does not currently own it.

	December 31,
	2014	2013	2012
Lots Owned(1)
Texas	2,105	2,364	2,045
Georgia	1,211	1,384	970
Total	3,316	3,748	3,015
Lots Controlled(1)(2)
Texas	279	292	370
Georgia	561	555	312
Total	840	847	682

Total Lots Owned and Controlled(1)	4,156	4,595	3,697

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of December 31, 2014 and 2013, we had $21.3 million and $16.7 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins.

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock. The Transaction was completed on October 27, 2014. Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share. In addition to the Transaction, our principal uses of capital for the year ended December 31, 2014 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of income until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. We are actively acquiring and developing lots in our primary markets in order to maintain and grow our lot supply.

We intend to use both debt and equity as part of our ongoing financing strategy coupled with redeployment of cash flow from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we intend to maintain prudent leverage levels to finance the acquisition and development of lots and the construction of homes. Our existing indebtedness has recourse to us, and we anticipate that future indebtedness will also be recourse.

We intend to finance future acquisitions and developments with the most advantageous source of capital available at the time of the transaction, which may include a combination of common equity, secured and unsecured corporate level debt, property level debt, mortgage financing and other debt.

Term Loan Facility
On October 27, 2014, in connection with the Transaction, the Company entered into a loan agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The loan agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain of our subsidiaries guarantee obligations under the Term Loan Facility pursuant to the guaranty.

The Term Loan Facility bears interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. We have a one-time right to elect to pay up to four consecutive quarters’ interest-in-kind. The Term Loan Facility is subject to mandatory prepayment with 100% of the net cash proceeds received from the incurrence of certain debt by us or the issuance of certain equity securities. Voluntary prepayments of the Term Loan Facility is permitted at any time. All prepayments made prior to October 27, 2016 are subject to a 1.0% prepayment premium.

The Term Loan Facility is secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of our subsidiaries .

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheet. $0.2 million of the issuance costs is included in accrued expenses in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

The Term Loan Facility is subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and, accounting and financial management.

The Term Loan Facility is also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and, entering into hedging arrangements.

In addition, the Term Loan Facility requires us to maintain a fixed charge coverage ratio, tested quarterly, of no more than (a) 0.80 to 1.00 as of the last day of any fiscal quarter in which all or a portion of the interest on the facility for such fiscal quarter is paid-in kind for the previous four quarter period ending prior to such date or (b) 1.00 to 1.20 as of the last day of any other fiscal quarter for the previous four quarter period ending prior to such date.

We were in compliance with all covenants of the Term Loan Facility at December 31, 2014.

Revolving Credit Facility
As of December 31, 2014, we had the following lines of credit (“LOC”):

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood National Bank (“Inwood”) in the amount of $4.8 million maturing on April 13, 2014, bearing interest at 4.0% per annum, and collateralized by certain leased assets. The LOC was renewed during 2014 until April 13, 2015.

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing interest at 4.0% per annum, and collateralized by certain leased assets. The LOC was renewed until April 13, 2015.

During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0% per annum. Amounts drawn under this credit facility as of December 31, 2014 totaled $12.5 million and were secured by land owned in John’s Creek, Georgia. The credit facility was renewed until October 13, 2015.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of December 31, 2014.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased by in Allen, Texas.

On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014 bearing interest at 6.0% collateralized by land located in Denton, Texas. The note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% per annum collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014.

Our subsidiaries purchased lots under various agreements from unrelated third parties. The sellers of these lots have subordinated a percentage of the lot purchase price to various construction loans of our subsidiary. Notes were signed in relation to the subordination bearing interest at between eight and fourteen percent per annum, collateralized by liens on the homes built by us on each lot. The sellers will release their lien upon repayment of principal plus accrued interest at the closing of each individual home to a third party buyer.

Cash Flows
The following summarizes our primary sources and uses of cash in the periods presented:
Cash Flows — Year Ended December 31, 2014 to Year Ended December 31, 2013
For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the comparison of cash flows is as follows:

•
Operating activities. Net cash provided by operating activities for the year ended December 31, 2014 was $2.6 million, compared to net cash used of $49.3 million during the year ended December 31, 2013. The change was primarily attributable to changes in working capital associated with inventory, as inventory increased by 19.9% for the year ended December 31, 2014 compared to an increase in inventory of 72.6% during the year ended December 31, 2013 and an increase in net income of approximately $16.7 million primarily related to a $26.6 million income tax benefit due to JBGL's change in partnership tax status which was triggered by the Transaction, and an increase in gross profit due to increase of 31 homes delivered for the year ended December 31, 2014, as our builder operations continued to experience revenue growth, and an increase of an additional 77 lot sales for the year ended December 31, 2014, partially offset by (i) an increase in selling, general and administrative expense of $3.5 million due to increase in community costs, such as, non-capitalized property taxes, rent expenses, and advertising and marketing expenses in anticipation of future growth in our business, (ii) an increase in salary expense and management fees expense - related party of $4.9 million due to increase in employee headcount and associated costs of benefits to support the growth in our business and (iii) an increase in interest expense of $1.1 million attributable to higher average balances on our line of credit.

•
Investing activities. Net cash provided in investing activities for the year ended December 31, 2014 was $11.8 million, compared to net cash provided of $10.2 million during the year ended December 31, 2013. The change was primarily due to a decrease in issuance of notes receivable of $2.6 million and an increase in proceeds from investment in direct financing leases of $2.4 million for the year ended December 31, 2014, partially offset by decrease in notes receivable payments of $2.8 million and an increase in acquisition of property and equipment of approximately $0.7 million.

•
Financing activities. Net cash used in financing activities for the year ended December 31, 2014 was $9.8 million, compared to net cash provided of $48.6 million during the year ended December 31, 2013. The change was primarily due to (i) a decrease in net distributions to and contributions from controlling and noncontrolling interests members of $56.9 million during the year ended December 31, 2014, (ii) a decrease in line of credit borrowings of $20.0 million and (iii) a decrease in proceeds from notes payable of $13.5 million, partially offset by cash received as part of the reverse recapitalization of $31.9 million.

Cash Flows — Year Ended December 31, 2013 to Year Ended December 31, 2012
For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the comparison of cash flows is as follows:

•
Operating activities. Net cash used in operating activities for the year ended December 31, 2013 was $49.3 million, compared to net cash used of $63.7 million during the year ended December 31, 2012. The change was primarily the result of (i) an increase in net income of approximately $23.6 million related to an increase of 374 homes delivered for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as our builder operations continued to experience revenue growth, and an increase of an additional 172 lot sales for the year ended December 31, 2013, as compared to the year ended December 31, 2012, offset by (ii) a decrease in customer and builder deposits of approximately $10.6 million, which was primarily attributable to reductions in builder deposit percentages in land development activities and increased lot sales to our builders.

•
Investing activities. Net cash provided by investing activities for the year ended December 31, 2013 was $10.2 million, compared to net cash provided of $2.5 million during the year ended December 31, 2012. The change was primarily the result of (i) a decrease in notes receivable of approximately $6.8 million due to continued reduction in new lending activities to third party builders as we provided less capital to third party builders and more to our own builder operations, offset by (ii) a decrease in direct financing leases of approximately $14.7 million as a result of no new investments in direct financing leases for the year ended December 31, 2013.

•
Financing activities. Net cash provided by financing activities for the year ended December 31, 2013 was $48.6 million, compared to net cash provided of $60.2 million during the year ended December 31, 2012. The change was a result of (i) a decrease in net borrowings of $5.5 million due to an increase in repayments of borrowings for the year ended December 31, 2013, which was related to the continued reduction in new lending activities to third party builders noted above and (ii) a reduction of net contributions of $6.1 million due to an increase in distributions for the year ended December 31, 2013 as earnings were distributed to equity holders whom were members.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land purchase contracts with third party developers in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlement. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, which are the schedules that dictate when lots must be purchased to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require us to pay a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Contractual Obligations Table

The following table summarizes our cash obligations as of December 31, 2014. We did not have any specific lot and/or land purchase obligations as of December 31, 2014.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Year 1	Years 2 – 3	Years 4 – 5	Years 5 and Beyond
Debt obligations(1)	$247,275	$30,305	$39,678	$177,292	$—
Operating leases	3,541	583	1,150	1,195	613
Total	$250,816	$30,888	$40,828	$178,487	$613

(1)	Represents principal and interest payments due on our LOC, notes payable and Term Loan Facility.

Inflation
Homebuilding operations can be adversely impacted by inflation, primarily from higher land prices, and increased costs of financing, labor, materials and construction. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders lead to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Significant Accounting Policies
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, management evaluates estimates and judgments, including those which impact our most critical accounting policies. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions. Management believes that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require among the most difficult, subjective or complex judgments.

Principles of Consolidation
As described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel acquired JBGL on October 27, 2014. The accounting treatment of the Transaction is reflected as a “reverse recapitalization,” whereby JBGL is the surviving accounting entity for financial reporting purposes. Therefore, our historical results for periods prior to the Transaction are the same as JBGL's historical results.

All significant intercompany balances and transactions have been eliminated in consolidation and combination. Investments in which we directly or indirectly have an interest of more than 50 percent and/or are able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the consolidated financial statements as required under the provisions of FASB ASC 810, Consolidations.

Revenue Recognition
Revenue from sales of residential units, land and lots are not recognized until a sale is deemed to be consummated. Consummation is defined as a) when the parties are bound by the terms of a contract, b) all net consideration has been exchanged, c) any permanent financing for which the seller is responsible has been arranged d) continuing investment is adequate to demonstrate a commitment to pay for the home and e) all conditions precedent to closing have been performed. Generally, consummation does not happen until a sale has closed. When the earnings process is complete and a sale has closed, income is recognized under the full accrual method which allows full recognition of the gain on the sale at the time of closing.

Inventories and Cost of Sales
Inventory consists primarily of land in the process of development, developed lots, model homes, completed homes, and raw land scheduled for development, primarily in Texas and Georgia. Inventory is valued at cost unless the carrying value is determined to not be recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are recoverable at the sale of the property.

Residential lots held for sale and lots held for development include the initial cost of acquiring the land as well as certain costs capitalized related to developing the land into individual residential lots including interest and real estate taxes.

Land, development and other project costs, including property taxes incurred during development and home construction, are capitalized. Land development and other common costs that benefit an entire community are allocated based on the relative sales value of the lots. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method.

Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the unsold homes in the community on a pro-rata basis. The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. Our inventory currently includes two larger communities with life cycles that may be six years or more.

Impairment of Real Estate Inventories
In accordance with the ASC Topic 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from three to eight months) in our communities, our growth over the past three years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2014 and December 31, 2013 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, we will further investigate these communities and evaluate them for impairment.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves projecting future lot sales based on executed contracts and comparing these revenues to projected costs. In determining the allocation of costs to a particular land parcel, we rely on project budgets that are based on a variety of assumptions, including assumptions about schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, increases in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. While the actual results for a particular project are accurately reported over time, a variance between the budget and actual costs could occur. To reduce the potential for such variances, we apply procedures on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

Each reporting period, we perform review our real estate assets to determine whether the estimated remaining future cash flows of the development are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining sales revenue from lot sales based on the contractual lot takedowns remaining or historical/projected home sales/delivery absorptions for homebuilding operations and then comparing that to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its best judgment to project potential cost increases. Management has typically assumed 5 – 10% cost increases on future phases, assuming no bids have been received from subcontractors. When projecting sales revenue, management does not assume improvement in market conditions.

If the estimated cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated cash flows are less than the asset’s carrying value, the asset is deemed impaired and will be written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development activities, construction and delivery timelines, market risk of price erosion, uncertainty of development or construction cost increases, and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities.

When estimating cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Due to uncertainties in the estimation process, the significant volatility in demand for new housing and the long life cycle of many communities, actual results could differ significantly from such estimates.

We did not note any indicators of impairment for any projects, and no impairment adjustments related to real estate inventories were recorded, for the years ended December 31, 2014 and December 31, 2013.

Earnest Money Deposits
We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, an entity is a variable interest entity (“VIE”) when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.

If an entity is deemed to be a VIE pursuant to ASC 810, an enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise its option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, our land option agreements are considered variable interests. Our land option agreement deposits, along with any related pre-acquisition costs, generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. Therefore, whenever we enter into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE may have been created. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE. As a result of the foregoing, we were not required to consolidate any VIE as of December 31, 2014 and December 31, 2013.

Share-Based Compensation
We measure and account for share-based awards in accordance with ASC Topic 718, “Compensation - Stock Compensation”. Share-based compensation expense associated with stock options with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of estimated forfeitures of unvested stock options, over the requisite service period the awards are expected to vest. We estimate the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more-likely-than-not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis.

Fair Value Measurements
We have adopted and implemented the provisions of FASB ASC 820-10, Fair Value Measurements, with respect to fair value measurements of (a) all elected financial assets and liabilities and (b) any nonfinancial assets and liabilities that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis (at least annually). Under FASB ASC 820-10, fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These provisions establish a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of input are defined as follows:

Level 1 —	unadjusted quoted prices for identical assets or liabilities in active markets accessible by us;

Level 2 —	inputs that are observable in the marketplace other than those classified as Level 1; and

Level 3 —	inputs that are unobservable in the marketplace and significant to the valuation.

Entities are encouraged to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Our valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recent accounting pronouncements.

Related Party Transactions
See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our transactions with related parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest rate sensitive. Because overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income.

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2014, we had $14.1 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

In addition, our related party Term Loan Facility bears interest at 9.0% per annum through October 27, 2015 and 10.0% per annum thereafter through October 27, 2019. As of December 31, 2014, we had $150.0 million outstanding on our Term Loan Facility.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward Looking Statements.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, we completed a reverse recapitalization on October 27, 2014 whereby the management of JBGL took over management of the Company. Prior to the Transaction, JBGL was a privately-held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the post-combination consolidated entities have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the combined company’s internal control over financial reporting, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, as of December 31, 2014. Therefore, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission (the “SEC”) pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. We will be required to make our first assessment of our internal control over financial reporting at December 31, 2015.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis. Prior to the consummation of the Transaction and in connection with our audit for the year ended December 31, 2014, our independent registered public accountants identified and communicated the following material weaknesses in our internal control over financial reporting:

i.	no restrictive access on who has the ability to post journal entries to our general ledger;

ii.	inappropriate information technology (“IT”) environment in place to ensure the appropriate granting and review of access rights in our accounting system;

iii.	inappropriate revenue recognition in conjunction with the sale of lots in which we have continuing involvement in the development projects subsequent to the sale of lots;

iv.	intercompany eliminations were identified that should have been eliminated upon consolidation; and

v.	inconsistent treatment of account classifications in general ledger accounts and financial statement categories.

We intend to take appropriate and reasonable steps as described in management’s remediation plan listed below to make the necessary improvements to our internal control over financial reporting to remediate these deficiencies. We will consider the results of our remediation efforts and related testing as part of our assessment of the effectiveness of our internal control over financial reporting in subsequent reporting.

Management’s Remediation Plans
We have begun the process of remediating the material weaknesses described above and have implemented measures and expect to implement additional measures in furtherance of our remediation plan, including the following:

i.
by the end of 2015, we intend to implement additional information security protocols including restrictive access to our accounting system and records, which will include establishing a formal set of segregation of duties and approval threshold limits in the system;

ii.
by the end of 2015, we intend to update our IT environment to ensure proper granting and review of access rights in our accounting system, which will include establishing and conducting periodic reviews of our IT policies and processes, enforcing password rules, and establishing IT general controls;

iii.	we implemented a process to review the sale of lots in which we have continuing involvement to ensure that the revenue recognition requirements have been met and are consistently followed;

iv.	we implemented reviews of intercompany eliminations, on a monthly basis;

v.	we began performing periodic reviews to ensure there have been no changes in the mapping of accounts and unusual activity is properly recorded; and

vi.
in connection with the consummation of the Transaction, our internal controls are now subject to the oversight of our Audit Committee which is comprised of independent directors to oversee our financial reporting, internal control system, risk management system and internal and external audit functions.

Changes in Internal Controls Over Financial Reporting
Other than the remediation process described above, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Green Brick Partners, Inc. - Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets, December 31, 2014 and 2013	55
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	56
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	57
Consolidated Statements of Cash Flow for the years ended December 31, 2014, 2013 and 2012	58
Notes to Consolidated Financial Statements	59
(a)(2) Financial Statement Schedules. Financial statements schedules are omitted because they are not required or applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.	80

GREEN BRICK PARTNERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Green Brick Partners, Inc.

We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. (formerly named BioFuel Energy Corp. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Brick Partners Inc., and its subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 30, 2015

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2014	2013
Assets
Cash and cash equivalents	$21,267	$16,683
Restricted cash	1,709	1,383
Accounts receivable	749	445
Inventory	274,303	228,777
Investment in direct financing leases	2,768	8,349
Property and equipment, net	1,629	865
Notes receivable	—	7,556
Earnest money deposits	6,676	3,292
Deferred income tax assets, net	89,197	—
Other assets	2,027	1,058
Total assets	$400,325	$268,408
Liabilities and stockholders' equity
Accounts payable	$13,551	$8,653
Accrued expenses	11,299	6,360
Customer and builder deposits	9,752	10,773
Obligations related to land not owned under option agreements	7,914	—
Borrowings on lines of credit	14,061	17,208
Notes payable	12,151	26,595
Term loan facility	150,000	—
Total liabilities	218,728	69,589
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 31,346,084 and 11,108,500 issued and outstanding as of December 30, 2014 and 2013, respectively	313	111
Additional paid-in capital	101,626	155,985
Retained earnings	69,919	33,014
Total Green Brick Partners, Inc. stockholders’ equity	171,858	189,110
Noncontrolling interests	9,739	9,709
Total stockholders’ equity	181,597	198,819
Total liabilities and stockholders’ equity	$400,325	$268,408

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Sale of residential units	$200,650	$168,591	$50,105
Cost of residential units	(149,365)	(122,616)	(39,642)
Gross profit on sale of residential units	51,285	45,975	10,463
Sale of land and lots	$45,452	$33,735	$22,927
Cost of land and lots	(34,082)	(21,513)	(15,256)
Gross profit on sale of land and lots	11,370	12,222	7,671
Salary expense	(14,868)	(10,251)	(3,790)
Management fees expense – related party	(1,266)	(1,016)	(581)
Selling, general and administrative expense	(10,099)	(6,623)	(3,312)
Interest expense	(1,393)	(315)	(351)
Depreciation and amortization expense	(735)	(292)	(53)
Interest and fees income	265	2,503	6,217
Interest on direct financing leases income	781	1,039	907
Profit participation on notes receivable	—	597	2,559
Other income, net	869	804	1,213
	(26,446)	(13,554)	2,809
Net income before taxes	36,209	44,643	20,943
Income tax (benefit) provision	(24,853)	327	231
Net income	61,062	44,316	20,712
Less: net income attributable to noncontrolling interests	11,036	12,309	3,518
Net income attributable to Green Brick Partners, Inc.	$50,026	$32,007	$17,194

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$3.40	$2.88	$1.55
Diluted	$3.40	$2.88	$1.55
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	14,712	11,109	11,109
Diluted	14,712	11,109	11,109

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	11,108,500	$111	$57,199	$4,319	$61,629	$450	$62,079
Contributions	—	—	41,500	—	41,500	1,215	42,715
Distributions	—	—	—	(1,028)	(1,028)	(2,790)	(3,818)
Net income	—	—	—	17,194	17,194	3,518	20,712
Balance at December 31, 2012	11,108,500	$111	$98,699	$20,485	$119,295	$2,393	$121,688
Contributions	—	—	57,286	—	57,286	1,756	59,042
Distributions	—	—	—	(19,478)	(19,478)	(6,749)	(26,227)
Net income	—	—	—	32,007	32,007	12,309	44,316
Balance at December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Share-based compensation	—	—	40	—	40	—	40
Common stock issued in private and public offering	14,000,000	140	69,860	—	70,000	—	70,000
Issuance of common stock for reverse recapitalization	6,237,584	62	(124,259)	—	(124,197)	—	(124,197)
Contributions	—	—	—	—	—	787	787
Distributions	—	—	—	(13,121)	(13,121)	(11,793)	(24,914)
Net income	—	—	—	50,026	50,026	11,036	61,062
Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$61,062	$44,316	$20,712
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	735	292	53
Share-based compensation	40	—	—
Deferred income taxes, net	(25,338)	—	—
Changes in operating assets and liabilities
Increase in restricted cash	(326)	(1,063)	(320)
(Increase) decrease in accounts receivable	(303)	(333)	624
Increase in inventory	(37,612)	(96,206)	(98,154)
Increase in earnest money deposits	(3,384)	(1,983)	(1,309)
(Increase) decrease in other assets	(828)	(982)	131
Increase in accounts payable	4,898	4,137	4,258
Increase in accrued expenses	4,706	3,957	1,155
(Decrease) increase in customer and builder deposits	(1,022)	(1,445)	9,151
Net cash provided by (used in) operating activities	2,628	(49,310)	(63,699)
Cash flows from investing activities
Investment in direct financing leases	—	—	(13,284)
Proceeds from sale of investment in direct financing leases	5,581	3,168	1,767
Issuance of notes receivable	(1,600)	(4,201)	(17,788)
Repayments of notes receivable	9,156	11,917	32,317
Acquisition of property and equipment	(1,378)	(687)	(491)
Net cash provided by investing activities	11,759	10,197	2,521
Cash flows from financing activities
Cash received as part of reverse recapitalization	31,916	—	—
Borrowings from lines of credit	19,000	39,000	28,203
Proceeds from notes payable	7,989	21,462	22,876
Repayments of lines of credit	(22,147)	(28,336)	(24,609)
Repayments of notes payable	(22,434)	(16,309)	(5,152)
Contributions from controlling interests	—	57,286	41,500
Contributions from noncontrolling interests	787	1,756	1,215
Distributions to controlling interests	(13,121)	(19,478)	(1,028)
Distributions to noncontrolling interests	(11,793)	(6,749)	(2,790)
Net cash (used in) provided by financing activities	(9,803)	48,632	60,215
Net increase (decrease) in cash and cash equivalents	4,584	9,519	(963)
Cash and cash equivalents at beginning of year	16,683	7,164	8,127
Cash and cash equivalents at end of year	$21,267	$16,683	$7,164
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$1,433	$497	$346
Cash paid for taxes	$636	$665	$138
Supplemental disclosure of noncash investing and financing activities:
Increase in land not owned under option agreements	$7,279	$—	$—
Accrued debt issuance costs	$235	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

When used in these notes, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the combined company, which has been renamed Green Brick Partners, Inc. and its subsidiaries, resulting from the acquisition by BioFuel Energy Corp. and its then consolidated subsidiaries (“BioFuel”) of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance “JBGL”) by means of a reverse recapitalization transaction on October 27, 2014.

Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) was incorporated as a Delaware corporation on April 11, 2006, to invest solely in BioFuel Energy, LLC, a limited liability company organized on January 25, 2006, to build and operate ethanol production facilities in the Midwestern United States. On November 22, 2013, the Company disposed of its ethanol plants and all related assets. Following the disposition of these production facilities, we were a public shell company with no substantial operations.

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (the “Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”).

The $70.0 million rights offering included a registered offering by the Company of transferable rights to the public holders of its common stock, as of September 15, 2014 (the “Rights Offering”) to purchase additional shares of common stock. Each right permitted the holder to purchase, at a rights price ultimately equal to $5.00 per share of common stock, 2.2445 shares of common stock. 4,843,384 shares of common stock were purchased in the public Rights Offering for aggregate gross proceeds of approximately $24.2 million.

In addition to the Rights Offering, Greenlight and Third Point participated in a private rights offering to purchase additional shares of common stock pursuant to commitment letters. Pursuant to its commitment letter, Third Point agreed to participate in the private rights offering for its full basic subscription privilege in the Rights Offering and to purchase, simultaneously with the consummation of the Rights Offering to the public, all of the available shares not otherwise sold in the Rights Offering following the exercise of all other public holders’ basic subscription privileges. Pursuant to such commitment letters, Greenlight purchased 4,957,618 shares of common stock for aggregate gross proceeds of approximately $24.8 million and Third Point purchased 4,198,998 shares of common stock for aggregate gross proceeds of approximately $21.0 million.

As described above, at the time the Transaction was completed, BioFuel was a non-operating public shell corporation with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets. As a result of the Transaction the owners and management of JBGL gained effective operating control of the combined company. As of the Transaction Date, BioFuel did not meet the definition of a business for accounting purposes.

Accordingly, for financial reporting purposes, the Transaction was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of JBGL whereby JBGL is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of BioFuel. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. The assets and liabilities of BioFuel have been brought forward at their book value and no goodwill has been recognized in connection with the Transaction.

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry. The Company is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Company is engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales of various residential projects in master planned communities, primarily in the high-growth metropolitan areas of Dallas and Fort Worth, Texas, and Atlanta, Georgia.

The consolidated financial statements set forth in this Annual Report on Form 10-K consist of JBGL and BioFuel Energy, LLC. The consolidated financial statements for all periods prior to the reverse recapitalization are the historical financial statements of JBGL, and have been retroactively restated to give effect to the Transaction.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company directly or indirectly has an interest of more than 50 percent and/or is able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the consolidated financial statements as required under the provisions of FASB ASC 810, Consolidations. The Company has created subsidiaries for each significant community and or project in which it invests. We had seventy-seven subsidiaries as of December 31, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all cash and short term liquid investments with original maturities of 90 days or less to be cash and cash equivalents. The cash balances of the Company are held in multiple financial institutions. At times, cash and cash equivalent balances at certain banks and financial institutions may exceed insurable amounts. The Company believes it mitigates this risk by monitoring the financial stability of institutions holding material cash balances. The Company has not experienced any losses in such accounts and believes that the risk of loss is minimal.

Restricted Cash
Restricted cash primarily relates to refundable customer deposits, some of which are held in escrow.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent amounts due from customers and third parties originating during the normal course of business. As of December 31, 2014 and 2013, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible.

Inventory and Cost of Sales
Inventory consists primarily of land in the process of development, undeveloped land, developed lots, model homes, completed homes, and raw land scheduled for development, primarily in Texas and Georgia. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are recoverable at the sale of the property.

Residential lots held for sale and lots held for development include the initial cost of acquiring the land as well as certain costs capitalized related to developing the land into individual residential lots including interest and real estate taxes.

Land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized. Land development and other common costs that benefit an entire community are allocated to individual lots or homes based on relative sales value. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally interest and property taxes) are allocated to the cost of individual homes using the specific identification method.

Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the unsold homes in the community on a pro-rata basis. The life cycle of a community generally ranges from two to six years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes.

	As of December 31,
	2014	2013
Completed home inventory and residential lots held for sale	47,048	33,950
Work in process	203,756	140,325
Undeveloped land	16,220	54,502
Land not owned under option agreements	7,279	—
Total Inventory	274,303	228,777

Impairment of Real Estate Inventory
In accordance with the ASC Topic 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from three to eight months) in our communities, our growth over the past three years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2014 and December 31, 2013 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, we will further investigate these communities and evaluate them for impairment.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves projecting future lot sales based on executed contracts and comparing these revenues to projected costs. In determining the allocation of costs to a particular land parcel, we rely on project budgets that are based on a variety of assumptions, including assumptions about schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, increases in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. While the actual results for a particular project are accurately reported over time, a variance between the budget and actual costs could occur. To reduce the potential for such variances, we apply procedures on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

Each reporting period, we perform review our real estate assets to determine whether the estimated remaining future cash flows of the development are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining sales revenue from lot sales based on the contractual lot takedowns remaining or historical/projected home sales/delivery absorptions for homebuilding operations and then comparing that to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its best judgment to project potential cost increases. Management has typically assumed 5 – 10% cost increases on future phases, assuming no bids have been received from subcontractors. When projecting sales revenue, management does not assume improvement in market conditions.

If the estimated cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated cash flows are less than the asset’s carrying value, the asset is deemed impaired and will be written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development activities, construction and delivery timelines, market risk of price erosion, uncertainty of development or construction cost increases, and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities.

When estimating cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Due to uncertainties in the estimation process, the significant volatility in demand for new housing and the long life cycle of many communities, actual results could differ significantly from such estimates.

For the years ended December 31, 2014 and 2013, the Company has not identified any indicators of impairment or changes in circumstances that may indicate that the carrying amount of an asset may be impaired.

Capitalization of Interest
We capitalize interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred that is directly attributable to specific mortgaged undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

For the years ended December 31, 2014, 2013 and 2012 interest incurred, capitalized and expensed was as follows (in thousands):

	2014	2013	2012
Interest capitalized at beginning of year	$1,065	$53	$100
Interest incurred	4,146	1,380	405
Interest charged to cost of sales	(105)	(53)	(101)
Interest charged to interest expense	(1,393)	(315)	(351)
Interest capitalized at end of year	$3,713	$1,065	$53

Earnest Money Deposits
The Company accounts for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, an entity is a variable interest entity (“VIE”) when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.

If an entity is deemed to be a VIE pursuant to ASC 810, an enterprise that has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE, is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise its option, which reduces the Company’s financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. The Company writes off deposits and pre-acquisition costs when it becomes probable that the Company will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. As of December 31, 2014, the Company had land option agreements with potential purchase payments through 2017.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, the Company’s land option agreements are considered variable interests. The Company’s land options agreement deposits along with any related pre-acquisition costs generally represent the Company’s maximum exposure to the land seller if the Company elects not to purchase the optioned property. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE may have been created. However, the Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, the Company performs ongoing reassessments of whether the Company is the primary beneficiary of a VIE. As a result of the foregoing, the Company was not required to consolidate any VIE as of December 31, 2014 and 2013.

Sales with Option to Repurchase
The Company sold land and then entered into land option contracts to repurchase the land from the buyers. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions. For accounting purposes in accordance with ASC 360-20-40-38, Property, Plant, and Equipment, these transactions are considered a financing rather than a sale. As a result, we recorded $7.3 million and $0.0 million at December 31, 2014 and 2013, respectively, to land not owned under option agreements with a corresponding increase to obligations related to land not owned under option agreements on the consolidated balance sheets.

Investment in Direct Financing Leases
The Company has entered into a series of direct finance leases for a portfolio of model homes. The Company leases these model homes to the entity that it acquired the homes from. The lessee has the option to repurchase the model homes at a predetermined price. The lease payments are recorded as interest on direct financing leases income in the consolidated statements of income.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method. The estimated useful lives of assets range from three to ten years.

Notes Receivable
Notes receivable are stated at principal balances, net of deferred fees. Interest is recognized over the term of the note and is calculated on principal amounts outstanding, including accrued interest which is typically added to the principal balances monthly. Origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related notes using a method that approximates the interest method. For acquired notes, if, at acquisition, the Company could not reasonably estimate cash flows from such notes or, if subsequent to acquisition, such cash flows could not be estimated, such notes would be accounted for on a non-accrual basis. For non-accrual notes, interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Some notes have specific profit participation features. Upon payoff of certain notes resulting from closing of real estate projects, the Company may recognize revenue from these special participation features which is included within profit participation on notes receivable within the consolidated statements of income

Allowance for Losses on Notes Receivable
The Company evaluates the need for an allowance for notes receivable losses on a regular basis by reviewing the collectability of the notes in light of historical experience, the nature and volume of the note portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

While borrowers may not have the ability to repay the notes by any means other than the sale of the underlying collateral, the Company believes the borrowers will be able to sell the properties in the normal course of business at prices well in excess of the note balances. In addition, if the borrowers are unable to fulfill their commitments under the note contracts, the Company believes the collateral can be foreclosed and sold at prices that will preclude any losses to the Company.

Customer and Builder Deposits
The Company typically requires customers to submit a deposit for home purchases and for builders to submit a deposit in connection with their construction loan agreements. The deposits serve as a guarantee to performance under home purchase and building contracts. Cash received as customer deposits are shown as restricted cash on the consolidated balance sheets.

Warranties
The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a ten year warranty for qualified and defined structural defects, one year for defects and products used, two years for electrical, mechanical and plumbing systems. The Company accrues between $250 and $800 per home closed for future warranty claims, and evaluates the adequacy of the reserve annually. Warranty accruals are included within accrued expenses on the consolidated balance sheets.

Net Income Attributable to Green Brick Partners, Inc. per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Years End December 31,
	2014	2013	2012
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$50,026	$32,007	$17,194
Weighted-average number of shares outstanding —basic	14,712	11,109	11,109
Basic net income attributable to Green Brick Partners, Inc. per share	$3.40	$2.88	$1.55
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$50,026	$32,007	$17,194
Weighted-average number of shares outstanding —diluted	14,712	11,109	11,109
Diluted net income attributable to Green Brick Partners, Inc. per share	$3.40	$2.88	$1.55

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years End December 31,
	2014	2013	2012
Antidilutive options to purchase common stock	$129	$—	$—

Revenue Recognition
Revenue from sales of residential units, land and lots are not recognized until a sale is deemed to be consummated. Consummation is defined as: a) when the parties are bound by the terms of a contract; b) all net consideration has been exchanged; c) any permanent financing for which the seller is responsible has been arranged; d) continuing investment is adequate to demonstrate a commitment to pay for the home; and e) all conditions precedent to closing have been performed. Generally, consummation does not happen until a sale has closed. When the earnings process is complete and a sale has closed, income is recognized under the full accrual method which allows full recognition of the gain on the sale at the time of closing.

Cost Recognition
Lot acquisition, materials, other direct costs, interest and other indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct and indirect costs of developing residential lots are allocated evenly to all applicable lots. Capitalized costs of residential lots are charged to earnings when the related revenue is recognized. Costs in connection with developed lots and completed homes and other selling and administrative costs are charged to earnings when incurred.

Advertising Expense
The Company expenses advertising as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2014, 2013 and 2012 totaled $0.4 million, $0.5 million and $0.5 million, respectively.

Debt Issuance Costs
Debt issuance costs of $0.4 million and $0.0 million at December 31, 2014 and December 31, 2013, respectively, represent costs incurred related to the Term Loan Facility, as defined in Note 8, and are included as part of other assets on the consolidated balance sheet. $0.2 million of the debt issuance costs incurred during the year ended December 31, 2014 is included in accrued expenses on the consolidated balance sheet at December 31, 2014. These costs are amortized, using an effective interest method, through interest expense over the term of the Term Loan Facility.

Share-Based Compensation
We measure and account for share-based awards in accordance with ASC Topic 718, “Compensation - Stock Compensation”. Share-based compensation expense associated with stock options with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of estimated forfeitures of unvested stock options, over the requisite service period the awards are expected to vest. We estimate the aggregate intrinsic value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

Income Taxes
Until October 27, 2014, JBGL (the accounting acquirer of Green Brick) was not a taxable entity for U.S. federal and state income tax purposes with the exception of Texas. Taxes on its net income were borne by its members through the allocation of taxable income. Upon completion of the reverse recapitalization of Green Brick, JBGL became part of a consolidated taxable entity. The Transaction resulted in the change of JBGL’s tax status that resulted in the recognition of a one-time income tax benefit in the income statement of approximately $26.6 million.

BioFuel had approximately $182.3 million of federal net operating loss carryforwards and approximately $21.6 million of state net operating loss carryforwards as of the Transaction Date. The Company re-assessed the need for a valuation allowance as of the Transaction Date and concluded, on a more-likely-than-not basis, that the deferred income tax assets, except for the state loss carryforwards, would be realized, giving consideration to the historical, current year and projected operating results of Green Brick. As a result of the re-assessment, the Company recorded $63.9 million of net deferred income tax assets at the

Transaction Date, with an offset in additional paid-in-capital. The effect of the re-assessment had no impact on income tax expense.

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of deferred tax assets. A valuation allowance is required to reduce the deferred tax asset when it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis.

As of December 31, 2014, we had deferred tax assets of $89.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to $62.6 million for federal net operating loss carryforwards and $26.1 million for basis in partnerships.The deferred tax assets are primarily related to our federal net operating loss carryforwards and basis in partnerships. The net operating losses were approximately $178.8 million and the basis in partnerships was $70.9 million at December 31, 2014. For accounting purposes, a valuation allowance is required to reduce a deferred tax asset if it is determined that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on the Company’s ability to utilize the loss carryforward. Prior to the Transaction, BioFuel had recorded a valuation allowance against the full value of the deferred tax assets related to federal and state net operating losses due to a history of operating losses. The valuation allowance attributable to deferred tax assets other than the state loss carryforwards recorded by BioFuel prior to the Transaction Date was reversed through equity on the Transaction Date.

The net operating loss carryforwards will begin to expire beginning with the year ending December 31, 2029. The Company’s ability to utilize its net operating loss carryforwards will depend on the amount of taxable income that the Company generates in future periods. Based on our 2014, 2013 and 2012 taxable income results and projections of taxable income, Company management expects that the Company should generate sufficient taxable income to utilize substantially all of the net operating loss carryforwards before they expire. The Company will continue to evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard.

Fair Value Measurements
The Company has adopted and implemented the provisions of FASB ASC 820-10, Fair Value Measurements, with respect to fair value measurements of: (a) all elected financial assets and liabilities; and (b) any nonfinancial assets and liabilities that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis (at least annually). Under FASB ASC 820-10, fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These provisions establish a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of input are defined as follows:

Level 1 —	unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company;

Level 2 —	inputs that are observable in the marketplace other than those classified as Level 1; and

Level 3 —	inputs that are unobservable in the marketplace and significant to the valuation.

Entities are encouraged to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

At December 31, 2014 and 2013 there were no assets or liabilities carried at fair value.

Noncontrolling Interests
We own 50% controlling interests in several builders. The financial statements of these builders are consolidated in our consolidated financial statements. The noncontrolling interests attributable to the 50% minority interests not owned by us are included as part of noncontrolling interests on the consolidated balance sheets.

Segment Information
The Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of two operating segments: Texas and Georgia. In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, geography including product types, production processes, average selling prices, gross profits, suppliers, land acquisition results, and underlying demand and supply.

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The standard requires an entity's management to evaluate at each annual and interim reporting period whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures. The standard is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

3. REVERSE RECAPITALIZATION

The authorized common stock of the Company consists of 100,000,000 shares with a $0.01 par value.

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock. The Transaction was completed on October 27, 2014. Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

After giving effect to the Transaction, there were 31,346,084 shares of our common stock outstanding. Prior to the Transaction, we were a non-operating public shell company with with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets.

For accounting purposes, this transaction is being accounted for as a reverse recapitalization and has been treated as a recapitalization of JBGL, the accounting acquirer. JBGL's financial statements became the financial statements of the registrant The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical financial consolidated statements of the Company are those of JBGL. From the date of the Transaction and subsequent, the consolidated financial statements include the results of the consolidated entities of the Company.

For financial reporting purposes, the 11,108,500 shares issued by BioFuel in conjunction with the Transaction have been presented as outstanding for all periods. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction. The contributions from and distributions to equity holders during the periods presented were contributed from and distributed to equity holders whom were members of JBGL pre-Transaction.

The following table summarizes the net identifiable liabilities of BioFuel retained on the Transaction Date (in thousands):

Cash	$31,916
Deferred tax assets	65,020
Deferred tax assets valuation allowance	(1,161)
Other assets	591
Debt	(150,000)
Other liabilities	(312)
Net liabilities acquired	$(53,946)

BioFuel incurred acquisition costs of approximately $3.2 million included in additional paid-in-capital on our consolidated balance sheets for the year ended December 31, 2014. Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required.

4. INVESTMENT IN DIRECT FINANCING LEASES

Direct financing leases bear interest at rates from 10% to 12%. Some of these include a profit participation which is recognized on the sale of the property under lease which is shown as Interest on direct financing leases income on the consolidated statements of income.

5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and related accumulated depreciation by major classification as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Office furniture and equipment	$196	$150
Computers and equipment	465	339
Model home furnishings	1,114	647
Field trailers	10	10
Design center	470	96
	2,255	1,242
Less: accumulated deprecation	(626)	(377)
Total property and equipment, net	$1,629	$865

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 totaled $0.2 million, $0.3 million, and $0.1 million, respectively.

6. NOTES RECEIVABLE

Notes receivable represents amounts due from third parties involved in development and home building activities. Notes receivables are secured by collateral property and guaranteed by individual third parties. There were no notes receivable due from third parties as of December 31, 2014, as they were paid in full during the year ended December 31, 2014.

Notes receivable as of December 31, 2013 were noted as follows (in thousands):

Borrower	Principal & Interest due at 12/31/2013	Interest Rate		Maturity Date
Rivendell UM, LLC	$5,256	17.9%	(1)	November 23, 2014
Major Road Developers, LLC(2)	2,200	—%	(3)	Various(4)
Other(5)	100	5%		July 10, 2015
Total notes receivable	$7,556

(1)	Interest rate increased from 15% to 17.9% upon renewal on November 23, 2013.

(2)	The owners of the borrower individually guaranteed the completion and associated costs of the homes collateralizing the note.

(3)	The 0% interest rate entitled the Company to first lien over other potential lenders.

(4)	Maturity dates were upon closing of underlying lots collateralizing this note.

(5)	Balance at December 31, 2013 related primarily to Willowcrest

At December 31, 2013, notes receivable were concentrated by geographic area in Colorado, Georgia and Texas.

Location	December 31, 2013
Colorado	70%
Georgia	29%
Texas	1%

7. EARNEST MONEY DEPOSITS

Earnest money deposits act as security for option agreements for the purchase of land for the construction of homes in the future. As of December 31, 2014 and 2013, there were 1,082 and 910 lots under option, respectively, with a total exercise price of approximately $71.6 million and $61.8 million, respectively. The option agreements in place at December 31, 2014 and 2013 provide for potential land purchase payments in each year through 2017.

These lot option contracts do not have takedown schedules. If each option agreement in place at December 31, 2014 was exercised, expected land purchase payments under these agreements would be as follows (in thousands):

Total
2015	$37,383
2016	23,269
2017	10,918
$71,570

8. DEBT

Term Loan Facility
Term loan facility outstanding at December 31, 2014 and 2013 consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Term Loan Facility	$150,000	$—

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The Loan Agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain subsidiaries of the Company guarantee obligations under the Term Loan Facility pursuant to the guaranty.

The Term Loan Facility bears interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. The Company has a one-time right to elect to pay up to four consecutive quarters’ interest in kind. The Term Loan Facility is subject to mandatory prepayment with 100% of the net cash proceeds received from the incurrence of certain debt by the Company or the issuance of certain equity securities. Voluntary prepayments of the Term Loan Facility is permitted at any time. All prepayments made prior to October 27, 2016 are subject to a 1.0% prepayment premium.

The Term Loan Facility is secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of the Company’s subsidiaries.

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

The Term Loan Facility is subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and, accounting and financial management.

The Term Loan Facility is also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and, entering into hedging arrangements.

In addition, the Term Loan Facility requires the Company to maintain a fixed charge coverage ratio, tested quarterly, of no more than (a) 0.80 to 1.00 as of the last day of any fiscal quarter in which all or a portion of the interest on the facility for such fiscal quarter is paid-in kind for the previous four quarter period ending prior to such date or (b) 1.00 to 1.20 as of the last day of any other fiscal quarter for the previous four quarter period ending prior to such date.

We were in compliance with all covenants of the Term Loan Facility at December 31, 2014.

Lines of Credit
Lines of credit outstanding at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Promissory note to Inwood National Bank (“Inwood”):
Direct finance leases A(1)	$662	$2,439
Direct finance leases B(2)	899	2,269
John’s Creek(3)	12,500	12,500
Total lines of credit	$14,061	$17,208

(1)
During 2012, a subsidiary of JBGL opened a line of credit (“LOC”) issued by Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing interest at 4.0%, and collateralized by the leased assets. The LOC was renewed during 2014 until April 13, 2015. Management plans to renew the LOC prior to the maturity date.

(2)
During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing interest at 4.0%, and collateralized by the leased assets. The LOC was renewed until April 13, 2015.

(3)
During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0%. Amounts drawn under this credit facility as of December 31, 2014 totaled $12.5 million and were secured by land owned in John’s Creek, Georgia. The credit facility was renewed until October 13, 2015.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of December 31, 2014.

Notes Payable
Notes payable outstanding at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
PlainsCapital Bank(2)	—	7,500
Bossy Boots Holding, LTD(3)	—	5,655
Lakeside DFW Land, LTD(4)	1,824	2,980
Other	—	39
Subordinated Lot Notes(5)	1,327	1,421
Total notes payable	$12,151	$26,595

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% collateralized by land purchased in Allen, Texas. Accrued interest at December 31, 2014 was $0.

(2)
On December 17, 2013, a subsidiary of JBGL initiated a promissory note with PlainsCapital Bank for $7.5 million maturing on December 17, 2015, bearing interest at 5.0%, collateralized by a lien on lots and land located in the Carrollton, Texas area and subject to certain covenants. This promissory was paid in full during in September 2014.

(3)
On December 31, 2012, a subsidiary of JBGL signed a promissory note for $17.1 million maturing on February 28, 2014, bearing interest at 6.0%, collateralized by a tract of land located in Allen, Texas. Accrued interest is payable upon maturity. This note was paid in full during 2014.

(4)
On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014 bearing interest at 6.0% collateralized by land located in Denton, Texas. This note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014.

(5)
Subsidiaries of the Company purchased lots under various agreements from unrelated third parties. The sellers of these lots have subordinated a percentage of the lot purchase price to various construction loans of subsidiaries of the Company’s construction loans. Notes were signed in relation to the subordination bearing interest at between 8.0% and 14.0% percent, collateralized by liens on the homes built on each lot. The sellers will release their lien upon payment of principle plus accrued interest at the closing of each individual home to a third party buyer

The approximate annual minimum principal payments over the next five years under the debt agreements as of December 31, 2014 are (in thousands):

	Line of Credit	Notes Payable	Term Loan Facility	Total
2015	$14,061	$2,473	$—	$16,534
2016	—	678	—	678
2017	—	9,000	—	9,000
2018	—	—	—	—
2019 and thereafter	—	—	150,000	150,000
	$14,061	$12,151	$150,000	$176,212

9. SHARE-BASED COMPENSATION

2014 Omnibus Equity Incentive Plan (the “2014 Equity Plan”)
On October 17, 2014, the Company’s stockholders approved the Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan (the “2014 Equity Plan”). The Board of Directors of the Company had previously approved the 2014 Equity Plan on July 8, 2014, subject to stockholder approval. The 2014 Equity Plan became effective upon the completion of the Transaction on October 27, 2014. The purpose of the 2014 Equity Plan is to provide a means for the Company to attract and retain key personnel and to provide a means whereby current and prospective directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The 2014 Equity Plan will terminate automatically on the tenth anniversary of the date it becomes effective. No awards will be granted under the 2014 Equity Plan after that date, but awards granted prior to that date may extend beyond that date.

Under the 2014 Equity Plan, awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, other share-based awards and performance compensation awards may be granted. The maximum number of shares of the Company’s common stock that is authorized and reserved for issuance under the 2014 Equity Plan is 2,350,956 shares, subject to adjustment for certain corporate events or changes in the Company’s capital structure.

In general, the Company’s employees or those reasonably expected to become the Company's employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. After the consummation of the Transaction and the effectiveness of the 2014 Equity Plan, the Company has four executive officers, six non-employee directors and approximately 150 other employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. A written agreement between the Company and each participant will evidence the terms of each award granted under the 2014 Equity Plan.

The shares that may be issued pursuant to awards are shares of the Company’s common stock and the maximum aggregate amount of common stock which may be issued upon exercise of all awards under the 2014 Equity Plan, including incentive stock options, may not exceed 2,350,956 shares, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2,000,000. No awards were issued under the 2014 Equity Plan as of December 31, 2014.

Stock Options
In connection with the Transaction, the Company entered into a stock option agreement with our Chief Executive Officer, James R. Brickman, pursuant to which Mr. Brickman received a one-time award of stock options to purchase 500,000 shares of common stock. The stock option has a per share exercise price equal to approximately $7.49, which is based on the weighted average price of the Company’s common stock for the five trading days immediately prior to the date of grant, October 27, 2014. Subject to Mr. Brickman’s continued employment, the stock option will vest and become exercisable in five substantially equal installments on each of the first five anniversaries of the date of grant. In the event that Mr. Brickman’s employment is terminated by the Company without cause, any unvested portion of the stock option will vest and become exercisable as of the date of such termination. These stock options were not granted under the 2014 Equity Plan.

Except as otherwise directed by the Compensation Committee, the exercise price for stock options cannot be less than the fair market value of our common stock on the grant date. The options generally vest and become exercisable in five substantially equal installments on each of the first five anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the five year service period. There were no stock options issued during the years ended December 31, 2013 and December 31, 2012.

The following table summarizes the share-based compensation expense incurred by the Company (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options	$(40)	$—	$—

At December 31, 2014, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $1.4 million which is expected to be recognized over a weighted-average period of 4.8 years.

A summary of stock option activity as of December 31, 2014, and the changes during the year ended December 31, 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	—	$—
Granted	500	7.49
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2014	500	$7.49	9.82	$357
Options exercisable, December 31, 2014	—	$—	—	$—

A summary of our unvested stock options as of December 31, 2014, and the changes during the year ended December 31, 2014 is as follows (shares in thousands):

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, January 1, 2014	—	$—
Granted	500	$2.88
Vested	—	$—
Forfeited	—	$—
Unvested, December 31, 2014	500	$2.88

Valuation of Share-Based Awards
We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2014	1.94%	6.5	37.2%	—%	$2.88

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. Because we do not have any history of stock option exercises, we calculated the expected award term using the simplified method. We determined the expected volatility based on a combination of implied market volatilities and other factors. We have not paid any dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In addition to the variables above, we are also required to estimate at the grant date the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the forfeiture rate based on historical activity of the grantees, including the groups in which the grantees are part of, such as directors, executives and employees. We utilized a forfeiture rate of 0% during the year ended December 31, 2014.

10. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers employees at one of our subsidiaries, The Providence Group LLC (TPG). Each year, we may make discretionary matching contributions equal to a percentage of the employees' contributions. The Company did not contribute any matching contributions to the 401(k) plan during the years ended December 31, 2014, 2013 and 2012.

11. RELATED PARTY TRANSACTIONS

During 2014, 2013 and 2012, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. During 2014, 2013 and 2012, the Company paid rent of $13,913, $28,137, and $18,000, respectively under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During 2014, 2013 and 2012, the Company incurred $1.3 million, $1.0 million, and $0.6 million, respectively of expenses from this arrangement which are included as management fees in the consolidated statements of income.

The Company received interest income from companies that are affiliates of the Company in connection with construction loans. Interest income received during 2014, 2013 and 2012, totaled $0.0 million, $0.7 million, and $0.9 million, respectively and are included in interest and fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into a loan agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The loan agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain subsidiaries of the Company guarantee obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bears interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. The total Term Loan Facility, including accrued interest, payable at December 31, 2014 was approximately $152.4 million. During the year ended December 31, 2014, the Company incurred and capitalized interest costs of $2.4 million under the Term Loan Facility.

12. INCOME TAXES

Provision for Income Taxes
The components of income before income taxes attributable to our operations are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	485	327	231
Total current	485	327	231
Deferred
Federal	(23,308)	—	—
State	(2,030)	—	—
Total deferred	(25,338)	—	—
Total income tax (benefit) provision	$(24,853)	$327	$231

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accrued bonuses	$315	$—
Accrued severance pay	11	—
Stock-based compensation	14	—
Federal net operating loss carryover	62,575	—
State net operating loss carryover	1,161	—
Basis in partnerships	26,123	—
Warranty accrual	161	—
Historical BioFuel capitalized start-up costs	24	—
Historical BioFuel - other	16	—
	90,400	—
Valuation allowance	(1,161)	—
Deferred tax assets, net	89,239	—

Deferred tax liabilities:
Prepaid insurance	(11)	—
Noncontrolling interests impact of M-1s	(31)	—
Deferred tax liabilities, net	(42)	—

The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management considers all available positive and negative evidence and available income tax planning to determine whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized in future periods. This assessment requires significant judgment and estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain assets and limitations surrounding the realization of deferred tax assets.

The Company files a federal corporate income tax return. The operations of JBGL subsequent to the Transaction Date will be included in the Company’s federal income tax filing.

As of December 31, 2014, the federal net operating loss carryforward was approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. The U.S. federal statute of limitations remains open for our 2011 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2008 and forward, income tax returns going back to the 2008 year are subject to adjustment. The Colorado and Minnesota statute of limitations remains open for our 2010 and subsequent tax years. The Nebraska statute of limitations remains open for our 2011 and subsequent tax years. Additionally, JBGL's partnerships filed returns in Texas and Georgia. The Georgia statute of limitations remains open for the 2011 and subsequent tax years. Any Georgia adjustments relating to returns filed by the partnerships would be borne by the partners. The Texas statute of limitations remains open for the 2010 and subsequent tax years.

The Company is not presently under examination by the Internal Revenue Service, nor has it been contacted.

The Company has no uncertain income tax positions at December 31, 2014.

Effective Tax rate Reconciliation
A reconciliation between our effective tax rate on income before income tax (benefit) provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax on pre-tax book income (before reduction for noncontrolling interests)	$12,673	$—	$—
Pre-Transaction earnings taxed to partners	(10,634)	—	—
Tax effect of non-controlled earnings post Transaction	(644)	—	—
Change in partnership tax status	(25,244)	—	—
Change in partnership tax status - state benefit	(1,320)	—	—
State tax expense, net	315	327	231
Perm items - other	1	—	—
Total tax expense	$(24,853)	$327	$231
	(68.6)%	0.7%	1.1%

Net Operating Losses and Valuation Allowances
As of December 31, 2014, we have $178.8 million of federal net operating loss carryforwards that will expire beginning with the year ending in December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our 2014, 2013 and 2012 taxable income results and projections of taxable income, management expects that the Company will generate sufficient taxable income to utilize substantially all of the federal net operating loss carryforwards before they expire. We also have approximately $21.6 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a $21.6 million valuation allowance is recorded against the state loss carryforwards in full. The assessment of the need for a valuation allowance considered all available positive and negative information and available tax planning.

Prior to the Transaction Date, JBGL was not a taxable entity for U.S. federal income tax purposes. Taxes on its net income were borne by its members through the allocation of taxable income. Upon completion of the reverse recapitalization of Green Brick, JBGL became part of a consolidated taxable entity. The Transaction resulted in the change of JBGL’s tax status that resulted in the recognition of a one-time income tax benefit in the income statement of approximately $26.6 million.

BioFuel had approximately $182.3 million of federal net operating loss carryforwards and approximately $21.6 million of state net operating loss carryforwards as of the Transaction Date. The Company re-assessed the need for a valuation allowance as of the Transaction Date and concluded, on a more-likely-than-not basis, that the deferred income tax assets, except for the state loss carryforwards, would be realized, giving consideration to the historical, current year and projected operating results of JBGL. As a result of the re-assessment, the Company recorded $63.9 million of net deferred income tax assets at the Transaction Date, with an offset in additional paid-in-capital. The effect of the re-assessment had no impact on income tax expense.

The rollforward of valuation allowances is as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013
Valuation allowance at beginning of the year	$—	$—
BioFuel valuation allowance at the Transaction Date	65,020	—
Release of valuation allowance at Transaction Date	(63,859)	—
Valuation allowance at end of the year	$1,161	$—

(1)Amount was released through additional paid-in capital at the Transaction Date.

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, notes payable, and Term Loan Facility. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at December 31, 2014 and 2013. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

The fair value of our Term Loan Facility approximates its carrying value of $150.0 million at December 31, 2014. The fair value is based upon a discounted future cash flow model, which uses level 3 inputs.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the years ended December 31, 2014 and 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

14. COMMITMENTS AND CONTINGENCIES

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, for 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Beginning balance	$328	$58	$3
Additions	388	290	57
Charges	(256)	(20)	(2)
Ending balance	$460	$328	$58

Commitments
The Company had a month to month lease with a related party (See Note 11). The Company also has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases totaled $0.5 million, $0.2 million, and $0.1 million in 2014, 2013 and 2012, respectively and are included in the selling, general and administrative expense in the consolidated statements of income.

The approximate annual minimum lease payments over the next five years under the operating lease as of December 31, 2014 are (in thousands):

2015	$583
2016	572
2017	578
2018	591
2019 and thereafter	1,217
$3,541

Legal Matters
Lawsuits, claims and proceedings may be instituted or asserted against us in the normal course of business. The Company is also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, the Company may be subject to periodic examinations or inquiry by agencies administering these laws and regulations.

The Company records a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. The Company accrues for these matters based on facts and circumstances specific to each matter and revises these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2014 and 2013, the Company did not have any accruals for asserted or unasserted matters.

15. SEGMENT INFORMATION

Financial information relating to Company’s reportable segments was as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Years End December 31,
(in thousands)	2014	2013	2012
Revenues:
Builder Operations
Texas	$83,958	$52,764	$11,659
Georgia	116,692	115,827	38,446
Land Development	45,452	33,735	22,927
	$246,102	$202,326	$73,032
Gross profit:
Builder Operations
Texas	$20,109	$15,055	$2,325
Georgia	31,176	30,920	8,138
Land Development	11,370	12,222	7,671
	$62,655	$58,197	$18,134

	2014	2013
Inventory:
Builder Operations
Texas	$44,771	$25,494
Georgia	129,361	99,239
Land Development	100,171	104,044
	$274,303	$228,777

16. SUBSEQUENT EVENT

No events have occurred subsequent to December 31, 2014, that have required recognition or disclosure in the Company's financial statements.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly results of operations for the years ended December 31, 2014 and December 31, 2013 are as follows (in thousands, except per share amounts):

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,009	$65,843	$49,676	$67,574
Gross profits	15,848	16,483	15,024	15,300
Net income attributable to Green Brick Partners, Inc.	7,349	7,410	3,694	31,573
Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.66	$0.67	$0.33	$1.24
Diluted	$0.66	$0.67	$0.33	$1.24
Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$32,760	$46,711	$67,156	$55,699
Gross profits	9,122	12,368	20,847	15,860
Net income attributable to Green Brick Partners, Inc.	6,031	7,615	9,513	8,848
Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.54	$0.69	$0.86	$0.79
Diluted	$0.54	$0.69	$0.86	$0.79

(a)(3) Exhibits

EXHIBITS INDEX

Number	Description
2.1#
Transaction Agreement, dated as of June 10, 2014, by and among BioFuel Energy Corp., JBGL Capital L.P., JBGL Exchange (Offshore), LLC, JBGL Willow Crest (Offshore), LLC, JBGL Hawthorne (Offshore), LLC, JBGL Inwood (Offshore), LLC, JBGL Chateau (Offshore), LLC, JBGL Castle Pines (Offshore), LLC, JBGL Lakeside (Offshore), LLC, JBGL Mustang (Offshore), LLC, JBGL Kittyhawk (Offshore), LLC, JBGL Builder Finance (Offshore), LLC, Greenlight Onshore Investments, LLC, JBGL Exchange, LLC, JBGL Willow Crest, LLC, JBGL Hawthorne, LLC, JBGL Inwood, LLC, JBGL Chateau, LLC, JBGL Castle Pines, LP, JBGL Castle Pines Management, LLC, JBGL Lakeside, LLC, JBGL Mustang, LLC, JBGL Kittyhawk, LLC, JBGL Builder Finance LLC and Brickman Member Joint Venture (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 13, 2014).

3.1	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2014).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp, dated as of March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed October 31, 2014).
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

4.4	Form of Rights Certificate (incorporated by reference to Exhibit 3.1.3 to the Company’s Registration Statement Amendment No. 1 on Form S-1 (File No. 333-197446) filed on August 21, 2014).
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

10.4
Registration Rights Agreement, dated as October 27, 2014, by and among the Company and JBGL Exchange (Offshore), LLC, JBGL Willow Crest (Offshore), LLC, JBGL Hawthorne (Offshore), LLC, JBGL Inwood (Offshore), LLC, JBGL Chateau (Offshore), LLC, JBGL Castle Pines (Offshore), LLC, JBGL Lakeside (Offshore), LLC, JBGL Mustang (Offshore), LLC, JBGL Kittyhawk (Offshore), LLC, JBGL Builder Finance (Offshore), LLC, Greenlight Capital Qualified, LP, Greenlight Capital, LP, Greenlight Capital Offshore Partners, Greenlight Reinsurance, Ltd., Greenlight Capital (Gold), LP, Greenlight Capital Offshore Master (Gold), Ltd., Scott L. Roberts, L. Loraine Brickman Revocable Trust, Roger E. Brickman GST Marital Trust, James R. Brickman, Blake Brickman, Jennifer Brickman Roberts, Trevor Brickman and Natalie Brickman, (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 31, 2014).

10.5
Backstop Registration Rights Agreement, dated as October 27, 2014, between the Company and Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P. and Third Point Reinsurance Company Ltd., (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 31, 2014).

10.6
Commitment Letter, dated as of June 10, 2014, between BioFuel Energy Corp. and Greenlight Capital, Inc., on behalf of its affiliated funds and managed accounts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2014).

10.7
Loan Agreement, dated as of October 27, 2014, by and among the Company, the lenders from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed October 31, 2014).

Number	Description
10.8
Guaranty, dated as of October 27, 2014, by and among, the Company, certain subsidiaries of the Company from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed October 31, 2014).

10.9
Pledge and Security Agreement, dated as of October 27, 2014, by and among the Company, certain subsidiaries of the Company from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed October 31, 2014).

10.10
Amended and Restated Limited Liability Company Operating Agreement of The Providence Group of Georgia, L.L.C., dated as of July 1, 2011 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.11
Amended and Restated Company Agreement of CB JENI Homes DFW LLC, dated as April 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.12
Company Agreement of Southgate Homes DFW LLC, dated as of January 29, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.13
Amended and Restated Limited Liability Company Operating Agreement of JBGL A&A, LLC, dated November 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.14*	Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan
10.15	Employment Agreement, dated as of October 27, 2014, between the Company and James R. Brickman, (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed October 31, 2014).
10.16
Green Brick Partners, Inc. Stock Option Agreement, dated as of October 27, 2014, between the Company and James R. Brickman, (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed October 31, 2014).

10.17	Employment Agreement, dated as of October 27, 2014, between the Company and John Jason Corley, (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed October 31, 2014).
10.18	Employment Agreement, dated as of January 15, 2015, between the Company and Richard A. Costello, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2015).
10.19	Employment Agreement, dated as of October 27, 2014, between the Company and Jed Dolson, (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed October 31, 2014).
10.20
Promissory Note, dated as of October 13, 2011, by JBGL Builder Finance LLC for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014) .

10.21
Promissory Note, dated October 13, 2012, by JBGL Builder Finance LLC for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.22
Second Renewal, Extension and Modification of Promissory Note and Second Amendment to Business Loan Agreement, dated as of October 13, 2013, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.23
Commercial Security Agreement, dated as of October 13, 2011, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.24
Commercial Security Agreement, dated as of October 13, 2012 by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.25
Business Loan Agreement (Asset Based), dated as of October 13, 2011, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.26
Business Loan Agreement, dated as of October 13, 2012, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.27
Cross-Pledge Agreement, dated as of October 11, 2013, between Inwood National Bank, JBGL Builder Finance LLC and JBGL Model Fund 1, LLC (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

Number	Description
10.28
Loan Agreement, dated as of December 13, 2013, between PlainsCapital Bank and JBGL Capital, LP (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.29
Promissory Note, dated as of December 13, 2013, by JBGL Capital, LP for the benefit of PlainsCapital Bank (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.30
Guaranty Agreement, dated as of December 13, 2013, by JBGL Castle Pines, LP, JBGL Chateau, LLC, JBGL Exchange LLC, JBGL Hawthorne, LLC, JBGL Inwood LLC, JBGL Kittyhawk, LLC, JBGL Mustang LLC and JBGL Willow Crest LLC, for the benefit of PlainsCapital Bank (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm to the Company
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-K

#	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015.

Green Brick Partners, Inc.

/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2015
James R. Brickman

/s/ John Jason Corley	Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)	March 30, 2015
John Jason Corley

/s/ Elizabeth K. Blake	Director	March 30, 2015
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 30, 2015
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 30, 2015
David Einhorn

/s/ John R. Farris	Director	March 30, 2015
John R. Farris

/s/ Kathleen Olsen	Director	March 30, 2015
Kathleen Olsen

/s/ Richard Press	Director	March 30, 2015
Richard Press