Form 10-Q
period 2015-03-31
Green Brick Partners, Inc.
filed 2015-05-13
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

 The number of shares of the Registrant's common stock outstanding as of May 8, 2015 was 31,368,992.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$17,068	$21,267
Restricted cash	2,189	1,709
Accounts receivable	925	749
Inventory	289,259	274,303
Investment in direct financing leases	—	2,768
Property and equipment, net	1,776	1,629
Earnest money deposits	8,535	6,676
Deferred income tax assets, net	87,196	89,197
Other assets	2,075	2,027
Total assets	$409,023	$400,325
Liabilities and stockholders' equity
Accounts payable	$11,329	$13,551
Accrued expenses	12,383	11,299
Customer and builder deposits	10,007	9,752
Obligations related to land not owned under option agreements	7,441	7,914
Borrowings on lines of credit	19,500	14,061
Notes payable	10,750	12,151
Term loan facility	150,000	150,000
Total liabilities	221,410	218,728
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 31,346,084 issued and outstanding	313	313
Additional paid-in capital	101,709	101,626
Retained earnings	73,937	69,919
Total Green Brick Partners, Inc. stockholders’ equity	175,959	171,858
Noncontrolling interests	11,654	9,739
Total stockholders’ equity	187,613	181,597
Total liabilities and stockholders’ equity	$409,023	$400,325

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Sale of residential units	$49,661	$49,636
Cost of residential units	(35,814)	(37,392)
Gross profit on sale of residential units	13,847	12,244
Sale of land and lots	$8,791	$13,373
Cost of land and lots	(6,278)	(9,768)
Gross profit on sale of land and lots	2,513	3,605
Salary expense	(4,862)	(3,155)
Management fees expense – related party	—	(380)
Selling, general and administrative expense	(2,939)	(2,281)
Interest expense	(281)	(199)
Depreciation and amortization expense	(227)	(108)
Interest and fees income	—	150
Interest on direct financing leases income	13	225
Other income, net	331	53
	(7,965)	(5,695)
Net income before taxes	8,395	10,154
Income tax provision	2,207	338
Net income	6,188	9,816
Less: net income attributable to noncontrolling interests	2,170	2,467
Net income attributable to Green Brick Partners, Inc.	$4,018	$7,349

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.66
Diluted	$0.13	$0.66
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	31,346	11,109
Diluted	31,346	11,109

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,188	$9,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	227	108
Share-based compensation	83	—
Deferred income taxes, net	2,001	—
Changes in operating assets and liabilities
Increase in restricted cash	(480)	(245)
Increase in accounts receivable	(177)	(738)
Increase in inventory	(15,429)	(4,432)
Increase in earnest money deposits	(1,858)	(2,091)
Increase in other assets	(61)	(120)
Decrease in accounts payable	(2,222)	(1,001)
Increase in accrued expenses	1,084	1,055
Increase in customer and builder deposits	255	481
Net cash (used in) provided by operating activities	(10,389)	2,833
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	2,768	951
Issuance of notes receivable	—	(1,757)
Repayments of notes receivable	—	1,605
Acquisition of property and equipment	(361)	(256)
Net cash provided by investing activities	2,407	543
Cash flows from financing activities
Borrowings from lines of credit	7,000	4,000
Proceeds from notes payable	1,009	690
Repayments of lines of credit	(1,561)	(536)
Repayments of notes payable	(2,410)	(9,366)
Contributions from noncontrolling interests	45	—
Distributions to controlling interests	—	(877)
Distributions to noncontrolling interests	(300)	(1,157)
Net cash provided by (used in) financing activities	3,783	(7,246)
Net decrease in cash and cash equivalents	(4,199)	(3,870)
Cash and cash equivalents at beginning of period	21,267	16,683
Cash and cash equivalents at end of period	$17,068	$12,813
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$453	$261
Cash paid for taxes	$273	$154
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$473	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry. The Company is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Company is engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales of various residential projects in master planned communities, primarily in the high-growth metropolitan areas of Dallas, Texas and Atlanta, Georgia.

The consolidated financial statements set forth in this Quarterly Report on Form 10-Q consist of JBGL and BioFuel Energy, LLC. The consolidated financial statements for all periods prior to the reverse recapitalization are the historical financial statements of JBGL, and have been retroactively restated to give effect to the Transaction.

Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Our operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed to defer the effective date of the standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date, and the standard would be effective for the Company beginning January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. The standard is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

2. NET INCOME ATTRIBUTABLE TO GREEN BRICK PARTNERS, INC. PER SHARE

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$4,018	$7,349
Weighted-average number of shares outstanding —basic	31,346	11,109
Basic net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.66
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$4,018	$7,349
Weighted-average number of shares outstanding —diluted	31,346	11,109
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.66

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2015	2014
Antidilutive options to purchase common stock	158	—

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

After giving effect to the Transaction, there were 31,346,084 shares of our common stock outstanding. Prior to the Transaction, we were a non-operating public shell company with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets.

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

For financial reporting purposes, the 11,108,500 shares issued by BioFuel in conjunction with the Transaction have been presented as outstanding for all periods prior to the Transaction. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction. The contributions from and distributions to equity holders during the historical periods presented were contributed from and distributed to equity holders whom were members of JBGL pre-Transaction.

The following table summarizes the net identifiable liabilities of BioFuel retained on the Transaction Date (in thousands):

Cash	$31,916
Deferred tax assets	65,020
Deferred tax assets valuation allowance	(1,161)
Other assets	591
Debt	(150,000)
Other liabilities	(312)
Net liabilities acquired	$(53,946)

BioFuel incurred acquisition costs of approximately $3.2 million included in additional paid-in-capital on our consolidated balance sheets for the year ended December 31, 2014. Since the transaction was considered a reverse recapitalization, the presentation of pro-forma financial information was not required.

4. INVENTORY

Inventory consists primarily of land in the process of development, undeveloped land, developed lots, completed homes, and raw land scheduled for development, primarily in Texas and Georgia. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are recoverable at the sale of the property.

A summary of inventory is as follows (in thousands):

	March 31, 2015	December 31, 2014
Completed home inventory and residential lots held for sale	$55,585	$47,048
Work in process	210,647	203,756
Undeveloped land	16,220	16,220
Land not owned under option agreements	6,807	7,279
Total Inventory	$289,259	$274,303

We capitalize interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest capitalized at beginning of period	$3,713	$1,065
Interest incurred	3,800	304
Interest charged to cost of sales	(14)	(105)
Interest charged to interest expense	(281)	(199)
Interest capitalized at end of period	$7,218	$1,065

5. DEBT

Term Loan Facility
Term loan facility outstanding consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Term Loan Facility	$150,000	$150,000

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

The Term Loan Facility is subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and accounting and financial management.

The Term Loan Facility is also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and entering into hedging arrangements.

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

We were in compliance with all covenants of the Term Loan Facility at March 31, 2015.

Lines of Credit
Lines of credit outstanding at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Promissory note to Inwood National Bank (“Inwood”):
Direct finance leases A(1)	$—	$662
Direct finance leases B(2)	—	899
John’s Creek(3)	19,500	12,500
Total lines of credit	$19,500	$14,061

(1)
During 2012, a subsidiary of JBGL opened a line of credit (“LOC”) issued by Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing a minimum interest rate of 4.0%, which was in effect during the three months ended March 31, 2015, and collateralized by the leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

(2)
During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing a minimum interest rate of 4.0%, which was in effect during the three months ended March 31, 2015, and collateralized by the leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

(3)
During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0%. Amounts drawn under this credit facility as of March 31, 2015 totaled $19.5 million and were secured by land owned in John’s Creek, Georgia. The credit facility was renewed until October 13, 2015.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of March 31, 2015.

Notes Payable
Notes payable outstanding at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lakeside DFW Land, LTD(2)	—	1,824
Subordinated Lot Notes(3)	1,750	1,327
Total notes payable	$10,750	$12,151

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% per annum collateralized by land purchased in Allen, Texas. Accrued interest at March 31, 2015 was $0.

(2)
On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014 bearing interest at 6.0% per annum collateralized by land located in Denton, Texas. This note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014. This note was paid in full during the three months ended March 31, 2015.

(3)
Subsidiaries of the Company purchased lots under various agreements from unrelated third parties. The sellers of these lots have subordinated a percentage of the lot purchase price to various construction loans of subsidiaries of the Company’s construction loans. Notes were signed in relation to the subordination bearing interest at between 8.0% and 14.0%, collateralized by liens on the homes built on each lot. The sellers will release their lien upon payment of principle plus accrued interest at the closing of each individual home to a third party buyer.

6. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	(877)	(877)	(1,157)	(2,034)
Net income	—	—	—	7,349	7,349	2,467	9,816
Balance at March 31, 2014	11,108,500	$111	$155,985	$39,486	$195,582	$11,019	$206,601

Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	83	—	83	—	83
Contributions	—	—	—	—	—	45	45
Distributions	—	—	—	—	—	(300)	(300)
Net income	—	—	—	4,018	4,018	2,170	6,188
Balance at March 31, 2015	31,346,084	$313	$101,709	$73,937	$175,959	$11,654	$187,613

7. SHARE-BASED COMPENSATION

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

Share-Based Award Activity
A summary of stock option activity as of March 31, 2015, and the changes during the three months ended March 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2014	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2015	500	$7.49	9.63	$397
Options exercisable, March 31, 2015	—	$—	—	$—

A summary of our unvested stock options as of March 31, 2015, and the changes during the three months ended March 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2014	500	$2.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2015	500	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the three months ended March 31, 2015 and March 31, 2014.

8. INCOME TAXES

We recorded an income tax provision of $2.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 26.3%, compared to 3.3% for the three months ended March 31, 2014. The effective tax rate for the months ended March 31, 2015 is driven by the statutory tax rate and a benefit related to non-controlled earnings. The effective tax rate for the months ended March 31, 2014 is driven by state income taxes.

In accordance with ASC Topic 740, “Income Taxes” (“ASC 740”), the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management considers all available positive and negative evidence and available income tax planning to determine whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized in future periods. This assessment requires significant judgment and estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain assets and limitations surrounding the realization of deferred tax assets.

As of March 31, 2015, we had deferred tax assets of $87.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. Our deferred tax asset valuation allowance remained unchanged during the three months ended March 31, 2015 from December 31, 2014.

As of December 31, 2014, we had $178.8 million of federal net operating loss carryforwards that will expire beginning with the year ending in December 31, 2029. We also have approximately $21.6 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a valuation allowance in the amount of $21.6 million is recorded against the state loss carryforwards in full.

At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefit. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

9. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. The Company terminated this lease during the fourth quarter of 2014. During the three months ended March 31, 2015 and 2014, the Company paid rent of $0 and $8,149, respectively under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During the three months ended March 31, 2015 and 2014, the Company incurred $0.0 million and $0.4 million, respectively, of expenses from this arrangement which are included as management fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The Loan Agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction. Certain subsidiaries of the Company guarantee obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bears interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. The total Term Loan Facility, including accrued interest, payable at March 31, 2015 was approximately $153.4 million. During the three months ended March 31, 2015, the Company incurred and capitalized interest costs of $3.4 million under the Term Loan Facility.

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the three months ended March 31, 2015. The noncontroling interest attributable to Centre Living was $0.2 million as of March 31, 2015.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, notes payable, and the Term Loan Facility. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at March 31, 2015 and December 31, 2014. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

The fair value of our Term Loan Facility approximates its carrying value of $150.0 million at March 31, 2015. The fair value is based upon a discounted future cash flow model, which uses level 3 inputs.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11. COMMITMENTS AND CONTINGENCIES

Warranties
The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a ten year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, mechanical and plumbing systems. The Company accrues between $250 and $800 per home closed for future warranty claims, and evaluates the adequacy of the reserve annually. Warranty accruals are included within accrued expenses in the consolidated balance sheets.

Commitments
The Company has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases are included in the selling, general and administrative expense in the consolidated statements of income.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. The Company has no litigation outstanding as of March 31, 2015. At March 31, 2015 and 2014, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to Company’s reportable segments was as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Builder Operations
Texas	$29,088	$18,099
Georgia	20,573	31,537
Land Development	8,791	13,373
	$58,452	$63,009
Gross profit:
Builder Operations
Texas	$7,871	$5,023
Georgia	5,976	7,221
Land Development	2,513	3,605
	$16,360	$15,849

	March 31, 2015	December 31, 2014
Inventory:
Builder Operations
Texas	$54,282	$44,771
Georgia	138,275	129,361
Land Development	96,702	100,171
	$289,259	$274,303

13. SUBSEQUENT EVENT

No events have occurred subsequent to March 31, 2015, that have required recognition or disclosure in the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies or objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, any statements concerning the industry in which the Company now operates, or will in the future operate, or potential acquisitions, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “outlook,” “strategy,” “positioned,” “intends,” “plans,” “believes,” “projects,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. In addition, even if results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in industries particularly sensitive to market conditions such as homebuilding and builder finance.

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014

Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Except as required by law, we disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement and therefore disclaim any resulting liability for potentially related damages. To the extent that any facts or events arising after the date of this Quarterly Report on Form 10-Q, individually or in the aggregate, represent a fundamental change in the information presented in this Quarterly Report on Form 10-Q, this Quarterly Report on Form 10-Q will be updated to the extent required by law to contain all material information.

All forward-looking statements attributable to us or to persons acting on our behalf, including any such forward-looking statements made subsequent to the publication of this Quarterly Report on Form 10-Q, are expressly qualified in their entirety by this cautionary statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in or implied by any of the forward-looking statements as a result of various factors, including those listed elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” above and “Risk Factors” below.

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

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry. The financial statements set forth in this Quarterly Report on Form 10-Q for all periods prior to the reverse recapitalization are the historical financial statements of JBGL and have been retroactively restated to give effect to the Transaction.

Overview of the Business
We are a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales of various residential projects in master planned communities primarily in the high growth metropolitan areas of Dallas, Texas (“Dallas”) and Atlanta, Georgia (“Atlanta”). Capital was formed in 2008 and Builder Finance was formed in 2010.

We currently own or control approximately 3,900 home sites in prime locations in the Dallas and Atlanta markets. We consider prime locations to be supply constrained lots with high housing demand and where much of the surrounding property has already been developed. Management believes that we are a leading land developer in our markets. We develop lots for both public builders and large private builders. We also own 50% controlling interests in several builders and provide construction financing for approximately 1,000 homes annually.

We are an active, value-added real estate investor and developer. We formed and purchased 50% of The Providence Group LLC (“TPG”) in 2011 and formed and purchased 50% of CB JENI Homes of DFW LLC (“CB JENI”) in 2012. In 2013, we formed and purchased 50% of Southgate Homes (“Southgate”) and in 2012 we formed Centre Living Homes, LLC (“Centre Living”), which we now own a 50% interest in. We have voting control over these builders. TPG focuses on the construction and sale of single family homes and townhomes in the Atlanta market and CB JENI does the same in the Dallas market. Southgate is focused on the development of semi-custom homes and build-on-your-own-lot custom homes in the Dallas market. Centre Living focuses on homes and luxury townhomes, in premier centrally located neighborhoods in the Dallas market.

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers.

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

Overview and Outlook
The following are our key operating metrics for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014: home deliveries increased by 5.1%, home sales revenue increased by 0.1%, average selling prices decreased by 4.8%, backlog units increased by 8.5%, backlog units value increased by 33.5%, average sales price of homes in backlog increased by 23.1%, and net new home orders increased by 6.3%. The decrease in the average sales price of homes is the result of changes in product mix related to a decrease in the number of higher priced single family homes over lower priced townhomes. The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. During the twelve months ended March 31, 2015, homes in the Dallas and Atlanta markets appreciated by 8.1% and 4.9%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, January 2015). During the three months ended March 31, 2015, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and third in the number of jobs added from January 2014 to January 2015 (Source: US Bureau of Labor Statistics, January 2015). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, for over four and a half years (Source: US Bureau of Labor Statistics, February 2015). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended March 31, 2015, our land development segment revenue decreased $4.6 million, or 34.3%, from $13.4 million for the three months ended March 31, 2014 to $8.8 million for the three months ended March 31, 2015. The decrease was comprised of $6.3 million due to a 46.7% decrease in finished inventory lots delivered from 135 for the three months ended March 31, 2014 to 72 for the three months ended March 31, 2015, partially offset by an increase of $1.7 million related to an increase in the average sales price per lot of $122,094 per lot for the three months ended March 31, 2015 from $99,056 per lot for the three months ended March 31, 2014. The decrease in finished inventory lots delivered is a result of a decrease in third party lot sales driven by an increase in intercompany lot sales to our builders where revenue is not recognized until the home closes. While there is a time lag in when we can recognize intercompany lot sales, we believe this is best for the Company as we are able to further invest in our builders and improve overall margins.

Builder Operations
During the three months ended March 31, 2015, our builder operations segment delivered 145 homes, with an average sales price of $342,490 compared to 138 homes, with an average sales price of $359,681 during the same period in 2014. During the same period, our builder operations segment generated approximately $49.7 million in revenue compared to $49.6 million during the same period in 2014. For the three months ended March 31, 2015, net new home orders totaled 186, a 6.3% increase from the same period in 2014. At March 31, 2015, our builder operations segment had a backlog of 242 sold but unclosed homes, a 8.5% increase from the same period in 2014, with a total value of approximately $92.8 million, an increase of $23.3 million, or 33.5%, from March 31, 2014. The increase in value of backlog units reflects an increase in the number of homes in backlog, as a result of an increase in the average selling community count to 36 for the three months ended March 31, 2015 compared to 25 for the three months ended March 31, 2014, and an increase in the average sales price of homes in backlog. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may increase or decrease depending on the mix of typical homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

Revenues
We primarily generate revenue through (a) the sale of lots from our land development segment to public builders, large private builders and our builders, (b) making first lien construction loans to our builders, and (c) the closing and delivery of homes through our builder operations segment. We recognize revenue on homes and lots when completed and title to, and possession of, the property have been transferred to the purchaser.

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

Salary Expense and Management Fees Expense - Related Party
Salary expense and management fees expense represent salaries, benefits, related party management fees and share-based compensation, and are recorded in the period incurred.

Selling, General and Administrative Expense
Selling, general and administrative expenses represent property taxes, advertising and marketing, rent and lease expenses, and other administrative items, and are recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that is not capitalized and amortization of related debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities.

Interest and Fees Income
Interest and fees income consists primarily of interest earned and loan origination fees from outstanding third-party notes receivable.

Other Income, Net
Other income, net consists of interest on direct financing leases income, profit participation on notes receivable, costs incurred for business acquisitions, depreciation, amortization, income from rental property and forfeited deposits.

Income Tax Provision
Prior to the Transaction, JBGL consisted of entities that filed individual partnership tax returns for federal income tax purposes. Several of the underlying entities were wholly-owned limited liability companies (“LLC’s”), and thus disregarded for federal income tax purposes, while several other entities had non-controlled interests, causing these LLC entities to be treated as regarded entities that filed partnership tax returns for federal income tax purposes. The Transaction resulted in the ownership of JBGL by Green Brick, a corporate entity. Effectively, during the fourth quarter of calendar year 2014, JBGL and its wholly-owned LLC interests became disregarded for federal income tax purposes, taxable as a branch of the corporate entity. As such, the Transaction resulted in a change in tax status of the partnerships. The income tax effect of the change in tax status was recorded as an income tax benefit during the fourth quarter of the year ended December 31, 2014.

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

As of March 31, 2015, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded.

Consolidated Financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

As described in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, BioFuel acquired JBGL on October 27, 2014. The accounting treatment of the Transaction is reflected as a “reverse recapitalization,” whereby JBGL is the surviving accounting entity for financial reporting purposes. Therefore, our historical results for periods prior to the Transaction are the same as JBGL's historical results.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Sale of residential units	$49,661	$49,636
Cost of residential units	(35,814)	(37,392)
Gross profit on sale of residential units	13,847	12,244
Sale of land and lots	$8,791	$13,373
Cost of land and lots	(6,278)	(9,768)
Gross profit on sale of land and lots	2,513	3,605
Salary expense and management fees expense - related party	(4,862)	(3,535)
Selling, general and administrative expense	(2,939)	(2,281)
Interest expense	(281)	(199)
Interest and fees income	—	150
Other income, net	117	170
	(7,965)	(5,695)
Net income before taxes	8,395	10,154
Income tax provision	2,207	338
Net income	6,188	9,816
Less: net income attributable to noncontrolling interests	2,170	2,467
Net income attributable to Green Brick Partners, Inc.	$4,018	$7,349

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.66
Diluted	$0.13	$0.66

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	31,346	11,109
Diluted	31,346	11,109

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	186	175	11	6.3%
Number of cancellations	26	27	(1)	(3.7)%
Cancellation rate	12.3%	15.4%	(3.1)%	(20.1)%
Average selling communities	36	25	11	44.0%
Selling communities at end of period	37	25	12	48.0%
Backlog ($ in thousands)	$92,754	$69,458	$23,296	33.5%
Backlog (units)	242	223	19	8.5%
Average sales price of backlog	$383,281	$311,471	$71,810	23.1%

Net new home orders for the three months ended March 31, 2015 increased by 11 homes, or 6.3%, to 186 from 175 for the three months ended March 31, 2014. Overall absorption rate for the three months ended March 31, 2015 was an average of 5.2 per selling community (1.7 monthly), compared to an average of 7.0 per selling community (2.3 monthly) for the three months ended March 31, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 12.3% for the three months ended March 31, 2015, compared to 15.4% for the three months ended March 31, 2014. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. On average, our cancellation rate is lower than industry average due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 19 homes, or 8.5%, to 242 as of March 31, 2015 from 223 as of March 31, 2014. The dollar value of backlog units increased $23.3 million, or 33.5%, to $92.8 million as of March 31, 2015 from $69.5 million as of March 31, 2014. The increase in value of backlog units reflects an increase in the number of homes in backlog, as a result of an increase in the average selling community count to 36 for the three months ended March 31, 2015 compared to 25 for the three months ended March 31, 2014 and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $71,810, or 23.1%, to $383,281 for the three months ended March 31, 2015, compared to $311,471 for the three months ended March 31, 2014. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	145	138	7	5.1%
Home sales revenue ($ in thousands)	$49,661	$49,636	$25	0.1%
Average sales price of home delivered	$342,490	$359,681	$(17,191)	(4.8)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended March 31, 2015 for our builder operations segment was 145, compared to new home deliveries of 138 for the three months ended March 31, 2014, resulting in an increase of 7 homes, or 5.1%. The increase in new home deliveries was primarily attributable to a 44.0% increase in new communities to 36 from 25.

Home sales revenue remained relatively flat at $49.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Revenue remained flat due to (a) a $2.5 million increase in revenues driven by a 5.1% increase in homes delivered to 145 for the three months ended March 31, 2015, from 138 for the three months ended March 31,

2014, partially offset by (b) a $2.4 million decrease in revenues due to a decrease in average sales price of $17,191 per home from $359,681 for the three months ended March 31, 2014 to $342,490 for the three months ended March 31, 2015. The decrease in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of townhomes delivered at lower price points compared to single family homes, partially offset by local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended March 31,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$49,661	100.0%	$49,636	100.0%
Cost of home sales	$35,814	72.1%	$37,392	75.3%
Homebuilding gross margin	$13,847	27.9%	$12,244	24.7%

Cost of home sales for the three months ended March 31, 2015 for builder operations was $35.8 million, compared to cost of home sales of $37.4 million for the three months ended March 31, 2014, resulting in a decrease of $1.6 million, or 4.2%. Homebuilding gross margin percentage for the three months ended March 31, 2015 for builder operations was 27.9%, compared to a gross margin percentage of 24.7% for the three months ended March 31, 2014. The increase in homebuilding gross margin is largely due to the timing of the closing out of existing communities, with lower cost basis of homes, and the opening of new communities during the three months ended March 31, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Home Sales Revenue
	2015	2014	2015	2014
Land development	$324	$157	3.7%	1.2%
Builder operations	$4,538	$3,378	9.1%	6.8%

Land Development
Salary expense and management fees expense for the three months ended March 31, 2015 for land development was $0.3 million, compared to $0.2 million for the three months ended March 31, 2014, an increase of 106.4%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company.

Builder Operations
Salary expense and management fees expense for the three months ended March 31, 2015 for builder operations was $4.5 million, compared to $3.4 million for the three months ended March 31, 2014, an increase of 34.3%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, and an increase in employee headcount of 25, and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Home Sales Revenue
	2015	2014	2015	2014
Land development	$260	$286	3.0%	2.1%
Builder operations	$2,679	$1,995	5.4%	4.0%

Land Development
Selling, general and administrative expense for the three months ended March 31, 2015 for land development remained relatively flat at $0.3 million.

Builder Operations
Selling, general and administrative expense for the three months ended March 31, 2015 for builder operations was $2.7 million, compared to $2.0 million for the three months ended March 31, 2014, an increase of 34.3%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of revenue increased 35.0% due to front end expenses incurred on new communities that did not produce any revenues during the three months ended March 31, 2015. The average selling community count is 36 for the three months ended March 31, 2015 compared to 25 for the three months ended March 31, 2014.

Interest Expense
Interest expense increased $0.1 million, or 41.2%, to $0.3 million for the three months ended March 31, 2015, from $0.2 million for the three months ended March 31, 2014. The increase was due primarily to higher average balances on our line of credit throughout the three months ended March 31, 2015.

Interest and Fees Income
Interest and fees income decreased $0.2 million, or 100.0%, to $0.0 million for the three months ended March 31, 2015, from $0.2 million for the three months ended March 31, 2014. The decrease was due to the decrease in notes receivable outstanding from $7.7 million as of March 31, 2014 to $0.0 million as of March 31, 2015.

Other Income, Net
Other income, net, remained relatively flat at $0.1 million for the three months ended March 31, 2015, due to a decrease in interest on direct financing leases income and an increase in depreciation expense, offset by an increase in various other income (expense).

Income Tax Provision
Income tax expense increased $1.9 million, or 553.0%, for the three months ended March 31, 2015, from an expense of $0.3 million for the three months ended March 31, 2014. The increase in income tax expense is due primarily to the change in income tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through March 31, 2015, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning. Our deferred tax asset valuation allowance remained unchanged during the three months ended March 31, 2015 from December 31, 2014.

As of March 31, 2015, we had deferred tax assets of $87.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to federal net operating loss carryforwards and basis in partnerships. We evaluate the appropriateness of a valuation allowance based on the consideration of all available positive and negative evidence, including the generation of taxable income, historical operating results, economic factors and general risk factors, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized in consideration of all available positive and negative information. As of March 31, 2015, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of March 31, 2015 and December 31, 2014. Owned lots are those to which the Company holds title, while controlled lots are those that the Company has the contractual right to acquire title but does not currently own it.

	March 31, 2015	December 31, 2014
Lots Owned(1)
Texas	1,971	2,105
Georgia	1,153	1,211
Total	3,124	3,316
Lots Controlled(1)(2)
Texas	260	279
Georgia	492	561
Total	752	840

Total Lots Owned and Controlled(1)	3,876	4,156

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of March 31, 2015 and December 31, 2014, we had $17.1 million and $21.3 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins.

Our principal uses of capital for the three months ended March 31, 2015 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

The Term Loan Facility is secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of our subsidiaries.

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

The Term Loan Facility is subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and accounting and financial management.

The Term Loan Facility is also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and entering into hedging arrangements.

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

We were in compliance with all covenants of the Term Loan Facility at March 31, 2015.

Revolving Credit Facility
As of March 31, 2015, we had the following lines of credit (“LOC”):

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood National Bank (“Inwood”) in the amount of $4.8 million maturing on April 13, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the three months ended March 31, 2015, and collateralized by certain leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the three months ended March 31, 2015, and collateralized by certain leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0% per annum. Amounts drawn under this credit facility as of March 31, 2015 totaled $19.5 million and were secured by land owned in John’s Creek, Georgia. The credit facility was renewed until October 13, 2015.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of March 31, 2015.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased by in Allen, Texas.

On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014 bearing interest at 6.0% per annum collateralized by land located in Denton, Texas. The note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% per annum collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014. This note was paid in full during the three months ended March 31, 2015.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

•
Operating activities. Net cash used in operating activities for the three months ended March 31, 2015 was $10.4 million, compared to net cash provided of $2.8 million during the three months ended March 31, 2014. The change was primarily attributable to changes in working capital associated with inventory, as inventory increased by 5.5% for the three months ended March 31, 2015 compared to an increase in inventory of 1.9% during the three months ended March 31, 2014 and a decrease in net income of approximately $3.6 million primarily related to (i) an increase in salary expense and management fees expense - related party of $1.3 million due to increase in employee headcount and associated costs of benefits to support the growth in our business and (ii) an increase in selling, general and administrative expense of $0.7 million due to increase in community costs, such as, non-capitalized property taxes, rent expenses, and advertising and marketing expenses in anticipation of future growth in our business.

•
Investing activities. Net cash provided in investing activities for the three months ended March 31, 2015 was $2.4 million, compared to net cash provided of $0.5 million during the three months ended March 31, 2014. The change was primarily due to an increase in proceeds from investment in direct financing leases of $1.8 million and a decrease in issuance of notes receivable of $1.8 million for the three months ended March 31, 2015, partially offset by decrease in notes receivable payments of $1.6 million.

•
Financing activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $3.8 million, compared to net cash used of $7.2 million during the three months ended March 31, 2014. The change was primarily due to (i) a decrease in repayments of notes payable and line of credit of $5.9 million, (ii) an increase in line of credit borrowings of $3.0 million and (iii) a decrease in net distributions to and contributions from controlling and noncontrolling interests members of $1.8 million during the three months ended March 31, 2015.

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

Critical Accounting Policies
Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, management evaluates estimates and judgments, including those which impact our most critical accounting policies. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015.

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Related Party Transactions
See Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest rate sensitive. Because overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income.

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of March 31, 2015, we had $19.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

In addition, our related party Term Loan Facility bears interest at 9.0% per annum through October 27, 2015 and 10.0% per annum thereafter through October 27, 2019. As of March 31, 2015, we had $150.0 million outstanding on our Term Loan Facility.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2015, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of the actions that we have undertaken and are currently undertaking to remediate these material weaknesses, which have not been remediated as of March 31, 2015, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

ITEM 6. EXHIBITS INDEX

Number	Description
10.1	Employment Agreement, dated as of January 15, 2015, between the Company and Richard A. Costello (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2015).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.
/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

/s/ Richard A. Costello
By: Richard A. Costello
Its: Chief Financial Officer

Date:    May 13, 2015