Form 10-Q
period 2015-06-30
Green Brick Partners, Inc.
filed 2015-08-12
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
2805 Dallas Pkwy, Ste 400 Plano, TX 75093	(469) 573-6755
(Address of principal executive offices, including Zip Code)	(Registrant’s telephone number, including area code)

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

 The number of shares of the Registrant's common stock outstanding as of August 7, 2015 was 48,813,889.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$15,171	$21,267
Restricted cash	1,969	1,709
Accounts receivable	810	749
Inventory	300,972	274,303
Investment in direct financing leases	—	2,768
Property and equipment, net	1,788	1,629
Earnest money deposits	8,941	6,676
Deferred income tax assets, net	85,203	89,197
Other assets	3,274	2,027
Total assets	$418,128	$400,325
Liabilities and stockholders' equity
Accounts payable	$14,604	$13,551
Accrued expenses	12,108	11,299
Customer and builder deposits	10,209	9,752
Obligations related to land not owned under option agreements	6,486	7,914
Borrowings on lines of credit	20,500	14,061
Notes payable	11,822	12,151
Term loan facility	150,000	150,000
Total liabilities	225,729	218,728
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 31,368,992 and 31,346,084 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	313	313
Additional paid-in capital	101,822	101,626
Retained earnings	77,725	69,919
Total Green Brick Partners, Inc. stockholders’ equity	179,860	171,858
Noncontrolling interests	12,539	9,739
Total stockholders’ equity	192,399	181,597
Total liabilities and stockholders’ equity	$418,128	$400,325

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sale of residential units	$60,369	$55,049	$110,030	$104,685
Sale of land and lots	11,618	10,794	20,409	24,167
Total revenues	71,987	65,843	130,439	128,852
Cost of residential units	46,108	41,220	81,922	78,611
Cost of land and lots	8,600	8,141	14,878	17,909
Total cost of sales	54,708	49,361	96,800	96,520
Total gross profit	17,279	16,482	33,639	32,332
Salary expense	(4,647)	(2,823)	(9,509)	(5,978)
Management fees expense – related party	—	(390)	—	(770)
Selling, general and administrative expense	(3,376)	(2,491)	(6,315)	(4,772)
Operating profit	9,256	10,778	17,815	20,812
Interest expense	—	(509)	(281)	(708)
Depreciation and amortization expense	(361)	(138)	(588)	(246)
Interest and fees income	—	102	—	252
Interest on direct financing leases income	—	203	13	428
Other income, net	275	429	606	480
Income before provision for income taxes	9,170	10,865	17,565	21,018
Income tax provision	2,166	—	4,373	338
Net income	7,004	10,865	13,192	20,680
Less: net income attributable to noncontrolling interests	3,216	3,455	5,386	5,921
Net income attributable to Green Brick Partners, Inc.	$3,788	$7,410	$7,806	$14,759

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.12	$0.67	$0.25	$1.33
Diluted	$0.12	$0.67	$0.25	$1.33
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	31,346	11,109	31,346	11,109
Diluted	31,353	11,109	31,350	11,109

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,192	$20,680
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	588	246
Share-based compensation	196	—
Deferred income taxes, net	3,994	—
Changes in operating assets and liabilities
Increase in restricted cash	(259)	(626)
(Increase) decrease in accounts receivable	(62)	80
Increase in inventory	(28,097)	(8,278)
Increase in earnest money deposits	(2,265)	(2,308)
Increase in other assets	(1,317)	(109)
Increase in accounts payable	1,052	975
Increase in accrued expenses	810	1,782
Increase in customer and builder deposits	457	475
Net cash (used in) provided by operating activities	(11,711)	12,917
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	2,768	1,961
Issuance of notes receivable	—	(1,600)
Repayments of notes receivable	—	5,356
Acquisition of property and equipment	(678)	(875)
Net cash provided by investing activities	2,090	4,842
Cash flows from financing activities
Borrowings from lines of credit	13,500	4,000
Proceeds from notes payable	2,676	4,451
Repayments of lines of credit	(7,061)	(1,105)
Repayments of notes payable	(3,004)	(15,018)
Contributions from noncontrolling interests	87	390
Distributions to controlling interests	—	(4,811)
Distributions to noncontrolling interests	(2,673)	(5,235)
Net cash provided by (used in) financing activities	3,525	(17,328)
Net (decrease) increase in cash and cash equivalents	(6,096)	431
Cash and cash equivalents at beginning of period	21,267	16,683
Cash and cash equivalents at end of period	$15,171	$17,114
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$3,046	$683
Cash paid for taxes	$914	$347
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$1,429	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

When used in these notes, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the combined company, which has been renamed Green Brick Partners, Inc. and its subsidiaries, resulting from the acquisition by BioFuel Energy Corp. and its then consolidated subsidiaries (“BioFuel”) of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively, “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance “JBGL”) by means of a reverse recapitalization transaction on October 27, 2014.

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

As a result of the Transaction, Green Brick changed its business direction and is now in the real estate industry. We are a uniquely structured company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

The consolidated financial statements set forth in this Quarterly Report on Form 10-Q consist of JBGL and BioFuel Energy, LLC. The consolidated financial statements for all periods prior to the reverse recapitalization are the historical financial statements of JBGL, and have been retroactively restated to give effect to the Transaction.

Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Our operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard has been deferred and is effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either either the full retrospective approach or the modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company beginning on January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. This standard is to be applied on a retrospective basis and represents a change in accounting principle. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

2. NET INCOME ATTRIBUTABLE TO GREEN BRICK PARTNERS, INC. PER SHARE

Our restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$3,788	$7,410	$7,806	$14,759
Weighted-average number of shares outstanding —basic	31,346	11,109	31,346	11,109
Basic net income attributable to Green Brick Partners, Inc. per share	$0.12	$0.67	$0.25	$1.33
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$3,788	$7,410	$7,806	$14,759
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	31,346	11,109	31,346	11,109
Dilutive effect of stock options and restricted stock awards	7	—	4	—
Weighted-average number of shares outstanding —diluted	31,353	11,109	31,350	11,109
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.12	$0.67	$0.25	$1.33

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Antidilutive options to purchase common stock	42	—	100	—

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

A summary of inventory is as follows (in thousands):

	June 30, 2015	December 31, 2014
Completed home inventory and residential lots held for sale	$64,820	$47,048
Work in process	214,058	203,756
Undeveloped land	16,220	16,220
Land not owned under option agreements	5,874	7,279
Total Inventory	$300,972	$274,303

We capitalize interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest capitalized at beginning of period	$7,218	$1,065	$3,713	$1,065
Interest incurred	3,548	526	7,348	830
Interest charged to cost of sales	(912)	—	(926)	(105)
Interest charged to interest expense	—	(509)	(281)	(708)
Interest capitalized at end of period	$9,854	$1,082	$9,854	$1,082

5. DEBT

Term Loan Facility
Term loan facility outstanding consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Term Loan Facility	$150,000	$150,000

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The Loan Agreement provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain subsidiaries of the Company guaranteed obligations under the Term Loan Facility pursuant to the guaranty.

The Term Loan Facility bore interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. The Company had a one-time right to elect to pay up to four consecutive quarters’ interest in kind. The Term Loan Facility was subject to mandatory prepayment with 100% of the net cash proceeds received from the incurrence of certain debt by the Company or the issuance of certain equity securities. Voluntary prepayments of the Term Loan Facility were permitted at any time. All prepayments made prior to October 27, 2016 were subject to a 1.0% prepayment premium.

The Term Loan Facility was secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of the Company’s subsidiaries.

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. We amortized these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

The Term Loan Facility was subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and accounting and financial management.

The Term Loan Facility was also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and entering into hedging arrangements.

In addition, the Term Loan Facility required the Company to maintain a fixed charge coverage ratio, tested quarterly, of no more than (a) 0.80 to 1.00 as of the last day of any fiscal quarter in which all or a portion of the interest on the facility for such fiscal quarter is paid-in kind for the previous four quarter period ending prior to such date or (b) 1.00 to 1.20 as of the last day of any other fiscal quarter for the previous four quarter period ending prior to such date.

We were in compliance with all covenants of the Term Loan Facility at June 30, 2015.

On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this subsequent event.

Lines of Credit
Lines of credit outstanding at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Promissory note to Inwood National Bank (“Inwood”):
Direct finance leases A(1)	$—	$662
Direct finance leases B(2)	—	899
John’s Creek(3)	20,500	12,500
Total lines of credit	$20,500	$14,061

(1)
During 2012, a subsidiary of JBGL opened a line of credit (“LOC”) issued by Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing a minimum interest rate of 4.0%, which was in effect during the six months ended June 30, 2015, and collateralized by the leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

(2)
During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing a minimum interest rate of 4.0%, which was in effect during the six months ended June 30, 2015, and collateralized by the leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

(3)
During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0%. Amounts drawn under this credit facility as of June 30, 2015 totaled $20.5 million and were secured by land owned in John’s Creek, Georgia. On July 30, 2015, we replaced this credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of June 30, 2015.

Notes Payable
Notes payable outstanding at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lakeside DFW Land, LTD(2)	—	1,824
Lyons Equities, Inc. Trustee(3)	988	—
Subordinated Lot Notes(4)	1,834	1,327
Total notes payable	$11,822	$12,151

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest at June 30, 2015 was $0.

(2)
On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014, bearing interest at 6.0% per annum and collateralized by land located in Denton, Texas. This note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014. This note was paid in full during the three months ended March 31, 2015.

(3)	On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, TX.

(4)
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

6. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Contributions	—	—	—	—	—	390	390
Distributions	—	—	—	(4,811)	(4,811)	(5,235)	(10,046)
Net income	—	—	—	14,759	14,759	5,921	20,680
Balance at June 30, 2014	11,108,500	$111	$155,985	$42,962	$199,058	$10,785	$209,843

Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	196	—	196	—	196
Issuance of common shares under 2014 Equity Plan	22,908	—	—	—	—	—	—
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(2,673)	(2,673)
Net income	—	—	—	7,806	7,806	5,386	13,192
Balance at June 30, 2015	31,368,992	$313	$101,822	$77,725	$179,860	$12,539	$192,399

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

In April 2015, the Company granted 22,908 restricted stock awards (“RSAs”) to certain non-employee Board of Directors, pursuant to the 2014 Equity Plan. The RSAs will become fully vested in April 2016. The RSAs have a weighted average grant-date fair value of $8.73 share. The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period.

Share-Based Award Activity
A summary of restricted stock awards activity during the six months ended June 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2014	—	$—
Granted	23	$8.73
Vested	—	$—
Forfeited	—	$—
Nonvested, June 30, 2015	23	$8.73

A summary of stock option activity during the six months ended June 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2014	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2015	500	$7.49	9.63	$397
Options exercisable, June 30, 2015	—	$—	—	$—

A summary of our unvested stock options during the six months ended June 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2014	500	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, June 30, 2015	500	$2.88

Valuation of Share-Based Awards
The weighted average per share grant date fair value of restricted stock awards granted during the six months ended June 30, 2015 was $8.73, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the six months ended June 30, 2015 and June 30, 2014.

Share-Based Compensation Expense
Share-based compensation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. There were no share-based awards issued prior to October 27, 2014. At June 30, 2015, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.4 million which is expected to be recognized over a weighted-average period of 3.9 years.

8. INCOME TAXES

We recorded an income tax provision of $2.2 million and $4.4 million for the three and six months ended June 30, 2015, respectively, as compared to $0.0 million and $0.3 million for the three and six months ended June 30, 2014, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 23.6% and 24.9%, respectively, as compared to 0.0% and 1.6% for the three and six months ended June 30, 2014, respectively. The effective tax rate for the three and six months ended June 30, 2015 is driven by the statutory tax rate and a benefit related to non-controlled earnings. The effective tax rate for the three and six months ended June 30, 2014 is driven by state income taxes.

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

As of June 30, 2015, we had deferred tax assets of $85.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. Our deferred tax asset valuation allowance remained unchanged during the three months ended June 30, 2015 from December 31, 2014.

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

At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefit. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

9. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2015 and 2014, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. The Company terminated this lease during the fourth quarter of 2014. During the three and six months ended June 30, 2014, the Company paid rent of $4,748 and $12,897, respectively, under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During the three and six months ended June 30, 2014, the Company incurred $0.4 million and $0.8 million, respectively, of expenses from this arrangement which are included as management fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The Loan Agreement provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction. Certain subsidiaries of the Company guaranteed obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bore interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. The total Term Loan Facility, including accrued interest, payable at June 30, 2015 was approximately $153.4 million. During the three months ended June 30, 2015, the Company incurred and capitalized interest costs of $3.4 million under the Term Loan Facility. On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 13 for further discussion of this subsequent event.

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the three and six months ended June 30, 2015. The noncontroling interest attributable to Centre Living was $0.4 million as of June 30, 2015.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, notes payable, and the Term Loan Facility. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at June 30, 2015 and December 31, 2014. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

The fair value of our Term Loan Facility approximates its carrying value of $150.0 million at June 30, 2015. The fair value is based upon a discounted future cash flow model, which uses level 3 inputs.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. The Company has no litigation outstanding as of June 30, 2015. At June 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Builder Operations
Texas	$34,059	$16,894	$63,147	$34,993
Georgia	26,310	38,155	46,883	69,692
Land Development	11,618	10,794	20,409	24,167
	$71,987	$65,843	$130,439	$128,852
Gross profit:
Builder Operations
Texas	$7,819	$2,819	$15,690	$7,843
Georgia	6,442	11,010	12,418	18,231
Land Development	3,018	2,653	5,531	6,258
	$17,279	$16,482	$33,639	$32,332

	June 30, 2015	December 31, 2014
Inventory:
Builder Operations
Texas	$71,525	$44,771
Georgia	138,736	129,361
Land Development	90,711	100,171
	$300,972	$274,303

13. SUBSEQUENT EVENTS

On July 1, 2015, the Company completed an underwritten public offering of 17,000,000 shares of its common stock at a price to the public of $10.00 per share. The Company also granted to the underwriters a 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. On July 23, 2015, the underwriters exercised the option and purchased 444,897 additional shares. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission.

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Green Brick of approximately $169.8 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, Green Brick used approximately $154.9 million of the net proceeds from the offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Effective upon receipt of such payment, all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. Green Brick intends to use the remaining net proceeds for working capital and general corporate purposes.

On July 30, 2015, we replaced the credit agreement that provided for the $25.0 million revolving credit facility with a new revolving credit agreement among the Company, certain subsidiary guarantors of the Company and Inwood, which provides for a revolving credit facility of up to $50.0 million and is secured by land owned in John's Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new credit facility is July 30, 2017. Amounts drawn under this new revolving credit facility as of August 04, 2015 totaled $20.9 million.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements and information that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Statements that are “forward-looking statements” include any projections of earnings, revenue or other financial items, any statements of the plans, strategies or objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, any statements concerning potential acquisitions, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “outlook,” “strategy,” “positioned,” “intends,” “plans,” “believes,” “projects,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital;

•	our debt and related service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•	other risks and uncertainties inherent in our business including those described Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014

Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we disclaim all responsibility to publicly update any information contained in a forward-looking statement

All forward-looking statements attributable to us or to persons acting on our behalf, including any such forward-looking statements made subsequent to the publication of this Quarterly Report on Form 10-Q, are expressly qualified in their entirety by this cautionary statement.

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

Reverse Recapitalization
On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively, “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”), which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and homebuilding operations. The Transaction was completed on October 27, 2014 (“Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

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

Overview of the Business
We are a uniquely structured company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We are engaged in all aspects of the homebuilding process, including land acquisition and the development, entitlements, design, construction, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities. We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Our communities are located in premium locations in our core markets and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted energy-efficient homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 4,700 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

We sell finished lots or option lots from third-party developers to our controlled builders for their homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our controlled builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of at least 20% and by providing construction financing at approximately a 13.8% interest rate. Our income is further enhanced by our 50% equity interest in the profits of our controlled builders. In addition, the land we sell to third-party homebuilders also typically generates an unlevered IRR of 20% or greater.

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$225,000 to $500,000
			Single family	$300,000 to $800,000
			Luxury homes	$800,000 to more than $2.5 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$200,000 to $350,000
			Single family	$350,000 to $600,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$650,000 and above

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

Overview and Outlook
The following are our key operating metrics for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014: home deliveries increased by 5.2%, home sales revenue increased by 9.7%, average selling prices increased by 4.2%, backlog units increased by 3.8%, backlog units value increased by 29.8%, average sales price of homes in backlog increased by 25.1%, and net new home orders increased by 12.7%.

The following are our key operating metrics for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014: home deliveries increased by 5.1%, home sales revenue increased by 5.1%, and net new home orders increased by 6.8%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation.

According to the S&P/Case-Shiller Home Price Indices, from April 2014 to April 2015 homes in the Dallas and Atlanta markets appreciated by 8.8% and 4.9%, respectively (Source: S&P Dow Jones Indices and CoreLogic, June 2015). During the six months ended June 30, 2015, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and third in the number of jobs added from April 2014 to April 2015 (Source: US Bureau of Labor Statistics, April 2015). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, for nearly five years (Source: US Bureau of Labor Statistics, May 2015). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended June 30, 2015, our land development segment revenue increased $0.8 million, or 7.6%, to $11.6 million from $10.8 million for the three months ended June 30, 2014. The increase was comprised of $0.6 million due to a 5.6% increase in finished inventory lots delivered to 113 for the three months ended June 30, 2015 from 107 for the three months ended June 30, 2014, and an increase of $0.2 million related to an increase in the average sales price per lot of $102,817 per lot for the three months ended June 30, 2015 from $100,885 per lot for the three months ended June 30, 2014.

During the six months ended June 30, 2015, our land development segment revenue decreased $3.8 million, or 15.6%, from $24.2 million for the six months ended June 30, 2014 to $20.4 million for the six months ended June 30, 2015. The decrease was comprised of $5.7 million due to a 23.6% decrease in finished inventory lots delivered from 242 for the six months ended June 30, 2014 to 185 for the six months ended June 30, 2015, partially offset by an increase of $1.9 million related to an increase in the average sales price per lot of $110,319 per lot for the six months ended June 30, 2015 from $99,865 per lot for the six months ended June 30, 2014.

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

Builder Operations
During the three months ended June 30, 2015, our builder operations segment delivered 162 homes, with an average sales price of $372,648 compared to 154 homes, with an average sales price of $357,459 during the same period in 2014. During the same period, our builder operations segment generated approximately $60.4 million in revenue compared to $55.0 million during the same period in 2014. For the three months ended June 30, 2015, net new home orders totaled 169, a 12.7% increase from the same period in 2014. At June 30, 2015, our builder operations segment had a backlog of 249 sold but unclosed homes, a 3.8% increase from the same period in 2014, with a total value of approximately $102.4 million, an increase of $23.5 million, or 29.8%, from June 30, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog.

During the six months ended June 30, 2015, our builder operations segment delivered 307 homes, with an average sales price of $358,404 compared to 292 homes, with an average sales price of $358,511 during the same period in 2014. During the same period, our builder operations segment generated approximately $110.0 million in revenue compared to $104.7 million during the same period in 2014. For the six months ended June 30, 2015, net new home orders totaled 347, a 6.8% increase from the same period in 2014.

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

Other (Expense) Income, Net
Other (expense) income, net consists of interest on direct financing leases income, profit participation on notes receivable, costs incurred for business acquisitions, depreciation, amortization, income from rental property and forfeited deposits.

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

As of June 30, 2015, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Sale of residential units	$60,369	$55,049	$110,030	$104,685
Sale of land and lots	11,618	10,794	20,409	24,167
Total revenues	71,987	65,843	130,439	128,852
Cost of residential units	46,108	41,220	81,922	78,611
Cost of land and lots	8,600	8,141	14,878	17,909
Total cost of sales	54,708	49,361	96,800	96,520
Total gross profit	17,279	16,482	33,639	32,332
Salary expense	(4,647)	(2,823)	(9,509)	(5,978)
Management fees expense – related party	—	(390)	—	(770)
Selling, general and administrative expense	(3,376)	(2,491)	(6,315)	(4,772)
Operating profit	9,256	10,778	17,815	20,812
Interest expense	—	(509)	(281)	(708)
Interest and fees income	—	102	—	252
Other (expense) income, net	(86)	494	31	662
Income before provision for income taxes	9,170	10,865	17,565	21,018
Income tax provision	2,166	—	4,373	338
Net income	7,004	10,865	13,192	20,680
Less: net income attributable to noncontrolling interests	3,216	3,455	5,386	5,921
Net income attributable to Green Brick Partners, Inc.	$3,788	$7,410	$7,806	$14,759

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.12	$0.67	$0.25	$1.33
Diluted	$0.12	$0.67	$0.25	$1.33

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	31,346	11,109	31,346	11,109
Diluted	31,353	11,109	31,350	11,109

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	169	150	19	12.7%
Number of cancellations	34	23	11	47.8%
Cancellation rate	16.7%	15.3%	1.4%	9.2%
Average selling communities	39	25	14	56.0%
Selling communities at end of period	43	25	18	72.0%
Backlog ($ in thousands)	$102,401	$78,908	$23,493	29.8%
Backlog (units)	249	240	9	3.8%
Average sales price of backlog	$411,249	$328,782	$82,467	25.1%

Net new home orders for the three months ended June 30, 2015 increased by 19 homes, or 12.7%, to 169 from 150 for the three months ended June 30, 2014. Overall absorption rate for the three months ended June 30, 2015 was an average of 4.3 per selling community (1.4 monthly), compared to an average of 6.0 per selling community (2.0 monthly) for the three months ended June 30, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 16.7% for the three months ended June 30, 2015, compared to 15.3% for the three months ended June 30, 2014. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. On average, our cancellation rate is on the lower end of the industry average due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 9 homes, or 3.8%, to 249 as of June 30, 2015 from 240 as of June 30, 2014. The dollar value of backlog units increased $23.5 million, or 29.8%, to $102.4 million as of June 30, 2015 from $78.9 million as of June 30, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $82,467, or 25.1%, to $411,249 for the three months ended June 30, 2015, compared to $328,782 for the three months ended June 30, 2014. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	162	154	8	5.2%
Home sales revenue ($ in thousands)	$60,369	$55,049	$5,320	9.7%
Average sales price of home delivered	$372,648	$357,459	$15,189	4.2%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended June 30, 2015 for our builder operations segment was 162, compared to new home deliveries of 154 for the three months ended June 30, 2014, resulting in an increase of 8 homes, or 5.2%. The increase in new home deliveries was primarily attributable to a 56.0% increase in new communities to 39 from 25.

Home sales revenue increased $5.3 million, or 9.7%, to $60.4 million for the three months ended June 30, 2015, from $55.0 million for the three months ended June 30, 2014. The increase in revenue was comprised of (a) a $2.8 million increase in revenues driven by a 5.2% increase in homes delivered to 162 for the three months ended June 30, 2015, from 154 for the three months ended June 30, 2014, and (b) a $2.5 million increase in revenues due to an increase in average sales price of $15,189 per home to $372,648 for the three months ended June 30, 2015 from $357,459 for the three months ended June 30,

2014. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended June 30,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$60,369	100.0%	$55,049	100.0%
Cost of home sales	$46,108	76.4%	$41,220	74.9%
Homebuilding gross margin	$14,261	23.6%	$13,829	25.1%

Cost of home sales for the three months ended June 30, 2015 for builder operations was $46.1 million, compared to cost of home sales of $41.2 million for the three months ended June 30, 2014, resulting in an increase of $4.9 million, or 11.9%. Homebuilding gross margin percentage for the three months ended June 30, 2015 for builder operations was 23.6%, compared to a gross margin percentage of 25.1% for the three months ended June 30, 2014. The increase in homebuilding gross margin is largely due to the timing of the closing out of existing communities, with lower cost basis of homes, and the opening of new communities during the three months ended June 30, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$213	$294	1.8%	2.7%
Builder operations	$4,434	$2,919	7.3%	5.3%

Land Development
Salary expense and management fees expense for the three months ended June 30, 2015 for land development was $0.2 million compared to $0.3 million for the three months ended June 30, 2014, a decrease of 27.6%. The decrease as primarily the result of a decrease in employee headcount of 1, partially offset by an increase in salaries driven by JBGL going from a privately-held company to a public company.

Builder Operations
Salary expense and management fees expense for the three months ended June 30, 2015 for builder operations was $4.4 million, compared to $2.9 million for the three months ended June 30, 2014, an increase of 51.9%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 10 as our average selling community count increased to 39 for the three months ended June 30, 2015 compared to 25 for the three months ended June 30, 2014.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$471	$878	4.1%	8.1%
Builder operations	$2,905	$1,613	4.8%	2.9%

Land Development
Selling, general and administrative expense for the three months ended June 30, 2015 for land development was $0.5 million compared to $0.9 million for the three months ended June 30, 2014, a decrease of 46.4%. The decrease was primarily attributable to a one time nonrecurring charge during the three months ended June 30, 2014.

Builder Operations
Selling, general and administrative expense for the three months ended June 30, 2015 for builder operations was $2.9 million, compared to $1.6 million for the three months ended June 30, 2014, an increase of 80.1%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of revenue increased 65.5% due to front end expenses incurred on new communities that did not produce any revenues during the three months ended June 30, 2015. The average selling community count is 39 for the three months ended June 30, 2015 compared to 25 for the three months ended June 30, 2014.

Interest Expense
Interest expense decreased $0.5 million, or 100.0%, to $0.0 million for the three months ended June 30, 2015, from $0.5 million for the three months ended June 30, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during three months ended June 30, 2015.

Interest and Fees Income
Interest and fees income decreased $0.1 million, or 100.0%, to $0.0 million for the three months ended June 30, 2015, from $0.1 million for the three months ended June 30, 2014. The decrease was due to the decrease in notes receivable outstanding from $3.8 million as of June 30, 2014 to $0.0 million as of June 30, 2015.

Other (Expense) Income, Net
Other income, net, decreased $0.6 million to other expense, net of $0.1 million for the three months ended June 30, 2015. The decrease in other (expense) income, net was primarily due to an increase in depreciation expense of approximately $0.2 million due to furniture that was fully depreciated on a model home sold during period, and a decrease in various other (expense) income.

Income Tax Provision
Income tax expense increased $2.2 million, or 100.0%, for the three months ended June 30, 2015, from an expense of $0.0 million for the three months ended June 30, 2014. The increase in income tax expense is due primarily to the change in income tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	347	325	22	6.8%
Number of cancellations	60	50	10	20.0%
Cancellation rate	14.7%	15.4%	6.3%	75.4%
Average selling communities	37	25	12	48.0%

Net new home orders for the six months ended June 30, 2015 increased by 22 homes, or 6.8%, to 347 from 325 for the six months ended June 30, 2014. Overall absorption rate for the six months ended June 30, 2015 was an average of 9.4 per selling community (1.6 monthly), compared to an average of 13.0 per selling community (2.2 monthly) for the six months ended June 30, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 14.7% for the six months ended June 30, 2015, compared to 15.4% for the six months ended June 30, 2014. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. On average, our cancellation rate is on the lower end of the industry average due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	307	292	15	5.1%
Home sales revenue ($ in thousands)	$110,030	$104,685	$5,345	5.1%
Average sales price of home delivered	$358,404	$358,511	$(107)	—%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the six months ended June 30, 2015 for our builder operations segment was 307, compared to new home deliveries of 292 for the six months ended June 30, 2014, resulting in an increase of 15 homes, or 5.1%. The increase in new home deliveries was primarily attributable to a 48.0% increase in new communities to 37 from 25.

Home sales revenue increased $5.3 million, or 5.1%, to $110.0 million for the six months ended June 30, 2015, from $104.7 million for the six months ended June 30, 2014. The increase in revenue is due to a $5.4 million increase in revenues driven by a 5.1% increase in homes delivered to 307 for the six months ended June 30, 2015, from 292 for the six months ended June 30, 2014.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Six Months Ended June 30,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$110,030	100.0%	$104,685	100.0%
Cost of home sales	$81,922	74.5%	$78,611	75.1%
Homebuilding gross margin	$28,108	25.5%	$26,074	24.9%

Cost of home sales for the six months ended June 30, 2015 for builder operations was $81.9 million, compared to cost of home sales of $78.6 million for the six months ended June 30, 2014, resulting in an increase of $3.3 million, or 4.2%. Homebuilding gross margin percentage for the six months ended June 30, 2015 for builder operations was 25.5%, compared to a gross margin percentage of 24.9% for the six months ended June 30, 2014. The increase in homebuilding gross margin is largely due to the timing of the closing out of existing communities, with lower cost basis of homes, and the opening of new communities during the six months ended June 30, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$537	$449	2.6%	1.9%
Builder operations	$8,972	$6,299	8.2%	6.0%

Land Development
Salary expense and management fees expense for the six months ended June 30, 2015 for land development was $0.5 million, compared to $0.4 million for the six months ended June 30, 2014, an increase of 19.6%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company.

Builder Operations
Salary expense and management fees expense for the six months ended June 30, 2015 for builder operations was $9.0 million, compared to $6.3 million for the six months ended June 30, 2014, an increase of 42.4%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 37. The average selling community count is 37 for the three months ended June 30, 2015 compared to 25 for the three months ended June 30, 2014.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$731	$1,182	3.6%	4.9%
Builder operations	$5,584	$3,590	5.1%	3.4%

Land Development
Selling, general and administrative expense for the six months ended June 30, 2015 for land development was $0.7 million compared to $1.2 million for the three months ended June 30, 2014, a decrease of 38.2%. The decrease was primarily attributable to a one time nonrecurring charge during the six months ended June 30, 2014.

Builder Operations
Selling, general and administrative expense for the six months ended June 30, 2015 for builder operations was $5.6 million, compared to $3.6 million for the six months ended June 30, 2014, an increase of 55.5%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of revenue increased 50.0% due to front end expenses incurred on new communities that did not produce any revenues during the six months ended June 30, 2015. The average selling community count is 37 for the six months ended June 30, 2015 compared to 25 for the six months ended June 30, 2014.

Interest Expense
Interest expense decreased $0.4 million, or 60.3%, to $0.3 million for the six months ended June 30, 2015, from $0.7 million for the six months ended June 30, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during six months ended June 30, 2015.

Interest and Fees Income
Interest and fees income decreased $0.3 million, or 100.0%, to $0.0 million for the six months ended June 30, 2015, from $0.3 million for the six months ended June 30, 2014. The decrease was due to the decrease in notes receivable outstanding from $3.8 million as of June 30, 2014 to $0.0 million as of June 30, 2015.

Other (Expense) Income, Net
Other (expense) income, net, decreased $0.6 million, or 95.3%, for the six months ended June 30, 2015, from $0.7 million for the six months ended June 30, 2014. The decrease was due to a $0.4 million decrease in interest on direct financing leases income and a $0.3 million increase in depreciation expense, offset by a decrease in various other (expense) income.

Income Tax Provision
Income tax expense increased $4.0 million, or 1,193.8%, for the six months ended June 30, 2015, from an expense of $0.3 million for the six months ended June 30, 2014. The increase in income tax expense is due primarily to the change in income tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through June 30, 2015, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning. Our deferred tax asset valuation allowance remained unchanged during the six months ended June 30, 2015 from December 31, 2014.

As of June 30, 2015, we had deferred tax assets of $85.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to federal net operating loss carryforwards and basis in partnerships. We evaluate the appropriateness of a valuation allowance based on the consideration of all available positive and negative evidence, including the generation of taxable income, historical operating results, economic factors and general risk factors, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized in consideration of all available positive and negative information. As of June 30, 2015, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of June 30, 2015 and December 31, 2014. Owned lots are those to which the Company holds title, while controlled lots are those that the Company has the contractual right to acquire title but does not currently own.

	June 30, 2015	December 31, 2014
Lots Owned(1)
Texas	2,385	2,105
Georgia	1,144	1,211
Total	3,529	3,316
Lots Controlled(1)(2)
Texas	434	279
Georgia	702	561
Total	1,136	840

Total Lots Owned and Controlled(1)	4,665	4,156

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2015 and December 31, 2014, we had $15.2 million and $21.3 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins.

Our principal uses of capital for the three months ended June 30, 2015 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On July 1, 2015, the Company completed an underwritten public offering of 17,000,000 shares of its common stock at a price to the public of $10.00 per share. On July 23, 2015, the underwriters purchased 444,897 additional shares pursuant to their 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood National Bank (“Inwood”), which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017. See Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these subsequent events.

Subsequent to this offering, the repayment of the Term Loan Facility and the increased line of credit with Inwood, our debt to total capitalization ratio is less than 8%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 40%, which we expect will provide us with significant additional growth capital.

Term Loan Facility
On October 27, 2014, in connection with the Transaction, the Company entered into a loan agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The loan agreement provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain of our subsidiaries guaranteed obligations under the Term Loan Facility pursuant to the guaranty.

The Term Loan Facility bears interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. We had a one-time right to elect to pay up to four consecutive quarters’ interest-in-kind. The Term Loan Facility was subject to mandatory prepayment with 100% of the net cash proceeds received from the incurrence of certain debt by us or the issuance of certain equity securities. Voluntary prepayments of the Term Loan Facility were permitted at any time. All prepayments made prior to October 27, 2016 were subject to a 1.0% prepayment premium.

The Term Loan Facility was secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of our subsidiaries.

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheet. We amortized these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

The Term Loan Facility was subject to customary affirmative covenants, including affirmative covenants relating to: reporting requirements; preservation of existence; payment of liabilities, including taxes; maintenance of insurance; visitation rights; keeping of records and books of accounts; compliance with laws; use of proceeds; further assurance; additional security; environmental compliance; and accounting and financial management.

The Term Loan Facility was also subject to customary negative covenants, including negative covenants relating to limits on: incurrence of indebtedness and liens; investments; dividends and related distributions; liquidations; mergers and acquisitions; disposition of assets or subsidiaries; transactions with affiliates; change in business; change of fiscal year; issuance of stock by subsidiaries; amendments to organizational documents; entering into inconsistent agreements; foreign subsidiaries; and entering into hedging arrangements.

In addition, the Term Loan Facility required us to maintain a fixed charge coverage ratio, tested quarterly, of no more than (a) 0.80 to 1.00 as of the last day of any fiscal quarter in which all or a portion of the interest on the facility for such fiscal quarter is paid-in kind for the previous four quarter period ending prior to such date or (b) 1.00 to 1.20 as of the last day of any other fiscal quarter for the previous four quarter period ending prior to such date.

We were in compliance with all covenants of the Term Loan Facility at June 30, 2015.

On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this subsequent event.

Revolving Credit Facility
As of June 30, 2015, we had the following lines of credit (“LOC”):

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the six months ended June 30, 2015, and collateralized by certain leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the six months ended June 30, 2015, and collateralized by certain leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrues and is payable monthly at a rate of 4.0% per annum. Amounts drawn under this credit facility as of June 30, 2015 totaled $20.5 million and were secured by land owned in John’s Creek, Georgia. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017.

Under the LOC agreements with Inwood described above, the Company is required to maintain minimum multiples of net worth in excess of the outstanding LOC balances. We were in compliance with this covenant as of June 30, 2015.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas.

On May 22, 2015, a subsidiary of JBGL signed a promissory note with Lyons Equities, Inc. Trustee for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum and collateralized by land located in Allen, TX.

On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014, bearing interest at 6.0% per annum and collateralized by land located in Denton, Texas. The note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% per annum collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July, 2014. This note was paid in full during the three months ended March 31, 2015.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

•
Operating activities. Net cash used in operating activities for the six months ended June 30, 2015 was $11.7 million, compared to net cash provided of $12.9 million during the six months ended June 30, 2014. The change was primarily attributable to changes in working capital associated with inventory, as inventory increased by 9.7% for the six months ended June 30, 2015 compared to an increase in inventory of 3.6% during the six months ended June 30, 2014 and a decrease in net income of approximately $7.5 million primarily related to (i) an increase in salary expense and management fees expense - related party of $2.8 million due to increase in associated costs of benefits to support the growth in our business and an increase in employee headcount, (ii) an increase in selling, general and administrative expense of $1.5 million due to increase in community costs, such as, non-capitalized property taxes, rent expenses, and advertising and marketing expenses in anticipation of future growth in our business, and (iii) a decrease in various other income and expenses.

•
Investing activities. Net cash provided by investing activities for the six months ended June 30, 2015 was $2.1 million, compared to net cash provided of $4.8 million during the six months ended June 30, 2014. The change was primarily due to a decrease in notes receivable payments of $5.4 million, partially offset by a decrease in issuance of notes receivable of $1.6 million and an increase in proceeds from investment in direct financing leases of $0.8 million for the six months ended June 30, 2015.

•
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $3.5 million, compared to net cash used of $17.3 million during the six months ended June 30, 2014. The change was primarily due to (i) an increase in line of credit borrowings of $9.5 million, (ii) a decrease in net distributions to and contributions from controlling and noncontrolling interests members of $7.1 million and (iii) a decrease in repayments of notes payable and line of credit of $6.1 million, partially offset by a decrease in proceeds from notes payable of $1.8 million during the six months ended June 30, 2015.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2015.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of June 30, 2015, we had $20.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

In addition, our related party Term Loan Facility bore interest at 9.0% per annum through October 27, 2015 and 10.0% per annum thereafter through October 27, 2019. As of June 30, 2015, we had $150.0 million outstanding on our Term Loan Facility. On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this subsequent event.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2015, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of the actions that we have undertaken and are currently undertaking to remediate these material weaknesses, which have not been remediated as of June 30, 2015, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Third Renewal, Extension, and Modification of Promissory Note and Third Amendment to Business Loan Agreement, effective as of September 23, 2014, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 22, 2015).

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

Date:    August 12, 2015