Form 10-Q
period 2015-09-30
Green Brick Partners, Inc.
filed 2015-11-12
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

 The number of shares of the Registrant's common stock outstanding as of November 6, 2015 was 48,813,889.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$14,405	$21,267
Restricted cash	2,297	1,709
Accounts receivable	726	749
Inventory	318,027	274,303
Investment in direct financing leases	—	2,768
Property and equipment, net	1,922	1,629
Earnest money deposits	16,641	6,676
Deferred income tax assets, net	83,446	89,197
Other assets	2,666	2,027
Total assets	$440,130	$400,325
Liabilities and stockholders' equity
Accounts payable	$14,303	$13,551
Accrued expenses	7,807	11,299
Customer and builder deposits	8,393	9,752
Obligations related to land not owned under option agreements	20,169	7,914
Borrowings on lines of credit	13,960	14,061
Notes payable	11,458	12,151
Term loan facility	—	150,000
Total liabilities	76,090	218,728
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,813,889 and 31,346,084 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	488	313
Additional paid-in capital	271,752	101,626
Retained earnings	80,551	69,919
Total Green Brick Partners, Inc. stockholders’ equity	352,791	171,858
Noncontrolling interests	11,249	9,739
Total stockholders’ equity	364,040	181,597
Total liabilities and stockholders’ equity	$440,130	$400,325

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sale of residential units	$69,165	$39,901	$179,195	$144,586
Sale of land and lots	6,033	9,775	26,442	33,942
Total revenues	75,198	49,676	205,637	178,528
Cost of residential units	55,173	27,232	137,095	105,844
Cost of land and lots	4,217	7,420	19,095	25,329
Total cost of sales	59,390	34,652	156,190	131,173
Total gross profit	15,808	15,024	49,447	47,355
Salary expense	(5,062)	(3,631)	(14,571)	(9,608)
Management fees expense – related party	—	(390)	—	(1,160)
Selling, general and administrative expense	(3,385)	(4,639)	(9,700)	(9,412)
Operating profit	7,361	6,364	25,176	27,175
Interest expense	—	(308)	(281)	(1,016)
Depreciation and amortization expense	(621)	(168)	(1,209)	(415)
Interest and fees income	—	44	—	295
Interest on direct financing leases income	—	139	13	568
Other income (expense), net	402	(8)	1,008	474
Income before provision for income taxes	7,142	6,063	24,707	27,081
Income tax provision	1,856	—	6,229	338
Net income	5,286	6,063	18,478	26,743
Less: net income attributable to noncontrolling interests	2,460	2,369	7,846	8,290
Net income attributable to Green Brick Partners, Inc.	$2,826	$3,694	$10,632	$18,453

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.06	$0.33	$0.29	$1.66
Diluted	$0.06	$0.33	$0.29	$1.66
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,495	11,109	37,125	11,109
Diluted	48,595	11,109	37,161	11,109

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,478	$26,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,209	415
Share-based compensation	318	—
Deferred income taxes, net	5,751	—
Changes in operating assets and liabilities
Increase in restricted cash	(588)	(604)
Decrease in accounts receivable	22	364
Increase in inventory	(31,470)	(27,657)
Increase in earnest money deposits	(9,965)	(3,891)
Increase in other assets	(1,143)	(536)
Increase in accounts payable	752	5,420
(Decrease) increase in accrued expenses	(3,492)	3,861
(Decrease) increase in customer and builder deposits	(1,358)	624
Net cash (used in) provided by operating activities	(21,486)	4,739
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	2,768	2,420
Issuance of notes receivable	—	(1,905)
Repayments of notes receivable	—	9,461
Acquisition of property and equipment	(998)	(1,217)
Net cash provided by investing activities	1,770	8,759
Cash flows from financing activities
Borrowings from lines of credit	42,460	9,500
Proceeds from notes payable	3,206	5,741
Repayments of lines of credit	(42,561)	(1,364)
Repayments of notes payable	(3,898)	(19,984)
Repayment of term loan facility	(150,000)	—
Proceeds from equity offering, net of issuance costs	169,983	—
Contributions from noncontrolling interests	87	592
Distributions to controlling interests	—	(5,782)
Distributions to noncontrolling interests	(6,423)	(11,439)
Net cash provided by (used in) financing activities	12,854	(22,736)
Net decrease in cash and cash equivalents	(6,862)	(9,238)
Cash and cash equivalents at beginning of period	21,267	16,683
Cash and cash equivalents at end of period	$14,405	$7,445
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$9,168	$1,053
Cash paid for taxes	$1,143	$383
Supplemental disclosure of noncash investing and financing activities:
Increase in land not owned under option agreements	$(12,255)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

When used in these notes, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the combined company, which has been renamed Green Brick Partners, Inc. and its subsidiaries, resulting from the acquisition by BioFuel Energy Corp. and its then consolidated subsidiaries (“BioFuel”) of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively, “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”) by means of a reverse recapitalization transaction on October 27, 2014.

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

Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Our operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either either the full retrospective approach or the modified retrospective approach. The

Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03. The standard clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, as part of its simplification initiative. Under the standard, adjustments to provisional amounts identified during the measurement period should be recognized in the reporting period in which the adjustments are determined. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts were recognized at the acquisition date should be presented separately, by line item, on the face of the income statement or disclosed in the notes. The standard is effective for the Company beginning on January 1, 2016. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$2,826	$3,694	$10,632	$18,453
Weighted-average number of shares outstanding —basic	48,495	11,109	37,125	11,109
Basic net income attributable to Green Brick Partners, Inc. per share	$0.06	$0.33	$0.29	$1.66
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$2,826	$3,694	$10,632	$18,453
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,495	11,109	37,125	11,109
Dilutive effect of stock options and restricted stock awards	100	—	36	—
Weighted-average number of shares outstanding —diluted	48,595	11,109	37,161	11,109
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.06	$0.33	$0.29	$1.66

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Antidilutive options to purchase common stock	—	—	67	—

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

A summary of inventory is as follows (in thousands):

	September 30, 2015	December 31, 2014
Completed home inventory and residential lots held for sale	$80,181	$47,048
Work in process	213,849	203,756
Undeveloped land	6,193	16,220
Land not owned under option agreements	17,804	7,279
Total Inventory	$318,027	$274,303

We capitalize interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest capitalized at beginning of period	$9,854	$1,082	$3,713	$1,065
Interest incurred	1,890	308	9,238	1,138
Interest charged to cost of sales	(1,389)	—	(2,315)	(105)
Interest charged to interest expense	—	(308)	(281)	(1,016)
Interest capitalized at end of period	$10,355	$1,082	$10,355	$1,082

5. DEBT

Term Loan Facility
Term loan facility outstanding consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Term Loan Facility	$—	$150,000

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

The costs associated with the issuance of the Term Loan Facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheet at December 31, 2014. We amortized these debt issuance costs to interest expense over the term of the Term Loan Facility using the effective interest method.

On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering, as defined in Note 6, to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated. In connection with the termination of the Term Loan Facility, we wrote-off the remaining unamortized debt issuance costs of $0.4 million, which is included in depreciation and amortization expense in our consolidated statement of income for the three and nine months ended September 30, 2015. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion on the Equity Offering.

Lines of Credit
Lines of credit outstanding at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Promissory note to Inwood National Bank (“Inwood”):
Direct finance leases A(1)	$—	$662
Direct finance leases B(2)	—	899
John’s Creek(3)	—	12,500
Revolving credit facility(4)	13,960	—
Total lines of credit	$13,960	$14,061

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

(3)
During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrued and was payable monthly at a rate of 4.0%. The credit facility was renewed until October 13, 2015 and was secured by land owned in John’s Creek, Georgia. This LOC was replaced with a new revolving credit facility in July 2015.

(4)
On July 30, 2015, the Company replaced its John's Creek credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the effective interest method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company's subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of the Company's subsidiaries.

The new revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. Beginning on August 30, 2015 and continuing on the 30th day of each consecutive month thereafter until the revolving credit facility matures on July 30, 2017, the Company must pay interest on the unpaid principal amount. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

In addition to the financial covenants described in footnote (4) to the table above, the new revolving credit facility with Inwood requires the Company to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants as of September 30, 2015.

Notes Payable
Notes payable outstanding at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lakeside DFW Land, LTD(2)	—	1,824
Lyons Equities, Inc. Trustee(3)	988	—
Centennial Park Richardson, LTD.(4)	304	—
Subordinated Lot Notes(5)	1,166	1,327
Total notes payable	$11,458	$12,151

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest at September 30, 2015 was $0.

(2)
On April 15, 2013, a subsidiary of JBGL signed a promissory note for $3.5 million maturing on January 22, 2014, bearing interest at 6.0% per annum and collateralized by land located in Denton, Texas. This note was paid in full during 2014. On April 16, 2014, a new promissory note was signed for $3.3 million maturing on April 30, 2015 bearing interest at 5.0% collateralized by land located in Denton, Texas. $1.5 million of this note was repaid in July 2014. This note was paid in full during the three months ended March 31, 2015.

(3)	On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, TX.

(4)
On July 20, 2015, a subsidiary of JBGL signed a promissory note for $0.3 million maturing on April 20, 2016, bearing interest at 0.0% per annum collateralized by land located in Richardson, TX. This note was paid in full in October 2015.

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

6. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Contributions	—	—	—	—	—	592	592
Distributions	—	—	—	(5,782)	(5,782)	(11,439)	(17,221)
Net income	—	—	—	18,453	18,453	8,290	26,743
Balance at September 30, 2014	11,108,500	$111	$155,985	$45,685	$201,781	$7,152	$208,933

Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	227	—	227	—	227
Issuance of common stock under 2014 Equity Plan	22,908	—	91	—	91	—	91
Issuance of common stock in connection with secondary offering, net of issuance costs	17,444,897	175	169,808	—	169,983	—	169,983
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(6,423)	(6,423)
Net income	—	—	—	10,632	10,632	7,846	18,478
Balance at September 30, 2015	48,813,889	$488	$271,752	$80,551	$352,791	$11,249	$364,040

Equity Offering
On July 1, 2015, the Company completed an underwritten public offering of 17,000,000 shares of its common stock at a price to the public of $10.00 per share and granted to the underwriters a 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments (the “Equity Offering”). On July 23, 2015, the underwriters exercised the option and purchased 444,897 additional shares. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the SEC.

The Equity Offering resulted in net proceeds to Green Brick of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, Green Brick used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Effective upon receipt of such payment, all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. Green Brick used the remaining net proceeds for working capital and general corporate purposes.

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

Share-Based Award Activity
A summary of restricted stock awards activity during the nine months ended September 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2014	—	$—
Granted	23	$8.73
Vested	—	$—
Forfeited	—	$—
Nonvested, September 30, 2015	23	$8.73

A summary of stock option activity during the nine months ended September 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2014	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2015	500	$7.49	9.63	$397
Options exercisable, September 30, 2015	—	$—	—	$—

A summary of our unvested stock options during the nine months ended September 30, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2014	500	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, September 30, 2015	500	$2.88

Valuation of Share-Based Awards
The weighted average per share grant date fair value of restricted stock awards granted during the nine months ended September 30, 2015 was $8.73, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the nine months ended September 30, 2015 and September 30, 2014.

Share-Based Compensation Expense
Share-based compensation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. There were no share-based awards issued prior to October 27, 2014. At September 30, 2015, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.3 million which is expected to be recognized over a weighted-average period of 3.7 years.

8. INCOME TAXES

We recorded an income tax provision of $1.9 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.0 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 26.0% and 25.2%, respectively, as compared to 0.0% and 1.2% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2015 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes. The effective tax rate for the nine months ended September 30, 2014 is driven by state income taxes.

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

As of September 30, 2015, we had deferred tax assets of $83.4 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. Our deferred tax asset valuation allowance remained unchanged during the nine months ended September 30, 2015 from December 31, 2014.

As of December 31, 2014, we had $178.8 million of federal net operating loss carryforwards that will expire beginning with the year ending December 31, 2029. We also have approximately $21.6 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a valuation allowance in the amount of $21.6 million is recorded against the state loss carryforwards in full.

At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefit. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

9. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2015 and 2014, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. The Company terminated this lease during the fourth quarter of 2014. During the three and nine months ended September 30, 2014, the Company paid rent of $1,016 and $13,913, respectively, under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During the three and nine months ended September 30, 2014, the Company incurred $0.4 million and $1.2 million, respectively, of expenses from this arrangement which are included as management fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.9% of the voting power of the Company. The Loan Agreement provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction. Certain subsidiaries of the Company guaranteed obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bore interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. On July 1, 2015 we used approximately $154.9 million of the net proceeds from an equity offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 5 for further discussion of this repayment.

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the three and nine months ended September 30, 2015. The noncontrolling interest attributable to Centre Living was $0.3 million as of September 30, 2015.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at September 30, 2015 and December 31, 2014. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. The Company has no litigation outstanding as of September 30, 2015. At September 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Builder Operations
Texas	$26,438	$19,042	$89,585	$54,035
Georgia	42,727	20,859	89,610	90,551
Land Development	6,033	9,775	26,442	33,942
	$75,198	$49,676	$205,637	$178,528
Gross profit:
Builder Operations
Texas	$7,054	$6,655	$22,744	$14,497
Georgia	6,938	6,014	19,356	24,245
Land Development	1,816	2,355	7,347	8,613
	$15,808	$15,024	$49,447	$47,355

	September 30, 2015	December 31, 2014
Inventory:
Builder Operations
Texas	$57,679	$44,771
Georgia	159,216	129,361
Land Development	101,132	100,171
	$318,027	$274,303

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Equity Offering
On July 1, 2015, we completed an underwritten public offering of 17,000,000 shares of our common stock at a price to the public of $10.00 per share and granted to the underwriters a 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments (the “Equity Offering”). On July 23, 2015, the underwriters exercised the option and purchased 444,897 additional shares. All of the shares were sold by us pursuant to an effective shelf registration statement previously filed with the SEC.

The Equity Offering resulted in net proceeds to us of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the loan agreement with certain funds and accounts managed by Greenlight, our largest shareholder, which provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Effective upon receipt of such payment, all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. We used the remaining net proceeds for working capital and general corporate purposes.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 4,100 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$225,000 to $575,000
			Single family	$275,000 to $1.3 million
			Luxury homes	$700,000 to $2.0 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$200,000 to $350,000
			Single family	$275,000 to $600,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$600,000 and above

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title commenced limited operations during the nine months ended September 30, 2015.

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

Overview and Outlook
The following are our key operating metrics for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014: home deliveries increased by 17.6%, home sales revenue increased by 73.3%, average selling prices increased by 47.5%, backlog units value increased by 20.8%, average sales price of homes in backlog increased by 24.4%, and net new home orders increased by 5.3%.

The following are our key operating metrics for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014: home deliveries increased by 9.0%, home sales revenue increased by 23.9%, and net new home orders increased by 0.8%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation.

According to the S&P/Case-Shiller Home Price Indices, from July 2014 to July 2015 homes in the Dallas and Atlanta markets appreciated by 8.7% and 5.8%, respectively (Source: S&P Dow Jones Indices and CoreLogic, September 2015). During the nine months ended September 30, 2015, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and third in the number of jobs added from July 2014 to July 2015 (Source: US Bureau of Labor Statistics, July 2015). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, August 2015). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended September 30, 2015, our land development segment revenue decreased $3.7 million, or 38.3%, from $9.8 million for the three months ended September 30, 2014 to $6.0 million for the three months ended September 30, 2015. The decrease was comprised of $4.5 million due to a 46.0% decrease in finished inventory lots delivered from 100 for the three months ended September 30, 2014 to 54 for the three months ended September 30, 2015, partially offset by an increase of $0.8 million related to an increase in the average sales price per lot of $111,716 per lot for the three months ended September 30, 2015 from $97,752 per lot for the three months ended September 30, 2014.

During the nine months ended September 30, 2015, our land development segment revenue decreased $7.5 million, or 22.1%, from $33.9 million for the nine months ended September 30, 2014 to $26.4 million for the nine months ended September 30, 2015. The decrease was comprised of $10.2 million due to a 30.1% decrease in finished inventory lots delivered from 342 for the nine months ended September 30, 2014 to 239 for the nine months ended September 30, 2015, partially offset by an increase of $2.7 million related to an increase in the average sales price per lot of $110,635 per lot for the nine months ended September 30, 2015 from $99,247 per lot for the nine months ended September 30, 2014.

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

Builder Operations
During the three months ended September 30, 2015, our builder operations segment delivered 154 homes, with an average sales price of $449,123, compared to 131 homes, with an average sales price of $304,583, during the same period in 2014. During the same period, our builder operations segment generated approximately $69.2 million in revenue compared to $39.9 million during the same period in 2014. For the three months ended September 30, 2015, net new home orders totaled 140, a 5.3% increase from the same period in 2014. At September 30, 2015, our builder operations segment had a backlog of 235 sold but unclosed homes, a 2.9% decrease from the same period in 2014, with a total value of approximately $98.3 million, an increase of $16.9 million, or 20.8%, from September 30, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog.

During the nine months ended September 30, 2015, our builder operations segment delivered 461 homes, with an average sales price of $388,709, compared to 423 homes, with an average sales price of $341,810, during the same period in 2014. During the same period, our builder operations segment generated approximately $179.2 million in revenue compared to $144.6 million during the same period in 2014. For the nine months ended September 30, 2015, net new home orders totaled 487, a 0.8% increase from the same period in 2014.

The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes closed during the period and local market appreciation. The average sales price of homes may increase or decrease depending on the mix of typical homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

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

As of September 30, 2015, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Sale of residential units	$69,165	$39,901	$179,195	$144,586
Sale of land and lots	6,033	9,775	26,442	33,942
Total revenues	75,198	49,676	205,637	178,528
Cost of residential units	55,173	27,232	137,095	105,844
Cost of land and lots	4,217	7,420	19,095	25,329
Total cost of sales	59,390	34,652	156,190	131,173
Total gross profit	15,808	15,024	49,447	47,355
Salary expense	(5,062)	(3,631)	(14,571)	(9,608)
Management fees expense – related party	—	(390)	—	(1,160)
Selling, general and administrative expense	(3,385)	(4,639)	(9,700)	(9,412)
Operating profit	7,361	6,364	25,176	27,175
Interest expense	—	(308)	(281)	(1,016)
Interest and fees income	—	44	—	295
Other (expense) income, net	(219)	(37)	(188)	627
Income before provision for income taxes	7,142	6,063	24,707	27,081
Income tax provision	1,856	—	6,229	338
Net income	5,286	6,063	18,478	26,743
Less: net income attributable to noncontrolling interests	2,460	2,369	7,846	8,290
Net income attributable to Green Brick Partners, Inc.	$2,826	$3,694	$10,632	$18,453

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.06	$0.33	$0.29	$1.66
Diluted	$0.06	$0.33	$0.29	$1.66

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,495	11,109	37,125	11,109
Diluted	48,595	11,109	37,161	11,109

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	140	133	7	5.3%
Number of cancellations	27	17	10	58.8%
Cancellation rate	16.2%	11.3%	4.9%	43.4%
Average selling communities	43	29	14	48.3%
Selling communities at end of period	42	29	13	44.8%
Backlog ($ in thousands)	$98,267	$81,336	$16,931	20.8%
Backlog (units)	235	242	(7)	(2.9)%
Average sales price of backlog	$418,157	$336,097	$82,060	24.4%

Net new home orders for the three months ended September 30, 2015 increased by 7 homes, or 5.3%, to 140 from 133 for the three months ended September 30, 2014. Overall absorption rate for the three months ended September 30, 2015 was an average of 3.3 per selling community (1.1 monthly), compared to an average of 4.6 per selling community (1.5 monthly) for the three months ended September 30, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 16.2% for the three months ended September 30, 2015, compared to 11.3% for the three months ended September 30, 2014. Management believes that the cancellation rate for the three months ended September 30, 2014 was atypically low. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. On average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units decreased by 7 homes, or 2.9%, from 242 as of September 30, 2014 to 235 as of September 30, 2015. The dollar value of backlog units increased $16.9 million, or 20.8%, to $98.3 million as of September 30, 2015 from $81.3 million as of September 30, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $82,060, or 24.4%, to $418,157 for the three months ended September 30, 2015, compared to $336,097 for the three months ended September 30, 2014. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	154	131	23	17.6%
Home sales revenue ($ in thousands)	$69,165	$39,901	$29,264	73.3%
Average sales price of home delivered	$449,123	$304,583	$144,540	47.5%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended September 30, 2015 for our builder operations segment was 154, compared to new home deliveries of 131 for the three months ended September 30, 2014, resulting in an increase of 23 homes, or 17.6%. The increase in new home deliveries was primarily attributable to a 48.3% increase in new communities to 43 from 29.

Home sales revenue increased $29.3 million, or 73.3%, to $69.2 million for the three months ended September 30, 2015, from $39.9 million for the three months ended September 30, 2014. The increase in revenue was comprised of (a) a $22.3 million increase in revenues resulting from an increase in average sales price of $144,540 per home to $449,123 for the three months ended September 30, 2015 from $304,583 for the three months ended September 30, 2014, and (b) a $7.0 million increase in revenues driven by a 17.6% increase in homes delivered to 154 for the three months ended September 30, 2015, from 131 for the three months ended September 30, 2014. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended September 30,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$69,165	100.0%	$39,901	100.0%
Cost of home sales	$55,173	79.8%	$27,232	68.2%
Homebuilding gross margin	$13,992	20.2%	$12,669	31.8%

Cost of home sales for the three months ended September 30, 2015 for builder operations was $55.2 million, compared to cost of home sales of $27.2 million for the three months ended September 30, 2014, resulting in an increase of $27.9 million, or 102.6%. Homebuilding gross margin percentage for the three months ended September 30, 2015 for builder operations was 20.2%, compared to a gross margin percentage of 31.8% for the three months ended September 30, 2014. The increase in homebuilding gross margin is largely due to the opening of new communities during the three months ended September 30, 2015. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the three months ended September 30, 2014, a substantial number of home closings in existing communities being closed out during the three months ended September 30, 2015, and the amortization of capitalized interest during the three months ended September 30, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$137	$270	2.3%	2.8%
Builder operations	$4,925	$3,751	7.1%	9.4%

Land Development
Salary expense and management fees expense for the three months ended September 30, 2015 for land development was $0.1 million compared to $0.3 million for the three months ended September 30, 2014, a decrease of 49.3%. The decrease is primarily the result of a decrease in employee headcount of 1.

Builder Operations
Salary expense and management fees expense for the three months ended September 30, 2015 for builder operations was $4.9 million, compared to $3.8 million for the three months ended September 30, 2014, an increase of 31.3%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 16 as our average selling community count increased to 43 for the three months ended September 30, 2015 compared to 29 for the three months ended September 30, 2014.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$308	$519	5.1%	5.3%
Builder operations	$3,077	$4,120	4.4%	10.3%

Land Development
Selling, general and administrative expense for the three months ended September 30, 2015 for land development was $0.3 million compared to $0.5 million for the three months ended September 30, 2014, a decrease of 40.7%. The decrease was primarily attributable to costs incurred in connection with the Transaction during the three months ended September 30, 2014.

Builder Operations
Selling, general and administrative expense for the three months ended September 30, 2015 for builder operations was $3.1 million, compared to $4.1 million for the three months ended September 30, 2014, a decrease of 25.3%. Selling, general and administrative expense as a percentage of revenue decreased 57.3%. The decrease was primarily attributable to higher costs incurred during the three months ended September 30, 2014 related to the Transaction and front end expenses incurred on new communities under development in 2014 that did not produce any revenues during the three months ended September 30, 2014 and did not open until 2015.

Interest Expense
Interest expense decreased $0.3 million, or 100.0%, to $0.0 million for the three months ended September 30, 2015, from $0.3 million for the three months ended September 30, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during three months ended September 30, 2015.

Interest and Fees Income
Interest and fees income was $0.0 million for the three months ended September 30, 2015 due to no notes receivable outstanding during the three months ended September 30, 2015.

Other (Expense) Income, Net
Other expense, net, increased $0.2 million, or 491.9%, to $0.2 million for the three months ended September 30, 2015. The increase in other expense, net was primarily due to an increase in amortization expense of approximately $0.4 million due to the write-off of the remaining unamortized debt issuance costs on the Term Loan Facility, partially offset by an increase in various other (expense) income.

Income Tax Provision
Income tax expense increased $1.9 million, or 100.0%, for the three months ended September 30, 2015, from an expense of $0.0 million for the three months ended September 30, 2014. The increase in income tax expense is due primarily to the change in income tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	487	483	4	0.8%
Number of cancellations	87	67	20	29.9%
Cancellation rate	15.2%	12.2%	3.0%	24.6%
Average selling communities	41	29	12	41.4%

Net new home orders for the nine months ended September 30, 2015 increased by 4 homes, or 0.8%, to 487 from 483 for the nine months ended September 30, 2014. Overall absorption rate for the nine months ended September 30, 2015 was an average of 12.0 per selling community (1.3 monthly), compared to an average of 16.7 per selling community (1.9 monthly) for the nine months ended September 30, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 15.2% for the nine months ended September 30, 2015, compared to 12.2% for the nine months ended September 30, 2014. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate and that our low cancellation rate for the nine months ended September 30, 2014 was atypical. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	461	423	38	9.0%
Home sales revenue ($ in thousands)	$179,195	$144,586	$34,609	23.9%
Average sales price of home delivered	$388,709	$341,810	$46,899	13.7%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the nine months ended September 30, 2015 for our builder operations segment was 461, compared to new home deliveries of 423 for the nine months ended September 30, 2014, resulting in an increase of 38 homes, or 9.0%. The increase in new home deliveries was primarily attributable to a 41.4% increase in new communities to 41 from 29.

Home sales revenue increased $34.6 million, or 23.9%, to $179.2 million for the nine months ended September 30, 2015, from $144.6 million for the nine months ended September 30, 2014. The increase in revenue is due to (a) a $21.6 million increase in revenues resulting from an increase in average sales price of $46,899 per home to $388,709 for the nine months ended September 30, 2015 from $341,810 for the nine months ended September 30, 2014, and (b) a $13.0 million increase in revenues driven by a 9.0% increase in homes delivered to 461 for the nine months ended September 30, 2015, from 423 for the nine months ended September 30, 2014.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Nine Months Ended September 30,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$179,195	100.0%	$144,586	100.0%
Cost of home sales	$137,095	76.5%	$105,844	73.2%
Homebuilding gross margin	$42,100	23.5%	$38,742	26.8%

Cost of home sales for the nine months ended September 30, 2015 for builder operations was $137.1 million, compared to cost of home sales of $105.8 million for the nine months ended September 30, 2014, resulting in an increase of $31.3 million, or 29.5%. Homebuilding gross margin percentage for the nine months ended September 30, 2015 for builder operations was 23.5%, compared to a gross margin percentage of 26.8% for the nine months ended September 30, 2014. The increase in homebuilding gross margin is largely due to the opening of new communities during the nine months ended September 30, 2015. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the three months ended September 30, 2014, a substantial number of home closings in existing communities being closed out during the three months ended September 30, 2015, and the amortization of capitalized interest during the nine months ended September 30, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$675	$718	2.6%	2.1%
Builder operations	$13,896	$10,050	7.8%	7.0%

Land Development
Salary expense and management fees expense for the nine months ended September 30, 2015 for land development remained flat at $0.7 million.

Builder Operations
Salary expense and management fees expense for the nine months ended September 30, 2015 for builder operations was $13.9 million, compared to $10.1 million for the nine months ended September 30, 2014, an increase of 38.3%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 51. The average selling community count is 41 for the nine months ended September 30, 2015 compared to 29 for the nine months ended September 30, 2014.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2015	2014	2015	2014
Land development	$1,039	$1,702	3.9%	5.0%
Builder operations	$8,661	$7,710	4.8%	5.3%

Land Development
Selling, general and administrative expense for the nine months ended September 30, 2015 for land development was $1.0 million compared to $1.7 million for the nine months ended September 30, 2014, a decrease of 39.0%. The decrease was primarily attributable to a one time nonrecurring charge during the nine months ended September 30, 2014.

Builder Operations
Selling, general and administrative expense for the nine months ended September 30, 2015 for builder operations was $8.7 million, compared to $7.7 million for the nine months ended September 30, 2014, an increase of 12.3%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count is 41 for the nine months ended September 30, 2015 compared to 29 for the nine months ended September 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased 9.4% due to costs incurred related to the Transaction during 2014 and front end expenses incurred on new communities under development in 2014 that did not produce any revenues during the nine months ended September 30, 2014 and did not open until 2015.

Interest Expense
Interest expense decreased $0.7 million, or 72.3%, to $0.3 million for the nine months ended September 30, 2015, from $1.0 million for the nine months ended September 30, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during nine months ended September 30, 2015.

Interest and Fees Income
Interest and fees income was $0.0 million due to no notes receivable outstanding during the nine months ended September 30, 2015.

Other (Expense) Income, Net
Other (expense) income, net, decreased $0.8 million, or 130.0%, to other expense, net of $0.2 million for the nine months ended September 30, 2015, from other income, net of $0.6 million for the nine months ended September 30, 2014. The decrease was due to a $0.8 million increase in depreciation and amortization expense and a $0.6 million decrease in interest on direct financing leases income, partially offset by a increase in various other (expense) income.

Income Tax Provision
Income tax expense increased $5.9 million, or 1,742.9%, for the nine months ended September 30, 2015, from an expense of $0.3 million for the nine months ended September 30, 2014. The increase in income tax expense is due primarily to the change in income tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through September 30, 2015, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning. Our deferred tax asset valuation allowance remained unchanged during the nine months ended September 30, 2015 from December 31, 2014.

As of September 30, 2015, we had deferred tax assets of $83.4 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to federal net operating loss carryforwards and basis in partnerships. We evaluate the appropriateness of a valuation allowance based on the consideration of all available positive and negative evidence, including the generation of taxable income, historical operating results, economic factors and general risk factors, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized in consideration of all available positive and negative information. As of September 30, 2015, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of September 30, 2015 and December 31, 2014. Owned lots are those to which the Company holds title, while controlled lots are those that the Company has the contractual right to acquire title but does not currently own.

	September 30, 2015	December 31, 2014
Lots Owned(1)
Texas	1,958	2,105
Georgia	931	1,211
Total	2,889	3,316
Lots Controlled(1)(2)
Texas	353	279
Georgia	879	561
Total	1,232	840

Total Lots Owned and Controlled(1)	4,121	4,156

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of September 30, 2015 and December 31, 2014, we had $14.4 million and $21.3 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins.

Our principal uses of capital for the three months ended September 30, 2015 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On July 1, 2015, we completed the Equity Offering of 17,000,000 shares of our common stock at a price to the public of $10.00 per share. On July 23, 2015, the underwriters purchased 444,897 additional shares pursuant to their 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. The Equity Offering resulted in net proceeds of approximately $170.0 million, after deducting underwriting discounts and offering expenses, which we used to repay the Term Loan Facility and for working capital and general corporate purposes. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood National Bank (“Inwood”), which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017. See Note 5 and Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

As a result of the Equity Offering, the repayment of the Term Loan Facility and the $50.0 million replacement line of credit with Inwood, our debt to total capitalization ratio was less than 7% as of September 30, 2015. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 40%, which we expect will provide us with significant additional growth capital.

Term Loan Facility
On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated. The Term Loan Facility was secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of our subsidiaries. Certain of our subsidiaries guaranteed obligations under the Term Loan Facility pursuant to the guaranty. In connection with the termination of the Term Loan Facility, we wrote-off the remaining unamortized debt issuance costs of $0.4 million, which is included in depreciation and amortization expense in our consolidated statement of income for the three and nine months ended September 30, 2015.

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

Revolving Credit Facility
As of September 30, 2015, we had the following lines of credit (“LOC”):

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

During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrued and was payable monthly at a rate of 4.0%. The credit facility was renewed until October 13, 2015 and was secured by land owned in John’s Creek, Georgia. This LOC was replaced with a new revolving credit facility in July 2015.

On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the effective interest method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of our subsidiaries.

The new revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. Beginning on August 30, 2015 and continuing on the 30th day of each consecutive month thereafter until the revolving credit facility matures on July 30, 2017, we must pay interest on the unpaid principal amount. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

In addition to the financial covenants described above under the new revolving credit agreement, the new revolving credit agreement require us to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. We were in compliance with these covenants as of September 30, 2015.

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

On July 20, 2015, a subsidiary of JBGL signed a promissory note with Centennial Park Richardson, LTD. for $0.3 million maturing on April 20, 2016, bearing interest at 0.0% per annum collateralized by land located in Richardson, TX. This note was paid in full in October 2015.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

•
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2015 was $21.5 million, compared to net cash provided of $4.7 million during the nine months ended September 30, 2014. The change was primarily attributable to (a) a decrease in net income of approximately $8.3 million primarily related to (i) an increase in salary expense and management fees expense - related party of $3.8 million due to increase in associated costs of benefits to support the growth in our business and an increase in employee headcount and (ii) an increase in various other income and expenses, and (b) changes in working capital associated with earnest money deposits, as earnest money deposits increased by 149.3% for the nine months ended September 30, 2015 compared to an increase in earnest money deposits of 118.2% during the nine months ended September 30, 2014.

•
Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2015 was $1.8 million, compared to net cash provided of $8.8 million during the nine months ended September 30, 2014. The change was primarily due to a decrease in notes receivable payments of $9.5 million, partially offset by a decrease in issuance of notes receivable of $1.9 million and an increase in proceeds from investment in direct financing leases of $0.3 million for the nine months ended September 30, 2015.

•
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $12.9 million, compared to net cash used of $22.7 million during the nine months ended September 30, 2014. The change was primarily due to (i) proceeds from the Equity Offering, net of issuance costs of $170.0 million (ii) an increase in line of credit borrowings of $33.0 million, and (iii) a decrease in net distributions to and contributions from controlling and noncontrolling interests members of $10.3 million, partially offset by (a) a increase in repayments of the Term Loan Facility and (ii) an increase in repayments of notes payable and line of credit of $25.1 million during the nine months ended September 30, 2015.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2015.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of September 30, 2015, we had $14.0 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2015, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of the actions that we have undertaken and are currently undertaking to remediate these material weaknesses, which have not been remediated as of September 30, 2015, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the third quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Amendment No. 1, dated as of August 12, 2015, to Section 382 Rights Agreement, between Green Brick Partners, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 14, 2015).

10.1
Loan Agreement, dated as of July 30, 2015, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 5, 2015).

10.2
Revolving Line of Credit Note, dated as of July 30, 2015, issued by Green Brick Partners, Inc. in favor of Inwood National Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 5, 2015).

10.3
Guaranty Agreement, dated as of July 30, 2015, by and among JBGL Mustang, LLC, JBGL Chateau, LLC, JBGL Exchange, LLC, JBGL Builder Finance, LLC, and Johns Creek 206, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 5, 2015).

10.4
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Mustang, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 5, 2015).

10.5
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Exchange, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed August 5, 2015).

10.6
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Chateau, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed August 5, 2015).

10.7
Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 30, 2015, by Johns Creek 206, LLC, as grantor, to Inwood National Bank, as grantee (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed August 5, 2015).

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

Date:    November 12, 2015