Form 10-K
period 2015-12-31
Green Brick Partners, Inc.
filed 2016-03-30
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
 The aggregate market value of voting stock held by non-affiliates of the Registrant was $153,383,220 as of June 30, 2015 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of March 25, 2016 was 48,833,323.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements and information that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Statements that are “forward-looking statements,” include any projections of earnings, revenue or other financial items, any statements of the plans, strategies or objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, any statements concerning potential acquisitions, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “outlook,” “strategy,” “positioned,” “intends,” “plans,” “believes,” “projects,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to the timing and size of share repurchases, acquisitions, joint ventures and other strategic actions;

•	our debt and related service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•	other risks and uncertainties inherent in our business, including those described in Item 1A. “Risk Factors.”

Should one or more of the risks or uncertainties described above or elsewhere in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required by law, we disclaim all responsibility to publicly update any information contained in a forward-looking statement.

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

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)), and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”), which provided for a five year term loan facility (the "Term Loan Facility").

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

On July 1, 2015, we completed an underwritten public offering of 17 million shares of our common stock at a price to the public of $10.00 per share and granted to the underwriters a 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments (the “Equity Offering”). On July 23, 2015, the underwriters exercised the option and purchased 444,897 additional shares. All of the shares were sold by us pursuant to an effective shelf registration statement previously filed with the SEC.

The Equity Offering resulted in net proceeds to us of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated and all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. We used the remaining net proceeds for working capital and general corporate purposes.

Our Company
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

We sell finished lots or option lots from third-party developers to our controlled builders for their homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our controlled builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of at least 20% and by providing construction financing at approximately a 13.8% interest rate. Our income is further enhanced by our 50% equity interest in the profits of our controlled builders. In addition, the land we sell to third-party homebuilders also typically generates an unlevered IRR targeted at 20% or greater.

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$260,000 to $590,000
			Single family	$315,000 to $1.4 million
			Luxury homes	$770,000 to $3.0 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$210,000 to $390,000
			Single family	$280,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$600,000 and above

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title commenced limited operations during the year ended December 31, 2015.

The following chart sets forth the number of new homes delivered by our controlled builders, the home sales revenue, the average sales price of homes delivered and the amount of lot sales revenue generated during the years ended December 31, 2015 and 2014.

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
New homes delivered	655	587	68	11.6%
Home sales revenue (dollars in thousands)	$254,267	$200,650	$53,617	26.7%
Average sales price of home delivered	$388,194	$341,823	$46,371	13.6%
Lot sales revenue (dollars in thousands)	$36,878	$45,452	$(8,574)	(18.9)%

Our Competitive Strengths
Our business is characterized by the following competitive strengths:

Optionality Provided by Our Combined Land Development and Homebuilding Structure
We are a uniquely structured company that combines residential land development and homebuilding. We are strategically positioned to either build and sell new homes on lots through our controlled builders or develop land and sell finished lots to large unaffiliated homebuilders. While our business plan increasingly has focused on building new homes on our owned and controlled lots, we proactively monitor market conditions to opportunistically sell a minority of our finished lots to large unaffiliated homebuilders if we believe that doing so will maximize our returns or lower our risk.

Experienced Management Team
Our management team is comprised of homebuilding and finance veterans that collectively have decades of experience and local knowledge of our core markets. Our founder and Chief Executive Officer, James R. Brickman has over 38 years of experience in real estate development and home building. Richard A. Costello, our Chief Financial Officer, joined the Company in 2015 and provides oversight of all financial reporting, lending relationships, audit supervision, cash management, and investor relations. Mr. Costello has over 25 years of financial and operational experience in all aspects of real estate management. Jed Dolson, Head of Land Acquisition and Development, joined JBGL as an employee in 2013 and is responsible for land entitlement and development activities, including overseeing our land development operations in Dallas. Our management team has a proven record of running profitable businesses and making prudent investment decisions. We believe that our experienced management team is well positioned to design and execute the development of complex, master planned residential communities.

Focus on Operations in Dallas and Atlanta Housing Markets with a Favorable Growth Outlook and Strong Demand Fundamentals
We currently operate in the Dallas and Atlanta markets, which we believe are among the most desirable homebuilding markets in the nation. We believe our core markets exhibit attractive residential real estate investment characteristics, such as growing economies, improving levels of employment and population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics.

Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked third in both the rate of job growth and in the number of jobs added from October 2014 to October 2015 (Source: US Bureau of Labor Statistics, October 2015). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, November 2015).

We believe that increasing demand and supply constraints in our core markets create favorable conditions for our future growth.

Attractive Land Positions in Our Core Markets
We believe that we have strategically well-located land positions and lot positions within our core markets. We believe we have acquired our land and lot positions at attractive prices, providing us with significant opportunity for a healthy return on our investment. We expect the demand for housing in our core markets to continue to improve, due to rising consumer confidence, high affordability metrics, and a reduction in home inventory levels.

We seek to acquire land with convenient access to Dallas and Atlanta metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. For example, Capital currently owns, controls or is developing approximately 2,700 home sites under the brand Green Brick Communities in the Dallas market. Builder Finance owns or controls approximately 2,000 home sites in the Dallas and Atlanta markets.

We believe that our attractive inventory of home sites will enable us to capture the benefits of expected increases in home sales volumes and home prices as the U.S. housing market continues to recover and demand for new homes increases.

Land Sourcing and Evaluation Capabilities
We believe that our extensive experience and the strong reputation of our management team combined with our long-standing relationships with other market participants provide us with a competitive advantage in efficiently sourcing, purchasing and entitling land. We are actively involved in every step of the land entitlement, home design and construction process with our controlled builders. Our management team has developed significant collaborative relationships over decades with land sellers, developers, contractors, lenders, brokers and investors throughout the Dallas and Atlanta markets. Our deep and wide-ranging knowledge of the Dallas and Atlanta markets and our ability to quickly and efficiently identify, acquire and develop land in desirable locations and on favorable terms are key to our success.

Disciplined Investment Approach
We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends.

Our management team has gained significant operating expertise through varied economic cycles. The perspective gained from these experiences has helped shape our investment approach. We believe that our management team has learned to effectively evaluate housing trends in our markets, and to react quickly and rationally to market changes. For example, we made significant land investments during the downturn at prices that we view as attractive. Our cycle-tested management approach balances strategic planning with local day-to-day decision-making responsibilities freeing up our controlled builders to concentrate on growing our homebuilding business rather than focusing on obtaining capital to fund their operations. We believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk.

No Legacy Issues
We do not have distressed legacy assets or liabilities to manage. All of our owned land and lots, as well as those we have under option contracts, purchase contracts or non-binding letter of intent, are located in markets that we targeted during the downturn or after recovery had commenced. The absence of legacy issues has allowed us to attract and retain experienced and talented land development personnel who became available during the downturn. We believe that the absence of legacy issues enables us to achieve superior growth and profitability instead of diverting resources to manage troubled assets and relationships.

Business Strategy
We believe we are well-positioned for growth in our core Dallas and Atlanta markets through the disciplined execution of the following elements of our strategy:

Combine Land Acquisition and Development Expertise with Homebuilding Operations to Maximize Profitability
Our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall corporate profitability and returns, rather than how they might drive volume on a market basis. We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target homebuyer’s expectations, while selling homes at competitive prices. Our strategy of holding land inventory provides us with a multi-year supply of lots for future homebuilding. We focus on the development of entitled parcels in communities where we can generally sell all lots and homes within 24 to 60 months from the start of sales. This focus allows us to limit exposure to land development and market cycle risk while pursuing attractive returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land options and other flexible land acquisition arrangements.

Maximize Benefits of Unique Land Development and Homebuilding Structure
Our unique land development and homebuilding structure provides the flexibility to monetize the value of our land assets either by building and selling homes through our controlled builders or developing land and selling finished lots to large unaffiliated homebuilders. When evaluating our land assets, we consider the potential contribution of each asset to our overall performance, taking into account the timeframe over which we may monetize the asset. While we currently expect the majority of our land to be utilized by our controlled homebuilders, we believe our land development and homebuilding strategy provides us with increased flexibility to seek to maximize risk-adjusted returns as market conditions warrant.

Increase Long-Term Value by Investing in Infrastructure
In our communities, we typically make enhanced investment in infrastructure, including landscaping, amenity centers and enforcing higher construction standards on our controlled and unaffiliated builders in our communities. We believe this creates greater long-term value for us and for our controlled and unaffiliated builders, homebuyers, shareholders and the communities in which we build.

Drive Revenue by Opening New Communities from Existing Land Supplies
We have strategically invested in new land in a number of prime neighborhoods in our core markets. We currently own or control over 4,700 home sites in the Dallas and Atlanta markets. We believe that a majority of our land inventory was purchased or controlled at low price points during the downturn in the housing cycle. We expect these land purchases to provide us with the opportunity for continued revenue growth and strong gross margin performance. We continue to identify development opportunities that should allow us to profit from lot sales, construction interest and our 50% equity interest in the profits of our controlled builders.

Increase Market Position in Dallas and Atlanta
We believe that there are significant opportunities to profitably expand in our core Dallas and Atlanta markets. We continually review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results. We use the results of these reviews to re-allocate our investments to those areas where we believe we can maximize our profitability and return on capital. We seek to use our local relationships with land sellers, brokers and investors to pursue the purchase of additional land parcels in our core markets. While our primary growth strategy focuses on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into attractive new markets.

Superior Design, Broad Product Range and Enhanced Homebuying Experience
Within each of our core markets, we partner our expertise with our controlled builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. One of our core operating philosophy is to create a culture which provides a positive, memorable experience for our homebuyers through active engagement in the building process. At higher price points, we provide our homebuyers with customization options to suit their specific needs and tastes. We engineer our homes for energy-efficiency to reduce the impact on the environment and lower energy costs for our homebuyers. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants and homeowner focus groups, we research and design a diversified range of products for various levels and price points. Our homebuilding projects include townhomes, single family homes and luxury custom homes. We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy.

Pursue Further Growth Through the Prudent Use of Leverage
As of December 31, 2015, our debt to total capitalization ratio is less than 14%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Pursue Acquisitions of Additional Homebuilders
We intend to pursue the acquisition of additional homebuilders in our core and new markets. Our preference is to continue to acquire controlling interest in homebuilders with existing management continuing to own a significant ownership stake. We will seek to acquire and then retain management teams which have the deep local relationships with land owners and have a strong reputation for building well-crafted homes in their markets. We expect that our ability to provide capital discipline and strategic oversight will complement the local skills, relationships and reputations to our future homebuilder partners.

Our Homebuilding Projects
Our homebuilding projects usually take approximately 24 to 60 months to complete from the start of sales, although certain projects may take longer to complete. The following table presents project information relating to each of our markets as of December 31, 2015, as well as current projects under development. Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but not yet delivered. (While we may accept sales contracts on a contingent basis in limited circumstances, such contracts are not included in our backlog until the contingency is removed).

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2015	Backlog at December 31, 2015	Lots as of December 31, 2015	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
Texas
CB JENI Brick Row Townhomes LLC	2012	152	135	15	2	$260 – $360	1,700 – 2,400
CB JENI Viridian LLC	2013	110	90	11	9	$220 – $280	1,500 – 2,000
CB JENI Grand Canal THs	2015	58	5	7	46	$300 - $380	1,700 – 2,600
CB JENI Raiford Road	2015	53	5	9	39	$260 – $350	1,700 – 2,600
CB JENI Berkshire Place LLC	2014	81	59	16	6	$240 – $300	1,400 – 2,100
CB JENI Mustang Park LLC TH	2014	177	57	17	103	$260 – $370	1,500 – 2,300
CB JENI Hometown	2016	34	—	—	34	$250 – $290	1,700 – 2,200
CB JENI Los Rios, LLC	2016	98	—	—	98	$230 – $290	1,400 – 2,100
CB JENI McKinney Ranch, LLC	2016	71	—	—	71	$230 – $290	1,500 – 2,000
CB JENI Stonegate, LLC	2016	79	—	—	79	$250 – $300	1,500 – 2,000
CB JENI Stacy Crossing, LLC	2016	145	—	—	145	$260 – $360	1,500 – 2,300
CB JENI Fairview	2017	36	—	—	36	$260 – $350	1,600 – 2,200
CB JENI Heritage Creekside	2017	105	—	—	105	$300 – $375	2,100 – 3,600
CB JENI Frisco Springs	2017	150	—	—	150	300’s +	1,800 – 2,600
CB JENI/Normandy Southgate	2017	425	—	—	425	300’s +	TBD
Normandy Lakeside, LLC	2014	76	48	10	18	$375 – $700	2,200 – 4,400
Normandy Cypress Meadows LLC	2014	140	32	12	96	$460 – $700	2,700 – 4,400
Normandy Homes Viridian LLC SF	2014	36	29	1	6	$280 – $375	2,100 – 3,200
Normandy Cottonwood Crossing	2015	47	2	10	35	$300 – $450	1,800 – 3,450
Normandy Mustang SF	2015	83	3	6	74	$400 – $700	2,200 – 4,400
Normandy Twin Creeks	2015	72	—	2	70	$360 – $500	1,800 – 3,450
Normandy Waters Branch	2017	48	—	—	48	$400 – $550	2,000 – 3,800
Southgate	2013	41	30	4	7	$640 – $1,000+	3,300 – 4,970
Southgate Canals at Grand Park	2015	41	—	2	39	$690 – $760	3,900 – 4,500
Southgate Bluffs at Austin Waters	2016	69	15	7	47	$640 – $750	3,400 – 4,400
Southgate Twin Creeks	2016	29	—	—	29	$610 – $670	3,400 – 4,000
Southgate Angel Field West	2016	62	—	5	57	$630 – $760	3,400 – 4,500
Southgate Bethany Mews	2016	4	2	—	2	$770 – $790	3,900 – 3,925
Southgate Ranch	2017	32	—	—	32	700’s +	3,700 +
Twin Creeks Future	2015	649	—	—	649	$360 – $500	1,800 – 3,450
Centre Living	2013	12	4	—	8	$490 – $950	2,300 – 3,400
Texas Total		3,215	516	134	2,565

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2015	Backlog at December 31, 2015	Lots as of December 31, 2015	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
Georgia:
The Providence Group Custom Homes LLC	2012	129	107	4	18	$408 – $950	2,600 – 5,300
The Providence Group & Associates LLC	2013	17	10	1	6	$690 – $730	3,700 – 4,400
Providence Luxury Homes	2013	9	8	1	—	$830 – $2,500+	3,400 – 11,000
TPG Custom Homes - Academy	2017	83	—	—	83	$440 – $680	1,850 – 3,500
TPG Custom Homes - Roswell	2016	92	—	—	92	$340 – $385	2,100 – 2,700
TPG Custom Homes - Townes @ Chastain	2017	162	—	—	162	$400 – $475	1,800 – 2,250
TPG Custom Homes - Dunwoody Towneship	2017	40	—	—	40	$400 – $450	2,000 – 2,550
TPG Homes, LLC - Suwanee	2017	70	—	—	70	$265 – $285	1,950 – 2,250
TPG Homes at Whitfield Parc	2013	76	73	1	2	$320 – $330	2,400
TPG Homes at Seven Norcross	2015	24	17	3	4	$314 – $465	2,000 – 3,000
TPG Homes at Traditions	2015	100	18	8	74	$400 – $690	2,300 – 4,200
TPG Homes at Rivers Edge	2015	120	32	17	71	$260 – $360	2,000 – 3,300
TPG Homes – Highpointe at Vinings	2015	84	6	8	70	$517 – $650	2,800 – 4,200
TPG Homes at Brookmere	2016	194	—	—	194	$315 – $600	2,000 – 4,300
TPG Homes at Bellmoore Park LLC	2015	618	18	12	588	$450 – $770	2,600 – 4,500
TPG Homes at The Reserve at Providence	2015	37	8	1	28	$900 – $1,400	3,700 – 5,800
TPG Homes at Central Park at Deerfield Township	2016	283	—	3	280	$430 – $575	2,350 – 3,500
TPG Homes at East Village	2015	62	8	2	52	$305 – $350	2,000 – 2,400
TPG Homes at Bluffs at Lennox	2015	29	14	2	13	$499 – $590	1,900 – 2,300
TPG Homes at Sugarloaf (Glens)	2016	92	—	—	92	$315 – $355	2,000 – 2,250
TPG Homes at Cogburn	2016	19	—	3	16	$560 – $700	3,200 – 4,300
TPG Homes at Byers Landing	2015	12	11	1	—	$340 – $385	2,100 – 2,700
Georgia Total		2,352	330	67	1,955

Total Lots		5,567	846	201	4,520

(1)	2016 or 2017 is anticipated “Year of First Delivery.”

(2)
Number of homes is subject to change due to changes in zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality.

Project Sales by Market
The following table sets forth units sales revenue for our builder operations and units delivered to third party homebuilders by market for the years ended December 31, 2015, 2014 and 2013.

Builder Operations	Year Ended December 31,
	2015		2014		2013
Location	Home Sales	Units Delivered	Home Sales	Units Delivered	Home Sales	Units Delivered
	(dollars in thousands)
Builder Operations (Homes)
Texas Homes
CB JENI Berkshire Place LLC	$12,752	52	$1,603	7	$—	—
CB JENI Brick Row Townhomes LLC	$6,030	20	$8,362	36	$10,746	55
CB JENI Chase Oaks Village II LLC	$—	—	$—	—	$9,651	50
CB JENI Grand Park	$1,581	5	$—	—	$—	—
CB JENI Hemingway Court LLC	$—	—	$—	—	$8,940	32
CB JENI Lake Vista Coppell LLC	$—	—	$3,771	13	$7,089	25
CB JENI Mustang Park LLC	$14,950	54	$867	3	$—	—
CB JENI Pecan Park LLC	$4,583	20	$9,295	43	$722	3
CB JENI Raiford Crossing	$1,497	5	$—	—	$—	—
CB JENI – Settlement at Craig Ranch LLC	$—	—	$—	—	$4,155	16
CB JENI Viridian LLC	$9,900	42	$9,531	42	$1,361	6
Normandy Alto Vista Irving, LLC	$6,307	12	$4,963	10	$2,591	5
Normandy Cottonwood Crossing	$676	2	$—	—	$—	—
Normandy Homes Cypress Meadows LLC	$15,700	28	$2,107	4	$—	—
Normandy Homes Mustang Park	$1,307	3	$—	—	$—	—
Normandy Homes Viridan LLC	$7,951	27	$553	2	$—	—
Normandy Lake Vista Coppell	$2,582	6	$12,306	29	$1,571	4
Normandy Lakeside, LLC	$15,765	28	$10,802	20	$—	—
Normandy Pecan Park, LLC	$8,968	22	$4,266	11	$—	—
Southgate	$9,409	13	$12,518	12	$2,953	8
Centre Living	$2,021	2	$869	—	$2,985	2
Texas Homes Total	$121,979	341	$81,813	232	$52,764	206
Georgia Homes
TPG Homes LLC	$27,479	74	$5,458	16	$11,256	34
TPG Homes at Abberley LLC	$—	—	$2,261	8	$6,808	30
TPG Homes at Bellmoore LLC	$11,070	18	$—	—	$—	—
TPG Homes at Crabapple LLC	$849	2	$7,876	21	$10,516	28
TPG Homes at Jamestown LLC	$9,917	34	$27,985	93	$17,873	57
TPG Homes at LaVista Walk LLC	$—	—	$4,653	15	$11,600	38
TPG Homes at Highlands LLC	$2,650	9	$21,729	75	$20,766	68
TPG Homes at Three Bridges LLC	$15,508	53	$17,047	63	$8,887	37
The Providence Group Custom Homes LLC	$44,640	72	$18,363	35	$16,663	33
The Providence Group & Associates LLC	$1,871	3	$1,477	3	$1,950	4
Providence Luxury Homes	$3,183	4	$2,496	4	$321	1
TPG Homes at Whitfield Parc	$15,121	45	$7,347	22	$1,952	6
The Providence Group at Jamestown II LLC	$—	—	$—	—	$2,835	12
Georgia Homes Total	$132,288	314	$116,692	355	$111,427	348
Other
TPG Custom Home of Florida LLC(1)	$—	—	$—	—	$4,400	2
Lot Sales Revenue(2)	$—	—	2,145	—	—	—
Other Total	$—	—	$2,145	—	$4,400	2
Homes Total	$254,267	655	$200,650	587	$168,591	556

Highland Units(3)
Highlands Units	$—	—	$—	—	$2,517	15
Highland Units Total	$—	—	$—	—	$2,517	15
Total with Highland Units	$254,267	655	$200,650	587	$171,108	571

(1)	The Company has occasionally built homes outside of the Dallas and Atlanta markets.

(2)	Lots owned and developed to build homes sold to a third party developer.

(3)	Highland Units represent units built in connection with a notes receivable and are not included in units delivered.

Land Development	Year Ended December 31,
	2015		2014		2013
Location	Lot Sales	Units Delivered	Lot Sales	Units Delivered	Lot Sales	Units Delivered
	(dollars in thousands)
Land Development (Lots)
Bethany Mews (TX)	$265	1	$2,851	17	$1,236	8
Chateau du Lac (TX)	$1,770	6	$1,881	7	$865	4
Cypress Meadows (TX)	$4,772	37	$4,042	33	$—	—
Hamilton Hills (TX)	$—	—	$1,103	7	$5,394	33
Hardin Lake (TX)	$1,505	20	$5,432	75	$—	—
Hawthorne Estates (TX)	$644	6	$2,806	27	$1,868	19
Inwood Hills (TX)	$—	—	$957	15	$7,999	126
Lakeside (TX)	$6,164	61	$9,602	88	$1,712	18
The Landings (TX)	$8,539	81	$5,184	51	$5,746	81
Mustang Park (TX)	$7,439	76	$11,594	129	$7,462	58
Twin Creeks (TX)	$5,780	48	$—	—	$—	—
Willowcrest (TX)	$—	—	$—	—	$1,453	25
Lots Total	$36,878	336	$45,452	449	$33,735	372

Company Total (Homes and Lots)	$291,145	991	$246,102	1,036	$204,843	943

Owned and Controlled Lots
The following table presents the lots we owned or controlled as of December 31, 2015 and 2014. Owned lots are those to which we hold title, while controlled lots are those that we have the contractual right to acquire title but do not currently own. With respect to controlled lots, we generally enter into lot option contracts where an earnest money deposit of up to 20% of the total purchase price of the lots is deposited with the seller. The earnest money deposit is applied to the purchase price of the lots within the lot option contract. Certain of our lot option contracts require an escalation in lot price from zero to six percent per year. The length of the lot option contract is generally based upon the number of lots being purchased and the agreed upon lot takedown schedule, which determines the number and frequency of lot purchases. Townhome lot option contracts typically require two to four lot purchases per month and single family lot option contracts typically require two to three lot purchases per month.

Lots Owned and Controlled

	December 31,
	2015	2014
Lots Owned(1)
Texas	2,659	2,105
Georgia	991	1,211
Total	3,650	3,316
Lots Controlled(1)
Texas	326	279
Georgia	758	561
Total	1,084	840

Total Lots Owned and Controlled(2)	4,734	4,156

(1)	The “land use” assumptions used in the above table may change over time.

(2)	Total lots excludes homes under construction.

Acquisition Process
Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate if we pursue the property.

We often purchase land parcels from large, long-term landowners who sell portions of their land to benefit from our experience in planning and executing complex land development projects. We also purchase land from large real estate developers that recognize the benefit of working with an experienced and reputable developer and homebuilder. Additionally, we acquire land from owners that want to leverage our expertise in land entitlement so that the owners may later sell all or part of their land to us after entitlement. We also acquire land from other developers that want our controlled builders to build homes in their neighborhoods.

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

Homebuilding, Marketing and Sales Process
TPG builds town homes, single family homes, and luxury homes in the Atlanta market. TPG’s town homes range from 1,900 to 3,000 square feet, have two or more bedrooms and range in price from $260,000 to $590,000. TPG’s single family homes range from 2,300 to 5,800 square feet, have three or more bedrooms and range in price from $315,000 to $1.4 million. TPG’s luxury homes have over 4,000 square feet, four or more bedrooms and range in price from $770,000 to more than $3.0 million. TPG has received numerous industry awards, including the best master planned community by the Greater Atlanta Home Builders Association in 2013.

In the Dallas market our controlled builders construct townhomes, single family homes and luxury homes. CB JENI builds town homes with 1,400 to 2,600 square feet, two or more bedrooms and prices ranging from $210,000 to $290,000. Normandy constructs single family homes with square footage of over 1,800 square feet, three or more bedrooms and a price between $280,000 and $700,000. Southgate builds luxury homes that have over 3,400 square feet, four or more bedrooms and prices of $600,000 and above. Southgate also acts as a contractor on homes up to $2.0 million. Centre Living builds homes and luxury townhomes, in premier centrally located neighborhoods in the Dallas market, that range from 2,100 to 3,300 square feet, two to three bedrooms and prices from $500,000 to more than $1,000,000. Centre also acts as a contractor on homes up to $2.5 million and on amenity centers for our other Dallas builders.

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

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Segments
We organize our operations into two reportable segments: land development and homebuilding services. Within homebuilding services, our two operating segments consist of Texas and Georgia. The reportable segments follow the same accounting policies as our consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented. Financial information about our segments appears in Note 14, "Segment Information," of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Corporate Organization and Structure
We carry out our business generally through a number of project-specific, wholly-owned limited liability company subsidiaries. Our homebuilding operations business is conducted primarily through Builder Finance, and the land development operations conducts its business under the brand Green Brick Communities.

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

Competition
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Employees
As of December 31, 2015, we had approximately 200 employees, including those of our controlled builders. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us or our affiliates are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Offices and Available Information
Our principal executive offices are located at 2805 Dallas Parkway, Ste 400, Plano, TX 75093. Our telephone number is (469) 573-6755. Our website address is www.greenbrickpartners.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15

(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Executive Officers and Directors
The following table sets forth certain information regarding our executive officers and directors as of March 13, 2016:

Executive Officers

Name	Age	Position
James R. Brickman	64	Chief Executive Officer and Director
Richard A. Costello	57	Chief Financial Officer
Jed Dolson	38	Head of Land Acquisition and Development

James R. Brickman - Mr. Brickman has been our Chief Executive Officer and one of our directors since October 2014. Mr. Brickman was the founding manager and advisor of each of Capital since 2008 and Builder Finance since 2010. Mr. Brickman is responsible for all major investment decisions, capital allocation, strategic planning, and relationships with our controlled builders and lead investor. Prior to forming JBGL in 2008, Mr. Brickman was a manager of various joint ventures and limited partnerships that developed/built low and high rise office buildings, multifamily and condominium homes, single family homes, entitled land, and supervised a property management company. He previously also served as Chairman and CEO of Princeton Homes Ltd. and Princeton Realty Corporation that developed land, constructed single family custom homes, and managed apartments it built. Mr. Brickman has over 37 years’ experience in nearly all phases of real estate construction, development, and real estate finance property management. He received a B.B.A. and M.B.A. from Southern Methodist University.

Richard A. Costello - Mr. Costello has been our Chief Financial Officer since April 2015. From January 2015 until his appointment as Chief Financial Officer, Mr. Costello served as our Vice President of Finance. Mr. Costello has over 25 years of financial and operational experience in all aspects of real estate management. Since 2007, Mr. Costello has been a private investor. Previously, he worked for 16 years at GL Homes of Florida, one of the largest private developers and homebuilders in Florida. There he served as Chief Financial Officer and Chief Operating Officer as well as in other senior financial management roles. Prior to joining GL Homes, Mr. Costello worked for six years as AVP-Finance of Paragon Group, a regional commercial real estate developer, and for four years as an auditor for KPMG. Mr. Costello received a B.S. in Accounting from the University of Central Florida and his M.B.A. from Kellogg School of Northwestern University.

Jed Dolson - Mr. Dolson has been the Head of Land Acquisition and Development of the Company since October 2014. Prior to that time he was Head of Land Acquisition and Development of JBGL from September 2013. From March 2010 to September 2013, Mr. Dolson served as a managing member of Pecos One LLC, a consulting firm that provided services to JBGL. Prior to joining Capital, Mr. Dolson worked for three years at Jones & Boyd Engineering and later he served five years as Director of Development for a local private residential developer. Mr. Dolson received a B.S. degree in Civil Engineering from Texas A&M University and a M.S. in Civil Engineering from Stanford University.

Board of Directors

Name	Age	Position
Elizabeth K. Blake	64	Director
Harry Brandler	44	Director
James R. Brickman	64	Chief Executive Officer and Director
David Einhorn	47	Chairman of the Board
John R. Farris	43	Director
Kathleen Olsen	44	Director
Richard Press	77	Director

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
The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price. Our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, share repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and our stock price.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.
Greenlight, Third Point, and James R. Brickman, together with certain members of Mr. Brickman’s family, beneficially own approximately 49.4%, 16.8% and 5.4%, respectively, of the voting power of the Company. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock for the foreseeable future.
We have not paid any dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, levels of indebtedness, statutory and contractual restrictions applying to the payment of dividends or contained in our financing instruments and other considerations that the board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Though we may repurchase shares pursuant to our common stock share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of common stock.
In March 2016, our Board of Directors authorized a share repurchase program for up to 1,000,000 shares of our common stock. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate us to acquire any specific number of shares.  The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  Other considerations include our current and future priorities for the use of cash for other purposes such as investments in land, joint ventures and acquisitions.  We intend to purchase through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations, and any market purchases will be made during applicable trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. Although we have announced a share repurchase program, we are not obligated to acquire any shares of our common stock, and holders of our common stock should not rely on the share repurchase program to increase their liquidity.  We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.

Risk Related to Our Tax Asset and Organizational Structure

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
As of December 31, 2015, we reported federal net operating loss carryforwards of approximately $158.9 million, which will begin to expire, if not used, beginning with the year ending December 31, 2029.

For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. Based on the availability of historical financial results, projections of pre-tax book income and the assessment of available positive and negative information, management believes, on a more-likely-than-not basis, that the deferred tax assets will be realized in full. Accordingly, no valuation allowance has been recorded at December 31, 2015 with respect to the federal net operating loss ("NOL").

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

To reduce the likelihood of an ownership change, our board of directors has implemented the Section 382 rights agreement, and our Amended and Restated Certificate of Incorporation ("Charter") contains customary transfer and ownership limitations regarding preservation of our NOLs.

Our ability to utilize our Tax Attributes to reduce taxable income in future years may be limited for various reasons, including if our projected future taxable income is insufficient to recognize the full benefit of such Tax Attributes prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of securing future tax benefits. There can be no assurance that we will have sufficient taxable income or that the IRS will not successfully challenge the use of our Tax Attributes to enable us to utilize the Tax Attributes in full before they expire.

Provisions in our charter documents may delay or prevent our acquisition by a third party or may reduce the value of your investment.
Some provisions in our Charter and bylaws may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder may deem to be in his or her best interest. For example, our board of directors may determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. In addition, stockholders must provide advance notice to nominate directors or to propose business to be considered at a meeting of stockholders and may not take action by written consent. Additionally, both our 382 rights plan and our Charter contain transfer restrictions intended to prevent future acquisitions of our common stock that would limit our ability to use the NOLs. The existence of these provisions could also limit the price that investors may be willing to pay in the future for shares of our common stock.

Risks Related to our Business and Industry

The homebuilding industry is cyclical. A severe downturn in the industry, such as the one experienced in 2006 through 2011, could adversely affect our business, results of operations and stockholder’s equity.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. While national data indicate that the overall demand for new homes improved during 2013, 2014, and 2015, in the event that the current recovery stalls or reverses and these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers through increased prices, in a weak housing market, we may not be able to offset cost increases with higher selling prices. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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

We have recently experienced labor shortages and increased labor costs in both the Dallas and Atlanta markets. These labor shortages have resulted in higher wages for subcontractors, construction workers frequently moving between jobs for higher pay, increased prices and delays in projects.

Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing if either of the regions in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market in the Dallas and Atlanta regions. This reduction in available tradespeople exacerbated labor shortages as demand for new housing increased in these markets. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
We participate in the homebuilding business through subsidiaries in which we own a 50% controlling interest, which we refer to as our “controlled builders.” We have entered into arrangements with these controlled builders in order to take advantage of the local knowledge and relationships of the controlled builders, acquire attractive land positions and brand images, manage our risk profile and leverage our capital base. The viability of our participation in the homebuilding business depends on our ability to maintain good relationships with our controlled builders. Our controlled builders are focused on maximizing the value of their operations and working with a partner that can help them be successful. The effectiveness of our management, the value of our expertise and the rapport we maintain with our controlled builders are important factors for new builders considering doing business with us and may affect our ability to attract homebuyers, subcontractors, employees or others upon whom our business, financial condition and results of operations ultimately depend. Further, our relationships with our controlled builders generate additional business opportunities that support our growth. If we are unable to maintain good relationships with our controlled builders, we may be unable to fully take advantage of existing agreements or expand our relationships with these controlled builders. Additionally, our opportunities for developing new relationships with additional builders may be adversely impacted.

We sell lots to our controlled builders for their homebuilding operations and provide them loans to finance home construction. If our controlled builders fail to successfully execute their business strategies for any reason, they may be unable to purchase lots from us, repay outstanding construction finance loans made by us or borrow from us in the future, any of which could negatively impact our business, financial condition and results of operations.

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
Our business strategy is focused on the development of land, the issuance of construction finance loans and the design, construction and sale of single-family detached and attached homes in the Dallas and Atlanta markets, as well as the eventual entry into other attractive geographic markets. In Dallas, we principally operate in the counties of Dallas, Collin and Denton. In Atlanta, we principally operate in the counties of Fulton, Gwinnett, Cobb, Forsyth and Dekalb. To the extent housing demand and population growth slow in our core markets, our favorable growth outlook may not be realized. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the Dallas or Atlanta markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall and adversely affect our business, financial condition and results of operations.

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

The terms and availability of mortgage financing can affect consumer demand for homes and the ability of homebuyers to complete the purchase of a home. Because most of our homebuyers, and the homebuyers of those entities to whom we sell lots, finance the purchase of their homes, unfavorable terms in, or the unavailability of, mortgage financing could materially and adversely affect us.
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
Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes, lots and construction loans. Increased interest rates can also hinder our ability to realize our backlog because certain of our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
The unemployment rate in the United States was 5.0% as of December 2015, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.6% in December 2015, potentially reflecting an increased number of “discouraged workers” who have left the labor force. People who are not employed, are underemployed, who have left the labor force or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for our homes, lots and construction loans and by increasing the supply of homes for sale.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, lots and construction loans, which could be material to our business.
Changes in federal income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential homebuyers and the potential homebuyers of our homebuilding customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.
The occurrence of severe weather or natural disasters could increase our operating expenses and reduce our revenues and cash flows.
The climates and geology of the states in which we operate, Georgia and Texas, present increased risks of severe weather and natural disasters. The occurrence of severe weather conditions or natural disasters can delay new home deliveries and lot development, reduce the availability of materials and/or negatively impact the demand for new homes in affected areas. For example, the winter of 2014 - 2015 brought severe weather conditions in the states in which we operate, including extreme rain in Atlanta and Dallas and abnormally low temperatures and icy conditions in the Dallas region, which hindered land development and delayed home construction.

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
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with homebuyers but not yet delivered. (While we may accept sales contracts on a contingent basis in limited circumstances, such contracts are not included in our backlog until the contingency is removed.) Although these sales contracts typically require a cash deposit and do not allow for the sale to be contingent on the sale of the homebuyer's existing home, a homebuyers may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or contract provisions. If home prices decline, the national or local homebuilding environment or general economy weakens, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase or the availability of mortgage financing tightens, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations could have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

We may not be able to compete effectively against competitors in the homebuilding, land development and financial services industries.
Competition in the land development and homebuilding industries is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact its margins and revenues. If we are unable to compete successfully, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. Our homebuilding business also competes for sales with individual resales of existing homes and with available rental housing.

Our construction financing business competes with other lenders, including national, regional and local banks and other financial institutions, some of which have greater access to capital or different lending criteria and may be able to offer more attractive financing to potential homebuyers.

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
The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in partnerships, joint ventures or other alternative arrangements.

We currently have access to a senior secured revolving credit facility with aggregate lending commitments of up to $50 million and a senior unsecured revolving credit facility with aggregate lending commitments of up to $40 million. As of December 31, 2015, we have $32.5 million of available borrowing capacity under the senior secured revolving credit facility and $10 million of available borrowing capacity under the senior unsecured revolving credit facility. Subject to certain terms and conditions, we may, prior to the termination of the senior unsecured revolving credit facility, increase the amount of such revolving credit facility up to a maximum aggregate amount of $75.0 million. We cannot assure you that we will be able to increase the unsecured revolving credit facility or extend its maturity or arrange another facility on acceptable terms or at all.

Furthermore, in the future, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments and/or to develop the housing. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
Building sites are inherently dangerous, and operating in the land development and homebuilding industries poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities and our ability to attract employees, subcontractors and homebuyers, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our potential homebuyers engage local real estate agents that are unaffiliated with us in connection with their search for a new home. If we do not maintain good relations with, and a good reputation among, these real estate agents, the agents may not encourage potential homebuyers to consider, or may actively discourage homebuyers from considering, our communities, which could adversely affect its results of operations.

Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational and marketing activities, as well as to maintain our business records, including information provided by our homebuyers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols) or lost connectivity to networked resources. A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose homebuyers, sales and revenue.

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
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly results of operations and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, homes starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although we may also be affected by volatility in the homebuilding industry.

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
Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Should we learn of practices relating to homes we build, lots we develop or financing we provide that do not comply with applicable regulations or guidelines, we would move actively to stop the non-complying practices as soon as possible and would take disciplinary action with regard to employees who were aware of the practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learns of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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
Prior to the completion of the Transaction, JBGL had operated as a privately-held company since it began operations in 2008. Since the consummation of the Transaction, we have been required to comply with various regulatory and reporting requirements, including those required by the Securities and Exchange Commission (the “SEC”). Complying with these reporting and other regulatory requirements has been and will continue to be time-consuming and will result in increased costs and could have a negative effect on our business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”). These requirements may place a strain on our system and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. Since the consummation of the Transaction, we have been implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also may require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operation and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Failure to establish and maintain effective internal control over financial reporting could have an adverse effect on our business and results of operations.
Maintaining effective internal control over financial reporting is necessary for us to produce timely and reliable financial reports and is important in helping to prevent financial fraud. As a result of management’s assessment of our internal control over financial reporting as of December 31, 2015, management concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures for a description of the identified material weaknesses and our remediation plans.

While we have been actively engaged in developing remediation plans and will continue to devote significant time and attention to remedy the identified material weaknesses in our internal control over financial reporting, additional time and effort will be required to complete the implementation. There can be no assurance that we will be able to remediate these material weaknesses or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to complete our remediation in a timely manner, to remediate material weaknesses or significant deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, result in harm to our business and could cause investors to lose confidence in our reported financial information. The foregoing may result in a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and a decline in the trading price of our common stock. Failure to comply with Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive office in Plano, TX. Our homebuilding division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Our properties are described in Item 1. “Business” under the headings “Our Homebuilding Projects ” and “Owned and Controlled Lots”, which information is incorporated herein by reference.

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

Year ended December 31, 2015	High	Low
First Quarter	$8.34	$7.05
Second Quarter	$10.95	$8.20
Third Quarter	$14.55	$10.65
Fourth Quarter	$12.13	$6.64
Year ended December 31, 2014
First Quarter	$4.76	$1.12
Second Quarter	$5.74	$3.37
Third Quarter	$8.23	$4.07
Fourth Quarter	$8.77	$5.17

The prices depicted in the table above represent our past performance as a shell company with no substantial operations from November 22, 2013 to October 26, 2014, and as a real estate company since October 27, 2014.

Holders of Record
On March 25, 2016, there were approximately 28 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 25, 2016, there were 48,833,323 common shares outstanding.

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

Issuer Purchases of Equity Securities
In March 2016, our Board of Directors approved a share repurchase program of up to 1,000,000 shares of our common stock in open market or privately negotiated transactions.

Performance Graph
The following graph compares our five-year cumulative total return, assuming $100 is invested on December 31, 2010, on our common stock with the cumulative total returns of the Russell 2000 Index, and the Nasdaq Composite Index for the periods ended December 31. The pre-Transaction prices of our common stock were adjusted for the $70.0 million Rights Offering, as described in Item 1. Business.

	2010	2011	2012	2013	2014	2015
Green Brick Partners	$100	$39.08	$10.56	$4.93	$36.09	$31.69
Russell 2000 Index	$100	$94.55	$108.38	$148.49	$153.73	$144.95
Nasdaq Composite Index	$100	$98.2	$113.82	$157.44	$178.53	$188.75

The above graph is based on our common stock and index prices calculated as of the last trading day before January 1 of the year-end periods presented. The closing price of our common stock on the Nasdaq Capital Market was $7.20 per share on December 31, 2015 and $8.20 per share on December 31, 2014. Total return assumes $100 invested at market close on December 31, 2010 in our common stock, the Russell 2000 Index, and the Nasdaq Composite Index. The performance of our common stock depicted in the graph above represents our past performance as an ethanol producer from December 31, 2010 to November 21, 2013, as a shell company with no substantial operations from November 22, 2013 to October 26, 2014, and as a real estate company since October 27, 2014. As a result, the performance of our common stock depicted in the graph above is not indicative of future performance or the historical performance of our current real estate business.

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

As described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel Energy Corp. acquired JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”), on October 27, 2014. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. Share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Assets
Cash and cash equivalents	$19,909	$21,267	$16,683	$7,164	$8,127
Inventory	344,132	275,141	228,777	132,571	34,416
Notes receivable, net	—	—	7,556	15,272	29,801
Deferred tax assets, net	80,663	89,197	—	—	—
Other	29,172	14,720	15,392	13,804	975
Total assets	$473,876	$400,325	$268,408	$168,811	$73,319
Liabilities and stockholders’ equity
Borrowings on lines of credit	$47,500	$14,061	$17,208	$6,544	$2,950
Notes payable	10,158	12,151	26,595	21,442	3,718
Term loan facility	—	150,000	—	—	—
Other	44,363	42,516	25,786	19,137	4,572
Total liabilities	102,021	218,728	69,589	47,123	11,240
Total stockholders’ equity	371,855	181,597	198,819	121,688	62,079
Total liabilities and stockholders’ equity	$473,876	$400,325	$268,408	$168,811	$73,319

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Sale of residential units	$254,267	$200,650	$168,591	$50,105	$9,086
Sale of land and lots	36,878	45,452	33,735	22,927	6,184
Total revenues	291,145	246,102	202,326	73,032	15,270
Cost of residential units	196,529	149,809	122,781	39,642	7,922
Cost of land and lots	27,125	34,082	21,513	15,256	3,983
Total cost of sales	223,654	183,891	144,294	54,898	11,905
Total gross profit	67,491	62,211	58,032	18,134	3,365
Salaries and management fees expense - related party	(20,685)	(16,134)	(11,267)	(4,371)	(1,886)
Selling, general and administrative expense	(13,665)	(10,099)	(6,623)	(3,312)	(1,184)
Operating profit	33,141	35,978	40,142	10,451	295
Interest expense	(281)	(1,393)	(315)	(351)	(28)
Interest and fees income	—	265	2,503	6,217	2,586
Other income, net	1,856	1,359	2,313	4,626	1,601
Income before taxes	34,716	36,209	44,643	20,943	4,454
Income tax provision (benefit)	9,171	(24,853)	327	231	34
Net income	25,545	61,062	44,316	20,712	4,420
Less: net income attributable to non-controlling interests	10,220	11,036	12,309	3,518	56
Net income attributable to controlling interests	$15,325	$50,026	$32,007	$17,194	$4,364

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.38	$3.40	$2.88	$1.55	$0.39
Diluted	$0.38	$3.40	$2.88	$1.55	$0.39

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	40,068	14,712	11,109	11,109	11,109
Diluted	40,099	14,712	11,109	11,109	11,109

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

Reverse Recapitalization
On June 10, 2014, we entered into a definitive transaction agreement with the owners of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”), which provided that we would acquire JBGL for $275 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (“Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”), which provided for a five year term loan facility (the "Term Loan Facility"). In 2015, the Term Loan Facility was repaid in full.

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

The Equity Offering resulted in net proceeds to us of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated, and all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. We used the remaining net proceeds for working capital and general corporate purposes.

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

We sell finished lots or option lots from third-party developers to our controlled builders for their homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our controlled builders by financing their purchases of land from us at an unlevered IRR of at least 20% and by providing construction financing at approximately a 13.8% interest rate. Our income is further enhanced by our 50% equity interest in the profits of our controlled builders. In addition, the land we sell to third-party homebuilders also typically generates an unlevered IRR of 20% or greater.

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$260,000 to $590,000
			Single family	$315,000 to $1.4 million
			Luxury homes	$770,000 to $3.0 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$210,000 to $390,000
			Single family	$280,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$600,000 and above

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title commenced limited operations during the year ended December 31, 2015.

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

Overview and Outlook
The following are our key operating metrics for the year ended December 31, 2015 as compared to the year ended December 31, 2014: home deliveries increased by 11.6%, home sales revenue increased by 26.7%, average selling prices increased by 13.6%, backlog units decreased by 3.8%, backlog units value increased by 12.2%, average sales price of homes in backlog increased by 16.7%, while net new home orders increased by 7.7%. The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. During the year ended December 31, 2015, homes in the Dallas and Atlanta markets appreciated by 9.4% and 5.7%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, November 2015). During the year ended December 31, 2015, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

The following are our key operating metrics for the year ended December 31, 2014 as compared to the same period in 2013: home deliveries increased by 5.6%, home sales revenue increased by 19.0%, average selling prices increased by 12.7%, backlog units increased by 14.8%, backlog units value increased by 34.0%, and average sales price of homes in backlog increased by 16.7%, while net new home orders decreased by 6.7%. The increase in the average sales price of homes in backlog was the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked third in both the rate of job growth and in the number of jobs added from October 2014 to October 2015 (Source: US Bureau of Labor Statistics, October 2015). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, November 2015). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the year ended December 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the year ended December 31, 2015, our land development segment revenue decreased $8.6 million, or 18.9%, from $45.5 million for the year ended December 31, 2014 to $36.9 million for the year ended December 31, 2015.

The decrease was comprised of $11.4 million due to a 25.2% decrease in finished inventory lots delivered from 449 for the year ended December 31, 2014 to 336 for the year ended December 31, 2015, partially offset by an increase of $2.9 million related to an increase in the average sales price per lot of $109,756 per lot for the year ended December 31, 2015 from $101,229 per lot for the year ended December 31, 2014.

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

Builder Operations
During the year ended December 31, 2015, our builder operations segment delivered 655 homes, with an average sales price of $388,194, compared to 587 homes with an average sales price of $341,823, during the same period in 2014. During the year ended December 31, 2015, our builder operations segment generated approximately $254.3 million in revenue compared to $200.7 million during the same period in 2014. For the year ended December 31, 2015, net new home orders totaled 647, a 7.7% increase from the same period in 2014. At December 31, 2015, our builder operations segment had a backlog of 201 sold but unclosed homes, a 3.8% decrease from the same period in 2014, with a total value of approximately $88.1 million, an increase of $9.6 million, or 12.2%, from December 31, 2014. The increase in total value of backlog units reflects an increase in the average sales price of homes in backlog.

During the year ended December 31, 2014, our builder operations segment delivered 587 homes, with an average sales price of $341,823, compared to 556 homes with an average sales price of $303,221, during the same period in 2013. During the year ended December 31, 2014, our builder operations segment generated approximately $200.7 million in revenue compared to $168.6 million during the same period in 2013. For the year ended December 31, 2014, net new home orders totaled 601, a 6.7% decrease from the same period in 2013. At December 31, 2014, builder operations segment had a backlog of 209 sold but unclosed homes, a 14.8% increase from the same period in 2013, with a total value of approximately $78.6 million, an increase of $19.9 million, or 34.0%, from December 31, 2013. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

Revenues
We primarily generate revenue through (a) the sale of lots from our land development segment to public builders, large private builders and our controlled builders, (b) making first lien construction loans to our controlled builders, and (c) the closing and delivery of homes through our builder operations segment. We recognize revenue on homes and lots when completed and title to, and possession of, the property have been transferred to the purchaser.

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

Other Income, Net
Other income, consists of net revenue from contracts where we are the general contractor and where our customers own the land, interest on direct financing leases income, profit participation on notes receivable, costs incurred for business acquisitions, depreciation, amortization, income from rental property and forfeited deposits.

Income Tax Provision (Benefit)
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

As of December 31, 2015, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded. Except for the valuation allowance pertaining to the state net operating losses, the valuation allowance previously recorded by BioFuel was reversed into additional paid-in-capital as of October 27, 2014. The valuation allowance reversal of approximating $63.9 million was recorded as part of the reverse recapitalization and had no effect on income tax expense.

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

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Sale of residential units	$254,267	$200,650	$168,591
Sale of land and lots	36,878	45,452	33,735
Total revenues	291,145	246,102	202,326
Cost of residential units	196,529	149,809	122,781
Cost of land and lots	27,125	34,082	21,513
Total cost of sales	223,654	183,891	144,294
Total gross profit	67,491	62,211	58,032
Salary expense and management fees expense - related party	(20,685)	(16,134)	(11,267)
Selling, general and administrative expense	(13,665)	(10,099)	(6,623)
Operating profit	33,141	35,978	40,142
Interest expense	(281)	(1,393)	(315)
Interest and fees income	—	265	2,503
Other income, net	1,856	1,359	2,313
Income before taxes	34,716	36,209	44,643
Income tax provision (benefit)	9,171	(24,853)	327
Net income	25,545	61,062	44,316
Less: net income attributable to noncontrolling interests	10,220	11,036	12,309
Net income attributable to Green Brick Partners, Inc.	$15,325	$50,026	$32,007

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.38	$3.40	$2.88
Diluted	$0.38	$3.40	$2.88

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	40,068	14,712	11,109
Diluted	40,099	14,712	11,109

Reclassifications
Depreciation of model home furnishings for the years ended December 31, 2014 and December 31, 2013 has been reclassified from depreciation and amortization expense, which is included in other income, net in the consolidated financial data above, to cost of residential units to conform to the current year presentation.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Home Orders & Backlog	2015	2014	Change	%
Net new home orders	647	601	46	7.7%
Number of cancellations	108	106	2	1.9%
Cancellation rate	14.3%	15.0%	(0.7)%	(4.7)%
Average selling communities	41	30	11	36.7%
Selling communities at end of period	43	33	10	30.3%
Backlog ($ in thousands)	$88,136	$78,552	$9,584	12.2%
Backlog (units)	201	209	(8)	(3.8)%
Average sales price of backlog	$438,488	$375,847	$62,641	16.7%

Net new home orders for the year ended December 31, 2015 increased by 46 homes, or 7.7%, to 647 for the year ended December 31, 2015 from 601 for the year ended December 31, 2014. Overall absorption rate for the year ended December 31, 2015 was an average of 15.7 per selling community (1.3 monthly), compared to an average of 20.0 per selling community (1.7 monthly) for the year ended December 31, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 14.3% for the year ended December 31, 2015, compared to 15.0% for the year ended December 31, 2014. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units decreased by 8 homes, or 3.8%, from 209 as of December 31, 2014 to 201 as of December 31, 2015. The dollar value of backlog units increased $9.6 million, or 12.2%, to $88.1 million as of December 31, 2015 from $78.6 million as of December 31, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $62,641, or 16.7%, to $438,488 for the year ended December 31, 2015, compared to $375,847 for the year ended December 31, 2014. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2015	2014	Change	%
New homes delivered	655	587	68	11.6%
Home sales revenue ($ in thousands)	$254,267	$200,650	$53,617	26.7%
Average sales price of home delivered	$388,194	$341,823	$46,371	13.6%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the year ended December 31, 2015 for our builder operations segment was 655, compared to new home deliveries of 587 for the year ended December 31, 2014, resulting in an increase of 68 homes, or 11.6%. The increase in new home deliveries was primarily attributable to a 36.7% increase in new communities to 41 from 30.

Home sales revenue increased $53.6 million, or 26.7%, to $254.3 million for the year ended December 31, 2015, from $200.7 million for the year ended December 31, 2014. The increase in revenue was comprised of (a) $27.2 million resulting from an increase in average sales price of $46,371 per home to $388,194 for the year ended December 31, 2015, from $341,823 for the year ended December 31, 2014, and (b) $26.4 million due to a 11.6% increase in homes delivered to 655 for the year ended December 31, 2015, from 587 for the year ended December 31, 2014. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$254,267	100.0%	$200,650	100.0%
Cost of home sales	$196,529	77.3%	$149,809	74.7%
Homebuilding gross margin	$57,738	22.7%	$50,841	25.3%

Cost of home sales for the year ended December 31, 2015 for builder operations was $196.5 million, compared to cost of home sales of $149.8 million for the year ended December 31, 2014, resulting in an increase of $46.7 million, or 31.2%, primarily due to the 11.6% increase in the number of homes delivered. Homebuilding gross margin percentage for the year ended December 31, 2015 for builder operations was 22.7%, compared to a gross margin percentage of 25.3% for the year ended December 31, 2014. The increase in homebuilding gross margin is largely due to the opening of new communities during the year ended December 31, 2015. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the year ended December 31, 2014, and to a substantial number of home closings in existing communities being closed out and the amortization of capitalized interest during the year ended December 31, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2015	2014	2015	2014
Land development	$809	$1,479	2.2%	3.3%
Builder operations	$19,876	$14,655	7.8%	7.3%

Land Development
Salary expense and management fees expense for the year ended December 31, 2015 for land development was $0.8 million compared to $1.5 million for the year ended December 31, 2014, a decrease of 45.3%. The decrease is primarily the result of a decrease in employee headcount of 3.

Builder Operations
Salary expense and management fees expense for the year ended December 31, 2015 for builder operations was $19.9 million, compared to $14.7 million for the year ended December 31, 2014, an increase of 35.6%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 54.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2015	2014	2015	2014
Land development	$1,470	$2,410	4.0%	5.3%
Builder operations	$12,195	$7,689	4.8%	3.8%

Land Development
Selling, general and administrative expense for the year ended December 31, 2015 for land development was $1.5 million, compared to $2.4 million for the year ended December 31, 2014, a decrease of 39.0%. The decrease was primarily attributable to costs incurred in connection with the Transaction during the year ended December 31, 2014.

Builder Operations
Selling, general and administrative expense for the year ended December 31, 2015 for builder operations was $12.2 million, compared to $7.7 million for the year ended December 31, 2014, an increase of 58.6%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count is 41 for the year ended December 31, 2015 compared to 30 for the year ended December 31, 2014.

Interest Expense
Interest expense decreased $1.1 million, or 79.8%, to $0.3 million for the year ended December 31, 2015, compared to $1.4 million for the year ended December 31, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during the year ended December 31, 2015.

Interest and Fees Income
Interest and fees income decreased $0.3 million, or 100.0%, to $0.0 million for the year ended December 31, 2015, compared to $0.3 million for the year ended December 31, 2014. The decrease was due to no notes receivable outstanding during the year ended December 31, 2015.

Other Income, Net
Other income, net, increased $0.5 million, or 36.6%, to $1.9 million for the year ended December 31, 2015, from $1.4 million for the year ended December 31, 2014. The increase was due to a $1.8 million increase in various other income and a decrease in various other expense, partially offset by a $0.8 million decrease in interest on direct financing leases income and a $0.6 million increase in depreciation and amortization expense.

Income Tax Provision (Benefit)
Income tax provision decreased $34.0 million, or 136.9%, for the year ended December 31, 2015, from a benefit of $24.9 million for the year ended December 31, 2014. The decrease in income tax benefit is due to primarily to the recognition of a $26.6 million income tax benefit relating to the change in tax status of the JBGL entities during the year ended December 31, 2014, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2015, we have federal net operating loss carryforwards of approximately $158.9 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through December 31, 2015, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The state loss carryforwards and related $1.2 million tax-effected valuation allowance were previously recorded by BioFuel. The Transaction had no effect on the state loss carryforward amount, the related valuation allowance or income tax expense. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning.

As of December 31, 2015, we had deferred tax assets of $80.8 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to $55.6 million for federal net operating loss carryforwards and $24.8 million for basis in partnerships. We evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As of December 31, 2015, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles. Accordingly, $63.9 million of the $65.0 million valuation allowance was reversed as of the Transaction Date.

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

Net new home orders for the year ended December 31, 2014 decreased by 43 homes, or 6.7% from 644 for the year ended December 31, 2013 to 601 for the year ended December 31, 2014. Our overall absorption rate for the year ended December 31, 2014 was an average of 20.0 per selling community (1.7 monthly), compared to an average of 22.2 per selling community (1.9 monthly) for the year ended December 31, 2013. Our monthly absorption rate and number of net new home orders decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

Our cancellation rate was approximately 15.0% for the year ended December 31, 2014, compared to 14.8% for the year ended December 31, 2013. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Backlog units increased by 27 homes, or 14.8%, to 209 as of December 31, 2014, from 182 as of December 31, 2013. The dollar value of backlog units increased $19.9 million, or 34.0%, to $78.6 million as of December 31, 2014 from $58.6 million as of December 31, 2013. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $53,682, or 16.7%, to $375,847 for the year ended December 31, 2014, compared to $322,165 for the year ended December 31, 2013. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2014	2013	Change	%
New homes delivered	587	556	31	5.6%
Home sales revenue ($ in thousands)	$200,650	$168,591	$32,059	19.0%
Average sales price of home delivered	$341,823	$303,221	$38,602	12.7%

New home deliveries (excluding existing completed homes purchased, but not yet closed) for the year ended December 31, 2014 for our builder operations segment was 587, compared to new home deliveries of 556 for the year ended December 31, 2013, resulting in an increase of 31 homes, or 5.6%. The increase in new home deliveries was primarily attributable to the timing of when communities were open for sale.

Home sales revenue increased $32.1 million, or 19.0%, to $200.7 million for the year ended December 31, 2014, from $168.6 million for the year ended December 31, 2013. The increase in revenue was comprised of (a) $22.7 million related to an increase in average sales price of $38,602 per home to $341,823 for the year ended December 31, 2014, from $303,221 for the year ended December 31, 2013, and (b) $9.4 million due to a 5.6% increase in homes delivered to 587 for the year ended December 31, 2014, from 556 for the year ended December 31, 2013. The increase in the average sales price was the result of changes to the mix of homes resulting in an increase of single family to townhomes delivered during those periods, and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2014	%	2013	%
Home sales revenue	$200,650	100.0%	$168,591	100.0%
Cost of home sales	$149,809	74.7%	$122,781	72.8%
Homebuilding gross margin	$50,841	25.3%	$45,810	27.2%

Cost of home sales for the year ended December 31, 2014 for builder operations was $149.8 million, compared to cost of home sales of $122.8 million on for the year ended December 31, 2013, resulting in an increase of $27.0 million, or 22.0%, primarily due to the 5.6% increase in the number of homes delivered.

Homebuilding gross margin percentage for the year ended December 31, 2014 for builder operations was 25.3%, compared to a gross margin percentage of 27.2% for the year ended December 31, 2013. The decrease in homebuilding gross margin is largely due to a higher cost basis on homes sold during the year ended December 31, 2014.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2014	2013	2014	2013
Land development	$1,479	$1,279	3.3%	3.8%
Builder operations	$14,655	$9,988	7.3%	5.9%

Land Development
Salary expense and management fees expense for the year ended December 31, 2014 for land development remained relatively flat at $1.5 million, as there was no change in the employee headcount from December 31, 2013 to December 31, 2014.

Builder Operations
Salary expense and management fees expense for the year ended December 31, 2014 for builder operations was $14.7 million, compared to $10.0 million for the year ended December 31, 2013, an increase of 46.7%. The increase was primarily the result of an increase in employee headcount of 20 and associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2014	2013	2014	2013
Land development	$2,410	$808	5.3%	2.4%
Builder operations	$7,689	$5,815	3.8%	3.4%

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

Other Income, Net
Other income, net, decreased $0.9 million, or 41.2%, to $1.4 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013. The decrease in other income, net was primarily due to a decrease in profit participation on real estate projects of approximately $0.6 million driven by lower notes receivable, an increase in depreciation expense of approximately $0.2 million due to an increase in property and equipment, and a decrease in various other income (expense).

Income Tax Provision (Benefit)
Income tax benefit increased $25.2 million, or 7,700.3% for the year ended December 31, 2014, from an expense of $0.3 million for the year ended December 31, 2013. The increase in income tax benefit is due to primarily to the recognition of a $26.6 million income tax benefit relating to the change in tax status of the JBGL entities, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $178.8 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through December 31, 2014, as well as forecasted income, management expects that we will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. We also have approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which we believe on a more-likely-than-not basis, will not be utilized. The state loss carryforwards and related $1.2 million tax-effected valuation allowance were previously recorded by BioFuel. The Transaction had no effect on the state loss carryforward amount, the related valuation allowance or income tax expense. We maintain a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning.

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

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of December 31, 2015, 2014 and 2013. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own it.

	December 31,
	2015	2014	2013
Lots Owned(1)
Texas	2,659	2,105	2,364
Georgia	991	1,211	1,384
Total	3,650	3,316	3,748
Lots Controlled(1)(2)
Texas	326	279	292
Georgia	758	561	555
Total	1,084	840	847

Total Lots Owned and Controlled(1)	4,734	4,156	4,595

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of December 31, 2015 and 2014, we had $19.9 million and $21.3 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the year ended December 31, 2015 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On July 1, 2015, we completed the Equity Offering of 17,000,000 shares of our common stock at a price to the public of $10.00 per share. On July 23, 2015, the underwriters purchased 444,897 additional shares pursuant to their 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. The Equity Offering resulted in net proceeds of approximately $170.0 million, after deducting underwriting discounts and offering expenses, which we used to repay the Term Loan Facility and for working capital and general corporate purposes. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood National Bank (“Inwood”), which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017. See Note 5 and Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

As a result of the Equity Offering, the repayment of the Term Loan Facility and the $50.0 million replacement line of credit with Inwood, our debt to total capitalization ratio was less than 14% as of December 31, 2015. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Term Loan Facility
On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated. The Term Loan Facility was secured by a first priority lien on substantially all of our assets and substantially all of the assets, subject to certain exceptions, of each of our subsidiaries. Certain of our subsidiaries guaranteed obligations under the Term Loan Facility pursuant to the guaranty. In connection with the termination of the Term Loan Facility, we wrote-off the remaining unamortized debt issuance costs of $0.4 million, which is included in depreciation and amortization expense in our consolidated statement of income for the year ended December 31, 2015.

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

Revolving Credit Facility
As of December 31, 2015, we had the following lines of credit (“LOC”):

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the year ended December 31, 2015, and collateralized by certain leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing a minimum interest rate of 4.0% per annum, which was in effect during the year ended December 31, 2015, and collateralized by certain leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

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

On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.3 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility straight line over the term of the loan. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of our subsidiaries.

The new revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. Beginning on August 30, 2015 and continuing on the 30th day of each consecutive month thereafter until the revolving credit facility matures on July 30, 2017, we must pay interest on the unpaid principal amount. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Under the terms of the new revolving credit facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage.

On December 15, 2015, we entered into a credit agreement with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Subject to certain terms and conditions, we may, at our option, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility will be available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility straight line over the term of the loan.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At December 31, 2015, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.

We will pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to, among other things, a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash (in excess of $15.0 million); 85% of the book value of model homes, construction in progress homes, sold completed homes, and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

Additionally, under the terms of the Unsecured Revolving Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility.

We were in compliance with the covenants under the LOC agreements described above as of December 31, 2015.

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

Cash Flows
The following summarizes our primary sources and uses of cash in the periods presented:
Cash Flows — Year Ended December 31, 2015 to Year Ended December 31, 2014
The following summarizes our primary sources and uses of cash for the year ended December 31, 2015 as compared to the year ended December 31, 2014:

•
Operating activities. Net cash used in operating activities for the year ended December 31, 2015 was $47.6 million, compared to net cash provided of $1.8 million during the year ended December 31, 2014. The change was primarily attributable to (i) changes in working capital associated with inventory, as inventory increased by 25.1% for the year ended December 31, 2015 compared to a 20.0% increase in inventory for the year ended December 31, 2014, (ii) changes in working capital associated with earnest money deposits, as earnest money deposits increased by $11.2 million for the year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014, and (iii) a decrease in accrued expenses of $3.5 million for the year ended December 31, 2015 compared to an increase of $4.7 million for the year ended December 31, 2014.

•
Investing activities. Net cash provided by investing activities for the year ended December 31, 2015 was $2.5 million, compared to net cash provided of $12.6 million during the year ended December 31, 2014. The change was primarily due to a decrease in notes receivable payments of $9.2 million and a decrease in proceeds from investment in direct financing leases of $2.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 partially offset by a decrease in issuance of notes receivable of $1.6 million.

•
Financing activities. Net cash provided by financing activities for the year ended December 31, 2015 was $43.8 million, compared to net cash used of $9.8 million during the year ended December 31, 2014. The change was primarily due to (i) a net increase in lines of credit and notes payable borrowings of $31.4 million for the year ended December 31, 2015 compared to a $17.6 million reduction in lines of credit and notes payable borrowings for the year ended December 31, 2014. (ii) an increase in cash received of $19.9 million from net proceeds from equity offerings less the repayment of the Term Loan Facility, and (iii) an increase in net distributions to and contributions from controlling and noncontrolling interests members of $16.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 partially offset by a decrease in cash received as part of reverse recapitalization of $31.9 million.

Cash Flows — Year Ended December 31, 2014 to Year Ended December 31, 2013
The following summarizes our primary sources and uses of cash for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

•
Operating activities. Net cash provided by operating activities for the year ended December 31, 2014 was $1.8 million, compared to net cash used of $49.9 million during the year ended December 31, 2013. The change was primarily attributable to changes in working capital associated with inventory, as inventory increased by 20.0% for the year ended December 31, 2014 compared to an increase in inventory of 72.9% during the year ended December 31, 2013 and an increase in net income of approximately $16.7 million primarily related to a $26.6 million income tax benefit due to

JBGL's change in partnership tax status which was triggered by the Transaction, and an increase in gross profit due to increase of 31 homes delivered for the year ended December 31, 2014, as our builder operations continued to experience revenue growth, and an increase of an additional 77 lot sales for the year ended December 31, 2014, partially offset by (i) an increase in selling, general and administrative expense of $3.5 million due to increase in community costs, such as, non-capitalized property taxes, rent expenses, and advertising and marketing expenses in anticipation of future growth in our business, (ii) an increase in salary expense and management fees expense - related party of $4.9 million due to increase in employee headcount and associated costs of benefits to support the growth in our business and (iii) an increase in interest expense of $1.1 million attributable to higher average balances on our line of credit.

•
Investing activities. Net cash provided in investing activities for the year ended December 31, 2014 was $12.6 million, compared to net cash provided of $10.8 million during the year ended December 31, 2013. The change was primarily due to a decrease in issuance of notes receivable of $2.6 million and an increase in proceeds from investment in direct financing leases of $2.4 million for the year ended December 31, 2014, partially offset by decrease in notes receivable payments of $2.8 million and an increase in acquisition of property and equipment of approximately $0.4 million.

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

Contractual Obligations Table

The following table summarizes our cash obligations as of December 31, 2015. We did not have any specific lot and/or land purchase obligations as of December 31, 2015.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Year 1	Years 2 – 3	Years 4 – 5	Years 5 and Beyond
Debt obligations(1)	$57,658	$1,158	$56,500	$—	$—
Operating leases	3,438	697	1,411	1,156	174
Total	$61,096	$1,855	$57,911	$1,156	$174

(1)	Represents principal and interest payments due on our LOC and notes payable.

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

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders lead to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Revenue Recognition
Revenue from sales of residential units, land and lots are not recognized until a sale is deemed to be consummated. Consummation is defined as a) when the parties are bound by the terms of a contract, b) all net consideration has been exchanged, c) any permanent financing for which the seller is responsible has been arranged, d) continuing investment is adequate to demonstrate a commitment to pay for the home and e) all conditions precedent to closing have been performed. Generally, consummation does not happen until a sale has closed. When the earnings process is complete and a sale has closed, income is recognized under the full accrual method which allows full recognition of the gain on the sale at the time of closing.

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

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from five to nine months) in our communities, our growth over the past four years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2015 and December 31, 2014 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, we will further investigate these communities and evaluate them for impairment.

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

Each reporting period, we review our real estate assets to determine whether the estimated remaining future cash flows of the development are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining sales revenue from lot sales based on the contractual lot takedowns remaining or historical/projected home sales/delivery absorptions for homebuilding operations and then comparing that to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its best judgment to project potential cost increases. Management has typically assumed 5 – 10% cost increases on future phases, assuming no bids have been received from subcontractors. When projecting sales revenue, management does not assume improvement in market conditions.

If the estimated cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated cash flows are less than the asset’s carrying value, the asset is deemed impaired and will be written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including the timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

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

We did not note any indicators of impairment for any projects, and no impairment adjustments related to real estate inventories were recorded, for the years ended December 31, 2015 and December 31, 2014.

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

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, our land option agreements are considered variable interests. Our land option agreement deposits, along with any related pre-acquisition costs, generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE. As a result of the foregoing, we were not required to consolidate any VIE as of December 31, 2015 and December 31, 2014.

Share-Based Compensation
We measure and account for share-based awards in accordance with ASC Topic 718, “Compensation - Stock Compensation”. We expense share-based payment awards made to employees and directors, including stock options and restricted stock awards. Share-based compensation expense associated with stock options and restricted stock awards with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period the awards are expected to vest. We estimate the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

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

Related Party Transactions
See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2015, we had $47.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on our evaluation, the CEO and CFO concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Despite the material weaknesses in internal control over financial reporting, management believes that the financial statements included in this annual report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2015, we identified the following material weaknesses in the Company’s control environment that existed at December 31, 2015:

•
The Company utilizes an integrated Enterprise Resource Planning (ERP) software system by a third-party service organization in the Company’s production and accounting for homebuilding and land development business.  The Company was unable to obtain a Service Organization Control (“SOC”) 1 Type 2 report prepared in accordance with the AICPA Attestation Standards, Section 801, Reporting on Controls at a Service Organization, addressing the suitability of the design and operating effectiveness of controls relating to the application and business processing activities performed by the service organization on the Company’s behalf for the year ended December 31, 2015. As a result, the Company was unable to conclude that its service organization maintained effective controls over its information technology environment to (a) prevent unauthorized database and application access, and (b) maintain effective security administration and appropriate change management for the application maintained by the third-party service organization. This resulted in an inability to rely on the accuracy and completeness of data and key application reports obtained from the application at the third-party service organization used in the performance of important controls over certain key financial reporting processes, including accrued liabilities, vendor master file changes, reserves for housing completion, and budget data.

•	The Company did not maintain effective controls over the sufficiency and timeliness of review and approval of manual journal entries, including consolidating adjustments.

•	The Company did not maintain effective controls over the identification, evaluation, and disclosure of related party transactions.

•
The Company did not maintain effective controls over period-end accruals (cutoff), recording of inventory costs, costs of goods sold, and operating expenses to verify that all costs and expenses are captured completely and accurately for financial reporting.

•	The Company did not maintain effective controls to verify that financial statement amounts are appropriately classified and disclosed in the financial statements.

The material weaknesses described above could result in misstatements of the accounts and disclosures that would result in a material misstatement of the annual or interim consolidated and combined financial statements that would not be prevented or detected. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Planned Remediation of Material Weaknesses
Management is developing remediation plans to address the above material weaknesses. The remediation efforts, which are expected to be implemented during fiscal year 2016, include the following:

•
Management will move to an ERP self-host structure that involves hosting and managing the Company’s ERP software system and underlying infrastructure internally rather than obtaining that service from a third-party service organization. This will allow management greater flexibility and control to design, implement, and test the information technology general controls over security access and change management.

•
Management will design and implement processes and controls over the review and approval of manual journal entries to ensure that all manual journal entries are reviewed and approved and appropriately supported prior to being posted in the general ledger. Further, management is pursuing opportunities to design a preventative ERP application access control to ensure that all manual journal entries are appropriately reviewed and approved prior to posting to the general ledger. Finally, management is in the process of reorganizing the roles and responsibilities in the accounting and financial reporting processes, which will, among other items, improve controls over the journal entry review process.

•	Management will design and implement processes and controls over the identification, evaluation, approval, and disclosure of related party transactions.

•
Management will design and implement processes and controls over the review of period-end accruals and cut-off procedures and recording of inventory costs, cost of goods sold, and operating expenses. Further, management is in the process of reorganizing the roles and responsibilities in the accounting and financial reporting processes that will, among other items, improve the process and controls related to this material weakness.

•
Management will design and implement processes and controls over the classification of transactions within the Company’s general ledger accounts and corresponding classification within the financial statements.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps. Some of these steps will, however, take time to be fully integrated and sustainable. As the Company continues to evaluate changes to its internal controls over financial reporting, it may determine that additional processes and controls may be necessary to sufficiently respond to the material weaknesses identified above and improve its control environment.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Green Brick Partners, Inc.

We have audited the internal control over financial reporting of Green Brick Partners, Inc. (formerly named Biofuel Energy Corp.) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment;

•
The Company was unable to demonstrate that its service organization maintained effective controls over its information technology environment to (a) prevent unauthorized database and application access, and (b) maintain effective security administration and appropriate change management for the application maintained by the third-party service organization. This resulted in an inability to rely on the accuracy and completeness of data and key application reports obtained from the application at the third-party service organization used in the performance of important controls over certain key financial reporting processes, including accrued liabilities, vendor master file changes, reserves for housing completion, and budget data.

•	The Company did not maintain effective controls over the sufficiency and timeliness of review and approval of manual journal entries, including consolidating adjustments.

•	The Company did not maintain effective controls over the identification, evaluation, and disclosure of related party transactions.

•
The Company did not maintain effective controls over period-end accruals (cutoff), recording of inventory costs, cost of goods sold and operating expenses to verify that all costs and expenses are captured completely and accurately for financial reporting.

•	The Company did not maintain effective controls to verify that financial statement amounts are appropriately classified and disclosed in the financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 30, 2016, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 30, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is reported in Part I of this Annual Report on Form 10-K. All other information required by this Item 10 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Green Brick Partners, Inc. - Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets, December 31, 2015 and 2014	60
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	61
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	62
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	63
Notes to Consolidated Financial Statements	65
(a)(2) Financial Statement Schedules. Financial statements schedules are omitted because they are not required or applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.	88

GREEN BRICK PARTNERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Green Brick Partners, Inc.

We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Brick Partners Inc., and subsidiaries, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2016, expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 30, 2016

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2015	2014
Assets
Cash and cash equivalents	$19,909	$21,267
Restricted cash	1,392	1,709
Accounts receivable	3,314	749
Inventory	344,132	275,141
Investment in direct financing leases	—	2,768
Property and equipment, net	802	791
Earnest money deposits	17,845	6,676
Deferred income tax assets, net	80,663	89,197
Other assets	5,819	2,027
Total assets	$473,876	$400,325
Liabilities and stockholders’ equity
Accounts payable	$13,530	$13,551
Accrued expenses	5,719	11,299
Customer and builder deposits	6,938	9,752
Obligations related to land not owned under option agreements	18,176	7,914
Borrowings on lines of credit	47,500	14,061
Notes payable	10,158	12,151
Term loan facility	—	150,000
Total liabilities	102,021	218,728
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,833,323 and 31,346,084 issued and outstanding as of December 31, 2015 and 2014, respectively	488	313
Additional paid-in capital	271,867	101,626
Retained earnings	87,177	69,919
Total Green Brick Partners, Inc. stockholders’ equity	359,532	171,858
Noncontrolling interests	12,323	9,739
Total stockholders’ equity	371,855	181,597
Total liabilities and stockholders’ equity	$473,876	$400,325

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Sale of residential units	$254,267	$200,650	$168,591
Sale of land and lots	36,878	45,452	33,735
Total revenues	291,145	246,102	202,326
Cost of residential units	196,529	149,809	122,781
Cost of land and lots	27,125	34,082	21,513
Total cost of sales	223,654	183,891	144,294
Total gross profit	67,491	62,211	58,032
Salary expense	(20,685)	(14,868)	(10,251)
Management fees expense – related party	—	(1,266)	(1,016)
Selling, general and administrative expense	(13,665)	(10,099)	(6,623)
Operating profit	33,141	35,978	40,142
Interest expense	(281)	(1,393)	(315)
Depreciation and amortization expense	(865)	(291)	(127)
Interest and fees income	—	265	2,503
Interest on direct financing leases income	13	781	1,039
Profit participation on notes receivable	—	—	597
Other income, net	2,708	869	804
Income before taxes	34,716	36,209	44,643
Income tax provision (benefit)	9,171	(24,853)	327
Net income	25,545	61,062	44,316
Less: net income attributable to noncontrolling interests	10,220	11,036	12,309
Net income attributable to Green Brick Partners, Inc.	$15,325	$50,026	$32,007

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.38	$3.40	$2.88
Diluted	$0.38	$3.40	$2.88
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	40,068	14,712	11,109
Diluted	40,099	14,712	11,109

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	11,108,500	$111	$98,699	$20,485	$119,295	$2,393	$121,688
Contributions	—	—	57,286	—	57,286	1,756	59,042
Distributions	—	—	—	(19,478)	(19,478)	(6,749)	(26,227)
Net income	—	—	—	32,007	32,007	12,309	44,316
Balance at December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Share-based compensation	—	—	40	—	40	—	40
Common stock issued in private and public offering	14,000,000	140	69,860	—	70,000	—	70,000
Issuance of common stock for reverse recapitalization	6,237,584	62	(124,259)	—	(124,197)	—	(124,197)
Contributions	—	—	—	—	—	787	787
Distributions	—	—	—	(13,121)	(13,121)	(11,793)	(24,914)
Net income	—	—	—	50,026	50,026	11,036	61,062
Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	383	—	383	—	383
Issuance of common stock under 2014 Equity Plan	42,342	—	91	—	91	—	91
Issuance of common stock in connection with secondary offering, net of issuance costs	17,444,897	175	169,767	—	169,942	—	169,942
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(7,723)	(7,723)
Out-of-period adjustment	—	—	—	1,933	1,933	—	1,933
Net income	—	—	—	15,325	15,325	10,220	25,545
Balance at December 31, 2015	48,833,323	$488	$271,867	$87,177	$359,532	$12,323	$371,855

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$25,545	$61,062	$44,316
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	865	291	127
Share-based compensation	474	40	—
Deferred income taxes, net	8,352	(25,338)	—
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	317	(326)	(1,063)
Increase in accounts receivable	(2,566)	(303)	(333)
Increase in inventory	(58,728)	(38,026)	(96,630)
Increase in earnest money deposits	(11,169)	(3,384)	(1,983)
Increase in other assets	(4,361)	(828)	(982)
(Decrease) increase in accounts payable	(21)	4,898	4,137
(Decrease) increase in accrued expenses	(3,465)	4,706	3,957
Decrease in customer and builder deposits	(2,814)	(1,022)	(1,445)
Net cash (used in) provided by operating activities	(47,571)	1,770	(49,899)
Cash flows from investing activities:
Proceeds from sale of investment in direct financing leases	2,768	5,581	3,168
Issuance of notes receivable	—	(1,600)	(4,201)
Repayments of notes receivable	—	9,156	11,917
Acquisition of property and equipment	(307)	(520)	(98)
Net cash provided by investing activities	2,461	12,617	10,786
Cash flows from financing activities:
Cash received as part of reverse recapitalization	—	31,916	—
Borrowings from lines of credit	86,000	19,000	39,000
Proceeds from notes payable	3,206	7,989	21,462
Repayments of lines of credit	(52,561)	(22,147)	(28,336)
Repayments of notes payable	(5,199)	(22,434)	(16,309)
Repayment of term loan facility	(150,000)	—	—
Proceeds from equity offering, net of issuance costs	169,942	—	—
Contributions from controlling interests	—	—	57,286
Contributions from noncontrolling interests	87	787	1,756
Distributions to controlling interests	—	(13,121)	(19,478)
Distributions to noncontrolling interests	(7,723)	(11,793)	(6,749)
Net cash provided by (used in) financing activities	43,752	(9,803)	48,632
Net (decrease) increase in cash and cash equivalents	(1,358)	4,584	9,519
Cash and cash equivalents at beginning of year	21,267	16,683	7,164
Cash and cash equivalents at end of year	$19,909	$21,267	$16,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$2,764	$1,433	$497
Cash paid for taxes	$1,339	$636	$665
Supplemental disclosure of noncash investing and financing activities:
Increase in land not owned under option agreements	$(8,935)	$(7,279)	$—
Accrued debt issuance costs	$52	$235	$—
Out-of-period equity adjustment	$1,933	$—	$—
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

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”). In 2015, the Loan Agreement was repaid in full.

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

The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company directly or indirectly has an interest of more than 50 percent and/or is able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the consolidated financial statements as required under the provisions of FASB ASC 810, Consolidations. The Company has created subsidiaries for each significant community and or project in which it invests. We had ninety-two subsidiaries as of December 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent amounts due from customers and third parties originating during the normal course of business. As of December 31, 2015 and 2014, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible.

Inventory and Cost of Sales
Inventory consists of land in the process of development, undeveloped land, developed lots, completed homes, raw land scheduled for development, and land not owned under option agreements in Texas and Georgia. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are recoverable at the sale of the property.

Residential lots held for sale and lots held for development include the initial cost of acquiring the land as well as certain costs capitalized related to developing the land into individual residential lots including interest and real estate taxes.

Land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized. Land development and other common costs that benefit an entire community are allocated to individual lots or homes based on relative sales value. The costs of lots are transferred to work in progress when home construction begins. Home construction costs and related carrying charges (principally interest and property taxes) are allocated to the cost of individual homes using the specific identification method.

Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the unsold homes in the community on a pro-rata basis. The life cycle of a community generally ranges from two to six years, commencing with the acquisition of land, continuing through the land development phase, construction, and concluding with the sale and delivery of homes.

	As of December 31,
	2015	2014
Completed home inventory and residential lots held for sale	$85,342	$58,846
Work in process	236,383	192,796
Undeveloped land	6,193	16,220
Land not owned under option agreements	16,214	7,279
Total Inventory	$344,132	$275,141

Impairment of Real Estate Inventory
In accordance with the ASC Topic 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from five to nine months) in the communities, our growth over the past four years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2015 and December 31, 2014 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, the Company will further investigate these communities and evaluate them for impairment.

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

Each reporting period, the Company reviews our real estate assets to determine whether the estimated remaining future cash flows of the development are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining sales revenue from lot sales based on the contractual lot takedowns remaining or historical/projected home sales/delivery absorptions for homebuilding operations and then comparing that to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its best judgment to project potential cost increases. Management has typically assumed 5 – 10% cost increases on future phases, assuming no bids have been received from subcontractors. When projecting sales revenue, management does not assume improvement in market conditions.

If the estimated cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated cash flows are less than the asset’s carrying value, the asset is deemed impaired and will be written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including the timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

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

When estimating cash flows of a community, the Company makes various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Due to uncertainties in the estimation process, the significant volatility in demand for new housing and the long life cycle of many communities, actual results could differ significantly from such estimates.

For the years ended December 31, 2015 and 2014, the Company has not identified any indicators of impairment or changes in circumstances that may indicate that the carrying amount of an asset may be impaired.

Capitalization of Interest
The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	2015	2014	2013
Interest capitalized at beginning of year	$3,713	$1,065	$53
Interest incurred	9,625	4,146	1,380
Interest charged to cost of sales	(3,972)	(105)	(53)
Interest charged to interest expense	(281)	(1,393)	(315)
Interest capitalized at end of year	$9,085	$3,713	$1,065

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

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise its option, which reduces the Company’s financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. The Company writes off deposits and pre-acquisition costs when it becomes probable that the Company will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. As of December 31, 2015, the Company had land option agreements with potential purchase payments through 2019.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, the Company’s land option agreements are considered variable interests. The Company’s land options agreement deposits along with any related pre-acquisition costs represent the Company’s maximum exposure to the land seller if the Company elects not to purchase the optioned property. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE assessment is reviewed. However, the Company generally has little control or power to direct the activities that most significantly impact the VIE's economic performance due to the Company’s lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, the Company performs ongoing reassessments of whether the Company is the primary beneficiary of a VIE. As a result of the foregoing, the Company was not required to consolidate any VIE as of December 31, 2015 and 2014.

Sales with Option to Repurchase
The Company sold land and then entered into land option contracts to repurchase the land from the buyers. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions. For accounting purposes in accordance with ASC 360-20-40-38, Property, Plant, and Equipment, these transactions are considered a financing rather than a sale. As a result, the Company recorded $16.2 million and $7.3 million at December 31, 2015 and 2014, respectively, to land not owned under option agreements with a corresponding increase to obligations related to land not owned under option agreements on the consolidated balance sheets.

Investment in Direct Financing Leases
Through December 31, 2014, the Company entered into a series of direct finance leases for a portfolio of model homes. The Company leased these model homes to the entity that it acquired the homes from. The lessee had the option to repurchase the model homes at a predetermined price. The direct financing leases bore interest at rates from 10% to 12%. The lease payments were recorded as interest on direct financing leases income in the consolidated statements of income. All direct financing leases were sold in 2015.

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

Net Income Attributable to Green Brick Partners, Inc. per Share
The Company's restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Years End December 31,
	2015	2014	2013
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$15,325	$50,026	$32,007
Weighted-average number of shares outstanding —basic	40,068	14,712	11,109
Basic net income attributable to Green Brick Partners, Inc. per share	$0.38	$3.40	$2.88
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$15,325	$50,026	$32,007
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	40,068	14,712	11,109
Dilutive effect of stock options and restricted stock awards	30	—	—
Weighted-average number of shares outstanding —diluted	40,099	14,712	11,109
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.38	$3.40	$2.88

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years End December 31,
	2015	2014	2013
Antidilutive options to purchase common stock	62	129	—

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

Cost Recognition
Lot acquisition, materials, direct costs, interest and indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct and indirect costs of developing residential lots are allocated evenly to all applicable lots. Capitalized costs of residential lots are charged to earnings when the related revenue is recognized. Costs in connection with developed lots and completed homes and other selling and administrative costs are charged to earnings when incurred.

Advertising Expense
The Company expenses advertising as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2015, 2014 and 2013 totaled $0.5 million, $0.4 million and $0.5 million, respectively.

Debt Issuance Costs
Debt issuance costs of $0.8 million and $0.4 million at December 31, 2015 and December 31, 2014, represent costs incurred related to the new revolving credit facility and the Term Loan Facility, respectively, as defined in Note 7, and are included as part of other assets on the consolidated balance sheets. $0.2 million of the debt issuance costs incurred during the year ended December 31, 2014 was included in accrued expenses on the consolidated balance sheet at December 31, 2014. These costs are amortized straight line through interest expense over the term of the related debt facility.

Share-Based Compensation
The Company measures and accounts for share-based awards in accordance with ASC Topic 718, “Compensation - Stock Compensation”. The Company expenses share-based payment awards made to employees and directors, including stock options and restricted stock awards. Share-based compensation expense associated with stock options and restricted stock awards with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period the awards are expected to vest. The Company estimates the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

Income Taxes
Until October 27, 2014, JBGL (the accounting acquirer of Green Brick) was not a taxable entity for U.S. federal and state income tax purposes with the exception of Texas. Taxes on its net income were borne by its members through the allocation of taxable income. Upon completion of the reverse recapitalization of Green Brick, JBGL became part of a consolidated taxable entity. The Transaction resulted in the change of JBGL’s tax status that resulted in the recognition of a one-time income tax benefit in the consolidated statement of income of approximately $26.6 million in the year ended December 31, 2014.

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

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of deferred tax assets. A valuation allowance is required to reduce the deferred tax asset when it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis.

As of December 31, 2015, we had deferred tax assets of $80.7 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to $55.6 million for federal net operating loss carryforwards and $24.8 million for basis in partnerships. For accounting purposes, a valuation allowance is required to reduce a deferred tax asset if it is determined that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on the Company’s ability to utilize the loss carryforward. Prior to the Transaction, BioFuel had recorded a valuation allowance against the full value of the deferred tax assets related to federal and state net operating losses due to a history of operating losses. The valuation allowance attributable to deferred tax assets other than the state loss carryforwards recorded by BioFuel prior to the Transaction Date was reversed through equity on the Transaction Date.

The net operating loss carryforwards will begin to expire beginning with the year ending December 31, 2029. The Company’s ability to utilize its net operating loss carryforwards will depend on the amount of taxable income that the Company generates in future periods. Based on our 2015, 2014, and 2013 taxable income results and forecast projections of taxable income, Company management expects that the Company should generate sufficient taxable income to utilize substantially all of the net operating loss carryforwards before they expire. The Company will continue to evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard.

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

At December 31, 2015 and 2014 there were no assets or liabilities carried at fair value.

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

Reclassifications
Model home furnishings for the year ended December 31, 2014 has been reclassified from property and equipment, net in the accompanying consolidated balance sheet to inventory to conform with the current year presentation. Depreciation of model home furnishings for the years ended December 31, 2014 and December 31, 2013 has been reclassified from depreciation and amortization expense in the accompanying consolidated statements of income to cost of residential units to conform to the current year presentation. As of December 31, 2014, a reclassification in the amount of $11.8 million was made from work in process to completed home inventory and residential lots held for sale to conform with the current year presentation.

Out-of-Period Adjustment
During the fourth quarter ended December 31, 2015, the Company recorded an out-of-period adjustment associated with a $1.9 million overaccrual of distributions payable recorded during the fourth quarter ended December 31, 2014. As a result, as of

December 31, 2014, accrued expenses was overstated and retained earnings were understated by $1.9 million. After evaluating the quantitative and qualitative aspects of the out-of-period adjustment, management has determined that the adjustment is not material to the current year or any prior period financial statements.

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective approach or the modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative. The standard amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company beginning on January 1, 2017. Early adoption is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

BioFuel incurred acquisition costs of approximately $3.2 million included in additional paid-in-capital on our consolidated balance sheet for the year ended December 31, 2014. Since the transaction was considered a reverse recapitalization, the presentation of pro-forma financial information was not required.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and related accumulated depreciation by major classification as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Office furniture and equipment	$258	$196
Leasehold improvements	595	—
Computers and equipment	108	465
Field trailers	10	10
Design center	470	470
	1,441	1,141
Less: accumulated depreciation	(639)	(350)
Total property and equipment, net	$802	$791

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 totaled $0.3 million, $0.2 million, and $0.1 million, respectively.

5. EQUITY OFFERING

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

The Equity Offering resulted in net proceeds to Green Brick of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, Green Brick used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated and all security interests in, and all liens held by Greenlight with respect to, the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. Green Brick used the remaining net proceeds for working capital and general corporate purposes.

6. EARNEST MONEY DEPOSITS

Earnest money deposits act as security for option agreements for the purchase of land for the construction of homes in the future. As of December 31, 2015 and 2014, there were 1,084 and 1,082 lots under option, respectively, with a total exercise price of approximately $79.3 million and $71.6 million, respectively. The option agreements in place at December 31, 2015 and 2014 provide for potential land purchase payments in each year through 2019.

These lot option contracts do not have takedown schedules. If each option agreement in place at December 31, 2015 was exercised, expected land purchase payments under these agreements would be as follows (in thousands):

Total
2016	$40,667
2017	24,031
2018	13,047
2019	1,593
$79,338

7. DEBT

Term Loan Facility
Term loan facility outstanding at December 31, 2015 and 2014 consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Term Loan Facility	$—	$150,000

On October 27, 2014, in connection with the Transaction, the Company entered into the Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.4% of the voting power of the Company. The Loan Agreement provided for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction (the “Term Loan Facility”). Certain subsidiaries of the Company guaranteed obligations under the Term Loan Facility pursuant to the guaranty.

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

On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated. In connection with the termination of the Term Loan Facility, we wrote-off the remaining unamortized debt issuance costs of $0.4 million, which is included in depreciation and amortization expense in our consolidated statement of income for the year ended December 31, 2015. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on the Equity Offering.

Lines of Credit
Lines of credit outstanding at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Promissory note to Inwood National Bank (“Inwood”):
Direct finance leases A(1)	$—	$662
Direct finance leases B(2)	—	899
John’s Creek(3)	—	12,500
Revolving credit facility(4)	17,500	—
Unsecured revolving credit facility(5)	30,000	—
Total lines of credit	$47,500	$14,061

(1)
During 2012, a subsidiary of JBGL opened a line of credit (“LOC”) with Inwood in the amount of $4.8 million maturing on April 13, 2014, bearing interest at 4.0%, which was in effect three months ended March 31, 2015, and collateralized by the leased assets. The LOC was renewed during 2014 until April 13, 2015. This LOC was paid off as of March 31, 2015.

(2)
During 2012, a subsidiary of JBGL opened a LOC issued by Inwood in the amount of $3.0 million maturing on September 15, 2014, bearing interest at 4.0%, which was in effect for the three months ended March 31, 2015, and collateralized by the leased assets. The LOC was renewed until April 13, 2015. This LOC was paid off as of March 31, 2015.

(3)
During 2012, a subsidiary of JBGL opened a LOC with Inwood in the amount of $8.0 million. On October 13, 2013, the JBGL subsidiary extended this revolving credit facility and increased the size from $8.0 million to $25.0 million maturing on October 13, 2014. Interest accrued and was payable monthly at a rate of 4.0%. The credit facility was renewed until October 13, 2015 and was secured by land owned in John’s Creek, Georgia. This LOC was replaced with a new revolving credit facility on July 30, 2015.

(4)
On July 30, 2015, the Company replaced it's John's Creek credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, TX, and Carrollton, TX. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.3 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility straight line. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company's subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of the Company's subsidiaries.

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
Under the terms of the new revolving credit facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the revolving credit facility as of December 31, 2015.

(5)
On December 15, 2015, the Company entered into a credit agreement with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Subject to certain terms and conditions, the Company may, at its option, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility will be available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.
The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the loan using the straight line method.
The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At December 31, 2015, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.
The Company will pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.
Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to, among other things, a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash (in excess of $15.0 million); 85% of the book value of model homes, construction in progress homes, sold completed homes, and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of December 31, 2015.

Notes Payable
Notes payable outstanding at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Notes payable to unrelated third parties:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lakeside DFW Land, LTD(2)	—	1,824
Lyons Equities, Inc. Trustee(3)	988	—
Centennial Park Richardson, LTD(4)	—	—
Subordinated Lot Notes(5)	170	1,327
Total notes payable	$10,158	$12,151

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% collateralized by land purchased in Allen, Texas. Accrued interest at December 31, 2015 was $0.

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

The approximate annual minimum principal payments over the next five years under the debt agreements as of December 31, 2015 are (in thousands):

	Line of Credit	Notes Payable	Total
2016	$—	$1,158	$1,158
2017	17,500	9,000	26,500
2018	30,000	—	30,000
2019	—	—	—
2020 and thereafter	—	—	—
	$47,500	$10,158	$57,658

8. SHARE-BASED COMPENSATION

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

In general, the Company’s employees or those reasonably expected to become the Company's employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. After the consummation of the Transaction and the effectiveness of the 2014 Equity Plan, the Company has three executive officers, six non-employee directors and approximately 200 other employees (including employees of our controlled builders) who are eligible to receive awards under the 2014 Equity Plan. A written agreement between the Company and each participant will evidence the terms of each award granted under the 2014 Equity Plan.

The shares that may be issued pursuant to awards are shares of the Company’s common stock and the maximum aggregate amount of common stock which may be issued upon exercise of all awards under the 2014 Equity Plan, including incentive stock options, may not exceed 2,350,956 shares, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2,000,000. At December 31, 2015, 2,308,614 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
On October 27, 2014, the Company entered into an employment agreement with its Head of Land Acquisition and Development, Jed Dolson, pursuant to which Mr. Dolson was awarded a one-time special bonus equal to $1,250,000 (the “Special Bonus”), which vests in four substantially equal installments beginning on October 27, 2014 and on each of the first three anniversaries thereof. The employment agreement provides that the Special Bonus shall be payable in cash or shares of common stock. The Company considered the allocation of the Special Bonus and deemed it advisable and in the best interests of the Company and its shareholders that the installment of the Special Bonus that vested on October 27, 2015 (the “2015 Installment”) be payable in cash and in a number of shares of common stock. In November 2015, the Company entered into a stock bonus award agreement with Mr. Dolson, pursuant to which Mr. Dolson was granted 19,434 shares of common stock (the “Stock Bonus Award”) subject to the terms set forth in the 2014 Equity Plan and the Stock Bonus Award agreement. The Stock Bonus Award was 100% vested and non-forfeitable. The Stock Bonus Award has a weighted grant-date fair value of $8.04 per share. The fair value of the Stock Bonus Award was recorded as share-based compensation expense in November 2015.

In April 2015, the Company granted 22,908 restricted stock awards (“RSAs”) to certain non-employee Board of Directors, pursuant to the 2014 Equity Plan. The RSAs will become fully vested in April 2016. The RSAs have a weighted average grant-date fair value of $8.73 per share. The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period.

A summary of share-based awards activity during the year ended December 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2014	—	$—
Granted	42	$8.40
Vested	(19)	$8.04
Forfeited	—	$—
Nonvested, December 31, 2015	23	$8.73

Stock Options
In connection with the Transaction, the Company entered into a stock option agreement with its Chief Executive Officer, James R. Brickman, pursuant to which Mr. Brickman received a one-time award of stock options to purchase 500,000 shares of common stock. The stock option has a per share exercise price equal to approximately $7.49, which is based on the weighted average price of the Company’s common stock for the five trading days immediately prior to the date of grant, October 27, 2014. Subject to Mr. Brickman’s continued employment, the stock option will vest and become exercisable in five substantially equal installments on each of the first five anniversaries of the date of grant. In the event that Mr. Brickman’s employment is terminated by the Company without cause, any unvested portion of the stock option will vest and become exercisable as of the date of such termination. These stock options were not granted under the 2014 Equity Plan.

Except as otherwise directed by the Compensation Committee, the exercise price for stock options cannot be less than the fair market value of our common stock on the grant date. The options generally vest and become exercisable in five substantially equal installments on each of the first five anniversaries of the grant date. Compensation expense related to these options is expensed on a straight line basis over the five year service period. There were no stock options issued during the years ended December 31, 2015 and December 31, 2014.

A summary of stock option activity during the year ended December 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2014	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2015	500	$7.49	8.73	$—
Options exercisable, December 31, 2015	100	$7.49	8.73	$—

A summary of our unvested stock options during the year ended December 31, 2015 is as follows (shares in thousands):

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2014	500	$2.88
Granted	—	$—
Vested	(100)	$2.88
Forfeited	—	$—
Unvested, December 31, 2015	400	$2.88

Valuation of Share-Based Awards
We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2014	1.94%	6.5	37.2%	—%	$—

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

Share-Based Compensation Expense
Share-based compensation expense was $474,339 and $39,641 for the years ended December 31, 2015 and December 31, 2014, respectively. There were no share-based awards issued during the year ended December 31, 2013. At December 31, 2015, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.4 million which is expected to be recognized over a weighted-average period of 3.5 years.

9. EMPLOYEE BENEFITS

Prior to 2015, we had a qualifying 401(k) defined contribution plan that covered employees at one of our subsidiaries, The Providence Group LLC (“TPG”). During the year ended December 31, 2015, we extended the qualifying 401(k) defined contribution plan to all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees' contributions. The Company did not contribute any matching contributions to the 401(k) plan during the years ended December 31, 2015, 2014 and 2013.

10. RELATED PARTY TRANSACTIONS

During 2015, 2014 and 2013, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. The Company terminated this lease during the fourth quarter of 2014. During 2014 and 2013, the Company paid rent of $13,913 and $28,137, respectively under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During 2014 and 2013, the Company incurred $1.3 million and $1.0 million, respectively of expenses from this arrangement which are included as management fees in the consolidated statements of income.

The Company received interest income from companies that are affiliates of the Company in connection with construction loans. Interest income received during 2015, 2014 and 2013, totaled $0.0 million, $0.0 million, and $0.7 million, respectively and are included in interest and fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into a Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.4% of the voting power of the Company. The Loan Agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction. Certain subsidiaries of the Company guarantee obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bore interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 7 for further discussion of this repayment.

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The noncontrolling interest attributable to Centre Living was $0.3 million as of December 31, 2015.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the total that would be expected to be paid for the remaining lots would be $1.3 million, all during 2016.

In November 2015, the Company purchased 12 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 92-townhome community, Glens at Sugarloaf in Atlanta. No deposits were paid by the Company in contracting for the lots. The total paid for the lots in 2015 was $1.0 million. During March 2016, the Company purchased the remaining 80 townhome lots within the community at a discounted price of $4.8 million from the affiliated entity. See Note 15 for further discussion of this purchase.

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG. Contributions, voting percentages, and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $12.0 million.

During March 2016, the Company purchased undeveloped land for an eventual 73-townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG. Contributions, voting percentages, and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million.

11. INCOME TAXES

Provision for Income Taxes
The components of income before income taxes attributable to our operations are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	819	485	327
Total current	819	485	327
Deferred
Federal	8,412	(23,308)	—
State	(60)	(2,030)	—
Total deferred	8,352	(25,338)	—
Total income tax provision (benefit)	$9,171	$(24,853)	$327

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued bonuses	$39	$315
Accrued payroll	49	11
Stock-based compensation	125	14
Federal net operating loss carryover	55,622	62,575
State net operating loss carryover	1,161	1,161
Basis in partnerships	24,773	26,123
Warranty accrual	166	161
Historical BioFuel capitalized start-up costs	24	24
Historical BioFuel - other	16	16
	81,975	90,400
Valuation allowance	(1,161)	(1,161)
Deferred tax assets, net	80,814	89,239

Deferred tax liabilities:
Prepaid insurance	(34)	(11)
Noncontrolling interests impact of M-1s	(117)	(31)
Deferred tax liabilities, net	(151)	(42)

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

The Company files a federal corporate income tax return. The operations of JBGL subsequent to the Transaction Date was included in the Company’s federal income tax filing.

As of December 31, 2015, the federal net operating loss carryforward was approximately $158.9 million, which will begin to expire beginning with the year ending December 31, 2029. The U.S. federal statute of limitations remains open for our 2012 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2008 and forward, income tax returns going back to the 2008 year are subject to adjustment. The Colorado and Minnesota statute of limitations remains open for our 2011 and subsequent tax years. The Nebraska statute of limitations remains open for our 2012 and subsequent tax years. Additionally, JBGL's partnerships filed returns in Texas and Georgia. The Georgia statute of limitations remains open for the 2012 and subsequent tax years. Any Georgia adjustments relating to returns filed by the partnerships would be borne by the partners. The Texas statute of limitations remains open for the 2011 and subsequent tax years.

The Company is not presently under examination by the Internal Revenue Service, nor has it been contacted.

The Company has no uncertain income tax positions at December 31, 2015.

Effective Tax rate Reconciliation
A reconciliation between our effective tax rate on income before income tax provision (benefit) and the U.S. federal statutory rate is as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax on pre-tax book income (before reduction for noncontrolling interests)	$12,151	$12,673	$—
Pre-Transaction earnings taxed to partners	—	(10,634)	—
Tax effect of non-controlled earnings post Transaction	(3,577)	(644)	—
Change in partnership tax status	—	(25,244)	—
Change in partnership tax status - state benefit	—	(1,320)	—
State tax expense, net	533	315	327
Deferred other	(36)	—	—
State deferred tax expense	(39)	—	—
Perm items - other	139	1	—
Total tax expense	$9,171	$(24,853)	$327
	26.4%	(68.6)%	0.7%

Net Operating Losses and Valuation Allowances
As of December 31, 2015, we have $158.9 million of federal net operating loss carryforwards that will expire beginning with the year ending in December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our 2015, 2014 and 2013 taxable income results and projections of taxable income, management expects that the Company will generate sufficient taxable income to utilize substantially all of the federal net operating loss carryforwards before they expire. We also have approximately $21.6 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a $21.6 million valuation allowance is recorded against the state loss carryforwards in full. The assessment of the need for a valuation allowance considered all available positive and negative information and available tax planning.

Prior to the Transaction Date, JBGL was not a taxable entity for U.S. federal income tax purposes. Taxes on its net income were borne by its members through the allocation of taxable income. Upon completion of the reverse recapitalization of Green Brick, JBGL became part of a consolidated taxable entity. The Transaction resulted in the change of JBGL’s tax status that resulted in the recognition of a one-time income tax benefit in the income statement of approximately $26.6 million in the year ended December 31, 2014.

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

The rollforward of valuation allowances is as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014
Valuation allowance at beginning of the year	$1,161	$—
BioFuel valuation allowance at the Transaction Date	—	65,020
Release of valuation allowance at Transaction Date(1)	—	(63,859)
Valuation allowance at end of the year	$1,161	$1,161

(1)Amount was released through additional paid-in capital at the Transaction Date.

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at December 31, 2015 and 2014. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the years ended December 31, 2015 and 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

13. COMMITMENTS AND CONTINGENCIES

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, for 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Beginning balance	$460	$328	$58
Additions	667	388	290
Charges	(653)	(256)	(20)
Ending balance	$474	$460	$328

Commitments
Prior to 2015, the Company had a month to month lease with a related party (See Note 10). The Company also has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases totaled $0.6 million, $0.5 million, and $0.2 million in 2015, 2014 and 2013, respectively and are included in the selling, general and administrative expense in the consolidated statements of income.

The approximate annual minimum lease payments over the next five years under the operating lease as of December 31, 2015 are (in thousands):

2016	$697
2017	703
2018	708
2019	710
2020 and thereafter	620
$3,438

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2015 and 2014, the Company did not have any accruals for asserted or unasserted matters.

14. SEGMENT INFORMATION

Financial information relating to Company’s reportable segments was as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Years End December 31,
(in thousands)	2015	2014	2013
Revenues:
Builder Operations
Texas	$121,979	$83,958	$52,764
Georgia	132,288	116,692	115,827
Land Development	36,878	45,452	33,735
	$291,145	$246,102	$202,326
Gross profit:
Builder Operations
Texas	$30,642	$19,665	$14,890
Georgia	27,096	31,176	30,920
Land Development	9,753	11,370	12,222
	$67,491	$62,211	$58,032
Inventory:
Builder Operations
Texas	$60,768	$45,609	$25,918
Georgia	158,623	129,361	99,239
Land Development	124,741	100,171	104,044
	$344,132	$275,141	$229,201

15. SUBSEQUENT EVENTS

During March 2016, the Company’s Board of Directors has authorized a share repurchase program of up to 1,000,000 shares of the Company’s common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company intends to finance the repurchases with available cash.

During March 2016, the Company purchased the remaining 80 lots within a 92-townhome community, Glens at Sugarloaf in Atlanta. The Seller was an entity affiliated with the president of TPG, one of its controlled builders. The price paid for the lots was $4.8 million and represents a bulk discount from the individual lot prices which the Company had contracted to purchase the lots from the affiliated entity.

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG, one of its controlled builders, to develop the community for sale of the lots to TPG. Contributions, voting percentages, and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $12.0 million.

During March 2016, the Company purchased undeveloped land for an eventual 73-townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG, one of its controlled builders, to develop the community for sale of the lots to TPG. Contributions, voting percentages, and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly results of operations for the years ended December 31, 2015 and December 31, 2014 are as follows (in thousands, except per share amounts):

Year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$58,452	$71,987	$75,198	$85,508
Gross profits	16,210	17,183	15,718	18,380
Net income attributable to Green Brick Partners, Inc.	4,018	3,788	2,826	4,693
Net income attributable to Green Brick Partners, Inc. per common share:(1)
Basic	$0.13	$0.12	$0.06	$0.10
Diluted	$0.13	$0.12	$0.06	$0.10
Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,009	$65,843	$49,676	$67,574
Gross profits	15,766	16,379	14,913	15,153
Net income attributable to Green Brick Partners, Inc.	7,349	7,410	3,694	31,573
Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.66	$0.67	$0.33	$1.24
Diluted	$0.66	$0.67	$0.33	$1.24
(1) Per share amounts for the four quarters do not add to per share amounts for the year due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

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

4.4
Amendment No. 1, dated as of August 12, 2015, to Section 382 Rights Agreement, between Green Brick Partners, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed August 14, 2015).

4.5	Form of Rights Certificate (incorporated by reference to Exhibit 3.1.3 to the Company’s Registration Statement Amendment No. 1 on Form S-1 (File No. 333-197446) filed on August 21, 2014).
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

10.4
Registration Rights Agreement, dated as October 27, 2014, by and among the Company and JBGL Exchange (Offshore), LLC, JBGL Willow Crest (Offshore), LLC, JBGL Hawthorne (Offshore), LLC, JBGL Inwood (Offshore), LLC, JBGL Chateau (Offshore), LLC, JBGL Castle Pines (Offshore), LLC, JBGL Lakeside (Offshore), LLC, JBGL Mustang (Offshore), LLC, JBGL Kittyhawk (Offshore), LLC, JBGL Builder Finance (Offshore), LLC, Greenlight Capital Qualified, LP, Greenlight Capital, LP, Greenlight Capital Offshore Partners, Greenlight Reinsurance, Ltd., Greenlight Capital (Gold), LP, Greenlight Capital Offshore Master (Gold), Ltd., Scott L. Roberts, L. Loraine Brickman Revocable Trust, Roger E. Brickman GST Marital Trust, James R. Brickman, Blake Brickman, Jennifer Brickman Roberts, Trevor Brickman and Natalie Brickman, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.5
Backstop Registration Rights Agreement, dated as October 27, 2014, between the Company and Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P. and Third Point Reinsurance Company Ltd., (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.6
Commitment Letter, dated as of June 10, 2014, between BioFuel Energy Corp. and Greenlight Capital, Inc., on behalf of its affiliated funds and managed accounts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2014).

Number	Description
10.7
Loan Agreement, dated as of October 27, 2014, by and among the Company, the lenders from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.8
Guaranty, dated as of October 27, 2014, by and among, the Company, certain subsidiaries of the Company from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.9
Pledge and Security Agreement, dated as of October 27, 2014, by and among the Company, certain subsidiaries of the Company from time to time party thereto and Greenlight APE, LLC, (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 31, 2014).

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

10.14†*	Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 31, 2015).
10.15†
Employment Agreement, dated as of October 27, 2014, between the Company and James R. Brickman, (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.16†
Green Brick Partners, Inc. Stock Option Agreement, dated as of October 27, 2014, between the Company and James R. Brickman, (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.17†
Employment Agreement, dated as of October 27, 2014, between the Company and John Jason Corley, (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.18†
Employment Agreement, dated as of January 15, 2015, between the Company and Richard A. Costello, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2015).

10.19†	Employment Agreement, dated as of October 27, 2014, between the Company and Jed Dolson, (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed October 31, 2014).
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

10.31†*	2014 Omnibus Equity Incentive Plan Stock Bonus Award Agreement, dated as of November 9, 2015, by and between the Company and Jed Dolson.
10.32
Third Renewal, Extension, and Modification of Promissory Note and Third Amendment to Business Loan Agreement, effective as of September 23, 2014, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2015).

10.33
Loan Agreement, dated as of July 30, 2015, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.34
Revolving Line of Credit Note, dated as of July 30, 2015, issued by Green Brick Partners, Inc. in favor of Inwood National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.35
Guaranty Agreement, dated as of July 30, 2015, by and among JBGL Mustang, LLC, JBGL Chateau, LLC, JBGL Exchange, LLC, JBGL Builder Finance, LLC, and Johns Creek 206, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.36
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Mustang, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.37
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Exchange, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.38
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Chateau, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.39
Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 30, 2015, by Johns Creek 206, LLC, as grantor, to Inwood National Bank, as grantee (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.40†
Settlement Agreement and Mutual Release, dated as of December 2, 2015, between the Company and John Jason Corley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2015).

10.41
Credit Agreement, dated as of December 15, 2015, among Green Brick Partners, Inc., the lenders named therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2015).

10.42
Guarantee Agreement, dated as of December 15, 2015, among Green Brick Partners, Inc., certain subsidiaries of Green Brick Partners, Inc. from time to time party thereto, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2015).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm to the Company
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Number	Description
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-K
†    Management Contract or Compensatory Plan

#	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

Green Brick Partners, Inc.

/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
Richard A. Costello

/s/ Elizabeth K. Blake	Director	March 30, 2016
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 30, 2016
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 30, 2016
David Einhorn

/s/ John R. Farris	Director	March 30, 2016
John R. Farris

/s/ Kathleen Olsen	Director	March 30, 2016
Kathleen Olsen

/s/ Richard Press	Director	March 30, 2016
Richard Press