Form 10-Q
period 2016-03-31
Green Brick Partners, Inc.
filed 2016-05-09
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5952523
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
2805 Dallas Pkwy, Ste 400 Plano, Texas 75093	(469) 573-6755
(Address of principal executive offices, including Zip Code)	(Registrant’s telephone number, including area code)

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

 The number of shares of the Registrant's common stock outstanding as of May 4, 2016 was 48,899,198.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$24,457	$21,207
Restricted cash	955	94
Accounts receivable	4,126	3,314
Inventory	376,050	344,132
Property and equipment, net	753	802
Earnest money deposits	14,852	17,845
Deferred income tax assets, net	79,234	80,663
Other assets	5,101	5,819
Total assets	$505,528	$473,876
Liabilities and stockholders' equity
Accounts payable	$16,815	$13,530
Accrued expenses	7,241	5,719
Customer and builder deposits	9,071	6,938
Obligations related to land not owned under option agreements	17,595	18,176
Borrowings on lines of credit	67,500	47,500
Notes payable	9,988	10,158
Total liabilities	128,210	102,021
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,833,323 issued and outstanding	488	488
Additional paid-in capital	272,112	271,867
Retained earnings	90,271	87,177
Total Green Brick Partners, Inc. stockholders’ equity	362,871	359,532
Noncontrolling interests	14,447	12,323
Total stockholders’ equity	377,318	371,855
Total liabilities and stockholders’ equity	$505,528	$473,876

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Sale of residential units	$66,628	$49,661
Sale of land and lots	3,330	8,791
Total revenues	69,958	58,452
Cost of residential units	51,929	35,964
Cost of land and lots	2,340	6,278
Total cost of sales	54,269	42,242
Total gross profit	15,689	16,210
Salary expense	(6,174)	(4,862)
Selling, general and administrative expense	(4,032)	(2,939)
Operating profit	5,483	8,409
Interest expense	—	(281)
Depreciation and amortization expense	(56)	(77)
Interest on direct financing leases income	—	13
Other income, net	516	331
Income before provision for income taxes	5,943	8,395
Income tax provision	1,453	2,207
Net income	4,490	6,188
Less: net income attributable to noncontrolling interests	1,396	2,170
Net income attributable to Green Brick Partners, Inc.	$3,094	$4,018

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,814	31,346
Diluted	48,814	31,346

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,490	$6,188
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	56	77
Share-based compensation	245	83
Deferred income taxes, net	1,429	2,001
Changes in operating assets and liabilities
Increase in restricted cash	(861)	(1)
Increase in accounts receivable	(812)	(177)
Increase in inventory	(32,499)	(15,429)
Decrease (increase) in earnest money deposits	2,993	(1,858)
Decrease (increase) in other assets	718	(61)
Increase (decrease) in accounts payable	3,285	(2,222)
Increase in accrued expenses	1,522	1,084
Increase in customer and builder deposits	2,133	255
Net cash used in operating activities	(17,301)	(10,060)
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	—	2,768
Acquisition of property and equipment	(7)	(211)
Net cash (used in) provided by investing activities	(7)	2,557
Cash flows from financing activities
Borrowings from lines of credit	30,000	7,000
Proceeds from notes payable	—	1,009
Repayments of lines of credit	(10,000)	(1,561)
Repayments of notes payable	(170)	(2,410)
Contributions from noncontrolling interests	2,228	45
Distributions to noncontrolling interests	(1,500)	(300)
Net cash provided by financing activities	20,558	3,783
Net increase (decrease) in cash and cash equivalents	3,250	(3,720)
Cash and cash equivalents at beginning of period	21,207	22,651
Cash and cash equivalents at end of period	$24,457	$18,931
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$453
Cash paid for taxes	$160	$273
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$1,032	$473
Out-of-period equity adjustment	$—	$1,933

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

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”), which provided for a five year term loan facility (the “Term Loan Facility”). In 2015, the Loan Agreement was repaid in full.

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

Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods.

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

Reclassifications
Depreciation of model home furnishings for the three months ended March 31, 2015 has been reclassified from depreciation and amortization expense in the accompanying consolidated statements of income to cost of residential units to conform to the current period presentation.

Cash related to refundable customer deposits, which are not held in escrow, has been reclassified from restricted cash in the accompanying consolidated balance sheets as of December 31, 2015 and the accompanying consolidated statements of cash flows for the three months ended March 31, 2015 to cash and cash equivalents to conform to the current period presentation.

Out-of-Period Adjustment
During the fourth quarter ended December 31, 2015, the Company recorded an out-of-period adjustment associated with a $1.9 million overaccrual of distributions payable recorded during the fourth quarter ended December 31, 2014. As a result, as of December 31, 2014, accrued expenses was overstated and retained earnings was understated by $1.9 million. After evaluating the quantitative and qualitative aspects of the out-of-period adjustment, management has determined that the adjustment is not material to any prior period financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. This standard was effective for the Company beginning on January 1, 2016. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard was effective for the Company beginning on January 1, 2016. In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As permitted, the Company is deferring and presenting debt issuance costs related to its lines of credit as assets and subsequently amortizing the costs straight line over the term of the lines of credit.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that leases assets to classify the leases as either finance or operating leases and to record assets and liabilities for the rights and obligations created by long-term leases, regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. This standard is effective for the Company beginning on January 1, 2019 and must be adopted using a modified retrospective approach. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. This standard does not change the core principle of the guidance stated in ASU 2014-09. This standard is effective for the Company beginning on January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. This standard is effective for the Company beginning on January 1, 2017. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$3,094	$4,018
Weighted-average number of shares outstanding —basic	48,814	31,346
Basic net income attributable to Green Brick Partners, Inc. per share	$0.06	$0.13
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$3,094	$4,018
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,814	31,346
Dilutive effect of stock options and restricted stock awards	—	—
Weighted-average number of shares outstanding —diluted	48,814	31,346
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.06	$0.13

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2016	2015
Antidilutive options to purchase common stock and restricted stock awards	296	158

3. INVENTORY

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

A summary of inventory is as follows (in thousands):

	March 31, 2016	December 31, 2015
Completed home inventory and residential lots held for sale	$112,567	$85,342
Work in process	242,428	236,383
Undeveloped land	5,873	6,193
Land not owned under option agreements	15,182	16,214
Total Inventory	$376,050	$344,132

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest capitalized at beginning of period	$9,085	$3,713
Interest incurred	708	3,800
Interest charged to cost of sales	(1,002)	(14)
Interest charged to interest expense	—	(281)
Interest capitalized at end of period	$8,791	$7,218

4. DEBT

Lines of Credit
Lines of credit outstanding at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	27,500	17,500
Unsecured revolving credit facility(2)	40,000	30,000
Total lines of credit	$67,500	$47,500

(1)
On July 30, 2015, the Company replaced its John's Creek credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company's subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of the Company's subsidiaries.

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

On May 3, 2016, the Company amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019.
Under the terms of the new revolving credit facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the revolving credit facility as of March 31, 2016.

(2)
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

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At March 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.
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
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of March 31, 2016.

Notes Payable
Notes payable outstanding at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lyons Equities, Inc. Trustee(2)	988	988
Subordinated Lot Notes(3)	—	170
Total notes payable	$9,988	$10,158

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest at March 31, 2016 was $0.

(2)
On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, Texas. Management plans to payoff the note on the maturity date.

(3)
Subsidiaries of the Company purchased lots under various agreements from unrelated third parties. The sellers of these lots had subordinated a percentage of the lot purchase price to various construction loans of subsidiaries of the Company’s construction loans. Notes were signed in relation to the subordination bearing interest at between 8.0% and 14.0%, collateralized by liens on the homes built on each lot. The sellers released their lien upon payment of principle plus accrued interest at the closing of each individual home to a third party buyer. The subordinated lot notes were paid off as of March 31, 2016.

5. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	83	—	83	—	83
Contributions	—	—	—	—	—	45	45
Distributions	—	—	—	—	—	(300)	(300)
Out of period adjustment	—	—	—	1,933	1,933	—	1,933
Net income	—	—	—	4,018	4,018	2,170	6,188
Balance at March 31, 2015	31,346,084	$313	$101,709	$75,870	$177,892	$11,654	$189,546

Balance at December 31, 2015	48,833,323	$488	$271,867	$87,177	$359,532	$12,323	$371,855
Share-based compensation	—	—	245	—	245	—	245
Contributions	—	—	—	—	—	2,228	2,228
Distributions	—	—	—	—	—	(1,500)	(1,500)
Net income	—	—	—	3,094	3,094	1,396	4,490
Balance at March 31, 2016	48,833,323	$488	$272,112	$90,271	$362,871	$14,447	$377,318

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

6. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the three months ended March 31, 2016.

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

Share-Based Award Activity
A summary of restricted stock awards activity during the three months ended March 31, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2015	23	$8.73
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested, March 31, 2016	23	$8.73

A summary of stock option activity during the three months ended March 31, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2015	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2016	500	$7.49	8.62	$50
Options exercisable, March 31, 2016	100	$7.49	8.62	$10

A summary of our unvested stock options during the three months ended March 31, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2015	400	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, March 31, 2016	400	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the three months ended March 31, 2016 and March 31, 2015.

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.0 million which is expected to be recognized over a weighted-average period of 3.2 years.

8. INCOME TAXES

We recorded an income tax provision of $1.5 million and $2.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 24.4% and 26.3%, respectively. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes.

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

As of March 31, 2016, we had deferred tax assets of $79.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. Our deferred tax asset valuation allowance remained unchanged during the three months ended March 31, 2016 from December 31, 2015.

As of December 31, 2015, we had $158.9 million of federal net operating loss carryforwards that will expire beginning with the year ending December 31, 2029. We also have approximately $21.6 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a valuation allowance in the amount of $21.6 million is recorded against the state loss carryforwards in full.

At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefit. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

9. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, the Company had related party transactions through the normal course of business. These transactions include the following:

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

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the three months ended March 31, 2016. The noncontrolling interest attributable to Centre Living was $0.1 million and $0.3 million as of March 31, 2016 and December 31, 2015.

In November 2015, the Company purchased 12 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 92-townhome community, Glens at Sugarloaf in Atlanta. No deposits were paid by the Company in contracting for the lots. The total paid for the lots in 2015 was $1.0 million. During March 2016, the Company purchased the remaining 80 townhome lots within the community at a price of $4.8 million from the affiliated entity.

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

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at March 31, 2016 and December 31, 2015. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11. COMMITMENTS AND CONTINGENCIES

Warranties
The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a ten year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, mechanical and plumbing systems. The Company accrues up to $1,500 per home closed for future warranty claims, and evaluates the adequacy of the reserve annually. Warranty accruals are included within accrued expenses in the consolidated balance sheets.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. The Company has no litigation outstanding as of March 31, 2016. At March 31, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues:
Builder Operations
Texas	$33,581	$29,088
Georgia	33,047	20,573
Land Development	3,330	8,791
	$69,958	$58,452
Gross profit:
Builder Operations
Texas	$8,761	$7,721
Georgia	5,938	5,976
Land Development	990	2,513
	$15,689	$16,210

	March 31, 2016	December 31, 2015
Inventory:
Builder Operations
Texas	$71,513	$60,768
Georgia	179,492	158,623
Land Development	125,045	124,741
	$376,050	$344,132

13. SUBSEQUENT EVENT

On May 3, 2016, the Company amended its Inwood revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to the timing and size of share repurchases, acquisitions, joint ventures and other strategic actions;

•	our debt and related service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•	other risks and uncertainties inherent in our business including those described Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The cash portion of the purchase price was primarily funded from the proceeds of a $70.0 million rights offering conducted by the Company (the $70.0 million includes proceeds from purchases of shares of common stock by certain funds and accounts managed by Greenlight Capital, Inc. and its affiliates (“Greenlight”) and Third Point LLC and its affiliates (“Third Point”)) and $150.0 million of debt financing provided by Greenlight pursuant to a loan agreement, with the lenders from time to time party thereto (the “Loan Agreement”), which provided for a five year term loan facility (the “Term Loan Facility”). In 2015, the Term Loan Facility was repaid in full.

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

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had minimal operations during the three months ended March 31, 2016 and 2015.

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

Overview and Outlook
The following are our key operating metrics for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015: home deliveries increased by 11.0%, home sales revenue increased by 34.2%, average selling prices increased by 20.8%, backlog units increased by 15.7%, backlog units value increased by 39.3%, average sales price of homes in backlog increased by 20.4%, and net new home orders increased by 29.0%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From January 2015 to January 2016 homes in the Dallas and Atlanta markets appreciated by 9.2% and 5.7%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, January 2016). During the three months ended March 31, 2016, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and third in the number of jobs added from March 2015 to March 2016 (Source: US Bureau of Labor Statistics, April 2016). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, April 2016). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended March 31, 2016, our land development segment revenue decreased $5.5 million, or 62.1%, from $8.8 million for the three months ended March 31, 2015 to $3.3 million for the three months ended March 31, 2016. The decrease was comprised of $5.4 million due to a 61.1% decrease in finished inventory of lots delivered from 72 for the three months ended March 31, 2015 to 28 for the three months ended March 31, 2016, and a decrease of $0.1 million related to a decrease in the average sales price per lot from $122,094 per lot for the three months ended March 31, 2015 to $118,944 per lot for the three months ended March 31, 2016.

The decrease in finished inventory lots delivered is a result of a decrease in third party lot sales driven by an increase in intercompany lot sales to our controlled builders where revenue is not recognized until the home closes. While there is a time lag in when we can recognize intercompany lot sales, we believe this is best for the Company as we are able to further invest in our controlled builders and improve overall margins.

Builder Operations
During the three months ended March 31, 2016, our builder operations segment delivered 161 homes, with an average sales price of $413,839, compared to 145 homes, with an average sales price of $342,490, during the same period in 2015. During the three months ended March 31, 2016, our builder operations segment generated approximately $66.6 million in revenue compared to $49.7 million during the same period in 2015. For the three months ended March 31, 2016, net new home orders totaled 240, a 29.0% increase from the same period in 2015. At March 31, 2016, our builder operations segment had a backlog of 280 sold but unclosed homes, a 15.7% increase from the same period in 2015, with a total value of approximately $129.2 million, an increase of $36.4 million, or 39.3%, from March 31, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

Salary Expense
Salary expense represent salaries, benefits and share-based compensation, and are recorded in the period incurred.

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

Other Income, Net
Other income, net consists of net revenue from contracts where we are the general contractor and where our customers own the land, interest on direct financing leases income, profit participation on notes receivable, costs incurred for business acquisitions, depreciation, amortization, income from rental property and forfeited deposits.

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

As of March 31, 2016, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded.

Consolidated Financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Sale of residential units	$66,628	$49,661
Sale of land and lots	3,330	8,791
Total revenues	69,958	58,452
Cost of residential units	51,929	35,964
Cost of land and lots	2,340	6,278
Total cost of sales	54,269	42,242
Total gross profit	15,689	16,210
Salary expense	(6,174)	(4,862)
Selling, general and administrative expense	(4,032)	(2,939)
Operating profit	5,483	8,409
Interest expense	—	(281)
Other income, net	460	267
Income before provision for income taxes	5,943	8,395
Income tax provision	1,453	2,207
Net income	4,490	6,188
Less: net income attributable to noncontrolling interests	1,396	2,170
Net income attributable to Green Brick Partners, Inc.	$3,094	$4,018

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,814	31,346
Diluted	48,814	31,346

Reclassifications
Depreciation of model home furnishings for the three months ended March 31, 2015 has been reclassified from depreciation and amortization expense, which is included in other income, net in the consolidated financial data above, to cost of residential units to conform to the current period presentation.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	240	186	54	29.0%
Number of cancellations	27	26	1	3.8%
Cancellation rate	10.1%	12.3%	(2.2)%	(17.9)%
Average selling communities	44	36	8	22.2%
Selling communities at end of period	44	37	7	18.9%
Backlog ($ in thousands)	$129,190	$92,754	$36,436	39.3%
Backlog (units)	280	242	38	15.7%
Average sales price of backlog	$461,393	$383,281	$78,112	20.4%

Net new home orders for the three months ended March 31, 2016 increased by 54 homes, or 29.0%, to 240 from 186 for the three months ended March 31, 2015. Overall absorption rate for the three months ended March 31, 2016 was an average of 5.5 per selling community (1.8 monthly), compared to an average of 5.2 per selling community (1.7 monthly) for the three months ended March 31, 2015.

Our cancellation rate was approximately 10.1% for the three months ended March 31, 2016, compared to 12.3% for the three months ended March 31, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 38 homes, or 15.7%, to 280 as of March 31, 2016 from 242 as of March 31, 2015. The dollar value of backlog units increased $36.4 million, or 39.3%, to $129.2 million as of March 31, 2016 from $92.8 million as of March 31, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $78,112, or 20.4%, to $461,393 for the three months ended March 31, 2016, compared to $383,281 for the three months ended March 31, 2015. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	161	145	16	11.0%
Home sales revenue ($ in thousands)	$66,628	$49,661	$16,967	34.2%
Average sales price of home delivered	$413,839	$342,490	$71,349	20.8%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended March 31, 2016 for our builder operations segment was 161, compared to new home deliveries of 145 for the three months ended March 31, 2015, resulting in an increase of 16 homes, or 11.0%. The increase in new home deliveries was primarily attributable to a 22.2% increase in new communities to 44 from 36.

Home sales revenue increased $17.0 million, or 34.2%, to $66.6 million for the three months ended March 31, 2016, from $49.7 million for the three months ended March 31, 2015. The increase in revenue was comprised of (a) a $11.6 million increase in revenues resulting from an increase in average sales price of $71,349 per home to $413,839 for the three months ended March 31, 2016 from $342,490 for the three months ended March 31, 2015, and (b) a $5.4 million increase in revenues driven by a 11.0% increase in homes delivered to 161 for the three months ended March 31, 2016, from 145 for the three months ended March 31, 2015. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended March 31,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$66,628	100.0%	$49,661	100.0%
Cost of home sales	$51,929	77.9%	$35,964	72.4%
Homebuilding gross margin	$14,699	22.1%	$13,697	27.6%

Cost of home sales for the three months ended March 31, 2016 for builder operations was $51.9 million, compared to cost of home sales of $36.0 million for the three months ended March 31, 2015, resulting in an increase of $16.0 million, or 44.4%, primarily due to the 11.0% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended March 31, 2016 for builder operations was 22.1%, compared to a gross margin percentage of 27.6% for the three months ended March 31, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the three months ended March 31, 2016. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the three months ended March 31, 2015 and the amortization of capitalized interest during the three months ended March 31, 2016.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$55	$324	1.7%	3.7%
Builder operations	$6,119	$4,538	9.2%	9.1%

Land Development
Salary expense for the three months ended March 31, 2016 for land development was $0.1 million compared to $0.3 million for the three months ended March 31, 2015, a decrease of 83.0%. The decrease is primarily the result of a decrease in employee headcount of 3.

Builder Operations
Salary expense for the three months ended March 31, 2016 for builder operations was $6.1 million, compared to $4.5 million for the three months ended March 31, 2015, an increase of 34.8%. The increase was primarily the result of an increase in salaries driven by an increase in employee headcount of 51 and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$227	$260	6.8%	3.0%
Builder operations	$3,805	$2,679	5.7%	5.4%

Land Development
Selling, general and administrative expense for the three months ended March 31, 2016 for land development remained relatively flat at $0.2 million.

Builder Operations
Selling, general and administrative expense for the three months ended March 31, 2016 for builder operations was $3.8 million, compared to $2.7 million for the three months ended March 31, 2015, an increase of 42.0%. The increase was primarily attributable to increases in expenditures to support builder operations in anticipation of future growth in our business. The average selling community count is 44 for the three months ended March 31, 2016 compared to 36 for the three months ended March 31, 2015.

Interest Expense
Interest expense decreased $0.3 million, or 100.0%, to $0.0 million for the three months ended March 31, 2016, from $0.3 million for the three months ended March 31, 2015. The decrease was due to an increase in the amount of capitalized interest during three months ended March 31, 2016.

Other Income, Net
Other income, net, remained increased $0.2 million, or 72.3%, to $0.5 million for the three months ended March 31, 2016, from $0.3 million for the three months ended March 31, 2015. The increase was due to an increase in various other income and a decrease in various other expense.

Income Tax Provision
Income tax expense decreased $0.8 million, or 34.2%, for the three months ended March 31, 2016, from an expense of $2.2 million for the three months ended March 31, 2015. The decrease in income tax expense is due primarily to a decrease in pre-tax book income and discrete tax benefits.

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $158.9 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through March 31, 2016, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning. Our deferred tax asset valuation allowance remained unchanged during the three months ended March 31, 2016 from December 31, 2015.

As of March 31, 2016, we had deferred tax assets of $79.2 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to federal net operating loss carryforwards and basis in partnerships. We evaluate the appropriateness of a valuation allowance based on the consideration of all available positive and negative evidence, including the generation of taxable income, historical operating results, economic factors and general risk factors, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized in consideration of all available positive and negative information. As of March 31, 2016, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of March 31, 2016 and December 31, 2015. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own.

	March 31, 2016	December 31, 2015
Lots Owned(1)
Texas	2,533	2,659
Georgia	1,203	991
Total	3,736	3,650
Lots Controlled(1)(2)
Texas	384	326
Georgia	552	758
Total	936	1,084

Total Lots Owned and Controlled(1)	4,672	4,734

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of March 31, 2016 and December 31, 2015, we had $24.5 million and $21.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2016 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On July 1, 2015, we completed the Equity Offering of 17,000,000 shares of our common stock at a price to the public of $10.00 per share. On July 23, 2015, the underwriters purchased 444,897 additional shares pursuant to their 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. The Equity Offering resulted in net proceeds of approximately $170.0 million, after deducting underwriting discounts and offering expenses, which we used to repay the Term Loan Facility and for working capital and general corporate purposes. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood National Bank (“Inwood”), which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The maturity date for the new revolving credit facility is July 30, 2017. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital. Our debt to total capitalization ratio was less than 18% as of March 31, 2016.

Revolving Credit Facility
As of March 31, 2016, we had the following lines of credit (“LOC”):

On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million. The maturity date for the new revolving credit facility is July 30, 2017. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of our subsidiaries.

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

On May 3, 2016, we amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019. See Note 5 and Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Under the terms of the new revolving credit facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage.

On December 15, 2015, we entered into a credit agreement with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Subject to certain terms and conditions, we may, at its option, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility will be available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At March 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.

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

We were in compliance with the covenants under the LOC agreements described above as of March 31, 2016.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas.

On May 22, 2015, a subsidiary of JBGL signed a promissory note with Lyons Equities, Inc. Trustee for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, Texas.

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

•
Operating activities. Net cash used in operating activities for the three months ended March 31, 2016 was $17.3 million, compared to net cash used of $10.1 million during the three months ended March 31, 2015. The change was primarily attributable to (a) changes in working capital associated with inventory, as inventory increased by 9.3% for the three months ended March 31, 2016 compared to a 5.5% increase in inventory for the three months ended March 31, 2015, partially offset by (b) changes in working capital associated with (i) accounts payable, as accounts payable increased by 24.3% for the three months ended March 31, 2016 compared to a decrease of 16.4% during the three months ended March 31, 2015, (ii) earnest money deposits, as earnest money deposits decreased by 16.8% for the three months ended March 31, 2016 compared to an increase of 27.8% during the three months ended March 31, 2015, and (iii) customer and builder deposits, as customer and builder deposits increased 30.7% for the three months ended March 31, 2016 compared to an increase of 2.6% during the three months ended March 31, 2015.

•
Investing activities. Net cash used in investing activities for the three months ended March 31, 2016 was $7,000, compared to net cash provided of $2.6 million during the three months ended March 31, 2015. The change was primarily due to a decrease in proceeds from investment in direct financing leases for the three months ended March 31, 2016.

•
Financing activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $20.6 million, compared to net cash provided of $3.8 million during the three months ended March 31, 2015. The change was primarily due to an increase in line of credit borrowings of $23.0 million, partially offset by an increase in repayments of notes payable and line of credit of $6.2 million during the three months ended March 31, 2016.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2015 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of March 31, 2016, we had $67.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2016, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of the actions that we are currently undertaking to remediate these material weaknesses, which have not been remediated as of March 31, 2016, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the first quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended March 31, 2016 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2016	—	$—	—	—
February 1 - February 29, 2016	—	$—	—	—
March 1 - March 31, 2016	—	$—	—	1,000
Total	—	$—	—	1,000

(1)
Our share repurchase program was approved by our Board of Directors in March 2016 and allows us to repurchase up to 1,000,000 shares of our common stock through 2017 or a determination by the Board to discontinue the repurchase program. The share repurchase program does not obligate us to acquire any specific number of shares.

ITEM 6. EXHIBITS INDEX

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:    May 9, 2016