Form 10-Q
period 2016-06-30
Green Brick Partners, Inc.
filed 2016-08-08
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

 The number of shares of the Registrant's common stock outstanding as of August 4, 2016 was 48,937,084.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$24,113	$21,207
Restricted cash	1,544	94
Accounts receivable	2,186	3,314
Inventory	381,958	344,132
Property and equipment, net	846	802
Earnest money deposits	14,882	17,845
Deferred income tax assets, net	75,579	80,663
Other assets	4,778	5,819
Total assets	$505,886	$473,876
Liabilities and stockholders' equity
Accounts payable	$16,745	$13,530
Accrued expenses	9,121	5,719
Customer and builder deposits	10,122	6,938
Obligations related to land not owned under option agreements	14,739	18,176
Borrowings on lines of credit	63,500	47,500
Notes payable	9,000	10,158
Total liabilities	123,227	102,021
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,937,084 and 48,833,323 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	489	488
Additional paid-in capital	272,703	271,867
Retained earnings	97,014	87,177
Total Green Brick Partners, Inc. stockholders’ equity	370,206	359,532
Noncontrolling interests	12,453	12,323
Total stockholders’ equity	382,659	371,855
Total liabilities and stockholders’ equity	$505,886	$473,876

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sale of residential units	$93,732	$60,369	$160,360	$110,030
Sale of land and lots	5,204	11,618	8,534	20,409
Total revenues	98,936	71,987	168,894	130,439
Cost of residential units	71,999	46,204	123,928	82,168
Cost of land and lots	3,373	8,600	5,713	14,878
Total cost of sales	75,372	54,804	129,641	97,046
Total gross profit	23,564	17,183	39,253	33,393
Salary expense	(6,745)	(4,647)	(12,919)	(9,509)
Selling, general and administrative expense	(4,426)	(3,376)	(8,458)	(6,315)
Operating profit	12,393	9,160	17,876	17,569
Interest expense	—	—	—	(281)
Depreciation and amortization expense	(65)	(265)	(121)	(342)
Interest on direct financing leases income	—	—	—	13
Other income, net	1,320	275	1,836	606
Income before provision for income taxes	13,648	9,170	19,591	17,565
Income tax provision	4,230	2,166	5,683	4,373
Net income	9,418	7,004	13,908	13,192
Less: net income attributable to noncontrolling interests	2,675	3,216	4,071	5,386
Net income attributable to Green Brick Partners, Inc.	$6,743	$3,788	$9,837	$7,806

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.14	$0.12	$0.20	$0.25
Diluted	$0.14	$0.12	$0.20	$0.25
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,894	31,346	48,852	31,346
Diluted	48,894	31,353	48,852	31,350

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,908	$13,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	121	342
Share-based compensation	834	196
Deferred income taxes, net	5,084	3,994
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	(1,450)	30
Decrease (increase) in accounts receivable	1,128	(62)
Increase in inventory	(41,263)	(28,097)
Decrease (increase) in earnest money deposits	2,963	(2,265)
Decrease (increase) in other assets	1,041	(1,317)
Increase in accounts payable	3,215	1,052
Increase in accrued expenses	3,403	810
Increase in customer and builder deposits	3,184	457
Net cash used in operating activities	(7,832)	(11,668)
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	—	2,768
Acquisition of property and equipment	(164)	(432)
Net cash (used in) provided by investing activities	(164)	2,336
Cash flows from financing activities
Borrowings from lines of credit	40,000	13,500
Proceeds from notes payable	—	2,676
Repayments of lines of credit	(24,000)	(7,061)
Repayments of notes payable	(1,157)	(3,004)
Contributions from noncontrolling interests	2,351	87
Distributions to noncontrolling interests	(6,292)	(2,673)
Net cash provided by financing activities	10,902	3,525
Net increase (decrease) in cash and cash equivalents	2,906	(5,807)
Cash and cash equivalents at beginning of period	21,207	22,651
Cash and cash equivalents at end of period	$24,113	$16,844
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$3,046
Cash paid for taxes	$706	$914
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$3,263	$1,429
Out-of-period equity adjustment	$—	$1,933

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

Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

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

Reclassifications
Depreciation of model home furnishings for the three and six months ended June 30, 2015 has been reclassified from depreciation and amortization expense in the accompanying consolidated statements of income to cost of residential units to conform to the current period presentation.

Cash related to refundable customer deposits, which are not held in escrow, has been reclassified from restricted cash in the accompanying consolidated balance sheets as of December 31, 2015 and the accompanying consolidated statements of cash flows for the six months ended June 30, 2015 to cash and cash equivalents to conform to the current period presentation.

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

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective approach or the modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. This standard was effective for the Company beginning on January 1, 2016. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard was effective for the Company beginning on January 1, 2016. In August 2015, FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As permitted, the Company is deferring and presenting debt issuance costs related to its lines of credit as assets and subsequently amortizing the costs straight line over the term of the lines of credit.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative. The standard amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company beginning on January 1, 2017. Early adoption is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires an entity that leases assets to classify the leases as either finance or operating leases and to record assets and liabilities for the rights and obligations created by long-term leases, regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. This standard is effective for the Company beginning on January 1, 2019 and must be adopted using a modified retrospective approach. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. This standard does not change the core principle of the guidance stated in ASU 2014-09. This standard is effective for the

Company beginning on January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. This standard is effective for the Company beginning on January 1, 2017. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$6,743	$3,788	$9,837	$7,806
Weighted-average number of shares outstanding —basic	48,894	31,346	48,852	31,346
Basic net income attributable to Green Brick Partners, Inc. per share	$0.14	$0.12	$0.20	$0.25
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$6,743	$3,788	$9,837	$7,806
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,894	31,346	48,852	31,346
Dilutive effect of stock options and restricted stock awards	—	7	—	4
Weighted-average number of shares outstanding —diluted	48,894	31,353	48,852	31,350
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.14	$0.12	$0.20	$0.25

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Antidilutive options to purchase common stock and restricted stock awards	150	42	223	100

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

A summary of inventory is as follows (in thousands):

	June 30, 2016	December 31, 2015
Completed home inventory and residential lots held for sale	$115,492	$85,342
Work in process	247,641	236,383
Undeveloped land	5,874	6,193
Land not owned under option agreements	12,951	16,214
Total Inventory	$381,958	$344,132

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest capitalized at beginning of period	$8,791	$7,218	$9,085	$3,713
Interest incurred	817	3,548	1,525	7,348
Interest charged to cost of sales	(699)	(912)	(1,701)	(926)
Interest charged to interest expense	—	—	—	(281)
Interest capitalized at end of period	$8,909	$9,854	$8,909	$9,854

4. DEBT

Lines of Credit
Lines of credit outstanding at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$23,500	$17,500
Unsecured revolving credit facility(2)	40,000	30,000
Total lines of credit	$63,500	$47,500

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
Under the terms of the new revolving credit facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the revolving credit facility as of June 30, 2016.

(2)
On December 15, 2015, the Company entered into a credit agreement with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Subject to certain terms and conditions, the Company may, at its option, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility is be available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At June 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.
The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.
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
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of June 30, 2016.

Notes Payable
Notes payable outstanding at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lyons Equities, Inc. Trustee(2)	—	988
Subordinated Lot Notes(3)	—	170
Total notes payable	$9,000	$10,158

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest at June 30, 2016 was $0.

(2)
On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, Texas. The note was paid off during May 2016.

(3)
Subsidiaries of the Company purchased lots under various agreements from unrelated third parties. The sellers of these lots had subordinated a percentage of the lot purchase price to various construction loans of subsidiaries of the Company’s construction loans. Notes were signed in relation to the subordination bearing interest at between 8.0% and 14.0%, collateralized by liens on the homes built on each lot. The sellers released their lien upon payment of principle plus accrued interest at the closing of each individual home to a third party buyer. The subordinated lot notes were paid off during the three months ended March 31, 2016.

5. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	155	—	155	—	155
Issuance of common stock under 2014 Equity Plan	22,908	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	41	—	41	—	41
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(2,673)	(2,673)
Out of period adjustment	—	—	—	1,933	1,933	—	1,933
Net income	—	—	—	7,806	7,806	5,386	13,192
Balance at June 30, 2015	31,368,992	$313	$101,822	$79,658	$181,793	$12,539	$194,332

Balance at December 31, 2015	48,833,323	$488	$271,867	$87,177	$359,532	$12,323	$371,855
Share-based compensation	—	—	219	—	219	—	219
Issuance of common stock under 2014 Equity Plan	103,761	1	490	—	491	—	491
Amortization of deferred share-based compensation	—	—	127	—	127	—	127
Contributions	—	—	—	—	—	2,351	2,351
Distributions	—	—	—	—	—	(6,292)	(6,292)
Net income	—	—	—	9,837	9,837	4,071	13,908
Balance at June 30, 2016	48,937,084	$489	$272,703	$97,014	$370,206	$12,453	$382,659

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

6. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the six months ended June 30, 2016.

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

Share-Based Award Activity
In April 2016, the Company granted 65,875 shares of common stock (the “Stock Bonus Awards”) to its Named Executive Officers, pursuant to the 2014 Equity Plan. At the time of the grant, the Stock Bonus Awards were 100% vested and non-forfeitable. The Stock Bonus Awards have a weighted grant-date fair value of $7.45 per share. The fair value of the Stock Bonus Awards were recorded as share-based compensation expense in April 2016.

During the three months ended June 30, 2016, the Company's non-employee Board of Directors elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. In June 2016, the Company granted 37,886 restricted stock awards (“RSAs”) to certain non-employee Board of Directors, pursuant to the 2014 Equity Plan. The RSAs will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Issuer's 2017 Annual Meeting of Stockholders. The RSAs have a weighted average grant-date fair value of $7.51 per share. The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period.

A summary of restricted stock awards activity during the six months ended June 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2015	23	$8.73
Granted	104	$7.47
Vested	(89)	$7.78
Forfeited	—	$—
Nonvested, June 30, 2016	38	$7.51

A summary of stock option activity during the six months ended June 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2015	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2016	500	$7.49	8.32	$—
Options exercisable, June 30, 2016	100	$7.49	8.32	$—

A summary of our unvested stock options during the six months ended June 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2015	400	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, June 30, 2016	400	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the six months ended June 30, 2016 and June 30, 2015.

Share-Based Compensation Expense
Share-based compensation expense was $0.6 million and $0.8 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.2 million which is expected to be recognized over a weighted-average period of 2.8 years.

8. INCOME TAXES

We recorded an income tax provision of $4.2 million and $5.7 million for the three and six months ended June 30, 2016 and June 30, 2015, respectively, as compared to $2.2 million and $4.4 million for three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 31.0% and 29.0%, respectively, as compared to 23.6% and 24.9% for the three and six months ended June 30, 2015. The effective tax rate for the three and six months ended June 30, 2016 and June 30, 2015 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes.

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

As of June 30, 2016, we had deferred tax assets, net of $75.6 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. Our deferred tax asset valuation allowance remained unchanged during the six months ended June 30, 2016 from December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefit. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

9. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2016 and 2015, the Company had related party transactions through the normal course of business. These transactions include the following:

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

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements. The noncontrolling interest attributable to Centre Living was $0.1 million and $0.3 million as of June 30, 2016 and December 31, 2015. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots.

In November 2015, the Company purchased 12 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 92-unit townhome community, Glens at Sugarloaf in Atlanta. No deposits were paid by the Company in contracting for the lots. The total paid for the lots in 2015 was $1.0 million. During March 2016, the Company purchased the remaining 80 townhome lots within the community at a price of $4.8 million from the affiliated entity.

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

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40-unit townhome community, Dunwoody Towneship. No deposits were paid by the Company in contracting for the lots. The total paid for the lots in 2016 was $1.8 million. Under the option agreement in place, the total that would be expected to be paid for the remaining lots would be $1.8 million during 2017 and $1.7 million during 2018.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investment in direct financing lease, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements at June 30, 2016 and December 31, 2015. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. The Company has no litigation outstanding as of June 30, 2016. At June 30, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues:
Builder Operations
Texas	$47,106	$34,059	$80,686	$63,147
Georgia	46,626	26,310	79,674	46,883
Land Development	5,204	11,618	8,534	20,409
	$98,936	$71,987	$168,894	$130,439
Gross profit:
Builder Operations
Texas	$11,083	$7,723	$18,921	$15,444
Georgia	10,650	6,442	17,511	12,418
Land Development	1,831	3,018	2,821	5,531
	$23,564	$17,183	$39,253	$33,393

	June 30, 2016	December 31, 2015
Inventory:
Builder Operations
Texas	$78,151	$60,768
Georgia	179,038	158,623
Land Development	124,769	124,741
	$381,958	$344,132

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 4,500 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$270,000 to $600,000
			Single family	$330,000 to $1.4 million
			Luxury homes	$1.2 million to $3.0 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$220,000 to $420,000
			Single family	$300,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$600,000 and above

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had minimal operations during the six months ended June 30, 2016 and 2015.

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

Overview and Outlook
The following are our key operating metrics for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015: home deliveries increased by 30.9%, home sales revenue increased by 55.3%, average selling prices increased by 18.6%, backlog units increased by 23.3%, backlog units value increased by 37.1%, average sales price of homes in backlog increased by 11.2%, and net new home orders increased by 41.4%.

The following are our key operating metrics for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015: home deliveries increased by 21.5%, home sales revenue increased by 45.7%, average selling prices increased by 20.0%, and net new home orders increased by 38.0%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From April 2015 to April 2016 homes in the Dallas and Atlanta markets appreciated by 8.7% and 6.5%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, June 2016). During the six months ended June 30, 2016, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked second in the rate of job growth and third in the number of jobs added from June 2015 to June 2016 (Source: US Bureau of Labor Statistics, July 2016). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, July 2016). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended June 30, 2016, our land development segment revenue decreased $6.4 million, or 55.2%, from $11.6 million for the three months ended June 30, 2015 to $5.2 million for the three months ended June 30, 2016. The decrease was comprised of $7.6 million due to a 65.5% decrease in finished inventory of lots delivered from 113 for the three months ended June 30, 2015 to 39 for the three months ended June 30, 2016, partially offset by an increase of $1.2 million related to an increase in the average sales price per lot of $133,419 per lot for the three months ended June 30, 2016 from $102,817 per lot for the three months ended June 30, 2015.

During the six months ended June 30, 2016, our land development segment revenue decreased $11.9 million, or 58.2%, from $20.4 million for the six months ended June 30, 2015 to $8.5 million for the six months ended June 30, 2016. The decrease was comprised of $13.0 million due to a 63.8% decrease in finished inventory lots delivered from 185 for the six months ended June 30, 2015 to 67 for the six months ended June 30, 2016, partially offset by an increase of $1.1 million related to an increase in the average sales price per lot of $127,369 per lot for the six months ended June 30, 2016 from $110,319 per lot for the six months ended June 30, 2015.

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

Builder Operations
During the three months ended June 30, 2016, our builder operations segment delivered 212 homes, with an average sales price of $442,132, compared to 162 homes, with an average sales price of $372,648, during the same period in 2015. During the three months ended June 30, 2016, our builder operations segment generated approximately $93.7 million in revenue compared to $60.4 million during the same period in 2015. For the three months ended June 30, 2016, net new home orders totaled 239, a 41.4% increase from the same period in 2015.

During the six months ended June 30, 2016, our builder operations segment delivered 373 homes, with an average sales price of $429,920, compared to 307 homes, with an average sales price of $358,404, during the same period in 2015. During the same period, our builder operations segment generated approximately $160.4 million in revenue compared to $110.0 million during the same period in 2015. For the six months ended June 30, 2016, net new home orders totaled 479, a 38.0% increase from the same period in 2015.

At June 30, 2016, our builder operations segment had a backlog of 307 sold but unclosed homes, a 23.3% increase from the same period in 2015, with a total value of approximately $140.3 million, an increase of $37.9 million, or 37.1%, from June 30, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

As of June 30, 2016, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.2 million has been recorded.

Consolidated Financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Sale of residential units	$93,732	$60,369	$160,360	$110,030
Sale of land and lots	5,204	11,618	8,534	20,409
Total revenues	98,936	71,987	168,894	130,439
Cost of residential units	71,999	46,204	123,928	82,168
Cost of land and lots	3,373	8,600	5,713	14,878
Total cost of sales	75,372	54,804	129,641	97,046
Total gross profit	23,564	17,183	39,253	33,393
Salary expense	(6,745)	(4,647)	(12,919)	(9,509)
Selling, general and administrative expense	(4,426)	(3,376)	(8,458)	(6,315)
Operating profit	12,393	9,160	17,876	17,569
Interest expense	—	—	—	(281)
Other income, net	1,255	10	1,715	277
Income before provision for income taxes	13,648	9,170	19,591	17,565
Income tax provision	4,230	2,166	5,683	4,373
Net income	9,418	7,004	13,908	13,192
Less: net income attributable to noncontrolling interests	2,675	3,216	4,071	5,386
Net income attributable to Green Brick Partners, Inc.	$6,743	$3,788	$9,837	$7,806

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.14	$0.12	$0.20	$0.25
Diluted	$0.14	$0.12	$0.20	$0.25

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,894	31,346	48,852	31,346
Diluted	48,894	31,353	48,852	31,350

Reclassifications
Depreciation of model home furnishings for the three and six months ended June 30, 2015 has been reclassified from depreciation and amortization expense, which is included in other income, net in the consolidated financial data above, to cost of residential units to conform to the current period presentation.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	239	169	70	41.4%
Number of cancellations	38	34	4	11.8%
Cancellation rate	13.7%	16.7%	(3.0)%	(18.0)%
Average selling communities	46	39	7	17.9%
Selling communities at end of period	48	43	5	11.6%
Backlog ($ in thousands)	$140,343	$102,401	$37,942	37.1%
Backlog (units)	307	249	58	23.3%
Average sales price of backlog	$457,143	$411,249	$45,894	11.2%

Net new home orders for the three months ended June 30, 2016 increased by 70 homes, or 41.4%, to 239 from 169 for the three months ended June 30, 2015. Overall absorption rate for the three months ended June 30, 2016 was an average of 5.4 per selling community (1.8 monthly), compared to an average of 4.3 per selling community (1.4 monthly) for the three months ended June 30, 2015.

Our cancellation rate was approximately 13.7% for the three months ended June 30, 2016, compared to 16.7% for the three months ended June 30, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 58 homes, or 23.3%, to 307 as of June 30, 2016 from 249 as of June 30, 2015. The dollar value of backlog units increased $37.9 million, or 37.1%, to $140.3 million as of June 30, 2016 from $102.4 million as of June 30, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $45,894, or 11.2%, to $457,143 for the three months ended June 30, 2016, compared to $411,249 for the three months ended June 30, 2015. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	212	162	50	30.9%
Home sales revenue ($ in thousands)	$93,732	$60,369	$33,363	55.3%
Average sales price of home delivered	$442,132	$372,648	$69,484	18.6%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended June 30, 2016 for our builder operations segment was 212, compared to new home deliveries of 162 for the three months ended June 30, 2015, resulting in an increase of 50 homes, or 30.9%. The increase in new home deliveries was primarily attributable to a 17.9% increase in new communities to 46 from 39 and an increase in the number of homes delivered per community.

Home sales revenue increased $33.4 million, or 55.3%, to $93.7 million for the three months ended June 30, 2016, from $60.4 million for the three months ended June 30, 2015. The increase in revenue was comprised of (a) a $18.7 million increase in revenues driven by a 30.9% increase in homes delivered to 212 for the three months ended June 30, 2016, from 162 for the three months ended June 30, 2015, and (b) a $14.7 million increase in revenues resulting from an increase in average sales price of $69,484 per home to $442,132 for the three months ended June 30, 2016 from $372,648 for the three months ended

June 30, 2015. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended June 30,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$93,732	100.0%	$60,369	100.0%
Cost of home sales	$71,999	76.8%	$46,204	76.5%
Homebuilding gross margin	$21,733	23.2%	$14,165	23.5%

Cost of home sales for the three months ended June 30, 2016 for builder operations was $72.0 million, compared to cost of home sales of $46.2 million for the three months ended June 30, 2015, resulting in an increase of $25.8 million, or 55.8%, primarily due to the 30.9% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended June 30, 2016 for builder operations was 23.2%, compared to a gross margin percentage of 23.5% for the three months ended June 30, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the three months ended June 30, 2016. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the three months ended June 30, 2015.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$54	$213	1.0%	1.8%
Builder operations	$6,691	$4,434	7.1%	7.3%

Land Development
Salary expense for the three months ended June 30, 2016 for land development was $0.1 million compared to $0.2 million for the three months ended June 30, 2015, a decrease of 74.6%. The decrease is primarily the result of a decrease in the average employee headcount of 2 for the three months ended June 30, 2016.

Builder Operations
Salary expense for the three months ended June 30, 2016 for builder operations was $6.7 million, compared to $4.4 million for the three months ended June 30, 2015, an increase of 50.9%. The increase was primarily the result of an increase in salaries driven by an increase in the average employee headcount of 53 and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$300	$471	5.8%	4.1%
Builder operations	$4,126	$2,905	4.4%	4.8%

Land Development
Selling, general and administrative expense for the three months ended June 30, 2016 for land development was $0.3 million, compared to $0.5 million for the three months ended June 30, 2015, a decrease of 36.3%. The decrease was primarily attributable to a decrease in property tax expense and a decrease in various other selling, general and administrative expense during the three months ended June 30, 2016.

Builder Operations
Selling, general and administrative expense for the three months ended June 30, 2016 for builder operations was $4.1 million, compared to $2.9 million for the three months ended June 30, 2015, an increase of 42.0%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 46 for the three months ended June 30, 2016 compared to 39 for the three months ended June 30, 2015. Selling, general and administrative expense as a percentage of related revenue decreased 8.3% for the three months ended June 30, 2016, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Interest Expense
Interest expense was $0.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively, as all interest expense was capitalized.

Other Income, Net
Other income, net, increased $1.2 million, or 12,450.0%, to $1.3 million for the three months ended June 30, 2016, from $0.0 million for the three months ended June 30, 2015. The increase was due primarily to an increase in homes built on third party lots of $0.5 million, sale of a commercial tract of $0.4 million, and an increase in various other income, net, partially offset by an increase $0.2 million in depreciation and amortization expense.

Income Tax Provision
Income tax expense increased $2.1 million, or 95.3%, for the three months ended June 30, 2016, from an expense of $2.2 million for the three months ended June 30, 2015. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	479	347	132	38.0%
Number of cancellations	65	60	5	8.3%
Cancellation rate	11.9%	14.7%	(2.8)%	(19.0)%
Average selling communities	46	37	9	24.3%

Net new home orders for the six months ended June 30, 2016 increased by 132 homes, or 38.0%, to 479 from 347 for the six months ended June 30, 2015. Overall absorption rate for the six months ended June 30, 2016 was an average of 10.9 per selling community (1.8 monthly), compared to an average of 9.4 per selling community (1.6 monthly) for the six months ended June 30, 2015.

Our cancellation rate was approximately 11.9% for the six months ended June 30, 2016, compared to 14.7% for the six months ended June 30, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate and that our low cancellation rate for the six months ended June 30, 2016 was atypical. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	373	307	66	21.5%
Home sales revenue ($ in thousands)	$160,360	$110,030	$50,330	45.7%
Average sales price of home delivered	$429,920	$358,404	$71,516	20.0%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the six months ended June 30, 2016 for our builder operations segment was 373, compared to new home deliveries of 307 for the six months ended June 30, 2015, resulting in an increase of 66 homes, or 21.5%. The increase in new home deliveries was primarily attributable to a 24.3% increase in new communities to 46 from 37 and an increase in the number of homes delivered per community.

Home sales revenue increased $50.3 million, or 45.7%, to $160.4 million for the six months ended June 30, 2016, from $110.0 million for the six months ended June 30, 2015. The increase in revenue is due to (a) a $23.6 million increase in revenues driven by a 21.5% increase in homes delivered to 373 for the six months ended June 30, 2016, from 307 for the six months ended June 30, 2015, and (b) a $26.7 million increase in revenues resulting from an increase in average sales price of $71,516 per home to $429,920 for the six months ended June 30, 2016 from $358,404 for the six months ended June 30, 2015.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Six Months Ended June 30,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$160,360	100.0%	$110,030	100.0%
Cost of home sales	$123,928	77.3%	$82,168	74.7%
Homebuilding gross margin	$36,432	22.7%	$27,862	25.3%

Cost of home sales for the six months ended June 30, 2016 for builder operations was $123.9 million, compared to cost of home sales of $82.2 million for the six months ended June 30, 2015, resulting in an increase of $41.8 million, or 50.8%. Homebuilding gross margin percentage for the six months ended June 30, 2016 for builder operations was 22.7%, compared to a gross margin percentage of 25.3% for the six months ended June 30, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the six months ended June 30, 2016. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the six months ended June 30, 2015, and the amortization of capitalized interest during the six months ended June 30, 2016.

Salary Expense
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$109	$537	1.3%	2.6%
Builder operations	$12,810	$8,972	8.0%	8.2%

Land Development
Salary expense for the six months ended June 30, 2016 for land development was $0.1 million compared to $0.5 million for the six months ended June 30, 2015, a decrease of 79.7%. The decrease is primarily the result of a decrease in employee headcount of 2.

Builder Operations
Salary expense for the six months ended June 30, 2016 for builder operations was $12.8 million, compared to $9.0 million for the six months ended June 30, 2015, an increase of 42.8%. The increase was primarily the result of an increase in salaries driven by an increase in the average employee headcount of 56 and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$527	$731	6.2%	3.6%
Builder operations	$7,931	$5,584	4.9%	5.1%

Land Development
Selling, general and administrative expense for the six months ended June 30, 2016 for land development was $0.5 million compared to $0.7 million for the six months ended June 30, 2015, a decrease of 27.9%. The decrease was primarily attributable to a decrease in property tax expense and a decrease in various other selling, general and administrative expense during the six months ended June 30, 2016.

Builder Operations
Selling, general and administrative expense for the six months ended June 30, 2016 for builder operations was $7.9 million, compared to $5.6 million for the six months ended June 30, 2015, an increase of 42.0%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 46 for the six months ended June 30, 2016 compared to 37 for the six months ended June 30, 2015. Selling, general and administrative expense as a percentage of related revenue decreased 3.9% for the six months ended June 30, 2016, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Interest Expense
Interest expense decreased $0.3 million, or 100.0%, to $0.0 million for the six months ended June 30, 2016, from $0.3 million for the six months ended June 30, 2015. The decrease was due to an increase in the amount of capitalized interest during six months ended June 30, 2016.

Other Income, Net
Other income, net, increased $1.4 million, or 519.1%, to $1.7 million for the six months ended June 30, 2016, from $0.3 million for the six months ended June 30, 2015. The increase was due to an increase in homes built on third party lots of $0.7 million, other income on sale of a commercial tract of $0.4 million, and an increase in various other income, net, partially offset by an increase $0.2 million in depreciation and amortization expense.

Income Tax Provision
Income tax expense increased $1.3 million, or 30.0%, for the six months ended June 30, 2016, from an expense of $4.4 million for the six months ended June 30, 2015. The increase in income tax expense is due primarily to an increase in pre-tax book income, partially offset by discrete tax benefits.

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $158.9 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through June 30, 2016, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.6 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The Company maintains a deferred income tax asset in the amount of $1.2 million for the state loss carryforwards and a related valuation allowance in the amount of $1.2 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning. Our deferred tax asset valuation allowance remained unchanged during the six months ended June 30, 2016 from December 31, 2015.

As of June 30, 2016, we had deferred tax assets of $75.6 million, which was net of a valuation allowance in the amount of $1.2 million relating to state loss carryforwards. The deferred tax assets are primarily related to federal net operating loss carryforwards and basis in partnerships. We evaluate the appropriateness of a valuation allowance based on the consideration of all available positive and negative evidence, including the generation of taxable income, historical operating results, economic factors and general risk factors, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized in consideration of all available positive and negative information. As of June 30, 2016, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with GAAP.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of June 30, 2016 and December 31, 2015. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own.

	June 30, 2016	December 31, 2015
Lots Owned(1)
Texas	2,521	2,659
Georgia	1,222	991
Total	3,743	3,650
Lots Controlled(1)(2)
Texas	285	326
Georgia	459	758
Total	744	1,084

Total Lots Owned and Controlled(1)	4,487	4,734

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2016 and December 31, 2015, we had $24.1 million and $21.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended June 30, 2016 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital. Our debt to total capitalization ratio was less than 17% as of June 30, 2016.

Revolving Credit Facility
As of June 30, 2016, we had the following lines of credit (“LOC”):

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

On December 15, 2015, we entered into a credit agreement with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Subject to certain terms and conditions, we may, at its option, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility is available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. At June 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.

The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.

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

We were in compliance with the covenants under the LOC agreements described above as of June 30, 2016.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing at December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas.

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

•
Operating activities. Net cash used in operating activities for the six months ended June 30, 2016 was $7.8 million, compared to net cash used of $11.7 million during the six months ended June 30, 2015. The change was primarily attributable to (a) changes in working capital associated with (i) earnest money deposits, as earnest money deposits decreased by 16.6% for the six months ended June 30, 2016, compared to an increase of 33.9% during the six months ended June 30, 2015, (ii) customer and builder deposits, as customer and builder deposits increased 45.9% for the six months ended June 30, 2016, compared to an increase of 4.7% during the six months ended June 30, 2015, (iii) accrued expenses, as accrued expense increased by 59.5% for the six months ended June 30, 2016, compared to an increase of 7.2% during the six months ended June 30, 2015, and (iv) other assets, as other assets decreased by 17.9% for the six months ended June 30, 2016, compared to an increase of 61.5% during the six months ended June 30, 2015, partially offset by (b) inventory, as inventory increased by 11.0% for the six months ended June 30, 2016, compared to a 9.7% increase in inventory for the six months ended June 30, 2015.

•
Investing activities. Net cash used in investing activities for the six months ended June 30, 2016 was $0.2 million, compared to net cash provided of $2.3 million during the six months ended June 30, 2015. The change was primarily due to a decrease in proceeds from investment in direct financing leases for the six months ended June 30, 2016.

•
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2016 was $10.9 million, compared to net cash provided of $3.5 million during the six months ended June 30, 2015. The change was primarily due to an increase in line of credit borrowings and proceeds from notes payable of $23.8 million, partially offset by an increase in repayments of notes payable and line of credit of $15.1 million during the six months ended June 30, 2016.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2015 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2016.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of June 30, 2016, we had $63.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2016, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate these material weaknesses. Management has reorganized the roles and responsibilities in the accounting and financial reporting processes. Additionally, during the second quarter ended June 30,

2016, management hired a new Corporate Controller, with a broad range of experience in United States generally accepted accounting principles, a Director of Internal Audit, with extensive experience in implementing policies, procedures and controls, and a Director of Information Systems, with a broad range of experience in managing operating systems. For a discussion of additional actions that we are currently undertaking to remediate these material weaknesses, which have not been remediated as of June 30, 2016, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. As such, we will continue our efforts during the year ending December 31, 2016, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended June 30, 2016 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2016	—	$—	—	1,000
May 1 - May 31, 2016	—	$—	—	1,000
June 1 - June 30, 2016	—	$—	—	1,000
Total	—	$—	—	1,000

(1)
Our share repurchase program was approved by our Board of Directors in March 2016 and allows us to repurchase up to 1,000,000 shares of our common stock through 2017 or a determination by the Board to discontinue the repurchase program. The share repurchase program does not obligate us to acquire any specific number of shares.

ITEM 6. EXHIBITS INDEX

Number	Description
10.1
First Amendment to Loan Agreement, dated as of May 3, 2016, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC, GRBK Frisco LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2016).

10.2	First Modification of Promissory Note, dated as of May 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 9, 2016).
10.3	Guaranty Agreement, dated as of May 3, 2016, by GRBK Frisco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 9, 2016).
10.4
Deed of Trust and Security Agreement, dated as of May 3, 2016, by GRBK Frisco LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 9, 2016).

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

Date:    August 8, 2016