Form 10-Q/A
period 2016-06-30
Green Brick Partners, Inc.
filed 2016-08-09
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q/A
Amendment No. 1
________________________________

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

EXPLANATORY NOTE
Due to a filing error the XBRL documents were not included with the registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the interim period ended June 30, 2016 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

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

*    Filed with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.
/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

/s/ Richard A. Costello
By: Richard A. Costello
Its: Chief Financial Officer

Date:    August 9, 2016