Form 10-Q
period 2016-09-30
Green Brick Partners, Inc.
filed 2016-11-07
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

 The number of shares of the Registrant's common stock outstanding as of November 3, 2016 was 48,937,084.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$19,754	$21,207
Restricted cash	24,829	94
Accounts receivable	2,067	3,314
Inventory	415,242	344,132
Property and equipment, net	946	802
Earnest money deposits	14,137	17,845
Deferred income tax assets, net	72,186	80,663
Other assets	4,953	5,819
Total assets	$554,114	$473,876
Liabilities and stockholders' equity
Accounts payable	$35,744	$13,530
Accrued expenses	11,189	5,719
Customer and builder deposits	15,318	6,938
Obligations related to land not owned under option agreements	11,951	18,176
Borrowings on lines of credit	81,500	47,500
Notes payable	9,713	10,158
Total liabilities	165,415	102,021
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,937,084 and 48,833,323 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	489	488
Additional paid-in capital	272,846	271,867
Retained earnings	103,257	87,177
Total Green Brick Partners, Inc. stockholders’ equity	376,592	359,532
Noncontrolling interests	12,107	12,323
Total stockholders’ equity	388,699	371,855
Total liabilities and stockholders’ equity	$554,114	$473,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sale of residential units	$87,827	$69,165	$248,187	$179,195
Sale of land and lots	3,843	6,033	12,377	26,442
Total revenues	91,670	75,198	260,564	205,637
Cost of residential units	66,737	55,263	190,665	137,431
Cost of land and lots	2,676	4,217	8,389	19,095
Total cost of sales	69,413	59,480	199,054	156,526
Total gross profit	22,257	15,718	61,510	49,111
Salary expense	(6,587)	(5,062)	(19,506)	(14,571)
Selling, general and administrative expense	(4,334)	(3,385)	(12,792)	(9,700)
Operating profit	11,336	7,271	29,212	24,840
Interest expense	—	—	—	(281)
Depreciation and amortization expense	(78)	(531)	(199)	(873)
Interest on direct financing leases income	—	—	—	13
Other income, net	564	402	2,400	1,008
Income before provision for income taxes	11,822	7,142	31,413	24,707
Income tax provision	3,657	1,856	9,340	6,229
Net income	8,165	5,286	22,073	18,478
Less: net income attributable to noncontrolling interests	1,922	2,460	5,993	7,846
Net income attributable to Green Brick Partners, Inc.	$6,243	$2,826	$16,080	$10,632

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.06	$0.33	$0.29
Diluted	$0.13	$0.06	$0.33	$0.29
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,899	48,495	48,868	37,125
Diluted	48,907	48,595	48,871	37,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$22,073	$18,478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	199	873
Share-based compensation	980	318
Deferred income taxes, net	8,477	5,751
Changes in operating assets and liabilities
Increase in restricted cash	(24,735)	(764)
Decrease in accounts receivable	1,247	22
Increase in inventory	(77,335)	(31,470)
Decrease (increase) in earnest money deposits	3,708	(9,965)
Decrease (increase) in other assets	866	(1,143)
Increase in accounts payable	22,214	752
Increase (decrease) in accrued expenses	5,470	(3,492)
Increase (decrease) in customer and builder deposits	8,380	(1,358)
Net cash used in operating activities	(28,456)	(21,998)
Cash flows from investing activities
Proceeds from sale of investment in direct financing leases	—	2,768
Acquisition of property and equipment	(343)	(662)
Net cash (used in) provided by investing activities	(343)	2,106
Cash flows from financing activities
Borrowings from lines of credit	63,000	42,460
Proceeds from notes payable	1,425	3,206
Repayments of lines of credit	(29,000)	(42,561)
Repayments of notes payable	(1,870)	(3,898)
Repayment of term loan facility	—	(150,000)
Proceeds from equity offering, net of issuance costs	—	169,983
Contributions from noncontrolling interests	2,921	87
Distributions to noncontrolling interests	(9,130)	(6,423)
Net cash provided by financing activities	27,346	12,854
Net decrease in cash and cash equivalents	(1,453)	(7,038)
Cash and cash equivalents at beginning of period	21,207	22,651
Cash and cash equivalents at end of period	$19,754	$15,613
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$2,764
Cash paid for taxes	$1,037	$1,143
Supplemental disclosure of noncash investing and financing activities:
(Decrease) increase in obligations related to land not owned under option agreements	$(6,225)	$12,255
Out-of-period equity adjustment	$—	$1,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

At the time the Transaction was completed, BioFuel was a non-operating public shell corporation with nominal operations and assets consisting of cash, deferred tax assets, and nominal other nonoperating assets. As a result of the Transaction, the owners and management of JBGL gained effective operating control of the combined company. As of the Transaction Date, BioFuel did not meet the definition of a business for accounting purposes.

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

The condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q consist of JBGL and BioFuel Energy, LLC.

Condensed Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company directly or indirectly has an interest of more than 50 percent and/or is able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the condensed consolidated financial statements as required under the provisions of FASB ASC 810, Consolidations.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, including the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Noncontrolling Interests
We own 50% controlling interests in several builders. The financial statements of these builders are consolidated in our condensed consolidated financial statements. The noncontrolling interests attributable to the 50% minority interests not owned by us are included as part of noncontrolling interests on the condensed consolidated balance sheets.

Segment Information
The Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of two operating segments: Texas and Georgia. In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, geography, including product types, production processes, average selling prices, gross profits, suppliers, land acquisition results, and underlying demand and supply.

Reclassifications
Beginning in the third quarter of 2015, model home furnishings were reclassified from property and equipment, net in the condensed consolidated balance sheet to inventory. Depreciation of model home furnishings for the three and nine months ended September 30, 2015 has been reclassified from depreciation and amortization expense in the accompanying condensed consolidated statements of income to cost of residential units to conform to the current period presentation.

Cash related to refundable customer deposits, which are not held in escrow, has been reclassified from restricted cash in the accompanying condensed consolidated balance sheets as of December 31, 2015 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2015 to cash and cash equivalents to conform to the current period presentation.

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

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included in ASU 2014-09. ASU 2014-09 and the related amendments are effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective approach or the modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. This standard was effective for the Company beginning on January 1, 2016. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative. The standard amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company beginning on January 1, 2017. Early adoption is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe that the adoption of this standard will have a material effect on its condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires an entity that leases assets to classify the leases as either finance or operating leases and to record assets and liabilities for the rights and obligations created by long-term leases, regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. This standard is effective for the Company beginning on January 1, 2019 and must be adopted using a modified retrospective approach. The Company does not believe that the adoption of this standard will have a material effect on its condensed consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. This standard is effective for the Company beginning on January 1, 2017. The Company is currently evaluating the effect that this standard will have on its condensed consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash receipts and cash payments. This standard is effective for the Company beginning on January 1, 2018. The Company does not believe that the adoption of this standard will have a material effect on its condensed consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$6,243	$2,826	$16,080	$10,632
Weighted-average number of shares outstanding —basic	48,899	48,495	48,868	37,125
Basic net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.06	$0.33	$0.29
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$6,243	$2,826	$16,080	$10,632
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,899	48,495	48,868	37,125
Dilutive effect of stock options and restricted stock awards	8	100	3	36
Weighted-average number of shares outstanding —diluted	48,907	48,595	48,871	37,161
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.06	$0.33	$0.29

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Antidilutive options to purchase common stock and restricted stock awards	113	—	186	67

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

A summary of inventory is as follows (in thousands):

	September 30, 2016	December 31, 2015
Completed home inventory and residential lots held for sale	$109,004	$85,342
Work in process	292,045	236,383
Undeveloped land	3,481	6,193
Land not owned under option agreements	10,712	16,214
Total Inventory	$415,242	$344,132

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest capitalized at beginning of period	$8,909	$9,854	$9,085	$3,713
Interest incurred	742	1,890	2,267	9,238
Interest charged to cost of sales	(546)	(1,389)	(2,247)	(2,315)
Interest charged to interest expense	—	—	—	(281)
Interest capitalized at end of period	$9,105	$10,355	$9,105	$10,355

4. DEBT

Lines of Credit
Lines of credit outstanding as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$21,500	$17,500
Unsecured revolving credit facility(2)	60,000	30,000
Total lines of credit	$81,500	$47,500

(1)
On July 30, 2015, the Company replaced its John's Creek credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company's subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of the Company's subsidiaries.
Before the amendment (as discussed below), the new revolving credit facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum.
On May 3, 2016, the Company amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets in our consolidated.
Under the terms of the new revolving credit facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the revolving credit facility as of September 30, 2016.

(2)
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Before the Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility are available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of September 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.
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
On August 31, 2016, the Company, entered into a First Amendment to the Credit Agreement (the “Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, N.A., as administrative agent, which amends the Credit Agreement. The Amendment adds Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increases the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The Amendment also increases the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. The costs associated with the Amendment of $0.2 million were deferred and are included in other assets in our condensed consolidated balance sheets.
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of September 30, 2016.

Notes Payable
Notes payable outstanding as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lyons Equities, Inc. Trustee(2)	—	988
Wretched Land, LP(3)	713	—
Subordinated Lot Notes(4)	—	170
Total notes payable	$9,713	$10,158

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest as of September 30, 2016 was $0.

(2)
On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum and collateralized by land located in Allen, Texas. The note was paid off during May 2016.

(3)
On August 19, 2016, a subsidiary of JBGL signed a promissory note for $1.4 million maturing on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen, Texas. $0.7 million of this note was repaid during September 2016.

(4)
Subsidiaries of the Company purchased lots under various agreements from unrelated third parties. The sellers of these lots had subordinated a percentage of the lot purchase price to various construction loans of subsidiaries of the Company’s construction loans. Notes were signed in relation to the subordination bearing interest between 8.0% and 14.0%, collateralized by liens on the homes built on each lot. The sellers released their lien upon payment of principle plus accrued interest at the closing of each individual home to a third party buyer. The subordinated lot notes were paid off during the three months ended March 31, 2016.

5. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	227	—	227	—	227
Issuance of common stock under 2014 Equity Plan	22,908	—		—	—	—	—
Amortization of deferred share-based compensation	—	—	91	—	91	—	91
Issuance of common stock in connection with secondary offering, net of issuance costs	17,444,897	175	169,808	—	169,983	—	169,983
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(6,423)	(6,423)
Out of period adjustment	—	—	—	1,933	1,933	—	1,933
Net income	—	—	—	10,632	10,632	7,846	18,478
Balance as of September 30, 2015	48,813,889	$488	$271,752	$82,484	$354,724	$11,249	$365,973

Balance as of December 31, 2015	48,833,323	$488	$271,867	$87,177	$359,532	$12,323	$371,855
Share-based compensation	—	—	288	—	288	—	288
Issuance of common stock under 2014 Equity Plan	103,761	1	490	—	491	—	491
Amortization of deferred share-based compensation	—	—	201	—	201	—	201
Contributions	—	—	—	—	—	2,921	2,921
Distributions	—	—	—	—	—	(9,130)	(9,130)
Net income	—	—	—	16,080	16,080	5,993	22,073
Balance as of September 30, 2016	48,937,084	$489	$272,846	$103,257	$376,592	$12,107	$388,699

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

The Equity Offering resulted in net proceeds to Green Brick of approximately $170.0 million, after deducting underwriting discounts and offering expenses. On July 1, 2015, Green Brick used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. Upon repayment, the Term Loan Facility was terminated and all security interests in, and all liens held by Greenlight with respect to the assets of Green Brick securing the amounts owed under the Term Loan Facility were terminated and released. Green Brick used the remaining net proceeds for working capital and general corporate purposes.

6. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the nine months ended September 30, 2016.

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

A summary of restricted stock awards activity during the nine months ended September 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2015	23	$8.73
Granted	104	$7.47
Vested	(89)	$7.78
Forfeited	—	$—
Nonvested, September 30, 2016	38	$7.51

A summary of stock option activity during the nine months ended September 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2015	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2016	500	$7.49	8.07	$385
Options exercisable, September 30, 2016	100	$7.49	8.07	$77

A summary of our unvested stock options during the nine months ended September 30, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2015	400	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, September 30, 2016	400	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the nine months ended September 30, 2016 and September 30, 2015.

Share-Based Compensation Expense
Share-based compensation expense was $0.1 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was $1.1 million which is expected to be recognized over a weighted-average period of 0.7 years. As of September 30, 2016, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.9 million which is expected to be recognized over a weighted-average period of 3.1 years.

8. INCOME TAXES

We recorded an income tax provision of $3.7 million and $9.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.9 million and $6.2 million for three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 30.9% and 29.7%, respectively, as compared to 26.0% and 25.2% for the three and nine months ended September 30, 2015. The effective tax rate for the three and nine months ended September 30, 2016 and September 30, 2015 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes.

9. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2016 and 2015, the Company had related party transactions through the normal course of business. These transactions include the following:

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

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $0.3 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company's employee discount policy, the contract price is construction costs plus a 13% premium. As of September 30, 2016, the Company has incurred $28,111 in costs to construct the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of The Providence Group of Georgia L.L.C. (“TPG”), one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the Company purchased $0.3 million in lots during the nine months ended September 30, 2016 and have another $1.0 million in lots that it is required to purchase during the fourth quarter of 2016.

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

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Academy LLC. Contributions and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $12.0 million, of which $9.6 million will be contributed by the Company. The total contributions paid in 2016 was $10.2 million, of which $8.2 million was paid by the Company. The Company has 80% ownership in GRBK Suwanee Station LLC and has consolidated the entity.

During March 2016, the Company purchased undeveloped land for an eventual 73-townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Suwanee Station LLC. Contributions and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million, of which $1.0 million will be contributed by the Company. The total contributions paid in 2016 was $1.8 million, of which $0.9 million was paid by the Company. The Company holds two of the three board seats and is able to exercise control over the operations of GRBK Suwanee Station LLC, and therefore has consolidated the entity.

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

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued liabilities, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. The Company estimates that due to the short term nature of underlying instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2016 and December 31, 2015. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, earnest money deposits, and customer and builder deposits. All other instruments are deemed to be level 3.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11. COMMITMENTS AND CONTINGENCIES

Warranties
The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a ten year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, mechanical and plumbing systems. Warranty accruals are included within accrued expenses in the condensed consolidated balance sheets.

Warranty activity, included in accrued expenses in our condensed consolidated balance sheets consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$717	$504	$474	$460
Additions	341	169	859	545
Charges	(205)	(127)	(480)	(459)
Ending balance	$853	$546	$853	$546

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. We believe that the ultimate resolution of any claims and lawsuits will not have a material adverse effect on our results of operations and liquidity or on our financial position. As of September 30, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues:
Builder Operations
Texas	$48,206	$26,438	$128,892	$89,585
Georgia	39,621	42,727	119,295	89,610
Land Development	3,843	6,033	12,377	26,442
	$91,670	$75,198	$260,564	$205,637
Gross profit:
Builder Operations
Texas	$11,756	$6,964	$30,677	$22,408
Georgia	9,334	6,938	26,845	19,356
Land Development	1,167	1,816	3,988	7,347
	$22,257	$15,718	$61,510	$49,111

	September 30, 2016	December 31, 2015
Inventory:
Builder Operations
Texas	$85,519	$60,768
Georgia	176,937	158,623
Land Development	152,786	124,741
	$415,242	$344,132

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 5,000 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$280,000 to $550,000
			Single family	$350,000 to $1.4 million
			Luxury homes	$1.2 million to $4.0 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$230,000 to $420,000
			Single family	$300,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$500,000 to more than $1 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$600,000 and above

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had minimal operations during the nine months ended September 30, 2016 and 2015.

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

Overview and Outlook
The following are our key operating metrics for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015: home deliveries increased by 27.3%, home sales revenue increased by 27.0%, average selling prices decreased by 0.2%, backlog units increased by 34.0%, backlog units value increased by 41.1%, average sales price of homes in backlog increased by 5.3%, and net new home orders increased by 45.7%.

The following are our key operating metrics for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015: home deliveries increased by 23.4%, home sales revenue increased by 38.5%, average selling prices increased by 12.2%, and net new home orders increased by 40.2%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From April 2015 to April 2016 homes in the Dallas and Atlanta markets appreciated by 8.3% and 5.3%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, September 2016). During the nine months ended September 30, 2016, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and second in the number of jobs added from September 2015 to September 2016 (Source: US Bureau of Labor Statistics, November 2016). The Atlanta metropolitan area has recorded employment gains each month, as compared to the same month in the prior year, since July 2010 (Source: US Bureau of Labor Statistics, July 2016). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended September 30, 2016, our land development segment revenue decreased $2.2 million, or 36.3%, from $6.0 million for the three months ended September 30, 2015 to $3.8 million for the three months ended September 30, 2016. The decrease was comprised of $2.9 million due to a 48.1% decrease in finished inventory of lots delivered from 54 for the three months ended September 30, 2015 to 28 for the three months ended September 30, 2016, partially offset by an increase of $0.7 million related to an increase in the average sales price per lot of $137,259 per lot for the three months ended September 30, 2016 from $111,716 per lot for the three months ended September 30, 2015.

During the nine months ended September 30, 2016, our land development segment revenue decreased $14.1 million, or 53.2%, from $26.4 million for the nine months ended September 30, 2015 to $12.4 million for the nine months ended September 30, 2016. The decrease was comprised of $15.9 million due to a 60.3% decrease in finished inventory lots delivered from 239 for the nine months ended September 30, 2015 to 95 for the nine months ended September 30, 2016, partially offset by an increase of $1.8 million related to an increase in the average sales price per lot of $130,284 per lot for the nine months ended September 30, 2016 from $110,635 per lot for the nine months ended September 30, 2015.

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

Builder Operations
During the three months ended September 30, 2016, our builder operations segment delivered 196 homes, with an average sales price of $448,097, compared to 154 homes, with an average sales price of $449,123, during the same period in 2015. During the three months ended September 30, 2016, our builder operations segment generated approximately $87.8 million in revenue compared to $69.2 million during the same period in 2015. For the three months ended September 30, 2016, net new home orders totaled 204, a 45.7% increase from the same period in 2015.

During the nine months ended September 30, 2016, our builder operations segment delivered 569 homes, with an average sales price of $436,181, compared to 461 homes, with an average sales price of $388,709, during the same period in 2015. During the same period, our builder operations segment generated approximately $248.2 million in revenue compared to $179.2 million during the same period in 2015. For the nine months ended September 30, 2016, net new home orders totaled 683, a 40.2% increase from the same period in 2015.

As of September 30, 2016, our builder operations segment had a backlog of 315 sold but unclosed homes, a 34.0% increase from the same period in 2015, with a total value of approximately $138.7 million, an increase of $40.4 million, or 41.1%, from September 30, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

All customer deposits are treated as liabilities. We also serve as the general contractor for certain custom homes where the customers, and not our company, own the underlying land and improvements. We recognize revenue for these contracts on the percentage of completion method.

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

Condensed consolidated financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Sale of residential units	$87,827	$69,165	$248,187	$179,195
Sale of land and lots	3,843	6,033	12,377	26,442
Total revenues	91,670	75,198	260,564	205,637
Cost of residential units	66,737	55,263	190,665	137,431
Cost of land and lots	2,676	4,217	8,389	19,095
Total cost of sales	69,413	59,480	199,054	156,526
Total gross profit	22,257	15,718	61,510	49,111
Salary expense	(6,587)	(5,062)	(19,506)	(14,571)
Selling, general and administrative expense	(4,334)	(3,385)	(12,792)	(9,700)
Operating profit	11,336	7,271	29,212	24,840
Interest expense	—	—	—	(281)
Other income (expense), net	486	(129)	2,201	148
Income before provision for income taxes	11,822	7,142	31,413	24,707
Income tax provision	3,657	1,856	9,340	6,229
Net income	8,165	5,286	22,073	18,478
Less: net income attributable to noncontrolling interests	1,922	2,460	5,993	7,846
Net income attributable to Green Brick Partners, Inc.	$6,243	$2,826	$16,080	$10,632

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.06	$0.33	$0.29
Diluted	$0.13	$0.06	$0.33	$0.29

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,899	48,495	48,868	37,125
Diluted	48,907	48,595	48,871	37,161

Reclassifications
Depreciation of model home furnishings for the three and nine months ended September 30, 2015 has been reclassified from depreciation and amortization expense, which is included in other income, net in the condensed consolidated financial data above, to cost of residential units to conform to the current period presentation.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	204	140	64	45.7%
Number of cancellations	31	27	4	14.8%
Cancellation rate	13.2%	16.2%	(3.0)%	(18.5)%
Average selling communities	49	43	6	14.0%
Selling communities at end of period	49	42	7	16.7%
Backlog ($ in thousands)	$138,686	$98,267	$40,419	41.1%
Backlog (units)	315	235	80	34.0%
Average sales price of backlog	$440,273	$418,157	$22,116	5.3%

Net new home orders for the three months ended September 30, 2016 increased by 64 homes, or 45.7%, to 204 from 140 for the three months ended September 30, 2015. Overall absorption rate for the three months ended September 30, 2016 was an average of 4.3 per selling community (1.4 monthly), compared to an average of 3.3 per selling community (1.1 monthly) for the three months ended September 30, 2015.

Our cancellation rate was approximately 13.2% for the three months ended September 30, 2016, compared to 16.2% for the three months ended September 30, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 80 homes, or 34.0%, to 315 as of September 30, 2016 from 235 as of September 30, 2015. The dollar value of backlog units increased $40.4 million, or 41.1%, to $138.7 million as of September 30, 2016 from $98.3 million as of September 30, 2015. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $22,116, or 5.3%, to $440,273 for the three months ended September 30, 2016, compared to $418,157 for the three months ended September 30, 2015. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	196	154	42	27.3%
Home sales revenue ($ in thousands)	$87,827	$69,165	$18,662	27.0%
Average sales price of home delivered	$448,097	$449,123	$(1,026)	(0.2)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended September 30, 2016 for our builder operations segment was 196, compared to new home deliveries of 154 for the three months ended September 30, 2015, resulting in an increase of 42 homes, or 27.3%. The increase in new home deliveries was primarily attributable to a 14.0% increase in new communities to 49 from 43 and an increase in the number of homes delivered per community.

Home sales revenue increased $18.7 million, or 27.0%, to $87.8 million for the three months ended September 30, 2016, from $69.2 million for the three months ended September 30, 2015. The increase in revenue was driven by a 27.3% increase in homes delivered to 196 for the three months ended September 30, 2016, from 154 for the three months ended September 30, 2015.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended September 30,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$87,827	100.0%	$69,165	100.0%
Cost of home sales	$66,737	76.0%	$55,263	79.9%
Homebuilding gross margin	$21,090	24.0%	$13,902	20.1%

Cost of home sales for the three months ended September 30, 2016 for builder operations was $66.7 million, compared to cost of home sales of $55.3 million for the three months ended September 30, 2015, resulting in an increase of $11.5 million, or 20.8%, primarily due to the 27.3% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended September 30, 2016 for builder operations was 24.0%, compared to a gross margin percentage of 20.1% for the three months ended September 30, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the three months ended September 30, 2016. The increase in gross margin percentage is due primarily to the substantial number of home closings in existing communities being closed out during the three months ended September 30, 2015 and lower amortization of capitalized interest during the three months ended September 30, 2016.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$54	$137	1.4%	2.3%
Builder operations	$6,533	$4,925	7.4%	7.1%

Land Development
Salary expense for the three months ended September 30, 2016 for land development was $0.1 million, a slight decrease compared to the three months ended September 30, 2015. The decrease is primarily the result of a decrease in the average employee headcount of 1 for the three months ended September 30, 2016 due to an employee who changed roles and was reported under land development during the three months ended September 30, 2015 compared to builder operations during the three months ended September 30, 2016.

Builder Operations
Salary expense for the three months ended September 30, 2016 for builder operations was $6.5 million, compared to $4.9 million for the three months ended September 30, 2015, an increase of 32.6%. The increase was primarily the result of an increase in salaries driven by an increase in the average employee headcount of 50 and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$345	$308	9.0%	5.1%
Builder operations	$3,989	$3,077	4.5%	4.4%

Land Development
Selling, general and administrative expense for the three months ended September 30, 2016 for land development remained flat at $0.3 million compared to the three months ended September 30, 2015.

Builder Operations
Selling, general and administrative expense for the three months ended September 30, 2016 for builder operations was $4.0 million, compared to $3.1 million for the three months ended September 30, 2015, an increase of 29.6%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 49 for the three months ended September 30, 2016 compared to 43 for the three months ended September 30, 2015.

Interest Expense
Interest expense was $0.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively, as all interest expense was capitalized.

Other Income, Net
Other income, net, increased $0.6 million, or 476.7%, to $0.5 million for the three months ended September 30, 2016, from other expense, net of $0.1 million for the three months ended September 30, 2015. The increase was due primarily to an increase in homes built on third party lots of $0.6 million, sale of a commercial tract of $0.4 million, and an increase in various other income, net, partially offset by an increase $0.5 million in depreciation and amortization expense.

Income Tax Provision
Income tax expense increased $1.8 million, or 97.0%, to $3.7 million for the three months ended September 30, 2016, from an expense of $1.9 million for the three months ended September 30, 2015. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	683	487	196	40.2%
Number of cancellations	96	87	9	10.3%
Cancellation rate	12.3%	15.2%	(2.9)%	(19.1)%
Average selling communities	47	41	6	14.6%

Net new home orders for the nine months ended September 30, 2016 increased by 196 homes, or 40.2%, to 683 from 487 for the nine months ended September 30, 2015. Overall absorption rate for the nine months ended September 30, 2016 was an average of 14.6 per selling community (1.6 monthly), compared to an average of 12.0 per selling community (1.3 monthly) for the nine months ended September 30, 2015.

Our cancellation rate was approximately 12.3% for the nine months ended September 30, 2016, compared to 15.2% for the nine months ended September 30, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate and that our low cancellation rate for the nine months ended September 30, 2016 was atypical. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	569	461	108	23.4%
Home sales revenue ($ in thousands)	$248,187	$179,195	$68,992	38.5%
Average sales price of home delivered	$436,181	$388,709	$47,472	12.2%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the nine months ended September 30, 2016 for our builder operations segment was 569, compared to new home deliveries of 461 for the nine months ended September 30, 2015, resulting in an increase of 108 homes, or 23.4%. The increase in new home deliveries was primarily attributable to a 14.6% increase in new communities to 47 from 41 and an increase in the number of homes delivered per community.

Home sales revenue increased $69.0 million, or 38.5%, to $248.2 million for the nine months ended September 30, 2016, from $179.2 million for the nine months ended September 30, 2015. The increase in revenue is due to (a) a $42.0 million increase in revenues driven by a 23.4% increase in homes delivered to 569 for the nine months ended September 30, 2016, from 461 for the nine months ended September 30, 2015, and (b) a $27.0 million increase in revenues resulting from an increase in average sales price of $47,472 per home to $436,181 for the nine months ended September 30, 2016 from $388,709 for the nine months ended September 30, 2015.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Nine Months Ended September 30,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$248,187	100.0%	$179,195	100.0%
Cost of home sales	$190,665	76.8%	$137,431	76.7%
Homebuilding gross margin	$57,522	23.2%	$41,764	23.3%

Cost of home sales for the nine months ended September 30, 2016 for builder operations was $190.7 million, compared to cost of home sales of $137.4 million for the nine months ended September 30, 2015, resulting in an increase of $53.2 million, or 38.7%. Homebuilding gross margin percentage for the nine months ended September 30, 2016 for builder operations was 23.2%, compared to a gross margin percentage of 23.3% for the nine months ended September 30, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the nine months ended September 30, 2016 and an increase in the number of homes delivered per community.

Salary Expense
The table below represents salary expense and management fees, related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$162	$675	1.3%	2.6%
Builder operations	$19,344	$13,896	7.8%	7.8%

Land Development
Salary expense for the nine months ended September 30, 2016 for land development was $0.2 million compared to $0.7 million for the nine months ended September 30, 2015, a decrease of 76.0%. The decrease is primarily the result of a 50% decrease in the average employee headcount due to an employee who changed roles and was reported under land development during the nine months ended September 30, 2015 compared to builder operations during the nine months ended September 30, 2016.

Builder Operations
Salary expense for the nine months ended September 30, 2016 for builder operations was $19.3 million, compared to $13.9 million for the nine months ended September 30, 2015, an increase of 39.2%. The increase was primarily the result of an increase in salaries driven by an increase in the average employee headcount of 49 and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2016	2015	2016	2015
Land development	$872	$1,039	7.0%	3.9%
Builder operations	$11,920	$8,661	4.8%	4.8%

Land Development
Selling, general and administrative expense for the nine months ended September 30, 2016 for land development was $0.9 million compared to $1.0 million for the nine months ended September 30, 2015, a decrease of 16.1%. The decrease was primarily attributable to a decrease in property tax expense and a decrease in various other selling, general and administrative expense during the nine months ended September 30, 2016.

Builder Operations
Selling, general and administrative expense for the nine months ended September 30, 2016 for builder operations was $11.9 million, compared to $8.7 million for the nine months ended September 30, 2015, an increase of 37.6%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 47 for the nine months ended September 30, 2016 compared to 41 for the nine months ended September 30, 2015. Selling, general and administrative expense as a percentage of related revenue remained flat for the nine months ended September 30, 2016, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Interest Expense
Interest expense decreased $0.3 million, or 100.0%, to $0.0 million for the nine months ended September 30, 2016, from $0.3 million for the nine months ended September 30, 2015. The decrease was due to an increase in the amount of capitalized interest during nine months ended September 30, 2016.

Other Income, Net
Other income, net, increased $2.1 million, or 1,387.2%, to $2.2 million for the nine months ended September 30, 2016, from $0.1 million for the nine months ended September 30, 2015. The increase was due to an increase in homes built on third party lots of $1.3 million, other income on sale of a commercial tract of $0.4 million, and an increase in various other income, net, partially offset by an increase $0.5 million in depreciation and amortization expense.

Income Tax Provision
Income tax expense increased $3.1 million, or 49.9%, to $9.3 million for the nine months ended September 30, 2016, from an expense of $6.2 million for the nine months ended September 30, 2015. The increase in income tax expense is due primarily to an increase in pre-tax book income, partially offset by discrete tax benefits.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of September 30, 2016 and December 31, 2015. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own.

	September 30, 2016	December 31, 2015
Lots Owned(1)
Texas	2,965	2,659
Georgia	1,234	991
Total	4,199	3,650
Lots Controlled(1)(2)
Texas	443	326
Georgia	427	758
Total	870	1,084

Total Lots Owned and Controlled(1)	5,069	4,734

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of September 30, 2016 and December 31, 2015, we had $19.8 million and $21.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended September 30, 2016 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On July 1, 2015, we completed the Equity Offering of 17,000,000 shares of our common stock at a price to the public of $10.00 per share. On July 23, 2015, the underwriters purchased 444,897 additional shares pursuant to their 30-day option to purchase up to an aggregate of 841,500 additional shares of common stock to cover over-allotments. The Equity Offering resulted in net proceeds of approximately $170.0 million, after deducting underwriting discounts and offering expenses, which we used to repay the Term Loan Facility and for working capital and general corporate purposes. On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood National Bank (“Inwood”), which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The maturity date for the new revolving credit facility is July 30, 2017. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital. Our debt to total capitalization ratio was less than 20% as of September 30, 2016.

Revolving Credit Facilities
As of September 30, 2016, we had the following lines of credit (“LOC”):

On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of our subsidiaries.

Before the amendment (as discussed below), the new revolving credit facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum.

On May 3, 2016, we amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets in our consolidated. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Under the terms of the new revolving credit facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage.

On December 15, 2015, we entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Before the Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, we could at our option and subject to certain terms and conditions, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Commitments under the Unsecured Revolving Credit Facility are available until the period ending December 14, 2018, which period may be extended for additional one year periods, subject to the consent of the lenders and the satisfaction of certain other terms and conditions. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch have initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of September 30, 2016, the interest rate on outstanding borrowings under the Credit Facility was 2.9% per annum.

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

On August 31, 2016, the Company, entered into a First Amendment to the Credit Agreement (the “Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, N.A., as administrative agent, which amends the Credit Agreement. The Amendment adds Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increases the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The Amendment also increases the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. The costs associated with the Amendment of $0.2 million were deferred and are included in other assets in our condensed consolidated balance sheets.

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

We were in compliance with the covenants under the LOC agreements described above as of September 30, 2016.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas.

On August 19, 2016, a subsidiary of JBGL signed a promissory note with Wretched Land, LP for $1.4 million maturing on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen, Texas. $0.7 million of this note was repaid during September 2016.

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

•
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2016 was $28.5 million, compared to net cash used of $22.0 million during the nine months ended September 30, 2015. The change was primarily attributable to changes in working capital associated with (i) inventory, as inventory increased by 20.7% for the nine months ended September 30, 2016, compared to a 15.9% increase in inventory for the nine months ended September 30, 2015, (ii) restricted cash, as restricted cash increased 26,313.8% for the nine months ended September 30, 2016, compared to an increase of 34.4% during the nine months ended September 30, 2015, (iii) accounts payable, as accounts payable increased 164.2% for the nine months ended September 30, 2016, compared to an increase of 5.5% during the nine months ended September 30, 2015, (iv) earnest money deposits, as earnest money deposits decreased by 20.8% for the nine months ended September 30, 2016, compared to an increase of 149.3% during the nine months ended September 30, 2015, (v) customer and builder deposits, as customer and builder deposits increased 120.8% for the nine months ended September 30, 2016, compared to a decrease of 13.9% during the nine months ended September 30, 2015 and (vi) accrued expenses, as accrued expense increased by 95.6% for the nine months ended September 30, 2016, compared to a decrease of 30.9% during the nine months ended September 30, 2015. The increase in restricted cash and accounts payable was due primarily to $22.6 million held in escrow for a transaction that closed through Green Brick Title in September 2016 and funded in October 2016 upon receipt of the wiring instructions.

•
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 was $0.3 million, compared to net cash provided of $2.1 million during the nine months ended September 30, 2015. The change was primarily due to a decrease in proceeds from investment in direct financing leases for the nine months ended September 30, 2016.

•
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $27.3 million, compared to net cash provided of $12.9 million during the nine months ended September 30, 2015. The change was primarily due to (i) a decrease in repayments of the Term Loan Facility of $150.0 million, (ii) an increase in line of credit borrowings and proceeds from notes payable of $18.8 million and (iii) a decrease in repayments of notes payable and line of credit of $15.6 million, partially offset by (i) a decrease in proceeds from the Equity Offering, net of issuance costs of $170.0 million during the nine months ended September 30, 2016.

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

Critical Accounting Policies
Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, management evaluates estimates and judgments, including those which impact our most critical accounting policies. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2015 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2016.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Related Party Transactions
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of September 30, 2016, we had $81.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2016, due to the material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate these material weaknesses. Management has reorganized the roles and responsibilities in the accounting and financial reporting processes. Additionally, during the second quarter ended June 30, 2016, management hired a new Corporate Controller, with a broad range of experience in United States generally accepted accounting principles, a Director of Internal Audit, with extensive experience in implementing policies, procedures and controls, and promoted an employee to Director of Information Systems, who has a broad range of experience in managing operating systems. For a discussion of additional actions that we are currently undertaking to remediate these material weaknesses, which have not been remediated as of September 30, 2016, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. As such, we will continue our efforts during the year ending December 31, 2016, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Controls Over Financial Reporting
As described above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the third quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended September 30, 2016 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2016	—	$—	—	1,000
August 1 - August 31, 2016	—	$—	—	1,000
September 1 - September 30, 2016	—	$—	—	1,000
Total	—	$—	—	1,000

(1)
Our share repurchase program was approved by our Board of Directors in March 2016 and allows us to repurchase up to 1,000,000 shares of our common stock through 2017 or a determination by the Board to discontinue the repurchase program. The share repurchase program does not obligate us to acquire any specific number of shares.

ITEM 6. EXHIBITS INDEX

Number	Description
10.1
First Amendment to Credit Agreement, dated as of August 31, 2016, by and among Green Brick Partners, Inc., Flagstar Bank, FSB, the lenders named therein, and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2016).

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

Date:    November 7, 2016