Form 10-K
period 2016-12-31
Green Brick Partners, Inc.
filed 2017-03-13
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
 The aggregate market value of voting stock held by non-affiliates of the Registrant was $166,424,360 as of June 30, 2016 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of March 6, 2017 was 49,013,662.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

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

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275.0 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (the “Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275.0 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 5,200 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$280,000 to $600,000
			Single family	$320,000 to $1.2 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$230,000 to $400,000
			Single family	$340,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$350,000 to more than $1.5 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$560,000 to $1.3 million

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had minimal operations during the year ended December 31, 2016.

The following chart sets forth the number of new homes delivered by our controlled builders, the home sales revenue, the average sales price of homes delivered and the amount of lot sales revenue generated during the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%	2015	2014	Amount	%
New homes delivered	844	655	189	28.9%	655	587	68	11.6%
Home sales revenue (dollars in thousands)	$365,164	$254,267	$110,897	43.6%	$254,267	$200,650	$53,617	26.7%
Average sales price of home delivered	$432,659	$388,194	$44,465	11.5%	$388,194	$341,823	$46,371	13.6%
Lot sales revenue (dollars in thousands)	$15,164	$36,878	$(21,714)	(58.9)%	$36,878	$45,452	$(8,574)	(18.9)%

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

Experienced Management Team
Our management team is comprised of homebuilding and finance veterans that collectively have decades of experience and local knowledge of our core markets. Our founder and Chief Executive Officer, James R. Brickman has over 39 years of experience in real estate development and home building. Richard A. Costello, our Chief Financial Officer, joined the Company in 2015 and provides oversight of all financial reporting, lending relationships, audit supervision, cash management, and investor relations. Mr. Costello has over 25 years of financial and operational experience in all aspects of real estate management. Jed Dolson, Head of Land Acquisition and Development, joined JBGL as an employee in 2013 and is responsible for land entitlement and development activities, including overseeing our land development operations in Dallas. Our management team has a proven record of running profitable businesses and making prudent investment decisions. We believe that our experienced management team is well positioned to design and execute the development of complex, master planned residential communities.

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

Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and second in the number of jobs from September 2015 to September 2016 (Source: US Bureau of Labor Statistics, September 2016). The Atlanta metropolitan area has recorded employment gains of more than 50,000 each month, as compared to the same month in the prior year, since July 2013 (Source: US Bureau of Labor Statistics, November 2016).

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

We seek to acquire land with convenient access to Dallas and Atlanta metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. For example, Capital currently owns, controls or is developing approximately 3,000 home sites under the brand Green Brick Communities in the Dallas market. Builder Finance owns or controls approximately 2,200 home sites in the Dallas and Atlanta markets.

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

Drive Revenue by Opening New Communities from Existing Land Supplies
We have strategically invested in new land in a number of prime neighborhoods in our core markets. We currently own or control over 5,200 home sites in the Dallas and Atlanta markets. We believe that a majority of our land inventory was purchased or controlled at low price points during the downturn in the housing cycle. We expect these land purchases to provide us with the opportunity for continued revenue growth and strong gross margin performance. We continue to identify development opportunities that should allow us to profit from lot sales, construction interest and our 50% equity interest in the profits of our controlled builders.

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

Pursue Further Growth Through the Prudent Use of Leverage
As of December 31, 2016, our debt to total capitalization ratio is approximately 18%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

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

Our Homebuilding Projects
Our homebuilding projects usually take approximately 24 to 60 months to complete from the start of sales, although certain projects may take longer to complete. The following table presents project information relating to each of our markets as of December 31, 2016, as well as current projects under development. Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but not yet delivered. (While we may accept sales contracts on a contingent basis in limited circumstances, such contracts are not included in our backlog until the contingency is removed).

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2016	Backlog at December 31, 2016	Lots as of December 31, 2016	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
Texas
CB JENI Frisco Springs	2018	105	—	—	105	TBD	TBD
CB JENI Grand Canal THs	2015	58	52	1	5	$310 - $430	1,700 - 2,600
CB JENI Heritage Creekside	2017	105	—	—	105	$290 - $340	1,900 - 2,100
CB JENI Hometown	2016	34	17	11	6	$260 - $370	1,700 - 2,300
CB JENI Los Rios, LLC	2016	98	23	15	60	$250 - $330	1,400 - 2,100
CB JENI McKinney Ranch, LLC	2016	71	8	3	60	$230 - $290	1,500 - 2,000
CB JENI Montgomery Ridge	2017	32	—	—	32	$270 - $370	1,700 - 2,600
CB JENI Mustang Park LLC TH	2014	177	113	6	58	$270 - $380	1,500 - 2,300
CB JENI Raiford Road	2015	53	48	5	—	$270 - $370	1,700 - 2,600
CB JENI Ridgeview Townhomes	2018	91	—	—	91	TBD	TBD
CB JENI Sloan Creek	2017	36	—	—	36	$260 - $360	1,400 - 2,100
CB JENI Spicewood	2018	82	—	—	82	TBD	TBD
CB JENI Stacy Crossing, LLC	2016	145	22	9	114	$260 - $360	1,500 - 2,300
CB JENI Stonegate, LLC	2016	79	—	4	75	$260 - $320	1,500 - 2,000
CB JENI Sunset Pointe	2018	114	—	—	114	TBD	TBD
CB JENI Viridian LLC	2013	278	131	23	124	$230 - $310	1,500 - 2,000
CB JENI/Normandy Southgate	2018	150	—	—	150	TBD	TBD
Centre Living Homes Caddo Center	2017	10	—	—	10	$320 - $350	1,400
Centre Living Homes Fort Worth Avenue	2018	58	—	—	58	TBD	TBD
Centre Living Homes Live Oak Landings	2017	26	—	—	26	$425 - $475	1,450 - 1,850
Centre Living Homes Residences at Cityline	2017	32	—	—	32	$525 - $650	2,700 - 3,300
Centre Living Homes Roseland Avenue	2018	13	—	—	13	TBD	TBD
Centre Living Homes Ross Avenue Heights	2017	20	—	—	20	$575 - $600	2,400
Centre Living Homes Scurry Street	2018	10	—	—	10	TBD	TBD
Centre Living Homes Swiss & Haskell	2018	21	—	—	21	TBD	TBD
Centre Living Homes Westside Manor	2017	7	—	—	7	$1,100 - $1,500	3,000 - 4,000
Normandy Cottonwood Crossing	2015	47	38	7	2	$300 - $460	1,800 - 3,450
Normandy Cypress Meadows LLC	2014	140	66	7	67	$470 - $700	2,700 - 4,400
Normandy Edgewood	2018	46	—	—	46	TBD	TBD
Normandy Homes Viridian LLC	2014	66	36	—	30	$310 - $330	2,100 - 2,400
Normandy Lakeside, LLC	2014	76	75	—	1	$375 - $700	2,200 - 4,400
Normandy Mustang SF	2015	83	37	14	32	$410 - $700	2,200 - 4,400
Normandy Twin Creeks	2016	72	23	10	39	$350 - $500	1,800 - 3,450
Normandy Watters Branch	2017	48	—	—	48	$400 - $550	2,000 - 3,800
Southgate	2013	54	50	4	—	$640 - $870	3,300 - 4,660
Southgate - Parker/Southgate Ranch	2018	32	—	—	32	TBD	TBD
Southgate Angel Field West	2016	62	16	10	36	$560 - $760	3,400 - 4,500
Southgate Bethany Mews	2016	4	2	—	2	$770 - $790	3,900 - 3,925
Southgate Bluffs at Austin Waters	2016	69	26	11	32	$560 - $880	3,100 - 4,400

Projects	Year of First Delivery(1)	Total Number of Homes in Project(2)	Cumulative Units Closed as of December 31, 2016	Backlog at December 31, 2016	Lots as of December 31, 2016	Sales Price Range (in thousands)	Home Size Range (sq. ft.)
Southgate Canals at Grand Park	2015	41	8	11	22	$690 - $950	3,900 - 5,000
Southgate Edgewood	2018	102	—	—	102	TBD	TBD
Southgate Sunnyvale	2018	49	—	—	49	TBD	TBD
Southgate Twin Creeks	2016	29	2	—	27	$580 - $670	3,400 - 4,000
Future Developments at Twin Creeks	2018	570	—	—	570	$490 - $950	1,800 - 3,450
Texas Total		3,495	793	151	2,551
Georgia:
The Providence Group & Associates LLC	2013	17	14	—	3	$690 - $730	3,700 - 4,400
The Providence Group Custom Homes LLC	2012	129	113	1	15	$800 - $850	3,800 - 4,200
TPG Homes at Bellmoore Park LLC	2015	618	67	13	538	$440 - $840	2,300 - 5,800
TPG Homes at Brookmere	2016	194	27	11	156	$330 - $675	2,000 - 4,300
TPG Homes at Byers Landing	2015	12	12	—	—	$340 - $385	2,100 - 2,700
TPG Homes at Central Park at Deerfield Township	2016	283	19	13	251	$435 - $625	2,000 - 4,200
TPG Homes at Chelsea Walk	2018	49	—	—	49	$475 - $575	2,000 - 2,800
TPG Homes at Cogburn	2016	19	7	3	9	$540 - $650	3,200 - 4,300
TPG Homes at Cresslyn	2017	49	—	—	49	$380 - $450	2,000 - 2,700
TPG Homes at Dunwoody Township	2016	40	1	4	35	$415 - $495	2,000 - 2,500
TPG Homes at East of Main	2017	83	—	—	83	$500 - $900	2,200 - 3,500
TPG Homes at East Village	2015	62	37	2	23	$320 - $380	2,000 - 2,400
TPG Homes at Rivers Edge	2015	120	93	12	15	$280 - $425	2,000 - 2,800
TPG Homes at Roswell Towneship	2016	92	8	5	79	$350 - $450	1,800 - 2,800
TPG Homes at Sugarloaf (Glens)	2016	92	12	4	76	$320 - $380	2,000 - 2,700
TPG Homes at Suwanee Station	2017	70	—	—	70	$300 - $350	2,000
TPG Homes at The Reserve at Providence	2015	37	9	—	28	$950 - $1,100	3,700 - 5,800
TPG Homes at Townes at Chastain	2016	162	3	2	157	$400 - $590	1,800 - 2,200
TPG Homes at Traditions	2015	100	51	11	38	$400 - $725	2,300 - 4,700
TPG Homes – Highpointe at Vinings	2015	84	36	5	43	$515 - $750	2,800 - 4,200
Georgia Total		2,312	509	86	1,717

Total Lots		5,807	1,302	237	4,268

(1)	Years subsequent to 2016 are anticipated.

(2)
Number of homes is subject to change due to changes in zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality.

Project Sales by Market
The following table sets forth units sales revenue for our builder operations and units delivered to third party homebuilders by market for the years ended December 31, 2016, 2015 and 2014.

Builder Operations	Year Ended December 31,
	2016		2015		2014
Location	Home Sales	Units Delivered	Home Sales	Units Delivered	Home Sales	Units Delivered
	(dollars in thousands)
Builder Operations (Homes)
Texas Homes
CB JENI Berkshire Place LLC	$5,770	22	$12,752	52	$1,603	7
CB JENI Brick Row Townhomes LLC	$5,414	17	$6,030	20	$8,362	36
CB JENI Grand Park	$16,393	47	$1,581	5	$—	—
CB JENI Hometown	$4,873	17	$—	—	$—	—
CB JENI Lake Vista Coppell LLC	$—	—	$—	—	$3,771	13
CB JENI Los Rios, LLC	$6,260	23	$—	—	$—	—
CB JENI McKinney Ranch, LLC	$1,995	8	$—	—	$—	—
CB JENI Mustang Park LLC	$17,371	56	$14,950	54	$867	3
CB JENI Pecan Park LLC	$—	—	$4,583	20	$9,295	43
CB JENI Raiford Crossing	$13,419	43	$1,497	5	$—	—
CB JENI Stacy Crossing, LLC	$6,573	22	$—	—	$—	—
CB JENI Viridian LLC	$5,237	21	$9,900	42	$9,531	42
Centre Living	$4,645	8	$2,021	2	$869	—
Normandy Alto Vista Irving, LLC	$—	—	$6,307	12	$4,963	10
Normandy Cottonwood Crossing	$12,542	36	$676	2	$—	—
Normandy Homes Cypress Meadows LLC	$19,240	34	$15,700	28	$2,107	4
Normandy Homes Mustang Park	$16,436	34	$1,307	3	$—	—
Normandy Homes Viridan LLC	$2,533	7	$7,951	27	$553	2
Normandy Lake Vista Coppell	$—	—	$2,582	6	$12,306	29
Normandy Lakeside, LLC	$13,513	27	$15,765	28	$10,802	20
Normandy Pecan Park, LLC	$—	—	$8,968	22	$4,266	11
Normandy Twin Creeks	$9,558	23	$—	—	$—	—
Southgate	$14,623	20	$9,409	13	$12,518	12
Southgate Angel Field West	$10,155	15	$—	—	$—	—
Southgate Bluffs at Austin Waters	$7,479	11	$—	—	$—	—
Southgate Canals at Grand Park	$6,251	8	$—	—	$—	—
Southgate Twin Creeks	$1,193	2	$—	—	$—	—
Texas Homes Total	$201,473	501	$121,979	341	$81,813	232

Builder Operations	Year Ended December 31,
	2016		2015		2014
Location	Home Sales	Units Delivered	Home Sales	Units Delivered	Home Sales	Units Delivered
	(dollars in thousands)
Builder Operations (Homes)
Georgia Homes
Providence Luxury Homes	$1,640	1	$3,183	4	$2,496	4
The Providence Group Custom Homes LLC	$2,469	5	$44,640	72	$18,363	35
The Providence Group & Associates LLC	$2,750	4	$1,871	3	$1,477	3
TPG Homes at Abberley LLC	$—	—	$—	—	$2,261	8
TPG Homes at Bellmoore LLC	$29,414	49	$11,070	18	$—	—
TPG Homes at Bluffs at Lennox	$8,332	15	$—	—	$—	—
TPG Homes at Brookmere	$11,333	27	$—	—	$—	—
TPG Homes at Byers Landing	$429	1	$—	—	$—	—
TPG Homes at Central Park at Deerfield Township	$9,682	19	$—	—	$—	—
TPG Homes at Cogburn	$4,351	7	$—	—	$—	—
TPG Homes at Crabapple LLC	$—	—	$849	2	$7,876	21
TPG Homes at Dunwoody Township	$466	1	$—	—	$—	—
TPG Homes at East Village	$9,911	29	$—	—	$—	—
TPG Homes at Highlands LLC	$—	—	$2,650	9	$21,729	75
TPG Homes at Jamestown LLC	$—	—	$9,917	34	$27,985	93
TPG Homes at LaVista Walk LLC	$—	—	$—	—	$4,653	15
TPG Homes at Nesbitt Reserve	$440	1	$—	—	$—	—
TPG Homes at Rivers Edge	$19,978	61	$—	—	$—	—
TPG Homes at Roswell Towneship	$3,025	8	$—	—	$—	—
TPG Homes at Ruths Farm	$7,463	10	$—	—	$—	—
TPG Homes at Seven Norcross	$8,516	23	$—	—	$—	—
TPG Homes at Sugarloaf (Glens)	$4,129	12	$—	—	$—	—
TPG Homes at The Reserve at Providence	$1,191	1	$—	—	$—	—
TPG Homes at Three Bridges LLC	$—	—	$15,508	53	$17,047	63
TPG Homes at Townes at Chastain	$1,459	3	$—	—	$—	—
TPG Homes at Traditions	$16,878	33	$—	—	$—	—
TPG Homes at Whitfield Parc	$1,017	3	$15,121	45	$7,347	22
TPG Homes LLC	$—	—	$27,479	74	$5,458	16
TPG Homes – Highpointe at Vinings	$18,818	30	$—	—	$—	—
Georgia Homes Total	$163,691	343	$132,288	314	$116,692	355
Other
Lot Sales Revenue(1)	$—	—	—	—	2,145	—
Other Total	$—	—	$—	—	$2,145	—
Homes Total	$365,164	844	$254,267	655	$200,650	587

(1)	Lots owned and developed to build homes sold to a third party developer.

Land Development	Year Ended December 31,
	2016		2015		2014
Location	Lot Sales	Units Delivered	Lot Sales	Units Delivered	Lot Sales	Units Delivered
	(dollars in thousands)
Land Development (Lots)
Texas Lots
Angel Field	$167	1	$—	—	$—	—
Bethany Mews	$—	—	$265	1	$2,851	17
Chateau du Lac	$1,440	5	$1,770	6	$1,881	7
Cypress Meadows	$4,953	37	$4,772	37	$4,042	33
Hamilton Hills	$—	—	$—	—	$1,103	7
Hardin Lake	$—	—	$1,505	20	$5,432	75
Hawthorne Estates	$—	—	$644	6	$2,806	27
Inwood Hills	$—	—	$—	—	$957	15
Lakeside	$215	1	$6,164	61	$9,602	88
The Landings	$4,329	39	$8,539	81	$5,184	51
Mustang Park	$1,986	20	$7,439	76	$11,594	129
Twin Creeks	$761	8	$5,780	48	$—	—
Westside Circle	$350	1	$—	—	$—	—
Texas Lots Total	$14,201	112	$36,878	336	$45,452	449
Georgia Lots
Reserve at Providence	$250	1	$—	—	$—	—
Ruth Farm	$713	4	$—	—	$—	—
Georgia Lots Total	$963	5	$—	—	$—	—
Lots Total	$15,164	117	$36,878	336	$45,452	449

Company Total (Homes and Lots)	$380,328	961	$291,145	991	$246,102	1,036

Owned and Controlled Lots
The following table presents the lots we owned or controlled as of December 31, 2016 and 2015. Owned lots are those to which we hold title, while controlled lots are those that we have the contractual right to acquire title but do not currently own. With respect to controlled lots, we generally enter into lot option contracts where an earnest money deposit of up to 20% of the total purchase price of the lots is deposited with the seller. The earnest money deposit is applied to the purchase price of the lots within the lot option contract. Certain of our lot option contracts require an escalation in lot price from zero to six percent per year. The length of the lot option contract is generally based upon the number of lots being purchased and the agreed upon lot takedown schedule, which determines the number and frequency of lot purchases. Lot option contracts typically require two to four lot purchases per month.

Lots Owned and Controlled

	December 31,
	2016	2015
Lots Owned(1)
Texas	2,998	2,659
Georgia	1,237	991
Total	4,235	3,650
Lots Controlled(1)
Texas	554	326
Georgia	400	758
Total	954	1,084

Total Lots Owned and Controlled(2)	5,189	4,734

(1)	The “land use” assumptions used in the above table may change over time.

(2)	Total lots excludes homes under construction.

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

Homebuilding, Marketing and Sales Process
TPG builds town homes and single family homes in the Atlanta market. TPG’s town homes range from 1,800 to 2,800 square feet, have two or more bedrooms and range in price from $280,000 to $600,000. TPG’s single family homes range from 2,000 to 4,600 square feet, have three or more bedrooms and range in price from $320,000 to $1.2 million. TPG’s luxury homes had over 3,700 square feet, four or more bedrooms and ranged in price from $1.0 million to $3.1 million. TPG has received numerous industry awards, including the best master planned community by the Greater Atlanta Home Builders Association in 2016.

In the Dallas market our controlled builders construct townhomes, single family homes and luxury homes. CB JENI builds town homes with 1,400 to 2,600 square feet, two or more bedrooms and prices ranging from $230,000 to $400,000. Normandy constructs single family homes with square footage of over 1,800 square feet, three or more bedrooms and a price between $340,000 and $700,000. Southgate builds luxury homes that have over 3,100 square feet, four or more bedrooms and a price between $560,000 and $1.3 million. Southgate also acts as a contractor on homes up to $1.6 million. Centre Living builds homes and luxury townhomes, in premier centrally located neighborhoods in the Dallas market, that range from 1,400 to 4,000 square feet, two to three bedrooms and prices from $350,000 to more than $1.5 million. Centre Living also acts as a contractor on homes up to $2.5 million and on amenity centers for our other Dallas builders.

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

Segments
In accordance with Accounting Standard Codification (“ASC”) 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identified its CODM as three key executives—the Chief Executive Officer, the Chief Financial Officer and the Head of Land Acquisition and Development. In determining the most appropriate reportable segments, the CODM considered similar economic and other characteristics, including geography, class of customers, product types and production processes. During the year ended December 31, 2015, the Company organized its operations into two reportable segments: builder operations and land development. The builder operations segment includes the Company's controlled builders results, which include building and selling single-family detached homes and townhomes that are designed and built to meet local customer preferences, and the sale of lots. Builder operations consisted of two operating segments: Texas and Georgia. The land development segment includes operations related to the acquisition and development of land which is sold to the Company’s controlled builders and third-party homebuilders.

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the year ended December 31, 2016, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports our builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses is included in the builder operations segment, within “Corporate and other”, which accounts for 96.1%, 87.3% and 81.4% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. While Green Brick Title’s operations are not economically similar to either the builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within our builder operations segment within the “Corporate and other” operating segment.

All prior year segment information has been restated to conform with the 2016 presentation. The changes in the reportable segments have no effect on our consolidated balance sheets, statements of income or cash flows for the periods presented. Financial information about our segments appears in Note 13, “Segment Information,” of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Employees
As of December 31, 2016, we had approximately 220 employees, including those of our controlled builders. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us or our affiliates are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Offices and Available Information
Our principal executive offices are located at 2805 Dallas Parkway, Ste 400, Plano, Texas 75093. Our telephone number is (469) 573-6755. Our website address is www.greenbrickpartners.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Executive Officers and Directors
The following table sets forth certain information regarding our executive officers and directors as of March 13, 2017:

Executive Officers

Name	Age	Position
James R. Brickman	65	Chief Executive Officer and Director
Richard A. Costello	58	Chief Financial Officer
Jed Dolson	39	Head of Land Acquisition and Development

James R. Brickman - Mr. Brickman has been our Chief Executive Officer and one of our directors since October 2014. Mr. Brickman was the founding manager and advisor of each of Capital since 2008 and Builder Finance since 2010. Mr. Brickman is responsible for all major investment decisions, capital allocation, strategic planning, and relationships with our controlled builders and lead investor. Prior to forming JBGL in 2008, Mr. Brickman was a manager of various joint ventures and limited partnerships that developed/built low and high rise office buildings, multifamily and condominium homes, single family homes, entitled land, and supervised a property management company. He previously also served as Chairman and CEO of Princeton Homes Ltd. and Princeton Realty Corporation that developed land, constructed single family custom homes, and managed apartments it built. Mr. Brickman has over 39 years’ experience in nearly all phases of real estate construction, development, and real estate finance property management. He received a B.B.A. and M.B.A. from Southern Methodist University.

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

Board of Directors

Name	Age	Position
Elizabeth K. Blake	65	Director
Harry Brandler	45	Director
James R. Brickman	65	Chief Executive Officer and Director
David Einhorn	48	Chairman of the Board
John R. Farris	44	Director
Kathleen Olsen	45	Director
Richard S. Press	78	Director

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

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with ours and they may make decisions with which we may disagree.
Greenlight, Third Point, and James R. Brickman, together with certain members of Mr. Brickman’s family, beneficially own approximately 49.3%, 16.7% and 5.5%, respectively, of the voting power of the Company. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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
As of December 31, 2016, we reported federal net operating loss carryforwards of approximately $116.6 million, which will begin to expire, if not used, beginning with the year ending December 31, 2029.

For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. Based on the availability of historical financial results, projections of pre-tax book income and the assessment of available positive and negative information, management believes, on a more-likely-than-not basis, that the deferred tax assets will be realized in full. Accordingly, no valuation allowance has been recorded as of December 31, 2016 with respect to the federal net operating loss (“NOL”).

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

To reduce the likelihood of an ownership change, our board of directors has implemented the Section 382 rights agreement, and our Amended and Restated Certificate of Incorporation (“Charter”) contains customary transfer and ownership limitations regarding preservation of our NOLs.

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
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. While national data indicate that the overall demand for new homes improved during the year, in the event that the current recovery stalls or reverses and these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Our controlled builders’ interests may not be wholly aligned with ours or those of our investors.
 Our controlled homebuilding subsidiaries, which we refer to as our “controlled builders,” are separate and distinct entities from us, and while we own a 50% controlling interest in our controlled builders, providing us with a corresponding equity interest in their profits, our controlled builders are primarily focused on maximizing the value of their operations rather than our operations. Further, because our controlled builders are not wholly-owned, pursuant to each of their applicable operating agreements, we share decision-making authority with the other members of our controlled builders regarding certain major decisions of our controlled builders. Our controlled builders may have different economic, financial and industry positions from us which could influence their business decisions, including but not limited to strategic decision-making which they believe to be in their best interests. As a result of the foregoing, their business interests and strategies may conflict with or not be fully aligned with ours and those of our investors, which could lead to actions and results that are not in our, or in our investors', best interests.

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
The unemployment rate in the United States was 4.7% as of December 2016, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.7% in December 2016, potentially reflecting an increased number of “discouraged workers” who have left the labor force. People who are not employed, are underemployed, who have left the labor force or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for our homes, lots and construction loans and by increasing the supply of homes for sale.

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

We currently have access to a senior secured revolving credit facility with aggregate lending commitments of up to $50.0 million and a senior unsecured revolving credit facility with aggregate lending commitments of up to $85.0 million. As of December 31, 2016, we have $35.0 million of available borrowing capacity under the senior secured revolving credit facility and $10.0 million of available borrowing capacity under the senior unsecured revolving credit facility. Subject to certain terms and conditions, we may, prior to the termination of the senior unsecured revolving credit facility, increase the amount of such revolving credit facility up to a maximum aggregate amount of $110.0 million. We cannot assure you that we will be able to increase the unsecured revolving credit facility or extend its maturity or arrange another facility on acceptable terms or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive office in Plano, Texas. Our homebuilding division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Our properties are described in Item 1. “Business” under the headings “Our Homebuilding Projects ” and “Owned and Controlled Lots”, which information is incorporated herein by reference.

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

Year ended December 31, 2016	High	Low
First Quarter	$7.77	$4.99
Second Quarter	$7.80	$6.67
Third Quarter	$8.39	$6.79
Fourth Quarter	$10.40	$7.65
Year ended December 31, 2015
First Quarter	$8.34	$7.05
Second Quarter	$10.95	$8.20
Third Quarter	$14.55	$10.65
Fourth Quarter	$12.13	$6.64

Holders of Record
On March 6, 2017, there were approximately 27 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 6, 2017, there were 49,013,662 common shares outstanding.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended December 31, 2016 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2016	—	$—	—	1,000
November 1 - November 30, 2016	—	$—	—	1,000
December 1 - December 31, 2016	—	$—	—	1,000
Total	—	$—	—	1,000

(1)
Our share repurchase program was approved by our Board of Directors in March 2016 and allows us to repurchase up to 1,000,000 shares of our common stock through 2017 or a determination by the Board to discontinue the repurchase program. The share repurchase program does not obligate us to acquire any specific number of shares.

Performance Graph
The following graph compares our five-year cumulative total return, assuming $100 is invested on December 31, 2011, on our common stock with the cumulative total returns of the Russell 2000 Index, and the Nasdaq Composite Index for the periods ended December 31. The pre-Transaction prices of our common stock were adjusted for the $70.0 million Rights Offering, as described in Item 1. Business.

	2011	2012	2013	2014	2015	2016
Green Brick Partners	$100	$27.03	$12.61	$92.34	$81.08	$113.18
Russell 2000 Index	$100	$114.63	$157.05	$162.6	$153.31	$183.17
Nasdaq Composite Index	$100	$115.91	$160.32	$181.8	$192.21	$206.63

The above graph is based on our common stock and index prices calculated as of the last trading day before January 1 of the year-end periods presented. The closing price of our common stock on the Nasdaq Capital Market was $10.05 per share on December 31, 2016 and $7.20 per share on December 31, 2015. Total return assumes $100 invested at market close on December 31, 2011 in our common stock, the Russell 2000 Index, and the Nasdaq Composite Index. The performance of our common stock depicted in the graph above represents our past performance as an ethanol producer from December 31, 2011 to November 21, 2013, as a shell company with no substantial operations from November 22, 2013 to October 26, 2014, and as a real estate company since October 27, 2014. As a result, the performance of our common stock depicted in the graph above is not indicative of future performance or the historical performance of our current real estate business.

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

As described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel Energy Corp. acquired JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”), on October 27, 2014. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of JBGL became our historical financial statements and from the completion of the acquisition on October 27, 2014, the financial statements have been prepared on a consolidated basis. Share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Assets
Cash and cash equivalents	$35,157	$21,207	$22,976	$16,683	$7,164
Inventory	410,297	344,132	275,141	228,777	132,571
Notes receivable, net	—	—	—	7,556	15,272
Deferred tax assets, net	67,598	80,663	89,197	—	—
Other	27,932	27,874	13,011	15,392	13,804
Total assets	$540,984	$473,876	$400,325	$268,408	$168,811
Liabilities and stockholders’ equity
Borrowings on lines of credit	$75,000	$47,500	$14,061	$17,208	$6,544
Notes payable	10,948	10,158	12,151	26,595	21,442
Term loan facility	—	—	150,000	—	—
Other	53,551	44,363	42,516	25,786	19,137
Total liabilities	139,499	102,021	218,728	69,589	47,123
Total stockholders’ equity	401,485	371,855	181,597	198,819	121,688
Total liabilities and stockholders’ equity	$540,984	$473,876	$400,325	$268,408	$168,811

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Sale of residential units	$365,164	$254,267	$200,650	$168,591	$50,105
Sale of land and lots	15,164	36,878	45,452	33,735	22,927
Total revenues	380,328	291,145	246,102	202,326	73,032
Cost of residential units	283,454	201,768	153,799	125,424	40,668
Cost of land and lots	10,499	27,125	34,082	21,513	15,256
Total cost of sales	293,953	228,893	187,881	146,937	55,924
Total gross profit	86,375	62,252	58,221	55,389	17,108
Salary expense and management fees expense - related party	(21,871)	(16,272)	(12,694)	(8,968)	(3,467)
Selling, general and administrative expense	(16,758)	(13,704)	(9,840)	(6,406)	(3,243)
Operating profit	47,746	32,276	35,687	40,015	10,398
Interest expense	—	(281)	(1,393)	(315)	(351)
Other income, net	2,808	2,721	1,915	4,943	10,896
Income before taxes	50,554	34,716	36,209	44,643	20,943
Income tax provision (benefit)	15,381	9,171	(24,853)	327	231
Net income	35,173	25,545	61,062	44,316	20,712
Less: net income attributable to non-controlling interests	11,417	10,220	11,036	12,309	3,518
Net income attributable to controlling interests	$23,756	$15,325	$50,026	$32,007	$17,194

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.49	$0.38	$3.40	$2.88	$1.55
Diluted	$0.49	$0.38	$3.40	$2.88	$1.55

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,879	40,068	14,712	11,109	11,109
Diluted	48,886	40,099	14,712	11,109	11,109

Change in Classification
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the years ended December 31, 2015, 2014, 2013 and 2012 to properly present cost of residential units, salary expense, and selling, general and administrative expense. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported operating results or financial position.

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

Reverse Recapitalization
On June 10, 2014, we entered into a definitive transaction agreement with the owners of JBGL Builder Finance LLC and its consolidated subsidiaries and affiliated companies (collectively “Builder Finance”), and JBGL Capital Companies (“Capital”), a combined group of commonly managed limited liability companies and partnerships (collectively with Builder Finance, “JBGL”), which provided that we would acquire JBGL for $275.0 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and homebuilding operations. The Transaction was completed on October 27, 2014 (“Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275.0 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 5,200 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own at least a 50% controlling interest.

Our Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$280,000 to $600,000
			Single family	$320,000 to $1.2 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$230,000 to $400,000
			Single family	$340,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$350,000 to more than $1.5 million
			Contractor on luxury homes	Up to $2.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$560,000 to $1.3 million

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the years ended December 31, 2016 and 2015.

Segments
In accordance with Accounting Standard Codification 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identified its CODM as three key executives—the Chief Executive Officer, the Chief Financial Officer and the Head of Land Acquisition and Development. In determining the most appropriate reportable segments, the CODM considered similar economic and other characteristics, including geography, class of customers, product types and production processes. During the year ended December 31, 2015, the Company organized its operations into two reportable segments: builder operations and land development. The builder operations segment includes the Company's controlled builders results, which include building and selling single-family detached homes and townhomes that are designed and built to meet local customer preferences, and the sale of lots. Builder operations consisted of two operating segments: Texas and Georgia. The land development segment includes operations related to the acquisition and development of land which is sold to the Company’s controlled builders and third-party homebuilders.

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the year ended December 31, 2016, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports our builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses is included in the builder operations segment, within “Corporate and other”, which accounts for 96.1%, 87.3% and 81.4% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. While Green Brick Title’s operations are not economically similar to either the builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within our builder operations segment within the “Corporate and other” operating segment.

All prior year segment information has been restated to conform with the 2016 presentation. The changes in the reportable segments have no effect on our consolidated balance sheets, statements of income or cash flows for the periods presented. Financial information about our segments appears in Note 13, “Segment Information,” of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview and Outlook
The following are our key operating metrics for the year ended December 31, 2016 as compared to the year ended December 31, 2015: home deliveries increased by 28.9%, home sales revenue increased by 43.6%, average selling prices increased by 11.5%, backlog units increased by 17.9%, backlog units value increased by 22.6%, average sales price of homes in backlog increased by 4.0% and net new home orders increased by 36.0%. The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. During the year ended December 31, 2016, homes in the Dallas and Atlanta markets appreciated by 8.1% and 6.1%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, November 2016). During the year ended December 31, 2016, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

The following are our key operating metrics for the year ended December 31, 2015 as compared to the same period in 2014: home deliveries increased by 11.6%, home sales revenue increased by 26.7%, average selling prices increased by 13.6%, backlog units decreased by 3.8%, backlog units value increased by 12.2%, average sales price of homes in backlog increased by 16.7% and net new home orders increased by 7.7%. The increase in the average sales price of homes in backlog was the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and second in the number of jobs from September 2015 to September 2016 (Source: US Bureau of Labor Statistics, September 2016). The Atlanta metropolitan area has recorded employment gains of more than 50,000 each month, as compared to the same month in the prior year, since July 2013 (Source: US Bureau of Labor Statistics, November 2016). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”), ASC and applicable regulations of the SEC. Our operating results for the year ended December 31, 2016 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the year ended December 31, 2016, our land development segment revenue decreased $21.7 million, or 58.9%, from $36.9 million for the year ended December 31, 2015 to $15.2 million for the year ended December 31, 2016. The decrease was comprised of $24.0 million due to a 65.2% decrease in finished inventory lots delivered from 336 for the year ended December 31, 2015 to 117 for the year ended December 31, 2016, partially offset by an increase of $2.3 million related to an increase in the average sales price per lot of $129,603 per lot for the year ended December 31, 2016 from $109,756 per lot for the year ended December 31, 2015.

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

The decrease in finished inventory lots delivered is a result of a decrease in third party lot sales driven by an increase in intercompany lot sales to our controlled builders where revenue is not recognized until the home closes. While there is a time lag in when we can recognize intercompany lot sales, we believe this is advantageous because we are able to realize improved margins on the sale of completed homes and intercompany sales benefit our controlled builders.

Builder Operations
During the year ended December 31, 2016, our builder operations segment delivered 844 homes, with an average sales price of $432,659, compared to 655 homes with an average sales price of $388,194, during the same period in 2015. During the year ended December 31, 2016, our builder operations segment generated approximately $365.2 million in revenue compared to $254.3 million during the same period in 2015. For the year ended December 31, 2016, net new home orders totaled 880, a 36.0% increase from the same period in 2015. As of December 31, 2016, our builder operations segment had a backlog of 237 sold but unclosed homes, a 17.9% increase from the same period in 2015, with a total value of approximately $108.0 million, an increase of $19.9 million, or 22.6%, from December 31, 2015. The increase in total value of backlog units reflects an increase in the average sales price of homes in backlog.

During the year ended December 31, 2015, our builder operations segment delivered 655 homes, with an average sales price of $388,194, compared to 587 homes with an average sales price of $341,823, during the same period in 2014. During the year ended December 31, 2015, our builder operations segment generated approximately $254.3 million in revenue compared to $200.7 million during the same period in 2014. For the year ended December 31, 2015, net new home orders totaled 647, a 7.7% increase from the same period in 2014. As of December 31, 2015, builder operations segment had a backlog of 201 sold but unclosed homes, a 3.8% decrease from the same period in 2014, with a total value of approximately $88.1 million, an increase of $9.6 million, or 12.2%, from December 31, 2014. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog.

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

Salary Expense and Management Fees Expense - Related Party
Salary expense and management fees expense represents salaries, benefits, related party management fees and share-based compensation, and are recorded in the period incurred. We have not incurred any related party management fees since the Transaction Date.

Selling, General and Administrative Expense
Selling, general and administrative expense represents property taxes, depreciation, amortization, advertising and marketing, rent and lease expenses, and other administrative items, and are recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that is not capitalized and amortization of related debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities.

Other Income, Net
Other income, net consists of net revenue from contracts where we are the general contractor and where our customers own the land, and interest earned.

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

As of December 31, 2016, in consideration of all available positive and negative evidence, including tax planning, management concluded that it was more-likely-than-not that all of our net deferred tax assets will be realized in accordance with U.S. GAAP, except for state income tax net operating loss carryforwards, for which a valuation allowance in the amount of $1.1 million has been recorded. Except for the valuation allowance pertaining to the state net operating losses, the valuation allowance previously recorded by BioFuel was reversed into additional paid-in-capital as of October 27, 2014. The valuation allowance reversal of approximating $63.9 million was recorded as part of the reverse recapitalization and had no effect on income tax expense.

Consolidated Financial Data
The consolidated historical financial data presented below reflect our land development and builder operations segments, and are not necessarily indicative of the results to be expected for any future period.

As described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel acquired JBGL on October 27, 2014. The accounting treatment of the Transaction is reflected as a “reverse recapitalization,” whereby JBGL is the surviving accounting entity for financial reporting purposes. Therefore, our historical results for periods prior to the Transaction are the same as JBGL's historical results.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Sale of residential units	$365,164	$254,267	$200,650
Sale of land and lots	15,164	36,878	45,452
Total revenues	380,328	291,145	246,102
Cost of residential units	283,454	201,768	153,799
Cost of land and lots	10,499	27,125	34,082
Total cost of sales	293,953	228,893	187,881
Total gross profit	86,375	62,252	58,221
Salary expense and management fees expense - related party	(21,871)	(16,272)	(12,694)
Selling, general and administrative expense	(16,758)	(13,704)	(9,840)
Operating profit	47,746	32,276	35,687
Interest expense	—	(281)	(1,393)
Other income, net	2,808	2,721	1,915
Income before taxes	50,554	34,716	36,209
Income tax provision (benefit)	15,381	9,171	(24,853)
Net income	35,173	25,545	61,062
Less: net income attributable to noncontrolling interests	11,417	10,220	11,036
Net income attributable to Green Brick Partners, Inc.	$23,756	$15,325	$50,026

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.49	$0.38	$3.40
Diluted	$0.49	$0.38	$3.40

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,879	40,068	14,712
Diluted	48,886	40,099	14,712

Change in Classification
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the years ended December 31, 2015 and 2014 to properly present cost of residential units, salary expense, and selling, general and administrative expense. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Home Orders & Backlog	2016	2015	Change	%
Net new home orders	880	647	233	36.0%
Number of cancellations	135	108	27	25.0%
Cancellation rate	13.3%	14.3%	(1.0)%	(7.0)%
Average selling communities	47	41	6	14.6%
Selling communities at end of period	50	43	7	16.3%
Backlog ($ in thousands)	$108,030	$88,136	$19,894	22.6%
Backlog (units)	237	201	36	17.9%
Average sales price of backlog	$455,823	$438,488	$17,335	4.0%

Net new home orders for the year ended December 31, 2016 increased by 233 homes, or 36.0%, to 880 for the year ended December 31, 2016 from 647 for the year ended December 31, 2015. Our overall absorption rate for the year ended December 31, 2016 was an average of 18.6 per selling community (1.5 monthly), compared to an average of 15.7 per selling community (1.3 monthly) for the year ended December 31, 2015.

Our cancellation rate was approximately 13.3% for the year ended December 31, 2016, compared to 14.3% for the year ended December 31, 2015. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 36 homes, or 17.9%, to 237 as of December 31, 2016 from 201 as of December 31, 2015. The dollar value of backlog units increased $19.9 million, or 22.6%, to $108.0 million as of December 31, 2016 from $88.1 million as of December 31, 2015. The increase in value of backlog units reflects an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $17,335, or 4.0%, to $455,823 for the year ended December 31, 2016, compared to $438,488 for the year ended December 31, 2015. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Years Ended December 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2016	2015	Change	%
New homes delivered	844	655	189	28.9%
Home sales revenue ($ in thousands)	$365,164	$254,267	$110,897	43.6%
Average sales price of home delivered	$432,659	$388,194	$44,465	11.5%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the year ended December 31, 2016 for our builder operations segment was 844, compared to new home deliveries of 655 for the year ended December 31, 2015, resulting in an increase of 189 homes, or 28.9%. The increase in new home deliveries was primarily attributable to a 14.6% increase in the average selling communities to 47 from 41.

Home sales revenue increased $110.9 million, or 43.6%, to $365.2 million for the year ended December 31, 2016, from $254.3 million for the year ended December 31, 2015. The increase in revenue was comprised of (a) $73.4 million due to a 28.9% increase in homes delivered to 844 for the year ended December 31, 2016, from 655 for the year ended December 31, 2015, and (b) $37.5 million resulting from an increase in average sales price of $44,465 per home to $432,659 for the year ended December 31, 2016, from $388,194 for the year ended December 31, 2015. The increase in the average sales price of homes was the result of changes to the mix of homes delivered resulting in an increase in the number of single family homes delivered at higher price points compared to townhomes and local market appreciation.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2016	%	2015	%
Home sales revenue	$365,164	100.0%	$254,267	100.0%
Cost of home sales	283,454	77.6%	201,768	79.4%
Homebuilding gross margin	$81,710	22.4%	$52,499	20.6%

Cost of home sales for the year ended December 31, 2016 for builder operations was $283.5 million, compared to cost of home sales of $201.8 million for the year ended December 31, 2015, resulting in an increase of $81.7 million, or 40.5%, primarily due to the 28.9% increase in the number of homes delivered. Homebuilding gross margin percentage for the year ended December 31, 2016 for builder operations was 22.4%, compared to a gross margin percentage of 20.6% for the year ended December 31, 2015. The increase in homebuilding gross margin is largely due to the opening of new communities during the year ended December 31, 2016. The increase in gross margin percentage is due primarily to the consistent increase in profitability of lot sales to our controlled builders, where revenue is not recognized until the home closes, and lower amortization of capitalized interest during the year ended December 31, 2016.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2016	2015	2016	2015
Land development	$324	$809	2.1%	2.2%
Builder operations	$21,547	$15,463	5.9%	6.1%

Land Development
Salary expense for the year ended December 31, 2016 for land development was $0.3 million compared to $0.8 million for the year ended December 31, 2015, a decrease of 60.0%. The decrease is primarily the result of a decrease in the average employee headcount of one for the year ended December 31, 2016 due to an employee who changed roles and was reported under land development during the year ended December 31, 2015 compared to builder operations during the year ended December 31, 2016.

Builder Operations
Salary expense for the year ended December 31, 2016 for builder operations was $21.5 million, compared to $15.5 million for the year ended December 31, 2015, an increase of 39.3%. The increase was primarily the result of an increase in salaries driven an increase in the average employee headcount of 22 and the associated costs of benefits to support the growth in our builder operations segment. Salary expense as a percentage of related revenue decreased for the year ended December 31, 2016, as a result of internal cost efficiencies, as many of our salary and benefits expense did not increase on a percentage basis as we scaled up our business through organic growth.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2016	2015	2016	2015
Land development	$1,039	$1,470	6.9%	4.0%
Builder operations	$15,719	$12,234	4.3%	4.8%

Land Development
Selling, general and administrative expense for the year ended December 31, 2016 for land development was $1.0 million, compared to $1.5 million for the year ended December 31, 2015, a decrease of 29.3%. The decrease is primarily the result of a decrease in property tax expense. Selling, general and administrative expense as a percentage of related revenue increased for the year ended December 31, 2016, as a result of a decrease in third party lot sales driven by an increase in intercompany lot sales to our controlled builders where revenue is not recognized until the home closes.

Builder Operations
Selling, general and administrative expense for the year ended December 31, 2016 for builder operations was $15.7 million, compared to $12.2 million for the year ended December 31, 2015, an increase of 28.5%. The increase was primarily attributable to an increase in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 47 for the year ended December 31, 2016 compared to 41 for the year ended December 31, 2015. Selling, general and administrative expense as a percentage of related revenue decreased for the year ended December 31, 2016, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase on a percentage basis as we scaled up our business through organic growth.

Interest Expense
Interest expense decreased $0.3 million, or 100.0%, to $0.0 million for the year ended December 31, 2016, compared to $0.3 million for the year ended December 31, 2015. The decrease was due primarily to an increase in the amount of capitalized interest during the year ended December 31, 2016.

Other Income, Net
Other income, net, increased slightly to $2.8 million for the year ended December 31, 2016, compared to $2.7 million for the year ended December 31, 2015.

Income Tax Provision
Income tax provision increased $6.2 million, or 67.7%, to $15.4 million for the year ended December 31, 2016, from an expense of $9.2 million for the year ended December 31, 2015. The increase in income tax provision is due to primarily to an increase in pre-tax book income.

As of December 31, 2016, we have federal net operating loss carryforwards of approximately $116.6 million, which will begin to expire beginning with the year ending December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our historical taxable income results through December 31, 2016, as well as forecasted income, management expects that the Company will generate sufficient taxable income to utilize all of the federal net operating loss carryforwards before they expire. The Company also has approximately $21.3 million of gross state net operating loss carryforwards having varying periods of expiration which the Company believes on a more-likely-than-not basis, will not be utilized. The state loss carryforwards and related $1.1 million tax-effected valuation allowance were previously recorded by BioFuel. The Transaction had no effect on the state loss carryforward amount, the related valuation allowance or income tax expense. The Company maintains a deferred income tax asset in the amount of $1.1 million for the state loss carryforwards and a related valuation allowance in the amount of $1.1 million. In the Company’s assessment of the need for a valuation allowance, both positive and negative information was considered, including any available income tax planning.

As of December 31, 2016, we had deferred tax assets of $67.6 million, which was net of a valuation allowance in the amount of $1.1 million relating to state loss carryforwards. The deferred tax assets are primarily related to $40.8 million for federal net operating loss carryforwards and $22.9 million for basis in partnerships. We evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard. A valuation allowance is required to reduce our deferred tax assets if it is determined that it is more-likely-than-not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As of December 31, 2016, management concluded that it was more-likely-than-not that the net deferred tax assets, except for the state loss carryforwards noted above, will be realized in accordance with U.S. GAAP principles.

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

Net new home orders for the year ended December 31, 2015 increased by 46 homes, or 7.7%, to 647 for the year ended December 31, 2015 from 601 for the year ended December 31, 2014. Our overall absorption rate for the year ended December 31, 2015 was an average of 15.7 per selling community (1.3 monthly), compared to an average of 20.0 per selling community (1.7 monthly) for the year ended December 31, 2014. Our monthly absorption rate decreased in part due to the timing of the opening of new communities and the closing out of existing communities.

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

New home deliveries (excluding existing completed homes sold, but not yet closed) for the year ended December 31, 2015 for our builder operations segment was 655, compared to new home deliveries of 587 for the year ended December 31, 2014, resulting in an increase of 68 homes, or 11.6%. The increase in new home deliveries was primarily attributable to the a 36.7% increase in the average selling communities to 41 from 30.

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

Homebuilding
The table below represents cost of home sales and gross margin related our builder operations segment.

	Years Ended December 31,
Homebuilding ($ in thousands)	2015	%	2014	%
Home sales revenue	$254,267	100.0%	$200,650	100.0%
Cost of home sales	201,768	79.4%	153,799	76.7%
Homebuilding gross margin	$52,499	20.6%	$46,851	23.3%

Cost of home sales for the year ended December 31, 2015 for builder operations was $201.8 million, compared to cost of home sales of $153.8 million on for the year ended December 31, 2014, resulting in an increase of $48.0 million, or 31.2%, primarily due to the 11.6% increase in the number of homes delivered. Homebuilding gross margin percentage for the year ended December 31, 2015 for builder operations was 20.6%, compared to a gross margin percentage of 23.3% for the year ended December 31, 2014. The increase in homebuilding gross margin is largely due to the opening of new communities during the year ended December 31, 2015. The decrease in gross margin percentage is due to the unusually large number of home closings in several high margin communities during the year ended December 31, 2014, and to a substantial number of home closings in existing communities being closed out and the amortization of capitalized interest during the year ended December 31, 2015.

Salary Expense and Management Fees Expense - Related Party
The table below represents salary expense, related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2015	2014	2015	2014
Land development	$809	$1,479	2.2%	3.3%
Builder operations	$15,463	$11,215	6.1%	5.6%

Land Development
Salary expense for the year ended December 31, 2015 for land development was $0.8 million compared to $1.5 million, for the year ended December 31, 2014, a decrease of 45.3%. The decrease is primarily the result of a decrease in employee headcount of three.

Builder Operations
Salary expense for the year ended December 31, 2015 for builder operations was $15.5 million, compared to $11.2 million for the year ended December 31, 2014, an increase of 37.9%. The increase was primarily the result of an increase in salaries driven by JBGL going from a privately-held company to a public company, the associated costs of benefits to support the growth in our builder operations segment, and an increase in employee headcount of 54.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Years Ended December 31,		As Percentage of Relevant Revenue
	2015	2014	2015	2014
Land development	$1,470	$2,410	4.0%	5.3%
Builder operations	$12,234	$7,430	4.8%	3.7%

Land Development
Selling, general and administrative expense for the year ended December 31, 2015 for land development was $1.5 million, compared to $2.4 million for the year ended December 31, 2014, a decrease of 39.0%. The decrease was primarily attributable to costs incurred in connection with the Transaction during the year ended December 31, 2014.

Builder Operations
Selling, general and administrative expense for the year ended December 31, 2015 for builder operations was $12.2 million, compared to $7.4 million for the year ended December 31, 2014, an increase of 64.7%. The increase was primarily attributable to an increase in expenditures to support builder operations in anticipation of future growth in our business, and additional costs of JBGL going from a privately-held company to a public company. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count is 41 for the year ended December 31, 2015 compared to 30 for the year ended December 31, 2014.

Interest Expense
Interest expense decreased $1.1 million, or 79.8%, to $0.3 million for the year ended December 31, 2015, compared to $1.4 million for the year ended December 31, 2014. The decrease was due primarily to an increase in the amount of capitalized interest during the year ended December 31, 2015.

Other Income, Net
Other income, net, increased $0.8 million, or 42.1%, to $2.7 million for the year ended December 31, 2015, from $1.9 million for the year ended December 31, 2014. The increase was due to a $1.8 million increase in various other income and a decrease in various other expense, partially offset by a $0.8 million decrease in interest on direct financing leases income and a decrease in interest and fees income due to no notes receivable outstanding during the year ended December 31, 2015.

Income Tax Provision (Benefit)
Income tax benefit decreased $34.0 million, or 136.9% for the year ended December 31, 2015, from a benefit of $24.9 million for the year ended December 31, 2014. The decrease in income tax benefit is due to primarily to the recognition of a $26.6 million income tax benefit relating to the change in tax status of the JBGL entities during the year ended December 31, 2014, from pass through entities to taxable entities, relating primarily to the tax attributes that arose from the Transaction.

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

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of December 31, 2016, 2015 and 2014. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own it.

	December 31,
	2016	2015	2014
Lots Owned(1)
Texas	2,998	2,659	2,105
Georgia	1,237	991	1,211
Total	4,235	3,650	3,316
Lots Controlled(1)(2)
Texas	554	326	279
Georgia	400	758	561
Total	954	1,084	840

Total Lots Owned and Controlled(1)	5,189	4,734	4,156

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of December 31, 2016 and 2015, we had $35.2 million and $21.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities. Due to seasonality, we typically deliver more homes in the second half of the year which leads to the majority of cash receipts from home deliveries occurring during the second half of the year. Cash and cash equivalents increased as of December 31, 2016 compared to December 31, 2015 due to the increase in homes delivered during the second half of the year ended December 31, 2016.

Our principal uses of capital for the year ended December 31, 2016 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On August 31, 2016, we entered into a first amendment to our Unsecured Revolving Credit Facility (as defined below), which added Flagstar Bank, FSB as a lender under the Credit Agreement (as defined below), with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The first amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million. On December 1, 2016, we entered into a second amendment to our Unsecured Revolving Credit Facility, which extended the termination date to December 14, 2019 and pursuant to which Citibank, N.A. increased its commitment from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million. On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million.

As a result of the first and second amendments under our Unsecured Revolving Credit Facility, our debt to total capitalization ratio was approximately 18% as of December 31, 2016. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facilities
As of December 31, 2016, we had the following lines of credit (“LOC”):

On July 30, 2015, we replaced our $25.0 million revolving credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets, net in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of our subsidiaries.

Before the amendment (as discussed below), the new revolving credit facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of December 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

On May 3, 2016, we amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets, net in our consolidated balance sheets. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Under the terms of the new revolving credit facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage.

On December 15, 2015, we entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, we could, at our option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Before the Second Amendment (as defined and discussed below), commitments under the Unsecured Revolving Credit Facility were available until the period ending December 14, 2018. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets, net in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of December 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 3.3% per annum.

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

On August 31, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. The First Amendment added Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at our option, prior to the termination date, subject to certain terms and conditions. The costs associated with the Amendment of $0.2 million were deferred and are included in other assets, net in our consolidated balance sheets.

On December 1, 2016, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein, and Citibank, N.A., as administrative agent, which amends the Credit Agreement. The Second Amendment, among other things, extends the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment became effective upon the payment of an upfront fee of 0.15% of the aggregate amount of any extended commitments on December 15, 2016. Additionally, Citibank, N.A. increased its commitment under the Unsecured Revolving Credit Facility from $25.0 million to $35.0 million which increases the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million. The costs associated with the Second Amendment of $0.1 million were deferred and are included in other assets, net in our consolidated balance sheets.

On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million.

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

We were in compliance with the covenants under the LOC agreements described above as of December 31, 2016.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. In December 2016, this note was extended through December 31, 2018.

On August 19, 2016, a subsidiary of JBGL signed a promissory note with Wretched Land, LP for $1.4 million maturing on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen, Texas. $0.7 million of this note was repaid during September 2016. In December 2016, this note was extended through March 1, 2017.

On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Allen, Texas.

Cash Flows
The following summarizes our primary sources and uses of cash in the periods presented:
Cash Flows — Year Ended December 31, 2016 to Year Ended December 31, 2015
The following summarizes our primary sources and uses of cash for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

•
Operating activities. Net cash used in operating activities for the year ended December 31, 2016 was $7.1 million, compared to net cash used of $47.7 million during the year ended December 31, 2015. The change was primarily attributable to changes in working capital associated with (i) an increase in accrued expenses of $8.6 million for the year ended December 31, 2016 compared to a decrease of $3.5 million for the year ended December 31, 2015, due to an increase in accrued job costs on land and home closings, and management bonuses being paid subsequent to the year ended December 31, 2016, (ii) an increase in earnest money deposits of $0.3 million for the year ended December 31, 2016 compared to $11.2 million for the year ended December 31, 2015, due to an increase in the land option contracts entered into during 2015 compared to 2016, (iii) an increase in customer and builder deposits of $7.2 million for the year ended December 31, 2016 compared to a decrease of $2.8 million for the year ended December 31, 2015, due to the increase in sales volume during the year ended December 31, 2016 and (iv) a decrease in other assets of $1.3 million for the year ended December 31, 2016 compared to an increase of $1.9 million for the year ended December 31, 2015, due to a decrease in prepaid development costs during the year ended December 31, 2016.

•
Investing activities. Net cash used in investing activities for the year ended December 31, 2016 was $0.5 million, compared to net cash provided of $2.5 million during the year ended December 31, 2015. The change was primarily due to a decrease in proceeds from investment in direct financing leases of $2.8 million since there was no investment in direct financing lease activity during the year ended December 31, 2016.

•
Financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $21.5 million, compared to net cash provided of $43.8 million during the year ended December 31, 2015. The change was primarily due to (i) a decrease in cash received of $19.9 million from net proceeds from equity offerings less the repayment of the Term Loan Facility, and (ii) a net decrease in lines of credit and notes payable borrowings of $28.3 million for the year ended December 31, 2016 compared to a $31.4 million reduction in lines of credit and notes payable borrowings for the year ended December 31, 2015.

Cash Flows — Year Ended December 31, 2015 to Year Ended December 31, 2014
The following summarizes our primary sources and uses of cash for the year ended December 31, 2015 as compared to the year ended December 31, 2014:

•
Operating activities. Net cash used in operating activities for the year ended December 31, 2015 was $47.6 million, compared to net cash provided of $1.8 million during the year ended December 31, 2014. The change was primarily attributable to (i) changes in working capital associated with inventory, as inventory increased by 25.1% for the year ended December 31, 2015 compared to a 20.3% increase in inventory for the year ended December 31, 2014, (ii) changes in working capital associated with earnest money deposits, as earnest money deposits increased by $11.2 million for the year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014, and (iii) a decrease in accrued expenses of $3.5 million for the year ended December 31, 2015 compared to an increase of $4.7 million for the year ended December 31, 2014.

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

Contractual Obligations Table

The following table summarizes our cash obligations as of December 31, 2016. We did not have any specific lot and/or land purchase obligations as of December 31, 2016.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Years 5 and Beyond
Debt obligations(1)	$85,948	$713	$85,235	$—	$—
Operating leases	3,625	770	1,589	1,266	—
Total	$89,573	$1,483	$86,824	$1,266	$—

(1)	Represents principal due on our LOC and notes payable.

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

Principles of Consolidation
As described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, BioFuel acquired JBGL on October 27, 2014. The accounting treatment of the Transaction is reflected as a “reverse recapitalization,” whereby JBGL is the surviving accounting entity for financial reporting purposes. Therefore, our historical results for periods prior to the Transaction are the same as JBGL's historical results.

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

Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the unsold homes in the community on a pro-rata basis. The life cycle of a community generally ranges from two to six years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. We recognize costs as incurred on our mechanics lien contracts.

Impairment of Real Estate Inventories
In accordance with the ASC Topic 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from five to nine months) in our communities, our growth over the past four years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2016, 2015 and 2014 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, we will further investigate these communities and evaluate them for impairment.

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

We did not note any indicators of impairment for any projects, and no impairment adjustments related to real estate inventories were recorded, for the years ended December 31, 2016, 2015 and 2014.

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

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, our land option agreements are considered variable interests. Our land option agreement deposits, along with any related pre-acquisition costs, generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE. As a result of the foregoing, we were not required to consolidate any VIE as of December 31, 2016 and December 31, 2015.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more-likely-than-not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. The Company recognizes interest and penalties related to uncertain tax positions in income tax provision on the consolidated statements of income. Accrued interest and penalties are included in the related tax liability account within accrued expenses on the consolidated balance sheets.

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

Related Party Transactions
See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2016, we had $75.0 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

The following table presents our debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2016 (amounts in thousands):

						Fair Value at December 31, 2016
	2017	2018	2019	2020 and thereafter	Total
Lines of Credit
Variable debt	$—	$—	$75,000	$—	$75,000	$75,000
Weighted average interest rate	—%	—%	3.4%	—%	—%	n/a

Notes payable
Fixed debt	$713	$10,235	$—	$—	$10,948	$10,948
Weighted average interest rate	2.0%	5.6%	—%	—%	—%	n/a

Based upon the amount of lines of credit as of December 31, 2016, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year, which may be capitalized pursuant to our interest capitalization policy.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting, except that we completed execution of our remediation plans and successfully remediated several material weaknesses in internal controls related to the following:

•
Management moved to an ERP self-host structure that involves hosting and managing the Company’s ERP software system and underlying infrastructure internally rather than obtaining that service from a third-party service organization. This allows management greater flexibility and control to design, implement, and test the information technology general controls over security access and change management.

•
Management designed and implemented processes and controls over the review and approval of manual journal entries to ensure that all manual journal entries are reviewed and approved and appropriately supported. Further, management reorganized the roles and responsibilities in the accounting and financial reporting processes which has improved controls over the journal entry review process.

•	Management designed and implemented processes and controls over the identification, evaluation, approval, and disclosure of related party transactions.

•
Management designed and implemented processes and controls over the review of period-end accruals and cut-off procedures and recording of inventory costs, cost of goods sold, and operating expenses. Further, management reorganized the roles and responsibilities in the accounting and financial reporting processes which has improved the processes and controls related to cut-off procedures.

•
Management designed and implemented processes and controls over the classification of transactions within the Company’s general ledger accounts and corresponding classification within the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Green Brick Partners, Inc.

We have audited Green Brick Partners, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Dallas, Texas
March 13, 2017

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Green Brick Partners, Inc. - Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets, December 31, 2016 and 2015	61
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	62
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014	63
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	64
Notes to Consolidated Financial Statements	66
(a)(2) Financial Statement Schedules. Financial statements schedules are omitted because they are not required or applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.	90

GREEN BRICK PARTNERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Green Brick Partners, Inc.

We have audited the accompanying consolidated balance sheet of Green Brick Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Dallas, Texas
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Green Brick Partners, Inc.

We have audited the accompanying consolidated balance sheet of Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Brick Partners, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 30, 2016 (except for the effects of the change in classification described in Note 2 - Change in Classification and the changes in presentation of segment information described in Note 2 - Segment Information and in Note 13, as to which the date is March 13, 2017)

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2016	2015
Assets
Cash and cash equivalents	$35,157	$21,207
Restricted cash	4,445	2,568
Accounts receivable	2,448	3,314
Inventory	410,297	344,132
Property and equipment, net	892	802
Earnest money deposits	18,143	17,845
Deferred income tax assets, net	67,598	80,663
Other assets, net	2,004	3,345
Total assets	$540,984	$473,876
Liabilities and stockholders’ equity
Accounts payable	$15,113	$13,530
Accrued expenses	14,290	5,719
Customer and builder deposits	14,088	6,938
Obligations related to land not owned under option agreements	10,060	18,176
Borrowings on lines of credit	75,000	47,500
Notes payable	10,948	10,158
Total liabilities	139,499	102,021
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 48,955,909 and 48,833,323 issued and outstanding as of December 31, 2016 and 2015, respectively	490	488
Additional paid-in capital	273,149	271,867
Retained earnings	110,933	87,177
Total Green Brick Partners, Inc. stockholders’ equity	384,572	359,532
Noncontrolling interests	16,913	12,323
Total stockholders’ equity	401,485	371,855
Total liabilities and stockholders’ equity	$540,984	$473,876

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Sale of residential units	$365,164	$254,267	$200,650
Sale of land and lots	15,164	36,878	45,452
Total revenues	380,328	291,145	246,102
Cost of residential units	283,454	201,768	153,799
Cost of land and lots	10,499	27,125	34,082
Total cost of sales	293,953	228,893	187,881
Total gross profit	86,375	62,252	58,221
Salary expense	(21,871)	(16,272)	(11,428)
Management fees expense – related party	—	—	(1,266)
Selling, general and administrative expense	(16,758)	(13,704)	(9,840)
Operating profit	47,746	32,276	35,687
Interest expense	—	(281)	(1,393)
Other income, net	2,808	2,721	1,915
Income before taxes	50,554	34,716	36,209
Income tax provision (benefit)	15,381	9,171	(24,853)
Net income	35,173	25,545	61,062
Less: net income attributable to noncontrolling interests	11,417	10,220	11,036
Net income attributable to Green Brick Partners, Inc.	$23,756	$15,325	$50,026

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.49	$0.38	$3.40
Diluted	$0.49	$0.38	$3.40
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,879	40,068	14,712
Diluted	48,886	40,099	14,712

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2013	11,108,500	$111	$155,985	$33,014	$189,110	$9,709	$198,819
Share-based compensation	—	—	40	—	40	—	40
Common stock issued in private and public offering	14,000,000	140	69,860	—	70,000	—	70,000
Issuance of common stock for reverse recapitalization	6,237,584	62	(124,259)	—	(124,197)	—	(124,197)
Contributions	—	—	—	—	—	787	787
Distributions	—	—	—	(13,121)	(13,121)	(11,793)	(24,914)
Net income	—	—	—	50,026	50,026	11,036	61,062
Balance as of December 31, 2014	31,346,084	$313	$101,626	$69,919	$171,858	$9,739	$181,597
Share-based compensation	—	—	383	—	383	—	383
Issuance of common stock under 2014 Equity Plan	42,342	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	91	—	91	—	91
Issuance of common stock in connection with secondary offering, net of issuance costs	17,444,897	175	169,767	—	169,942	—	169,942
Contributions	—	—	—	—	—	87	87
Distributions	—	—	—	—	—	(7,723)	(7,723)
Out-of-period adjustment	—	—	—	1,933	1,933	—	1,933
Net income	—	—	—	15,325	15,325	10,220	25,545
Balance as of December 31, 2015	48,833,323	$488	$271,867	$87,177	$359,532	$12,323	$371,855
Share-based compensation	—	—	361	—	361	—	361
Issuance of common stock under 2014 Equity Plan	122,586	2	647	—	649	—	649
Amortization of deferred share-based compensation	—	—	274	—	274	—	274
Contributions	—	—	—	—	—	2,928	2,928
Distributions	—	—	—	—	—	(9,755)	(9,755)
Net income	—	—	—	23,756	23,756	11,417	35,173
Balance as of December 31, 2016	48,955,909	$490	$273,149	$110,933	$384,572	$16,913	$401,485

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$35,173	$25,545	$61,062
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	286	865	291
Share-based compensation	1,284	474	40
Deferred income taxes, net	13,147	8,352	(25,338)
Changes in operating assets and liabilities
Increase in restricted cash	(1,877)	(2,242)	(327)
Decrease (increase) in accounts receivable	866	(2,566)	(303)
Increase in inventory	(74,281)	(58,728)	(38,026)
Increase in earnest money deposits	(298)	(11,169)	(3,384)
Decrease (increase) in other assets	1,341	(1,887)	(828)
Increase (decrease) in accounts payable	1,583	(21)	4,898
Increase (decrease) in accrued expenses	8,571	(3,465)	4,706
Increase (decrease) in customer and builder deposits	7,150	(2,814)	(1,022)
Net cash (used in) provided by operating activities	(7,055)	(47,656)	1,769
Cash flows from investing activities:
Proceeds from sale of investment in direct financing leases	—	2,768	5,581
Issuance of notes receivable	—	—	(1,600)
Repayments of notes receivable	—	—	9,156
Acquisition of property and equipment	(458)	(307)	(520)
Net cash (used in) provided by investing activities	(458)	2,461	12,617
Cash flows from financing activities:
Cash received as part of reverse recapitalization	—	—	31,916
Borrowings from lines of credit	63,000	86,000	19,000
Proceeds from notes payable	2,660	3,206	7,989
Repayments of lines of credit	(35,500)	(52,561)	(22,147)
Repayments of notes payable	(1,870)	(5,199)	(22,434)
Repayment of term loan facility	—	(150,000)	—
Proceeds from equity offering, net of issuance costs	—	169,942	—
Contributions from noncontrolling interests	2,928	87	787
Distributions to controlling interests	—	—	(13,121)
Distributions to noncontrolling interests	(9,755)	(7,723)	(11,793)
Net cash provided by (used in) financing activities	21,463	43,752	(9,803)
Net increase (decrease) in cash and cash equivalents	13,950	(1,443)	4,583
Cash and cash equivalents at beginning of year	21,207	22,650	18,067
Cash and cash equivalents at end of year	$35,157	$21,207	$22,650
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$2,764	$1,433
Cash paid for taxes	$1,503	$1,339	$636
Supplemental disclosure of noncash investing and financing activities:
Decrease (increase) in land not owned under option agreements	$6,921	$(8,935)	$(7,279)
Accrued debt issuance costs	$—	$52	$235
Out-of-period equity adjustment	$—	$1,933	$—

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

On June 10, 2014, the Company entered into a definitive transaction agreement with the owners of JBGL, which provided that we would acquire JBGL for $275.0 million, payable in cash and shares of our common stock (the “Transaction”). JBGL is a real estate operator involved in the purchase and development of land for residential use, construction lending and home building operations. The Transaction was completed on October 27, 2014 (the “Transaction Date”). Pursuant to the terms of the Transaction, we paid the $275.0 million purchase price with approximately $191.8 million in cash and the remainder in 11,108,500 shares of our common stock valued at approximately $7.49 per share.

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

Principles of Consolidation
The consolidated financial statements include the historic accounts of JBGL and are consolidated with Green Brick beginning October 27, 2014. All intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company directly or indirectly has an interest of more than 50 percent and/or is able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the consolidated financial statements as required under the provisions of FASB ASC 810, Consolidations. The Company has created subsidiaries for each significant community and or project in which it invests. We had seventy-eight subsidiaries as of December 31, 2016.

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

Restricted Cash
Restricted cash primarily relates to cash held in escrow to fund future development costs and refundable customer deposits held in escrow.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent amounts due from customers and third parties originating during the normal course of business. As of December 31, 2016 and 2015, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible.

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

Residential lots held for sale and lots held for development include the initial cost of acquiring the land as well as certain costs capitalized related to developing the land into individual residential lots including direct overhead, interest and real estate taxes.

Land, development and other project costs, including direct overhead, interest and property taxes incurred during development and home construction, are capitalized. Land development and other common costs that benefit an entire community are allocated to individual lots or homes based on relative sales value. The costs of lots are transferred to work in progress when home construction begins. Home construction costs and related carrying charges (principally interest and property taxes) are allocated to the cost of individual homes using the specific identification method.

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

	As of December 31,
	2016	2015
Completed home inventory and residential lots held for sale	$127,679	$85,342
Work in process	269,255	236,383
Undeveloped land	4,070	6,193
Land not owned under option agreements	9,293	16,214
Total Inventory	$410,297	$344,132

Impairment of Real Estate Inventory
In accordance with the ASC Topic 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segment, due largely to the relatively short construction periods of homes (generally ranging from five to nine months) in the communities, our growth over the past four years, and the favorable conditions of the housing market since 2011, we have not experienced any circumstances during the years ended December 31, 2016, 2015 and 2014 that are indicators of potential impairment within our builder operations segment. During each reporting period, community gross margins are reviewed by management. In the event that inventory in an individual community is moving at a slower than anticipated absorption pace or the average sales prices or margins within an individual community are trending downward and are anticipated to continue to trend downward over the life of the community, the Company will further investigate these communities and evaluate them for impairment.

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

For the years ended December 31, 2016, 2015 and 2014, the Company has not identified any indicators of impairment or changes in circumstances that may indicate that the carrying amount of an asset may be impaired.

Capitalization of Interest
The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	2016	2015	2014
Interest capitalized at beginning of year	$9,085	$3,713	$1,065
Interest incurred	3,218	9,625	4,146
Interest charged to cost of sales	(2,886)	(3,972)	(105)
Interest charged to interest expense	—	(281)	(1,393)
Interest capitalized at end of year	$9,417	$9,085	$3,713

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

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise its option, which reduces the Company’s financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option and acquisition of the property is probable. Such costs are reflected in earnest money deposits and are reclassified to inventory upon taking title to the land. The Company writes off deposits and pre-acquisition costs when it becomes probable that the Company will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. As of December 31, 2016, the Company had land option agreements with potential purchase payments through 2019.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur and, as such, the Company’s land option agreements are considered variable interests. The Company’s land options agreement deposits along with any related pre-acquisition costs represent the Company’s maximum exposure to the land seller if the Company elects not to purchase the optioned property. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE assessment is reviewed. However, the Company generally has little control or power to direct the activities that most significantly impact the VIE's economic performance due to the Company’s lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. In accordance with ASC 810, the Company performs ongoing reassessments of whether the Company is the primary beneficiary of a VIE. As a result of the foregoing, the Company was not required to consolidate any VIE as of December 31, 2016 and 2015.

Sales with Option to Repurchase
The Company sold land and then entered into land option contracts to repurchase the land from the buyers. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions. For accounting purposes in accordance with ASC 360-20-40-38, Property, Plant, and Equipment, these transactions are considered a financing rather than a sale. As a result, the Company recorded $9.3 million and

$16.2 million as of December 31, 2016 and 2015, respectively, to land not owned under option agreements with a corresponding increase to obligations related to land not owned under option agreements on the consolidated balance sheets.

Investment in Direct Financing Leases
Through December 31, 2014, the Company entered into a series of direct finance leases for a portfolio of model homes. The Company leased these model homes to the entity that it acquired the homes from. The lessee had the option to repurchase the model homes at a predetermined price. The direct financing leases bore interest at rates from 10% to 12%. The lease payments were recorded as interest income on direct financing leases in the consolidated statements of income. All direct financing leases were sold in 2015.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method. The estimated useful lives of assets range from three to ten years.

Customer and Builder Deposits
The Company typically requires customers to submit a deposit for home purchases and for builders to submit a deposit in connection with their construction loan agreements. The deposits serve as a guarantee to performance under home purchase and building contracts. Cash received as customer deposits, if held in escrow, are shown as restricted cash on the consolidated balance sheets.

Warranties
The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a ten year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, mechanical and plumbing systems. The Company accrues between $1,200 and $2,000 per home closed for future warranty claims, and evaluates the adequacy of the reserve annually. Warranty accruals are included within accrued expenses on the consolidated balance sheets.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Years End December 31,
	2016	2015	2014
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$23,756	$15,325	$50,026
Weighted-average number of shares outstanding —basic	48,879	40,068	14,712
Basic net income attributable to Green Brick Partners, Inc. per share	$0.49	$0.38	$3.40
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$23,756	$15,325	$50,026
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,879	40,068	14,712
Dilutive effect of stock options and restricted stock awards	7	30	—
Weighted-average number of shares outstanding —diluted	48,886	40,099	14,712
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.49	$0.38	$3.40

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years End December 31,
	2016	2015	2014
Antidilutive options to purchase common stock	144	62	129

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

We also serve as the general contractor for certain custom homes where the customers, and not our company, own the underlying land and improvements. We recognize revenue for these mechanics liens contracts on the percentage of completion method, where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. During the years ended December 31, 2016, 2015 and 2014, we recognized revenue of $12.5 million, $7.7 million and $6.9 million, respectively, and incurred costs of $11.1 million, $5.9 million and $4.4 million, respectively, associated with mechanic liens contracts, which is presented net in other income, net on the consolidated statements of income.

Cost Recognition
Lot acquisition, materials, direct costs, interest and indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct and indirect costs of developing residential lots are allocated evenly to all applicable lots. Capitalized costs of residential lots are charged to earnings when the related revenue is recognized. Non-capitalizable costs in connection with developed lots and completed homes and other selling and administrative costs are charged to earnings when incurred. We recognize costs as incurred on our mechanics lien contracts.

Advertising Expense
The Company expenses advertising as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2016, 2015 and 2014 totaled $0.7 million, $0.5 million and $0.4 million, respectively.

Debt Issuance Costs
Debt issuance costs of $0.8 million and $0.8 million as of December 31, 2016 and December 31, 2015, represent costs incurred related to the revolving and unsecured credit facilities, including amendments thereto, and are included as part of other assets, net on the consolidated balance sheets. These costs are amortized straight line through interest expense over the term of the related debt facility.

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

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of deferred tax assets. A valuation allowance is required to reduce the deferred tax asset when it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. The Company recognizes interest and penalties related to uncertain tax positions in income tax provision on the consolidated statements of income. Accrued interest and penalties are included in the related tax liability account within accrued expenses on the consolidated balance sheets.

As of December 31, 2016, we had deferred tax assets of $67.6 million, which was net of a valuation allowance in the amount of $1.1 million relating to state loss carryforwards. The deferred tax assets are primarily related to $40.8 million for federal net operating loss carryforwards and $22.9 million for basis in partnerships. For accounting purposes, a valuation allowance is required to reduce a deferred tax asset if it is determined that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on the Company’s ability to utilize the loss carryforward. Prior to the Transaction, BioFuel had recorded a valuation allowance against the full value of the deferred tax assets related to federal and state net operating losses due to a history of operating losses. The valuation allowance attributable to deferred tax assets other than the state loss carryforwards recorded by BioFuel prior to the Transaction Date was reversed through equity on the Transaction Date.

The net operating loss carryforwards will begin to expire beginning with the year ending December 31, 2029. The Company’s ability to utilize its net operating loss carryforwards will depend on the amount of taxable income that the Company generates in future periods. Based on our 2016, 2015, and 2014 taxable income results and forecast projections of taxable income, Company management expects that the Company should generate sufficient taxable income to utilize substantially all of the net operating loss carryforwards before they expire. The Company will continue to evaluate the appropriateness of a valuation allowance in future periods based on the consideration of all available evidence, including the generation of taxable income, using the more-likely-than-not standard.

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

As of December 31, 2016 and 2015 there were no assets or liabilities carried at fair value.

Noncontrolling Interests
We own 50% controlling interests in several builders. The financial statements of these builders are consolidated in our consolidated financial statements. The noncontrolling interests attributable to the 50% minority interests not owned by us are included as part of noncontrolling interests on the consolidated balance sheets.

Segment Information
In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identified its CODM as three key executives—the Chief Executive Officer, the Chief Financial Officer and the Head of Land Acquisition and Development. In determining the most appropriate reportable segments, the CODM considered similar economic and other characteristics, including geography, class of customers, product types and production processes. During the year ended December 31, 2015, the Company organized its operations into two reportable segments: builder operations and land development. The builder operations segment includes the Company's controlled builders results, which include building and selling single-family detached homes and townhomes that are designed and built to meet local customer preferences, and the sale of lots. Builder operations consisted of two operating segments: Texas and Georgia. The land development segment includes operations related to the acquisition and development of land which is sold to the Company’s controlled builders and third-party homebuilders.

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the year ended December 31, 2016, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses is included in the builder operations segment, within the “Corporate and other”, which accounts for 96.1%, 87.3% and 81.4% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either the builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Title’s results are included within the builder operations segment within the “Corporate and other” operating segment.

All prior year segment information has been restated to conform with the 2016 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of income or cash flows for the periods presented.

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

Change in Classification
Management determined that certain indirect project costs related to field superintendents salaries and benefits, and field expenses, such as field truck, phone and travel expenses, previously classified as salary expense and selling, general and administrative expense should be classified as cost of residential units for the years ended December 31, 2015 and 2014 to properly present cost of residential units, salary expense, and selling, general and administrative expense. We determined that the change in classification is not material to any prior period financial statements. Accordingly, we changed the classification of salary expense of $4.4 million and $3.4 million, and selling, general and administrative expense of $0.8 million and $0.6 million for the years ended December 31, 2015 and December 31, 2014, respectively, to cost of residential units. There was no impact to net income during the prior periods as a result of the change in classification.

Reclassifications
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported operating results or financial position.

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included in ASU 2014-09. ASU 2014-09 and the related amendments are effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective approach or the modified retrospective approach. The Company is still in the process of evaluating its contracts to determine the impact this standard will have on its revenue streams. The Company expects to adopt the new standard under the modified retrospective approach and complete its assessment process prior to the adoption of the standard on January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. This standard is effective for the Company beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

3. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the year ended December 31, 2016.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and related accumulated depreciation by major classification as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Office furniture and equipment	$333	$258
Leasehold improvements	166	595
Computers and equipment	836	108
Field trailers	10	10
Design center	470	470
	1,815	1,441
Less: accumulated depreciation	(923)	(639)
Total property and equipment, net	$892	$802

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 totaled $0.3 million, $0.3 million, and $0.2 million, respectively, and is included in selling general and administrative expense in our consolidated statements of income.

5. EARNEST MONEY DEPOSITS

Earnest money deposits act as security for option agreements for the purchase of land for the construction of homes in the future. As of December 31, 2016 and 2015, there were 954 and 1,084 lots under option, respectively, with a total exercise price of approximately $84.0 million and $79.3 million, respectively. The option agreements in place as of December 31, 2016 and 2015 provide for potential land purchase payments in each year through 2019.

If each option agreement in place as of December 31, 2016 was exercised, expected land purchase payments under these agreements would be as follows (in thousands):

Total
2017	$39,508
2018	33,444
2019	11,073
$84,025

6. DEBT

Lines of Credit
Lines of credit outstanding as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$15,000	$17,500
Unsecured revolving credit facility(2)	60,000	30,000
Total lines of credit	$75,000	$47,500

(1)
On July 30, 2015, the Company replaced its John’s Creek credit facility with a new revolving credit facility with Inwood, which provides for up to $50.0 million and is secured by land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The costs associated with the new revolving credit facility of $0.4 million were deferred and are included in other assets, net in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the new revolving credit facility using the straight line method. Amounts outstanding under the new revolving credit facility is secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries, including land owned in John’s Creek, Georgia, Allen, Texas, and Carrollton, Texas. The amounts outstanding under the new revolving credit facility are also guaranteed by certain of the Company's subsidiaries.

Before the amendment (as discussed below), the new revolving credit facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 60% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 50% of the borrowing base. Outstanding borrowings under the new revolving credit facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of December 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum.
On May 3, 2016, the Company amended the new revolving credit facility. The amended revolving credit facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended revolving credit facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets, net in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the loan using the straight line method.
Under the terms of the new revolving credit facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding new revolving credit facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the revolving credit facility as of December 31, 2016.

(2)
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the revolving credit facility up to a maximum aggregate amount of $75.0 million. Before the Second Amendment (as defined and discussed below), commitments under the Unsecured Revolving Credit Facility were available until the period ending December 14, 2018. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch initially committed to provide $25.0 million and $15.0 million, respectively.

The costs associated with the Unsecured Revolving Credit Facility of $0.5 million were deferred and are included in other assets, net in our consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the loan using the straight line method.
The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of December 31, 2016, the interest rate on outstanding borrowings under the Credit Facility was 3.3% per annum.
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
On August 31, 2016, the Company, entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. The First Amendment added Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. The costs associated with the First Amendment of $0.2 million were deferred and are included in other assets, net in the consolidated balance sheets.
On December 1, 2016, the Company, entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. The Second Amendment, among other things, extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment became effective upon the payment of an upfront fee of 0.15% of the aggregate amount of any extended commitments on December 15, 2016. Additionally, Citibank, N.A. increased its commitment under the Unsecured Revolving Credit Facility from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million. The costs associated with the Second Amendment of $0.1 million were deferred and are included in other assets, net in the consolidated balance sheets.
On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Revolving Credit Facility from $70.0 million to $85.0 million.
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of December 31, 2016.

Notes Payable
Notes payable outstanding as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Notes payable to unrelated third parties:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Lyons Equities, Inc. Trustee(2)	—	988
Wretched Land, LP(3)	713	—
Graham Mortgage Corporation(4)	1,235	—
Subordinated Lot Notes(5)	—	170
Total notes payable	$10,948	$10,158

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9 million maturing at December 13, 2017, bearing interest at 6.0% collateralized by land purchased in Allen, Texas. Accrued interest as of December 31, 2016 was $0. In December 2016, this note was extended through December 31, 2018.

(2)
On May 22, 2015, a subsidiary of JBGL signed a promissory note for $1.0 million maturing on May 22, 2016, bearing interest at 3.5% per annum collateralized by land located in Allen, Texas. The note was paid off during May 2016.

(3)
On August 19, 2016, a subsidiary of JBGL signed a promissory note for $1.4 million maturing on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen Texas. $0.7 million of this note was repaid during September 2016. In December 2016, this note was extended through March 1, 2017. The note was paid off on March 1, 2017.

(4)
On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Sunnyvale, Texas.

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

The approximate annual minimum principal payments over the next five years under the debt agreements as of December 31, 2016 are (in thousands):

	Line of Credit	Notes Payable	Total
2017	$—	$713	$713
2018	—	10,235	10,235
2019	75,000	—	75,000
2020	—	—	—
2021 and thereafter	—	—	—
	$75,000	$10,948	$85,948

7. SHARE-BASED COMPENSATION

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

In general, the Company’s employees or those reasonably expected to become the Company's employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. After the consummation of the Transaction and the effectiveness of the 2014 Equity Plan, the Company has three executive officers, six non-employee directors and approximately 220 other employees (including employees of our controlled builders) who are eligible to receive awards under the 2014 Equity Plan. A written agreement between the Company and each participant will evidence the terms of each award granted under the 2014 Equity Plan.

The shares that may be issued pursuant to awards are shares of the Company’s common stock and the maximum aggregate amount of common stock which may be issued upon exercise of all awards under the 2014 Equity Plan, including incentive stock options, may not exceed 2,350,956 shares, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2,000,000. As of December 31, 2016, 2,186,028 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the year ended December 31, 2016, the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Named Executive Officers (“NEOs”) and non-employee Board of Directors (“BODs”). The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The Company's non-employee BODs elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. The RSAs granted to the non-employee

BODs will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company's 2017 Annual Meeting of Stockholders. The fair value of the RSAs granted to the NEOs and non-employee BODs were recorded as share-based compensation expense on the grant date and over the vesting period, respectively.

A summary of share-based awards activity during the year ended December 31, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2015	23	$8.73
Granted	123	$7.60
Vested	(108)	$7.87
Forfeited	—	$—
Nonvested, December 31, 2016	38	$7.51

Stock Options
Stock options granted to date, were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2016, generally vest and become exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, and expire 10 years after the date on which they were granted. Compensation expense related to these options is expensed on a straight line basis over the five year service period. All of the stock options outstanding as of December 31, 2016 are vested or expected to vest. There were no stock options issued during the years ended December 31, 2016 and December 31, 2015.

A summary of stock option activity during the year ended December 31, 2016 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2015	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2016	500	$7.49	7.73	$—
Options exercisable, December 31, 2016	200	$7.49	7.73	$—

A summary of our unvested stock options during the year ended December 31, 2016 is as follows (shares in thousands):

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2015	400	$2.88
Granted	—	$—
Vested	(100)	$2.88
Forfeited	—	$—
Unvested, December 31, 2016	300	$2.88

Valuation of Share-Based Awards
We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2014	1.94%	6.5	37.2%	—%	$—

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

Share-Based Compensation Expense
Share-based compensation expense was approximately $1.3 million, $0.5 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014 respectively. As of December 31, 2016, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.1 million which is expected to be recognized over a weighted-average period of 0.4 years. As of December 31, 2016, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.8 million which is expected to be recognized over a weighted-average period of 2.8 years.

8. EMPLOYEE BENEFITS

Prior to 2015, we had a qualifying 401(k) defined contribution plan that covered employees at one of our subsidiaries, The Providence Group LLC (“TPG”). During the year ended December 31, 2015, we extended the qualifying 401(k) defined contribution plan to all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees' contributions. The Company did not contribute any matching contributions to the 401(k) plan during the years ended December 31, 2016, 2015 and 2014.

9. RELATED PARTY TRANSACTIONS

During 2016, 2015 and 2014, the Company had related party transactions through the normal course of business. These transactions include the following:

Through November 2014, the Company leased its Dallas, Texas headquarters on a month-to-month basis from family members of the Company's Chief Executive Officer. The Company terminated this lease during the fourth quarter of 2014. During 2014, the Company paid rent of $13,913 under this agreement which is included in selling, general and administrative expense in the consolidated statements of income.

Through the Transaction Date, the Company paid a quarterly management fee to an executive calculated at .375% of cumulative capital contributions of certain members of Builder Finance at the end of each quarter. During 2014, the Company incurred $1.3 million of expenses from this arrangement which are included as management fees in the consolidated statements of income.

On October 27, 2014, in connection with the Transaction, the Company entered into a Loan Agreement, a guaranty and a pledge and security agreement with certain funds and accounts managed by Greenlight, our largest shareholder. Greenlight beneficially owns approximately 49.3% of the voting power of the Company. The Loan Agreement provides for a five year term loan facility in an aggregate principal amount of $150.0 million which funded part of the Transaction. Certain subsidiaries of the Company guarantee obligations under the Term Loan Facility pursuant to the guaranty. The Term Loan Facility bore interest at 9.0% per annum, payable quarterly, from October 27, 2014 through the first anniversary thereof and 10.0% per annum thereafter. On July 1, 2015 we used approximately $154.9 million of the net proceeds from the Equity Offering to repay all of the outstanding principal, interest and a prepayment premium under the Term Loan Facility. See Note 1 for further discussion of this repayment.

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living's operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living's operations are included within our consolidated financial statements for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. The noncontrolling interest attributable to Centre Living was $0.3 million and 0.3 million as of December 31, 2016 and December 31, 2015, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company's employee discount policy, the contract price is construction costs plus a 13% premium. As of December 31, 2016, the Company has incurred $0.2 million in costs to construct the home. As of December 31, 2016, the Company had $0.1 million in accounts receivables due from Trevor Brickman related to the construction of the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the Company purchased $0.3 million in lots during the year ended December 31, 2016 and has another $1.0 million in lots that it expects to purchase prior to September 2017.

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

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Academy LLC. Contributions and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $11.8 million, of which $9.4 million will be contributed by the Company. The total contributions paid in 2016 was $11.2 million, of which $9.0 million was paid by the Company. The Company has 80% ownership in Green Brick Academy, LLC and has consolidated the entity.

During March 2016, the Company purchased undeveloped land for an eventual 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Suwanee Station LLC. Contributions and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million, of which $1.0 million will be contributed by the Company. The total contributions paid in 2016 was $1.8 million, of which $0.9 million was paid by the Company. The Company holds two of the three board seats and is able to exercise control over the operations of GRBK Suwanee Station LLC, and therefore has consolidated the entity. GRBK Suwanee Station LLC had $0.4 million in revenues during the year ended December 31, 2016.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40-unit townhome community, Dunwoody Towneship. No deposits were paid by the Company related to these lots. The total paid for the lots in 2016 was $1.8 million. The total that would be expected to be paid for the remaining lots would be $1.8 million during 2017 and $1.7 million during 2018.

10. INCOME TAXES

Provision for Income Taxes
The components of income before income taxes attributable to our operations are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$158	$—	$—
State	2,076	819	485
Total current	2,234	819	485
Deferred
Federal	13,146	8,412	(23,308)
State	1	(60)	(2,030)
Total deferred	13,147	8,352	(25,338)
Total income tax provision (benefit)	$15,381	$9,171	$(24,853)

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Accrued bonuses	$1,120	$39
Accrued payroll	101	49
Stock-based compensation	291	125
Federal net operating loss carryover	40,800	55,622
State net operating loss carryover	1,147	1,161
Basis in partnerships	22,922	24,773
Warranty accrual	444	166
Inventory (Section 263A)	945	—
Accrued job costs	503	—
Reserve to complete	345	—
Alternative minimum tax credit carryover	158	—
Other	126	40
	68,902	81,975
Valuation allowance	(1,147)	(1,161)
Deferred tax assets, net	$67,755	$80,814

Deferred tax liabilities:
Prepaid insurance	$(43)	$(34)
Noncontrolling interests impact of M-1s	—	(117)
Other	(114)	—
Deferred tax liabilities, net	$(157)	$(151)

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

As of December 31, 2016, the federal net operating loss carryforward was approximately $116.6 million, which will begin to expire beginning with the year ending December 31, 2029. The U.S. federal statute of limitations remains open for our 2013 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2008 and forward, income tax returns going back to the 2008 year are subject to adjustment. The Colorado and Minnesota statute of limitations remains open for our 2012 and subsequent tax years. The Nebraska statute of limitations remains open for our 2013 and subsequent tax years. Additionally, JBGL's partnerships filed returns in Texas and Georgia. The Georgia statute of limitations remains open for the 2013 and subsequent tax years. Any Georgia adjustments relating to returns filed by the partnerships would be borne by the partners. The Texas statute of limitations remains open for the 2012 and subsequent tax years.

The Company is not presently under examination by the Internal Revenue Service, nor has it been contacted.

Effective Tax rate Reconciliation
A reconciliation between our effective tax rate on income before income tax provision (benefit) and the U.S. federal statutory rate is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax on pre-tax book income (before reduction for noncontrolling interests)	$17,693	$12,151	$12,673
Pre-Transaction earnings taxed to partners	—	—	(10,634)
Tax effect of non-controlled earnings post Transaction	(3,996)	(3,577)	(644)
Change in partnership tax status	—	—	(25,244)
Change in partnership tax status - state benefit	—	—	(1,320)
State tax expense, net	1,153	533	315
Deferred other	—	(36)	—
Other	531	100	1
Total tax expense	$15,381	$9,171	$(24,853)
	30.4%	26.4%	(68.6)%

Net Operating Losses and Valuation Allowances
As of December 31, 2016, we have $116.6 million of federal net operating loss carryforwards that will expire beginning with the year ending in December 31, 2029. Our ability to utilize our net operating loss carryforwards depends on the amount of taxable income we generate in future periods. Based on our 2016, 2015 and 2014 taxable income results and projections of taxable income, management expects that the Company will generate sufficient taxable income to utilize substantially all of the federal net operating loss carryforwards before they expire. We also have approximately $21.3 million of state net operating loss carryforwards that have varying dates of expiration. We believe it is more-likely-than-not that the state loss carryforwards will expire prior to their utilization. As a result, a $21.3 million valuation allowance is recorded against the state loss carryforwards in full. The assessment of the need for a valuation allowance considered all available positive and negative information and available tax planning.

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

The rollforward of valuation allowances is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015
Valuation allowance at beginning of the year	$1,161	$1,161
Expiration to state net operating losses	(14)	—
Valuation allowance at end of the year	$1,147	$1,161

Uncertain Tax Positions
The company establishes reserves for uncertain tax positions that reflect its best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the beginning and ending amount of total uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2015	$—
Increase related to Georgia state income tax	249
Balance as of December 31, 2016	$249

The interest and penalties expense reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was nil, $0 and $0 respectively. The corresponding liabilities in accrued expenses on the consolidated balance sheets was nil and $0 as of December 31, 2016 and 2015, respectively.

11. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, accounts receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short term nature. Level 2 financial instruments include: borrowings on lines of credit and notes payable. All other instruments are deemed to be level 3.

Due to the short-term nature, the carrying amounts of notes payable and borrowings on lines of credit approximates fair value. Furthermore, borrowings on lines of credit include floating interest rate terms. The fair value of obligations related to land not owned under option agreements is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis.

The Company estimates that due to the short term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2016 and 2015.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, inventory and long lived assets are level 3 nonfinancial instruments. During the years ended December 31, 2016 and December 31, 2015, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

12. COMMITMENTS AND CONTINGENCIES

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, for 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014
Beginning balance	$474	$460	$328
Additions	1,399	667	388
Charges	(663)	(653)	(256)
Ending balance	$1,210	$474	$460

Commitments
Prior to 2015, the Company had a month to month lease with a related party (See Note 9). The Company also has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases totaled $0.7 million, $0.6 million, and $0.5 million in 2016, 2015 and 2014, respectively and are included in the selling, general and administrative expense in the consolidated statements of income.

The approximate annual minimum lease payments over the next five years under the operating leases as of December 31, 2016 are (in thousands):

2017	$770
2018	786
2019	803
2020	808
2021 and thereafter	458
$3,625

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. We believe that the disposition of legal claims and related contingencies will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

13. SEGMENT INFORMATION

Financial information relating to Company’s reportable segments was as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Our segments generally follow the same accounting policies used for our consolidated financial statements as described in Note 2. Evaluation of segment performance is primarily based on a combination of revenues, gross profit, income before taxes and inventory.

	Years End December 31,
(in thousands)	2016	2015	2014
Revenues:(1)(2)
Builder Operations
Texas	$201,473	$121,979	$83,625
Georgia	163,942	132,288	116,692
Corporate and Other(3)	—	—	—
Land Development	14,913	36,878	45,785
	$380,328	$291,145	$246,102
Gross profit:(1)(4)
Builder Operations
Texas	$50,320	$29,992	$19,383
Georgia	37,114	31,733	32,950
Corporate and Other(3)	(5,659)	(9,108)	(3,989)
Land Development	4,600	9,635	9,877
	$86,375	$62,252	$58,221
Income before taxes(4)
Builder Operations
Texas	$34,939	$19,945	$10,889
Georgia	24,639	21,744	24,688
Corporate and Other(3)	(12,635)	(12,091)	(632)
Land Development	3,611	5,118	1,264
	$50,554	$34,716	$36,209
Inventory:
Builder Operations
Texas	$76,878	$61,403	$42,665
Georgia	90,859	86,707	55,747
Corporate and Other(3)	9,834	7,869	2,631
Land Development	232,726	188,153	174,098
	$410,297	$344,132	$275,141

(1)
The Builder Operations segment revenues is not equal to the sale of residential units included in the consolidated statements of income. The difference is due to sale of land and lots operations related to controlled builders which are reported within the Builder Operations segment versus Land Development. The Land Development segment includes sale of land and lots operations related to the acquisition and development of land which is sold to the Company’s controlled builders and third-party homebuilders. Therefore, the gross profit on the sale of land and lots related to controlled builders is reported within the Builder Operations segment.

(2)
Due to the change in our segments, as discussed in Note 2, we moved (i) $0.3 million in revenues from our Builder Operations segment to our Land Development segment during the year ended December 31, 2014, (ii) $0.1 million and $1.5 million in gross profit from our Land Development segment to our Builder Operations segment during the years ended December 31, 2015 and 2014, respectively, and (iii) $63.4 million and $73.9 million in inventory from our Builder Operations segment to our Land Development segment during the years ended December 31, 2015 and 2014, respectively.

(3)
Corporate and Other is comprised principally of general corporate expenses associated with administrative functions such as finance, treasury, information technology and human resources, and results from Title.

(4)
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the years ended December 31, 2015 and December 31, 2014 to properly present cost of residential units, salary expense, and selling, general and administrative expense. Therefore, amounts presented differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 2 for further discussion on this change in classification.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly results of operations for the years ended December 31, 2016 and December 31, 2015 are as follows (in thousands, except per share amounts):

Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$69,958	$98,936	$91,670	$119,764
Gross profit(1)	14,414	22,116	20,644	29,201
Net income attributable to Green Brick Partners, Inc.	3,094	6,743	6,243	7,676
Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.06	$0.14	$0.13	$0.16
Diluted	$0.06	$0.14	$0.13	$0.16
Year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$58,452	$71,987	$75,198	$85,508
Gross profit(1)	15,039	15,922	14,387	16,904
Net income attributable to Green Brick Partners, Inc.	4,018	3,788	2,826	4,693
Net income attributable to Green Brick Partners, Inc. per common share:(2)
Basic	$0.13	$0.12	$0.06	$0.10
Diluted	$0.13	$0.12	$0.06	$0.10

(1)
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the years ended December 31, 2015 and December 31, 2014 to properly present cost of residential units, salary expense, and selling, general and administrative expense. Therefore, the amounts presented differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the first, second and third quarters of 2016. See Note 2 for further discussion on this change in classification.

(2)
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

10.31†	2014 Omnibus Equity Incentive Plan Stock Bonus Award Agreement, dated as of November 9, 2015, by and between the Company and Jed Dolson.
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

10.43†*	2014 Omnibus Equity Incentive Plan Stock Bonus Award Agreement, dated as of November 10, 2016, by and between the Company and Jed Dolson.
10.44
First Amendment to Loan Agreement, dated as of May 3, 2016, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC, GRBK Frisco LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2016).

10.45	First Modification of Promissory Note, dated as of May 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 9, 2016).

Number	Description
10.46	Guaranty Agreement, dated as of May 3, 2016, by GRBK Frisco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 9, 2016).
10.47
Deed of Trust and Security Agreement, dated as of May 3, 2016, by GRBK Frisco LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 9, 2016).

10.48
First Amendment to Credit Agreement, dated as of August 31, 2016, by and among Green Brick Partners, Inc., Flagstar Bank, FSB, the lenders named therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.49
Amendment No. 2 to the Credit Agreement, dated as of December 1, 2016, by and among Green Brick Partners, Inc., the lenders named therein, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
23.2*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-K
†    Management Contract or Compensatory Plan

#	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2017.

Green Brick Partners, Inc.

/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Richard A. Costello

/s/ Elizabeth K. Blake	Director	March 13, 2017
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 13, 2017
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 13, 2017
David Einhorn

/s/ John R. Farris	Director	March 13, 2017
John R. Farris

/s/ Kathleen Olsen	Director	March 13, 2017
Kathleen Olsen

/s/ Richard S. Press	Director	March 13, 2017
Richard S. Press