Form 10-Q
period 2017-03-31
Green Brick Partners, Inc.
filed 2017-05-08
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of May 2, 2017 was 49,069,522.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$32,332	$35,157
Restricted cash	5,500	4,445
Accounts receivable	2,868	2,448
Inventory	406,199	410,297
Property and equipment, net	805	892
Earnest money deposits	18,767	18,143
Deferred income tax assets, net	64,251	67,598
Other assets, net	2,743	2,004
Total assets	$533,465	$540,984
Liabilities and stockholders' equity
Accounts payable	$13,109	$15,113
Accrued expenses	14,923	14,290
Customer and builder deposits	17,067	14,088
Obligations related to land not owned under option agreements	9,114	10,060
Borrowings on lines of credit	62,500	75,000
Notes payable	10,223	10,948
Total liabilities	126,936	139,499
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 49,069,522 and 48,955,909 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	491	490
Additional paid-in capital	274,475	273,149
Retained earnings	117,130	110,933
Total Green Brick Partners, Inc. stockholders’ equity	392,096	384,572
Noncontrolling interests	14,433	16,913
Total stockholders’ equity	406,529	401,485
Total liabilities and stockholders’ equity	$533,465	$540,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Sale of residential units	$93,397	$66,628
Sale of land and lots	5,940	3,330
Total revenues	99,337	69,958
Cost of residential units	73,761	53,204
Cost of land and lots	4,290	2,340
Total cost of sales	78,051	55,544
Total gross profit	21,286	14,414
Salary expense	(5,435)	(5,093)
Selling, general and administrative expense	(4,278)	(3,894)
Operating profit	11,573	5,427
Other income, net	542	516
Income before provision for income taxes	12,115	5,943
Income tax provision	3,889	1,453
Net income	8,226	4,490
Less: net income attributable to noncontrolling interests	2,029	1,396
Net income attributable to Green Brick Partners, Inc.	$6,197	$3,094

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,958	48,814
Diluted	49,017	48,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,226	$4,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	88	56
Share-based compensation	1,912	245
Deferred income taxes, net	3,347	1,429
Changes in operating assets and liabilities
Increase in accounts receivable	(420)	(812)
Decrease (increase) in inventory	3,152	(32,499)
(Increase) decrease in earnest money deposits	(624)	2,993
(Increase) decrease in other assets	(739)	718
(Decrease) increase in accounts payable	(2,004)	3,285
Increase in accrued expenses	633	1,522
Increase in customer and builder deposits	2,979	2,133
Net cash provided by (used in) operating activities	16,550	(16,440)
Cash flows from investing activities
Acquisition of property and equipment	—	(7)
Net cash used in investing activities	—	(7)
Cash flows from financing activities
Borrowings from lines of credit	5,000	30,000
Repayments of lines of credit	(17,500)	(10,000)
Repayments of notes payable	(725)	(170)
Withholdings of taxes from vesting of restricted stock awards	(586)	—
Contributions from noncontrolling interests	88	2,228
Distributions to noncontrolling interests	(4,597)	(1,500)
Net cash (used in) provided by financing activities	(18,320)	20,558
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,770)	4,111
Cash, cash equivalents and restricted cash at beginning of period	39,602	21,301
Cash, cash equivalents and restricted cash at end of period	$37,832	$25,412
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for taxes	$36	$160
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$857	$1,032

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

Condensed Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2017. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future periods.

All intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company directly or indirectly has an interest of more than 50 percent and/or is able to exercise control over the operations have been fully consolidated and noncontrolling interests are stated separately in the condensed consolidated financial statements as required under the provisions of ASC 810, Consolidations.

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

Segment Information
Prior to the fourth quarter of 2016, the Company’s operations were organized into two reportable segments: builder operations and land development. Builder operations consisted of two operating segments: Texas and Georgia. In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, geography, including product types, production processes, average selling prices, gross profits, suppliers, land acquisition results, and underlying demand and supply.

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

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the three months ended March 31, 2017, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses are included in the builder operations segment, within the “Corporate and other”, which accounts for 94.0% and 95.2% of total revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either the builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Title’s results are included within the builder operations segment within the “Corporate and other” operating segment.

All prior period segment information has been restated to conform with the 2017 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of income or cash flows for the periods presented.

Change in Classification
During the fourth quarter ended December 31, 2016, management determined that certain indirect project costs related to field superintendents salaries and benefits, and field expenses, such as field truck, phone and travel expenses, previously classified as salary expense and selling, general and administrative expense should be classified as cost of residential units for periods prior to the fourth quarter ended December 31, 2016, to properly present cost of residential units, salary expense, and selling, general and administrative expense. We determined that the change in classification is not material to any prior period financial statements. Accordingly, we changed the classification of salary expense of $1.1 million, and selling, general and administrative expense of $0.2 million for the three months ended March 31, 2016, respectively, to cost of residential units. There was no impact to net income during the prior period as a result of the change in classification.

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

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative. The standard amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard was effective for the Company beginning on January 1, 2017. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. This standard was effective for the Company beginning on January 1, 2017. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash receipts and cash payments. This standard is effective for the Company beginning on January 1, 2018. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. This standard is effective for the Company beginning January 1, 2018, and is to be applied using a retrospective transition method. The Company elected to early adopt this standard for the reporting period ended March 31, 2017, and the standard was applied retrospectively for all periods presented. As a result of the adoption of this standard, the Company no longer presents the change within restricted cash in the operating activities section of the condensed consolidated statement of cash flows.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$6,197	$3,094
Weighted-average number of shares outstanding —basic	48,958	48,814
Basic net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.06
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$6,197	$3,094
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	48,958	48,814
Dilutive effect of stock options and restricted stock awards	59	—
Weighted-average number of shares outstanding —diluted	49,017	48,814
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.13	$0.06

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2017	2016
Antidilutive options to purchase common stock and restricted stock awards	—	296

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

A summary of inventory is as follows (in thousands):

	March 31, 2017	December 31, 2016
Completed home inventory and residential lots held for sale	$125,551	$127,679
Work in process	270,474	269,255
Undeveloped land	1,738	4,070
Land not owned under option agreements	8,436	9,293
Total Inventory	$406,199	$410,297

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our condensed consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest capitalized at beginning of period	$9,417	$9,085
Interest incurred	893	708
Interest charged to cost of sales	(875)	(1,002)
Interest charged to interest expense	—	—
Interest capitalized at end of period	$9,435	$8,791

4. DEBT

Lines of Credit
Lines of credit outstanding as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$12,500	$15,000
Unsecured revolving credit facility(2)	50,000	60,000
Total lines of credit	$62,500	$75,000

(1)
On July 30, 2015, the Company entered into a revolving credit facility (“Credit Facility”) with Inwood, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum.

On May 3, 2016, the Company amended the Credit Facility. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended Credit Facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets, net in our condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight line method.
Under the terms of the amended Credit Facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Credit Facility as of March 31, 2017.

(2)
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (“Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Before the Second Amendment (as defined and discussed below), commitments under the Unsecured Revolving Credit Facility are available until the period ending December 14, 2018. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of March 31, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.5% per annum.
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
On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Revolving Credit Facility from $70.0 million to $85.0 million. The costs associated with this increase in commitment of $0.1 million were deferred and are included in other assets, net in the consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of March 31, 2017.

Notes Payable
Notes payable outstanding as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Wretched Land, LP(2)	—	713
Graham Mortgage Corporation(3)	1,223	1,235
Total notes payable	$10,223	$10,948

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest as of March 31, 2017 was $0. In December 2016, this note was extended through December 31, 2018.

(2)
On August 19, 2016, a subsidiary of JBGL signed a promissory note for $1.4 million maturing on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen, Texas. $0.7 million of this note was repaid during September 2016. In December 2016, this note was extended through March 1, 2017. The note was paid off on March 1, 2017.

(3)
On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Sunnyvale, Texas.

5. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	48,955,909	$490	$273,149	$110,933	$384,572	$16,913	$401,485
Share-based compensation	—	—	71	—	71	—	71
Issuance of common stock under 2014 Equity Plan	176,670	2	1,768	—	1,770	—	1,770
Amortization of deferred share-based compensation	—	—	72	—	72	—	72
Withholdings from vesting of restricted stock awards	(63,057)	(1)	(585)	—	(586)	—	(586)
Contributions	—	—	—	—	—	88	88
Distributions	—	—	—	—	—	(4,597)	(4,597)
Net income	—	—	—	6,197	6,197	2,029	8,226
Balance as of March 31, 2017	49,069,522	$491	$274,475	$117,130	$392,096	$14,433	$406,529

6. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Share-Based Award Activity
During the three months ended March 31, 2017, the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Named Executive Officers. The RSAs were 100% vested and non-forfeitable on the grant date. The fair value of the RSAs were recorded as share-based compensation expense on the grant date. The Company withheld 63,057 shares of common stock, at a total cost of $0.6 million, from Named Executive Officers to satisfy statutory minimum tax requirements in respect of the RSAs.

A summary of restricted stock awards activity during the three months ended March 31, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2016	38	$7.51
Granted	177	$10.02
Vested	(177)	$10.02
Forfeited	—	$—
Nonvested, March 31, 2017	38	$7.51

A summary of stock option activity during the three months ended March 31, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2016	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2017	500	$7.49	7.57	$1,230
Options exercisable, March 31, 2017	200	$7.49	7.57	$492

A summary of our unvested stock options during the three months ended March 31, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2016	300	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, March 31, 2017	300	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the three months ended March 31, 2017 and March 31, 2016.

Share-Based Compensation Expense
Share-based compensation expense was $1.9 million and $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards and stock options, net of forfeitures, was nil which is expected to be recognized over a weighted-average period of 0.2 years. As of March 31, 2017, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.7 million which is expected to be recognized over a weighted-average period of 2.6 years.

8. INCOME TAXES

We recorded an income tax provision of $3.9 million and $1.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was 32.1% and 24.4%, respectively. The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes. The increase in the effective tax rate for the three months ended March 31, 2017 is due to there being higher discrete tax benefit items and the change in the ratio of non-controlled earnings relative to pre-tax book income.

9. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, the Company had related party transactions through the normal course of business. These transactions include the following:

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living’s operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $0.2 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company's employee discount policy, the contract price results in a 13% margin. As of March 31, 2017, the Company has incurred $0.4 million in costs to construct the home. As of March 31, 2017, the Company had $40,569 in accounts receivables due from Trevor Brickman related to the construction of the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of The Providence Group of Georgia L.L.C. (“TPG”), one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the Company purchased $0.3 million in lots during 2016, $0.5 million during the three months ended March 31, 2017, and has another $0.5 million in lots that it expects to purchase prior to September 2017. The Company has purchased 16 lots as of March 31, 2017.

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

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Academy LLC. Contributions and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $11.8 million, of which $9.4 million will be contributed by the Company. The total contributions paid in 2016 was $11.2 million, of which $9.0 million was paid by the Company. The total contributions paid during the three months ended March 31, 2017 was $0.5 million, of which $0.4 million was paid by the Company. The Company has 80% ownership in GRBK Academy, LLC and has consolidated the entity.

During March 2016, the Company purchased undeveloped land for an eventual 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Suwanee Station LLC. Contributions and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million, of which $1.0 million will be contributed by the Company. The total contributions paid in 2016 was $1.8 million, of which $0.9 million was paid by the Company. There were no contributions paid during the three months ended March 31, 2017. The Company holds two of the three board seats and is able to exercise control over the operations of GRBK Suwanee Station LLC, and therefore has consolidated the entity.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40-unit townhome community, Dunwoody Towneship. No deposits were paid by the Company related to these lots. The total paid for the lots during the three months ended March 31, 2017 and in all of 2016 was $0.8 million and $1.8 million, respectively. The total that would be expected to be paid for the remaining lots would be $1.0 million during 2017 and $1.7 million during 2018.

In February 2017, Richard A. Costello paid a $110,000 deposit to Centre Living Homes, LLC on a townhome he expects to purchase for a value of approximately $525,000. In accordance with the Company's employee discount policy, the contract price results in a 13% margin.

In February 2017, Jed Dolson paid a $110,000 deposit to Centre Living Homes, LLC on a townhome he expects to purchase for a value of approximately $475,000. In accordance with the Company's employee discount policy, the contract price results in a 13% margin.

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

The Company estimates that due to the short term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date that the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of March 31, 2017 and December 31, 2016.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, inventory and long lived assets are level 3 nonfinancial instruments. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

Warranty activity, included in accrued expenses in our condensed consolidated balance sheets consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,210	$474
Additions	312	194
Charges	(191)	(154)
Ending balance	$1,331	$514

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenues:
Builder Operations
Texas	$50,670	$33,581
Georgia	42,727	33,047
Corporate and Other	—	—
Land Development	5,940	3,330
	$99,337	$69,958
Gross profit:
Builder Operations
Texas	$12,310	$8,588
Georgia	9,348	7,152
Corporate and Other	(2,200)	(2,275)
Land Development	1,828	949
	$21,286	$14,414
Income before taxes
Builder Operations
Texas	$8,375	$5,279
Georgia	6,102	4,340
Corporate and Other	(3,867)	(4,502)
Land Development	1,505	826
	$12,115	$5,943

	March 31, 2017	December 31, 2016
Inventory:
Builder Operations
Texas	$76,935	$76,878
Georgia	102,293	90,859
Corporate and Other	11,088	9,834
Land Development	215,883	232,726
	$406,199	$410,297

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to the timing and size of share repurchases, acquisitions, joint ventures and other strategic actions;

•	our debt and related service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•	other risks and uncertainties inherent in our business including those described Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control over 4,900 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the three months ended March 31, 2017 and 2016.

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

Overview and Outlook
The following are our key operating metrics for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016: home deliveries increased by 40.4%, home sales revenue increased by 40.2%, average selling prices decreased slightly, backlog units increased by 6.4%, backlog units value increased by 12.4%, average sales price of homes in backlog increased by 5.6%, and net new home orders increased by 19.6%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From January 2016 to January 2017 homes in the Dallas and Atlanta markets appreciated by 8.2% and 5.9%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, March 2017). During the three months ended March 31, 2017, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked second in both the rate of job growth and the number of jobs added from February 2016 to February 2017 (Source: US Bureau of Labor Statistics, February 2017). The Atlanta metropolitan area has recorded employment gains of 75,000 or more since January 2016 (Source: US Bureau of Labor Statistics, February 2017). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended March 31, 2017, our land development segment revenue increased $2.6 million, or 78.4%, to $5.9 million for the three months ended March 31, 2017, from $3.3 million for the three months ended March 31, 2016. The increase was comprised of $2.3 million due to a 67.9% increase in finished inventory of lots delivered of 47 for the three months ended March 31, 2017, from 28 for the three months ended March 31, 2016, and an increase of $0.3 million related to an increase in the average sales price per lot of $126,386 per lot for the three months ended March 31, 2017 from $118,944 per lot for the three months ended March 31, 2016. The increase in finished inventory lots delivered is a result of an increase in third party lot sales driven by a decrease in intercompany lot sales to our controlled builders where revenue is not recognized until the home closes.

Builder Operations
During the three months ended March 31, 2017, our builder operations segment delivered 226 homes, with an average sales price of $413,261, compared to 161 homes, with an average sales price of $413,839, during the same period in 2016. During the three months ended March 31, 2017, our builder operations segment generated approximately $93.4 million in revenue compared to $66.6 million during the same period in 2016. For the three months ended March 31, 2017, net new home orders totaled 287, a 19.6% increase from the same period in 2016.

As of March 31, 2017, our builder operations segment had a backlog of 298 sold but unclosed homes, a 6.4% increase from the same period in 2016, with a total value of approximately $145.2 million, an increase of $16.0 million, or 12.4%, from March 31, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

Salary Expense
Salary expense represents salaries, benefits and share-based compensation, and are recorded in the period incurred.

Selling, General and Administrative Expense
Selling, general and administrative expense represents property taxes, depreciation, amortization, advertising and marketing, rent and lease expenses, and other administrative items, and are recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that is not capitalized and amortization of related debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. All interest costs were capitalized during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Sale of residential units	$93,397	$66,628
Sale of land and lots	5,940	3,330
Total revenues	99,337	69,958
Cost of residential units	73,761	53,204
Cost of land and lots	4,290	2,340
Total cost of sales	78,051	55,544
Total gross profit	21,286	14,414
Salary expense	(5,435)	(5,093)
Selling, general and administrative expense	(4,278)	(3,894)
Operating profit	11,573	5,427
Other income, net	542	516
Income before provision for income taxes	12,115	5,943
Income tax provision	3,889	1,453
Net income	8,226	4,490
Less: net income attributable to noncontrolling interests	2,029	1,396
Net income attributable to Green Brick Partners, Inc.	$6,197	$3,094

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,958	48,814
Diluted	49,017	48,814

Change in Classification
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the three months ended March 31, 2016 to properly present cost of residential units, salary expense, and selling, general and administrative expense. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Home Orders & Backlog	2017	2016	Change	%
Net new home orders	287	240	47	19.6%
Number of cancellations	53	27	26	96.3%
Cancellation rate	15.6%	10.1%	5.5%	54.5%
Average selling communities	51	44	7	15.9%
Selling communities at end of period	52	44	8	18.2%
Backlog ($ in thousands)	$145,164	$129,190	$15,974	12.4%
Backlog (units)	298	280	18	6.4%
Average sales price of backlog	$487,128	$461,393	$25,735	5.6%

Net new home orders for the three months ended March 31, 2017 increased by 47 homes, or 19.6%, to 287 from 240 for the three months ended March 31, 2016. Overall absorption rate for the three months ended March 31, 2017 was an average of 5.6 per selling community (1.9 monthly), compared to an average of 5.5 per selling community (1.8 monthly) for the three months ended March 31, 2016.

Our cancellation rate was approximately 15.6% for the three months ended March 31, 2017, compared to 10.1% for the three months ended March 31, 2016. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 18 homes, or 6.4%, to 298 as of March 31, 2017 from 280 as of March 31, 2016. The dollar value of backlog units increased $16.0 million, or 12.4%, to $145.2 million as of March 31, 2017 from $129.2 million as of March 31, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $25,735, or 5.6%, to $487,128 for the three months ended March 31, 2017, compared to $461,393 for the three months ended March 31, 2016. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2017	2016	Change	%
New homes delivered	226	161	65	40.4%
Home sales revenue ($ in thousands)	$93,397	$66,628	$26,769	40.2%
Average sales price of home delivered	$413,261	$413,839	$(578)	(0.1)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended March 31, 2017 for our builder operations segment was 226, compared to new home deliveries of 161 for the three months ended March 31, 2016, resulting in an increase of 65 homes, or 40.4%. The increase in new home deliveries was primarily attributable to a 15.9% increase in new communities to 51 from 44 and an increase in the number of homes delivered per community.

Home sales revenue increased $26.8 million, or 40.2%, to $93.4 million for the three months ended March 31, 2017, from $66.6 million for the three months ended March 31, 2016. The increase in revenue was driven by a 40.4% increase in homes delivered to 226 for the three months ended March 31, 2017, from 161 for the three months ended March 31, 2016.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended March 31,
Homebuilding ($ in thousands)	2017	%	2016	%
Home sales revenue	$93,397	100.0%	$66,628	100.0%
Cost of home sales	$73,761	79.0%	$53,204	79.9%
Homebuilding gross margin	$19,636	21.0%	$13,424	20.1%

Cost of home sales for the three months ended March 31, 2017 for builder operations was $73.8 million, compared to cost of home sales of $53.2 million for the three months ended March 31, 2016, resulting in an increase of $20.6 million, or 38.6%, primarily due to the 40.4% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended March 31, 2017 for builder operations was 21.0%, compared to a gross margin percentage of 20.1% for the three months ended March 31, 2016. The increase in homebuilding gross margin is largely due to the opening of new communities during the three months ended March 31, 2017. The increase in gross margin percentage is due primarily to the consistent increase in profitability of lot sales to our controlled builders, where revenue is not recognized until the home closes, and lower amortization of capitalized interest during the three months ended March 31, 2017.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$55	$55	0.9%	1.7%
Builder operations	$5,380	$5,038	5.8%	7.6%

Land Development
Salary expense for the three months ended March 31, 2017 for land development remained flat at $0.1 million, compared to the three months ended March 31, 2016.

Builder Operations
Salary expense for the three months ended March 31, 2017 for builder operations was $5.4 million, compared to $5.0 million for the three months ended March 31, 2016, an increase of 6.8%. The increase was primarily the result of an increase in salaries driven by an increase in the average employee headcount and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$195	$227	3.3%	6.8%
Builder operations	$4,083	$3,667	4.4%	5.5%

Land Development
Selling, general and administrative expense for the three months ended March 31, 2017 for land development remained flat at $0.2 million, compared to the three months ended March 31, 2016.

Builder Operations
Selling, general and administrative expense for the three months ended March 31, 2017 for builder operations was $4.1 million, compared to $3.7 million for the three months ended March 31, 2016, an increase of 11.3%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as, non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 51 for the three months ended March 31, 2017 compared to 44 for the three months ended March 31, 2016.

Other Income, Net
Other income, net, remained flat at $0.5 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Income Tax Provision
Income tax expense increased $2.4 million, or 167.7%, to $3.9 million for the three months ended March 31, 2017, from $1.5 million for the three months ended March 31, 2016. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of March 31, 2017 and December 31, 2016. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but does not currently own.

	March 31, 2017	December 31, 2016
Lots Owned(1)
Texas	2,901	2,998
Georgia	1,138	1,237
Total	4,039	4,235
Lots Controlled(1)(2)
Texas	567	554
Georgia	350	400
Total	917	954

Total Lots Owned and Controlled(1)	4,956	5,189

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of March 31, 2017 and December 31, 2016, we had $32.3 million and $35.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2017 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On August 31, 2016, we entered into a first amendment to our Unsecured Revolving Credit Facility (as defined below), which added Flagstar Bank, FSB (“Flagstar Bank”) as a lender under the Credit Agreement (as defined below), with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The first amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million. On December 1, 2016, we entered into a second amendment to our Unsecured Revolving Credit Facility, which extended the termination date to December 14, 2019 and pursuant to which Citibank, N.A. increased its commitment from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million. On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million.

Our debt to total capitalization ratio was approximately 15.6% as of March 31, 2017. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facilities
As of March 31, 2017, we had the following lines of credit (“LOC”):

On July 30, 2015, we entered into a revolving credit facility (“Credit Facility”) with Inwood, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.0% per annum.

On May 3, 2016, we amended the Credit Facility. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended Credit Facility. The maturity date has been extended to May 1, 2019. The costs associated with the amendment of $0.1 million were deferred and are included in other assets, net in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight line method.

Under the terms of the amended Credit Facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage.

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

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of March 31, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.5% per annum.

We pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.

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

On August 31, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. The First Amendment added Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at our option, prior to the termination date, subject to certain terms and conditions.

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

On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. The costs associated with this increase in commitment of $0.1 million were deferred and are included in other assets, net in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

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

We were in compliance with the covenants under the LOC agreements described above as of March 31, 2017.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

•
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $16.6 million, compared to net cash used in of $16.4 million during the three months ended March 31, 2016. The change was primarily attributable to changes in working capital associated with (i) inventory, as inventory decreased by 1.0% for the three months ended March 31, 2017, compared to a 9.3% increase in inventory for the three months ended March 31, 2016, (ii) accounts payable, as accounts payable decreased 13.3% for the three months ended March 31, 2017, compared to an increase of 24.3% during the three months ended March 31, 2016, (iii) earnest money deposits, as earnest money deposits increased by 3.4% for the three months ended March 31, 2017, compared to a decrease of 16.8% during the three months ended March 31, 2016, (iv) other assets, as other assets increased by 36.9% for the three months ended March 31, 2017, compared to a decrease of 12.3% during the three months ended March 31, 2016, and (v) accrued expenses, as accrued expense increased by 4.4% for the three months ended March 31, 2017, compared to an increase of 26.6% during the three months ended March 31, 2016.

•	Investing activities. Net cash used in investing activities for the three months ended March 31, 2017 remained flat at $0.0 million, compared to the three months ended March 31, 2016.

•
Financing activities. Net cash used in financing activities for the three months ended March 31, 2017 was $18.3 million, compared to net cash provided of $20.6 million during the three months ended March 31, 2016. The change was primarily due to (i) a decrease in line of credit borrowings of $25.0 million, (ii) an increase in repayments of notes payable and line of credit of $8.1 million, and (iii) a net increase in distributions to noncontrolling interests and contributions from noncontrolling interests of $5.2 million during the three months ended March 31, 2017.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2016 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of March 31, 2017, we had $62.5 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates which we are currently being charged.

Based upon the amount of lines of credit as of March 31, 2017, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factor in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

Our ability to use net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes could be significantly reduced if corporate tax rates in the United States are lowered or if other changes in the U.S. corporate tax system occur.
President Trump and Republicans in the U.S. House of Representatives have recently outlined plans regarding comprehensive tax reform, including proposed reductions to U.S. corporate tax rates. Although a reduction in the U.S. corporate income tax rate could result in lower future tax expense and tax payments, it would reduce, perhaps significantly, our ability to use existing net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes and could result in a valuation allowance. A valuation allowance is required to reduce a deferred tax asset when it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect our net operating loss carry forwards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended March 31, 2017 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
January 1 - January 31, 2017	—	$—	—	1,000
February 1 - February 28, 2017	—	$—	—	1,000
March 1 - March 31, 2017	—	$—	—	1,000
Total	—	$—	—	1,000

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

Date:    May 8, 2017