Form 10-Q
period 2017-06-30
Green Brick Partners, Inc.
filed 2017-08-07
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

The number of shares of the Registrant's common stock outstanding as of August 2, 2017 was 49,107,501.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$27,297	$35,157
Restricted cash	4,474	4,445
Accounts receivable	2,381	2,448
Inventory	434,590	410,297
Property and equipment, net	720	892
Earnest money deposits	21,317	18,143
Deferred income tax assets, net	60,574	67,598
Other assets, net	2,970	2,004
Total assets	$554,323	$540,984
Liabilities and stockholders' equity
Accounts payable	$16,335	$15,113
Accrued expenses	14,428	14,290
Customer and builder deposits	19,292	14,088
Obligations related to land not owned under option agreements	8,604	10,060
Borrowings on lines of credit	74,000	75,000
Notes payable	10,213	10,948
Total liabilities	142,872	139,499
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 49,107,501 and 48,955,909 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	491	490
Additional paid-in capital	274,634	273,149
Retained earnings	124,819	110,933
Total Green Brick Partners, Inc. stockholders’ equity	399,944	384,572
Noncontrolling interests	11,507	16,913
Total stockholders’ equity	411,451	401,485
Total liabilities and stockholders’ equity	$554,323	$540,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sale of residential units	$100,345	$93,732	$193,742	$160,360
Sale of land and lots	4,606	5,204	10,546	8,534
Total revenues	104,951	98,936	204,288	168,894
Cost of residential units	78,553	73,447	152,314	126,651
Cost of land and lots	3,472	3,373	7,762	5,713
Total cost of sales	82,025	76,820	160,076	132,364
Total gross profit	22,926	22,116	44,212	36,530
Salary expense	(5,332)	(5,537)	(10,767)	(10,631)
Selling, general and administrative expense	(4,167)	(4,251)	(8,445)	(8,144)
Operating profit	13,427	12,328	25,000	17,755
Other income, net	386	1,320	928	1,836
Income before provision for income taxes	13,813	13,648	25,928	19,591
Income tax provision	4,382	4,230	8,271	5,683
Net income	9,431	9,418	17,657	13,908
Less: net income attributable to noncontrolling interests	1,742	2,675	3,771	4,071
Net income attributable to Green Brick Partners, Inc.	$7,689	$6,743	$13,886	$9,837

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.16	$0.14	$0.28	$0.20
Diluted	$0.16	$0.14	$0.28	$0.20
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	49,047	48,894	49,003	48,852
Diluted	49,123	48,894	49,070	48,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,657	$13,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	172	121
Share-based compensation	2,072	834
Deferred income taxes, net	7,024	5,084
Changes in operating assets and liabilities
Decrease in accounts receivable	67	1,128
Increase in inventory	(25,749)	(41,263)
(Increase) decrease in earnest money deposits	(3,174)	2,963
(Increase) decrease in other assets	(966)	1,041
Increase in accounts payable	1,222	3,215
Increase in accrued expenses	138	3,403
Increase in customer and builder deposits	5,204	3,184
Net cash provided by (used in) operating activities	3,667	(6,382)
Cash flows from investing activities
Acquisition of property and equipment	—	(164)
Net cash used in investing activities	—	(164)
Cash flows from financing activities
Borrowings from lines of credit	27,500	40,000
Repayments of lines of credit	(28,500)	(24,000)
Repayments of notes payable	(735)	(1,157)
Withholdings of taxes from vesting of restricted stock awards	(586)	—
Contributions from noncontrolling interests	293	2,351
Distributions to noncontrolling interests	(9,470)	(6,292)
Net cash (used in) provided by financing activities	(11,498)	10,902
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,831)	4,356
Cash, cash equivalents and restricted cash at beginning of period	39,602	21,301
Cash, cash equivalents and restricted cash at end of period	$31,771	$25,657
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for taxes	$2,206	$706
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$1,316	$3,263

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

Condensed Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2017. Our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future periods.

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

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the six months ended June 30, 2017, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses are included in the builder operations segment, within the “Corporate and other”, which accounts for 95.6% and 94.8% of total revenues for the three and six months ended June 30, 2017, respectively, and 94.7% and 94.9% of total revenues for the three and six months ended June 30, 2016, respectively. While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either the builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within the builder operations segment within the “Corporate and other” operating segment.

All prior period segment information has been restated to conform with the 2017 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of income or cash flows for the periods presented.

Change in Classification
During the fourth quarter ended December 31, 2016, management determined that certain indirect project costs related to field superintendents salaries and benefits, and field expenses, such as field truck, phone and travel expenses, previously classified as salary expense and selling, general and administrative expense should be classified as cost of residential units for periods prior to the fourth quarter ended December 31, 2016, to properly present cost of residential units, salary expense, and selling, general and administrative expense. We determined that the change in classification is not material to any prior period financial statements. Accordingly, we changed the classification of salary expense of $1.2 million and $2.3 million, for the three and six months ended June 30, 2016, and selling, general and administrative expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, to cost of residential units. There was no impact to net income during the prior period as a result of the change in classification.

Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included in ASU 2014-09. The Company is continuing to evaluate ASU 2014-09; however, we do not expect the new standard to affect revenue recognition in our Builder Operations segment, which represents approximately 95% of total revenues. Based on our initial assessment, the impact of the application of ASU 2014-09 is not anticipated to have a material impact on our current revenue recognition policies. We are still evaluating the potential impact the adoption of ASU 2014-09 will have on the timing and recognition of revenue in other aspects of our business, but we expect revenues to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on our on-going analysis. The Company is continuing to evaluate the impact of ASU 2014-09 on the Company’s information technology systems, processes and internal controls and the expected method of adoption. ASU 2014-09 and the related amendments are effective for the Company beginning on January 1, 2018. Early adoption is permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective approach or the modified retrospective approach. The Company expects to adopt the new standard under the modified retrospective approach and complete its assessment process prior to the adoption of the standard on January 1, 2018.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. This standard is effective for the Company beginning January 1, 2018, and is to be applied using a retrospective transition method. The Company elected to early adopt this standard during January 2017, and the standard was applied retrospectively for all periods presented. As a result of the adoption of this standard, the Company no longer presents the change within restricted cash in the operating activities section of the condensed consolidated statement of cash flows.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This standard is effective for the Company beginning on January 1, 2018. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$7,689	$6,743	$13,886	$9,837
Weighted-average number of shares outstanding —basic	49,047	48,894	49,003	48,852
Basic net income attributable to Green Brick Partners, Inc. per share	$0.16	$0.14	$0.28	$0.20
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$7,689	$6,743	$13,886	$9,837
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	49,047	48,894	49,003	48,852
Dilutive effect of stock options and restricted stock awards	76	—	67	—
Weighted-average number of shares outstanding —diluted	49,123	48,894	49,070	48,852
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.16	$0.14	$0.28	$0.20

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Antidilutive options to purchase common stock and restricted stock awards	—	150	—	223

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

A summary of inventory is as follows (in thousands):

	June 30, 2017	December 31, 2016
Completed home inventory and residential lots held for sale	$109,093	$127,679
Work in process	315,782	269,255
Undeveloped land	1,738	4,070
Land not owned under option agreements	7,977	9,293
Total Inventory	$434,590	$410,297

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our condensed consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest capitalized at beginning of period	$9,435	$8,791	$9,417	$9,085
Interest incurred	885	817	1,778	1,525
Interest charged to cost of sales	(895)	(699)	(1,770)	(1,701)
Interest charged to interest expense	—	—	—	—
Interest capitalized at end of period	$9,425	$8,909	$9,425	$8,909

4. DEBT

Lines of Credit
Lines of credit outstanding as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$14,000	$15,000
Unsecured revolving credit facility(2)	60,000	60,000
Total lines of credit	$74,000	$75,000

(1)
On July 30, 2015, the Company entered into a revolving credit facility (“Credit Facility”) with Inwood, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.3% per annum.

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

Under the terms of the amended Credit Facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Credit Facility as of June 30, 2017.

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

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of June 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.7% per annum.
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
On August 31, 2016, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. The First Amendment added Flagstar Bank as a lender under the Credit Agreement, with an initial commitment of $20.0 million, which increases the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million, which further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions.
On December 1, 2016, the Company, entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein, and Citibank, N.A., as administrative agent, which further amended the Credit Agreement. The Second Amendment, among other things, extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment became effective upon the payment of an upfront fee of 0.15% of the aggregate amount of any extended commitments on December 15, 2016. Additionally, Citibank, N.A. increased its commitment under the Unsecured Revolving Credit Facility from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million.
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
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of June 30, 2017.

Notes Payable
Notes payable outstanding as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Note payable to unrelated third party:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Wretched Land, LP(2)	—	713
Graham Mortgage Corporation(3)	1,213	1,235
Total notes payable	$10,213	$10,948

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest as of June 30, 2017 was $0. In December 2016, this note was extended through December 31, 2018.

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

5. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	48,955,909	$490	$273,149	$110,933	$384,572	$16,913	$401,485
Share-based compensation	—	—	143	—	143	—	143
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	214,649	2	1,767	—	1,769	—	1,769
Amortization of deferred share-based compensation	—	—	160	—	160	—	160
Withholdings from vesting of restricted stock awards	(63,057)	(1)	(585)	—	(586)	—	(586)
Contributions	—	—	—	—	—	293	293
Distributions	—	—	—	—	—	(9,470)	(9,470)
Net income	—	—	—	13,886	13,886	3,771	17,657
Balance as of June 30, 2017	49,107,501	$491	$274,634	$124,819	$399,944	$11,507	$411,451

6. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Share-Based Award Activity
During the six months ended June 30, 2017, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to Named Executive Officers (“NEOs”) and non-employee members of the Board of Directors (“BODs”). The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The BODs elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. The RSAs granted to the BODs will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company's 2018 Annual Meeting of Stockholders. The fair value of the RSAs granted to the NEOs and BODs were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 63,057 shares of common stock, at a total cost of $0.6 million, from NEOs to satisfy statutory minimum tax requirements in respect of the RSAs.

A summary of restricted stock awards activity during the six months ended June 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2016	38	$7.51
Granted	215	$10.06
Vested	(215)	$9.57
Forfeited	—	$—
Nonvested, June 30, 2017	38	$10.25

A summary of stock option activity during the six months ended June 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2016	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2017	500	$7.49	7.32	$1,980
Options exercisable, June 30, 2017	200	$7.49	7.32	$792

A summary of our unvested stock options during the six months ended June 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2016	300	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, June 30, 2017	300	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the six months ended June 30, 2017 and June 30, 2016.

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 0.9 years. As of June 30, 2017, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.7 million which is expected to be recognized over a weighted-average period of 2.3 years.

8. INCOME TAXES

We recorded an income tax provision of $4.4 million and $8.3 million for the three and six months ended June 30, 2017, respectively, as compared to $4.2 million and $5.7 million for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 31.7% and 31.9%, respectively, as compared to 31.0% and 29.0% for the three and six months ended June 30, 2016, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2017 is due to discrete tax items and the change in the ratio of non-controlled earnings relative to pre-tax book income. The effective tax rate for the three and six months ended June 30, 2016 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes.

9. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2017 and 2016, the Company had related party transactions through the normal course of business. These transactions include the following:

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick's Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living’s operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is 50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $33,762 and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company's employee discount policy, the contract price results in a 13% margin. As of June 30, 2017, the Company has incurred $0.6 million in costs to construct the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of The Providence Group of Georgia L.L.C. (“TPG”), one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the Company purchased $0.3 million in lots during 2016, $0.5 million and $1.0 million during the three and six months ended June 30, 2017, respectively. The Company has purchased all 19 lots as of June 30, 2017.

In November 2015, the Company purchased 12 lots from an entity affiliated with the president of TPG. The lots are part of a 92-unit townhome community, Glens at Sugarloaf in Atlanta. No deposits were paid by the Company in contracting for the lots. The total paid for the lots in 2015 was $1.0 million. During March 2016, the Company purchased the remaining 80 townhome lots within the community at a price of $4.8 million from the affiliated entity.

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Academy LLC. Contributions and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $11.8 million, of which $9.4 million will be contributed by the Company. The total contributions paid in 2016 were $11.2 million, of which $9.0 million was paid by the Company. The total contributions paid during the three and six months ended June 30, 2017 was $0.5 million and $0.5 million, of which $0.4 million and $0.4 million, respectively, was paid by the Company. The Company has 80% ownership in GRBK Academy, LLC and has consolidated the entity’s results of operation and financial condition into its financial statements.

During March 2016, the Company purchased undeveloped land for an eventual 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Suwanee Station LLC. Contributions and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $2.0 million, of which $1.0 million will be contributed by the Company. The total contributions paid in 2016 were $1.8 million, of which $0.9 million was paid by the Company. The total contributions paid during the three and six months ended June 30, 2017 was $0.4 million and $0.4 million, of which $0.2 million and $0.2 million, respectively, was paid by the Company. The Company holds two of the three board seats and is able to exercise control over the operations of GRBK Suwanee Station LLC, and therefore has consolidated the entity’s results of operation and financial condition into its financial statements.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40-unit townhome community, Dunwoody Towneship. No deposits were paid by the Company related to these lots. The total paid for the lots during the three and six months ended June 30, 2017, and in all of 2016 was $0.5 million and $1.3 million, and $1.8 million, respectively. The total that would be expected to be paid for the remaining lots would be $1.0 million during 2017 and $1.2 million during 2018.

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

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, obligations related to land not owned under option agreements, borrowings on lines of credit, and notes payable. Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short term nature. Level 2 financial instruments include: borrowings on lines of credit and notes payable. All other instruments are deemed to be level 3.

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

The Company estimates that, due to their short term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of June 30, 2017 and December 31, 2016.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, inventory and long lived assets are level 3 nonfinancial instruments. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

Warranty activity, included in accrued expenses in our condensed consolidated balance sheets consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$1,331	$514	$1,210	$474
Additions	443	296	754	490
Charges	(271)	(93)	(461)	(247)
Ending balance	$1,503	$717	$1,503	$717

Commitments
The Company has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases is included in the selling, general and administrative expense in the consolidated statements of income.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of the possible range of losses or a statement that such loss is not reasonably estimable. We believe that the disposition of legal claims and related contingencies will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

12. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Builder Operations
Texas	$46,710	$47,106	$97,380	$80,687
Georgia	53,635	46,626	96,362	79,673
Corporate and Other	—	—	—	—
Land Development	4,606	5,204	10,546	8,534
	$104,951	$98,936	$204,288	$168,894
Gross profit:
Builder Operations
Texas	$12,063	$11,665	$24,373	$20,253
Georgia	11,774	10,742	21,122	17,894
Corporate and Other	(2,198)	(2,136)	(4,398)	(4,411)
Land Development	1,287	1,845	3,115	2,794
	$22,926	$22,116	$44,212	$36,530
Income before taxes
Builder Operations
Texas	$7,878	$7,571	$16,253	$12,850
Georgia	8,213	8,126	14,315	12,466
Corporate and Other	(3,151)	(3,740)	(7,018)	(8,242)
Land Development	873	1,691	2,378	2,517
	$13,813	$13,648	$25,928	$19,591

	June 30, 2017	December 31, 2016
Inventory:
Builder Operations
Texas	$93,022	$76,878
Georgia	105,323	90,859
Corporate and Other	11,215	9,834
Land Development	225,030	232,726
	$434,590	$410,297

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

•
other risks and uncertainties inherent in our business including those described Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Overview of the Business
We are a uniquely structured company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We are engaged in all aspects of the homebuilding process, including land acquisition and the development, entitlements, design, construction, marketing and sales, and the creation of brand images at our residential neighborhoods and master planned communities. We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Our communities are located in premium locations in our core markets and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted energy-efficient homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 5,400 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the six months ended June 30, 2017 and 2016.

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

Overview and Outlook
The following are our key operating metrics for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016: home deliveries increased by 11.8%, home sales revenue increased by 7.1%, average selling prices decreased by 4.2%, backlog units increased by 7.8%, backlog units value increased by 17.7%, average sales price of homes in backlog increased by 9.1%, and net new home orders increased by 13.0%.

The following are our key operating metrics for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016: home deliveries increased by 24.1%, home sales revenue increased by 20.8%, average selling prices decreased by 2.7%, and net new home orders increased by 16.3%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From April 2016 to April 2017 homes in the Dallas and Atlanta markets appreciated by 8.4% and 5.8%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, June 2017). During the six months ended June 30, 2017, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked first in the rate of job growth and second in the number of jobs added from May 2016 to May 2017 (Source: US Bureau of Labor Statistics, May 2017). The Atlanta metropolitan area has recorded employment gains of 75,000 or more since January 2016 (Source: US Bureau of Labor Statistics, April 2017). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended June 30, 2017, our land development segment revenue decreased $0.6 million, or 11.5%, from $5.2 million for the three months ended June 30, 2016, to $4.6 million for the three months ended June 30, 2017. The decrease was comprised of $0.3 million related to a decrease in the average sales price per lot from $133,419 per lot for the three months ended June 30, 2016 to $124,481 per lot for the three months ended June 30, 2017, and $0.3 million due to a 5.1% decrease in finished inventory of lots delivered of 39 for the three months ended June 30, 2016 to 37 for the three months ended June 30, 2017.

During the six months ended June 30, 2017, our land development segment revenue increased $2.0 million, or 23.6%, to $10.5 million for the six months ended June 30, 2017, from $8.5 million for the six months ended June 30, 2016. The increase was comprised of $2.2 million due to a 25.4% increase in finished inventory of lots delivered of 84 for the six months ended June 30, 2017, from 67 for the six months ended June 30, 2016, partially offset by a decrease of $0.2 million related to a decrease in the average sales price per lot of $127,369 per lot for the six months ended June 30, 2016 from $125,547 per lot for the six months ended June 30, 2017. The increase in finished inventory lots delivered is a result of an increase in third party lot sales driven by a decrease in intercompany lot sales to our controlled builders where revenue is not recognized until the home closes.

The decrease in the average sales price of per lot is a result of sales of smaller lot sizes contracted for sale during the three and six months ended June 30, 2017.

Builder Operations
During the three months ended June 30, 2017, our builder operations segment delivered 237 homes, with an average sales price of $423,397, compared to 212 homes, with an average sales price of $442,132, during the same period in 2016. During the three months ended June 30, 2017, our builder operations segment generated approximately $100.3 million in revenue compared to $93.7 million during the same period in 2016. For the three months ended June 30, 2017, net new home orders totaled 270, a 13.0% increase from the same period in 2016.

During the six months ended June 30, 2017, our builder operations segment delivered 463 homes, with an average sales price of $418,449, compared to 373 homes, with an average sales price of $429,920, during the same period in 2016. During the six months ended June 30, 2017, our builder operations segment generated approximately $193.7 million in revenue compared to $160.4 million during the same period in 2016. For the six months ended June 30, 2017, net new home orders totaled 557, a 16.3% increase from the same period in 2016.

The decrease in average sales price of homes is the result of changes in product mix related to lower priced townhomes over higher priced single family homes contracted for sale during the period.

As of June 30, 2017, our builder operations segment had a backlog of 331 sold but unclosed homes, a 7.8% increase from the same period in 2016, with a total value of approximately $165.2 million, an increase of $24.8 million, or 17.7%, from June 30, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that is not capitalized and amortization of related debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. All interest costs were capitalized during the six months ended June 30, 2017 and June 30, 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Sale of residential units	$100,345	$93,732	$193,742	$160,360
Sale of land and lots	4,606	5,204	10,546	8,534
Total revenues	104,951	98,936	204,288	168,894
Cost of residential units	78,553	73,447	152,314	126,651
Cost of land and lots	3,472	3,373	7,762	5,713
Total cost of sales	82,025	76,820	160,076	132,364
Total gross profit	22,926	22,116	44,212	36,530
Salary expense	(5,332)	(5,537)	(10,767)	(10,631)
Selling, general and administrative expense	(4,167)	(4,251)	(8,445)	(8,144)
Operating profit	13,427	12,328	25,000	17,755
Other income, net	386	1,320	928	1,836
Income before provision for income taxes	13,813	13,648	25,928	19,591
Income tax provision	4,382	4,230	8,271	5,683
Net income	9,431	9,418	17,657	13,908
Less: net income attributable to noncontrolling interests	1,742	2,675	3,771	4,071
Net income attributable to Green Brick Partners, Inc.	$7,689	$6,743	$13,886	$9,837

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.16	$0.14	$0.28	$0.20
Diluted	$0.16	$0.14	$0.28	$0.20

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	49,047	48,894	49,003	48,852
Diluted	49,123	48,894	49,070	48,852

Change in Classification
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the three and six months ended June 30, 2016 to properly present cost of residential units, salary expense, and selling, general and administrative expense. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2017	2016	Change	%
Net new home orders	270	239	31	13.0%
Number of cancellations	44	38	6	15.8%
Cancellation rate	14.0%	13.7%	0.3%	2.2%
Average selling communities	52	46	6	13.0%
Selling communities at end of period	54	48	6	12.5%
Backlog ($ in thousands)	$165,154	$140,343	$24,811	17.7%
Backlog (units)	331	307	24	7.8%
Average sales price of backlog	$498,955	$457,143	$41,812	9.1%

Net new home orders for the three months ended June 30, 2017 increased by 31 homes, or 13.0%, to 270 from 239 for the three months ended June 30, 2016. Overall absorption rate for the three months ended June 30, 2017 was an average of 5.2 per selling community (1.7 monthly), compared to an average of 5.4 per selling community (1.8 monthly) for the three months ended June 30, 2016.

Our cancellation rate was approximately 14.0% for the three months ended June 30, 2017, compared to 13.7% for the three months ended June 30, 2016. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 24 homes, or 7.8%, to 331 as of June 30, 2017 from 307 as of June 30, 2016. The dollar value of backlog units increased $24.8 million, or 17.7%, to $165.2 million as of June 30, 2017 from $140.3 million as of June 30, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $41,812, or 9.1%, to $498,955 for the three months ended June 30, 2017, compared to $457,143 for the three months ended June 30, 2016. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2017	2016	Change	%
New homes delivered	237	212	25	11.8%
Home sales revenue ($ in thousands)	$100,345	$93,732	$6,613	7.1%
Average sales price of homes delivered	$423,397	$442,132	$(18,735)	(4.2)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended June 30, 2017 for our builder operations segment was 237, compared to new home deliveries of 212 for the three months ended June 30, 2016, resulting in an increase of 25 homes, or 11.8%. The increase in new home deliveries was primarily attributable to a 13.0% increase in new communities to 52 from 46.

Home sales revenue increased $6.6 million, or 7.1%, to $100.3 million for the three months ended June 30, 2017, from $93.7 million for the three months ended June 30, 2016. The increase in revenue was driven by an 11.8% increase in homes delivered to 237 for the three months ended June 30, 2017, from 212 for the three months ended June 30, 2016.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended June 30,
Homebuilding ($ in thousands)	2017	%	2016	%
Home sales revenue	$100,345	100.0%	$93,732	100.0%
Cost of home sales	$78,553	78.3%	$73,447	78.4%
Homebuilding gross margin	$21,792	21.7%	$20,285	21.6%

Cost of home sales for the three months ended June 30, 2017 for builder operations was $78.6 million, compared to cost of home sales of $73.4 million for the three months ended June 30, 2016, resulting in an increase of $5.1 million, or 7.0%, primarily due to the 11.8% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended June 30, 2017 for builder operations was 21.7%, compared to a gross margin percentage of 21.6% for the three months ended June 30, 2016. The increase in total homebuilding gross margin is largely due to the higher volume of homes delivered during the three months ended June 30, 2017.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$54	$54	1.2%	1.0%
Builder operations	$5,278	$5,483	5.3%	5.8%

Land Development
Salary expense for the three months ended June 30, 2017 for land development remained flat at $0.1 million, compared to the three months ended June 30, 2016.

Builder Operations
Salary expense for the three months ended June 30, 2017 for builder operations was $5.3 million, compared to $5.5 million for the three months ended June 30, 2016, a decrease of 3.7%. The slight decrease was primarily the result of a change in how certain sales agents are paid, partially offset by an increase in the average employee headcount and the associated costs of benefits to support the growth in our builder operations segment.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended June 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$307	$300	6.7%	5.8%
Builder operations	$3,860	$3,951	3.8%	4.2%

Land Development
Selling, general and administrative expense for the three months ended June 30, 2017 for land development remained flat at $0.3 million, compared to the three months ended June 30, 2016.

Builder Operations
Selling, general and administrative expense for the three months ended June 30, 2017 for builder operations was $3.9 million, compared to $4.0 million for the three months ended June 30, 2016, a decrease of 2.3%. The slight decrease was primarily attributable to decreases in accounting services and legal fees, partially offset by increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 52 for the three months ended June 30, 2017 compared to 46 for the three months ended June 30, 2016. Selling, general and administrative expense as a percentage of related revenue decreased 9.5% for the three months ended June 30, 2017, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Other Income, Net
Other income, net, decreased $0.9 million, or 70.8%, from $1.3 million for the three months ended June 30, 2016, to $0.4 million for the three months ended June 30, 2017. The decrease was due primarily to a decrease in homes built on third party lots of $0.4 million, a sale of a commercial tract of $0.4 million during the three months ended June 30, 2016, and a decrease in various other income.

Income Tax Provision
Income tax expense increased $0.2 million, or 3.6%, to $4.4 million for the three months ended June 30, 2017, from $4.2 million for the three months ended June 30, 2016. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Six Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Home Orders & Backlog	2017	2016	Change	%
Net new home orders	557	479	78	16.3%
Number of cancellations	97	65	32	49.2%
Cancellation rate	14.8%	11.9%	2.9%	24.4%
Average selling communities	53	46	7	15.2%

Net new home orders for the six months ended June 30, 2017 increased by 78 homes, or 16.3%, to 557 from 479 for the six months ended June 30, 2016. Overall absorption rate for the six months ended June 30, 2017 was an average of 10.6 per selling community (1.8 monthly), compared to an average of 10.9 per selling community (1.8 monthly) for the six months ended June 30, 2016.

Our cancellation rate was approximately 14.8% for the six months ended June 30, 2017, compared to 11.9% for the six months ended June 30, 2016. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Six Months Ended June 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2017	2016	Change	%
New homes delivered	463	373	90	24.1%
Home sales revenue ($ in thousands)	$193,742	$160,360	$33,382	20.8%
Average sales price of homes delivered	$418,449	$429,920	$(11,471)	(2.7)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the six months ended June 30, 2017 for our builder operations segment was 463, compared to new home deliveries of 373 for the six months ended June 30, 2016, resulting in an increase of 90 homes, or 24.1%. The increase in new home deliveries was primarily attributable to a 15.2% increase in new communities to 53 from 46 and an increase in the number of homes delivered per community.

Home sales revenue increased $33.4 million, or 20.8%, to $193.7 million for the six months ended June 30, 2017, from $160.4 million for the six months ended June 30, 2016. The increase in revenue was driven by a 24.1% increase in homes delivered to 463 for the six months ended June 30, 2017, from 373 for the six months ended June 30, 2016.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Six Months Ended June 30,
Homebuilding ($ in thousands)	2017	%	2016	%
Home sales revenue	$193,742	100.0%	$160,360	100.0%
Cost of home sales	$152,314	78.6%	$126,651	79.0%
Homebuilding gross margin	$41,428	21.4%	$33,709	21.0%

Cost of home sales for the six months ended June 30, 2017 for builder operations was $152.3 million, compared to cost of home sales of $126.7 million for the six months ended June 30, 2016, resulting in an increase of $25.7 million, or 20.3%, primarily due to the 24.1% increase in the number of homes delivered. Homebuilding gross margin percentage for the six months ended June 30, 2017 for builder operations was 21.4%, compared to a gross margin percentage of 21.0% for the six months ended June 30, 2016. The increase in total homebuilding gross margin is largely due to the higher volume of homes delivered during the six months ended June 30, 2017.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$109	$109	1.0%	1.3%
Builder operations	$10,658	$10,522	5.5%	6.6%

Land Development
Salary expense for the six months ended June 30, 2017 for land development remained flat at $0.1 million, compared to the six months ended June 30, 2016.

Builder Operations
Salary expense for the six months ended June 30, 2017 for builder operations was $10.7 million, compared to $10.5 million for the six months ended June 30, 2016, an increase of 1.3%. The increase was primarily the result of an increase in the average employee headcount and the associated costs of benefits to support the growth in our builder operations segment, partially offset by a change in how certain sales agents are paid.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Six Months Ended June 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$501	$527	4.8%	6.2%
Builder operations	$7,944	$7,617	4.1%	4.7%

Land Development
Selling, general and administrative expense for the six months ended June 30, 2017 for land development remained flat at $0.5 million, compared to the six months ended June 30, 2016.

Builder Operations
Selling, general and administrative expense for the six months ended June 30, 2017 for builder operations was $7.9 million, compared to $7.6 million for the six months ended June 30, 2016, an increase of 4.3%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business, partially offset by decreases in accounting services and legal fees. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 53 for the six months ended June 30, 2017 compared to 46 for the six months ended June 30, 2016. Selling, general and administrative expense as a percentage of related revenue decreased 12.8% for the six months ended June 30, 2017, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Other Income, Net
Other income, net, decreased $0.9 million, or 49.5%, from $1.8 million for the six months ended June 30, 2016, to $0.9 million for the six months ended June 30, 2017. The decrease was due primarily to a decrease in homes built on third party lots of $0.4 million, a sale of a commercial tract of $0.4 million during the three months ended June 30, 2016, and a decrease in various other income.

Income Tax Provision
Income tax expense increased $2.6 million, or 45.5%, to $8.3 million for the six months ended June 30, 2017, from $5.7 million for the six months ended June 30, 2016. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of June 30, 2017 and December 31, 2016. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but do not currently own.

	June 30, 2017	December 31, 2016
Lots Owned(1)
Texas	2,989	2,998
Georgia	1,294	1,237
Total	4,283	4,235
Lots Controlled(1)(2)
Texas	808	554
Georgia	303	400
Total	1,111	954

Total Lots Owned and Controlled(1)	5,394	5,189

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2017 and December 31, 2016, we had $27.3 million and $35.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2017 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

Our debt to total capitalization ratio was approximately 17.4% as of June 30, 2017. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facilities
As of June 30, 2017, we had the following lines of credit (“LOC”):

On July 30, 2015, we entered into a revolving credit facility (“Credit Facility”) with Inwood National Bank, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.3% per annum.

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

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of June 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.7% per annum.

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

On December 1, 2016, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein, and Citibank, N.A., as administrative agent, which further amended the Credit Agreement. The Second Amendment, among other things, extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment became effective upon the payment of an upfront fee of 0.15% of the aggregate amount of any extended commitments on December 15, 2016. Additionally, Citibank, N.A. increased its commitment under the Unsecured Revolving Credit Facility from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million.

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

We were in compliance with the covenants under the LOC agreements described above as of June 30, 2017.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

•
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2017 was $3.7 million, compared to net cash used in of $6.4 million during the six months ended June 30, 2016. The change was primarily attributable to changes in working capital associated with (i) inventory, as inventory increased by 5.9% for the six months ended June 30, 2017, compared to a 11.0% increase in inventory for the six months ended June 30, 2016, (ii) customer deposits, as customer deposits increased 36.9% for the six months ended June 30, 2017, compared to an increase of 45.9% during the six months ended June 30, 2016, (iii) earnest money deposits, as earnest money deposits increased by 17.5% for the six months ended June 30, 2017, compared to a decrease of 16.6% during the six months ended June 30, 2016, (iv) accrued expenses, as accrued expense increased by 1.0% for the six months ended June 30, 2017, compared to an increase of 59.5% during the six months ended June 30, 2016, (v) other assets, as other assets increased by 48.2% for the six months ended June 30, 2017, compared to a decrease of 17.9% during the six months ended June 30, 2016, and (vi) accounts payable, as accounts payable increased by 8.1% for the six months ended June 30, 2017, compared to an increase of 23.8% during the six months ended June 30, 2016.

•
Investing activities. Net cash used in investing activities for the six months ended June 30, 2017 was $0.0 million, compared to $0.2 million for the six months ended June 30, 2016. The decrease was due to a decrease in acquisition of property and equipment for the six months ended June 30, 2017.

•
Financing activities. Net cash used in financing activities for the six months ended June 30, 2017 was $11.5 million, compared to net cash provided of $10.9 million during the six months ended June 30, 2016. The change was primarily due to (i) a decrease in line of credit borrowings of $12.5 million, (ii) an increase in repayments of notes payable and line of credit of $4.1 million, and (iii) a net increase in distributions to noncontrolling interests and contributions from noncontrolling interests of $5.2 million during the six months ended June 30, 2017.

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

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders lead to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2016 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2017.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of June 30, 2017, we had $74.0 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates.

Based upon the amount of lines of credit as of June 30, 2017, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $0.8 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 13, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 8, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended June 30, 2017 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
April 1 - April 30, 2017	—	$—	—	1,000
May 1 - May 31, 2017	—	$—	—	1,000
June 1 - June 30, 2017	—	$—	—	1,000
Total	—	$—	—	1,000

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

Date:    August 7, 2017