Form 10-Q
period 2017-09-30
Green Brick Partners, Inc.
filed 2017-11-06
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

The number of shares of the Registrant's common stock outstanding as of November 1, 2017 was 50,584,501.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$20,720	$35,157
Restricted cash	4,368	4,445
Accounts receivable	1,808	2,448
Inventory	478,369	410,297
Investment in unconsolidated entity	15,771	—
Property and equipment, net	681	892
Earnest money deposits	25,389	18,143
Deferred income tax assets, net	55,827	67,598
Other assets, net	3,575	2,004
Total assets	$606,508	$540,984
Liabilities and stockholders' equity
Accounts payable	$16,221	$15,113
Accrued expenses	16,555	14,290
Customer and builder deposits	22,756	14,088
Obligations related to land not owned under option agreements	7,527	10,060
Borrowings on lines of credit	95,000	75,000
Notes payable	10,204	10,948
Total liabilities	168,263	139,499
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Common shares, $0.01 par value: 100,000,000 shares authorized; 50,584,501 and 48,955,909 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	506	490
Additional paid-in capital	289,610	273,149
Retained earnings	134,098	110,933
Total Green Brick Partners, Inc. stockholders’ equity	424,214	384,572
Noncontrolling interests	14,031	16,913
Total stockholders’ equity	438,245	401,485
Total liabilities and stockholders’ equity	$606,508	$540,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sale of residential units	$108,437	$87,827	$302,179	$248,187
Sale of land and lots	5,269	3,843	15,815	12,377
Total revenues	113,706	91,670	317,994	260,564
Cost of residential units	84,752	68,350	237,066	195,001
Cost of land and lots	3,544	2,676	11,306	8,389
Total cost of sales	88,296	71,026	248,372	203,390
Total gross profit	25,410	20,644	69,622	57,174
Salary expense	(5,218)	(5,256)	(15,985)	(15,886)
Selling, general and administrative expense	(4,302)	(4,130)	(12,747)	(12,275)
Operating profit	15,890	11,258	40,890	29,013
Equity in income of unconsolidated entity	968	—	968	—
Other income, net	435	564	1,362	2,400
Income before provision for income taxes	17,293	11,822	43,220	31,413
Income tax provision	5,364	3,657	13,635	9,340
Net income	11,929	8,165	29,585	22,073
Less: net income attributable to noncontrolling interests	2,649	1,922	6,420	5,993
Net income attributable to Green Brick Partners, Inc.	$9,280	$6,243	$23,165	$16,080

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.19	$0.13	$0.47	$0.33
Diluted	$0.19	$0.13	$0.47	$0.33
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	49,808	48,899	49,274	48,868
Diluted	49,892	48,907	49,347	48,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,585	$22,073
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	238	199
Share-based compensation	2,242	980
Deferred income taxes, net	11,771	8,477
Equity in income of unconsolidated entities	(968)	—
Cash distributions of income from unconsolidated entities	259	—
Changes in operating assets and liabilities
Decrease in accounts receivable	640	1,247
Increase in inventory	(70,605)	(77,335)
(Increase) decrease in earnest money deposits	(7,246)	3,708
(Increase) decrease in other assets	(1,571)	866
Increase in accounts payable	910	22,214
Increase in accrued expenses	2,463	5,470
Increase in customer and builder deposits	8,668	8,380
Net cash used in operating activities	(23,614)	(3,721)
Cash flows from investing activities
Cash used in investment in unconsolidated entity	(241)	—
Acquisition of property and equipment	(27)	(343)
Net cash used in investing activities	(268)	(343)
Cash flows from financing activities
Borrowings from lines of credit	61,500	63,000
Proceeds from notes payable	—	1,425
Repayments of lines of credit	(41,500)	(29,000)
Repayments of notes payable	(744)	(1,870)
Withholdings of taxes from vesting of restricted stock awards	(586)	—
Contributions from noncontrolling interests	438	2,921
Distributions to noncontrolling interests	(9,740)	(9,130)
Net cash provided by financing activities	9,368	27,346
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,514)	23,282
Cash, cash equivalents and restricted cash at beginning of period	39,602	21,301
Cash, cash equivalents and restricted cash at end of period	$25,088	$44,583
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for taxes	$2,872	$1,037
Supplemental disclosure of noncash investing and financing activities:
Decrease in land not owned under option agreements	$2,271	$6,225
Equity issuance related to investment in unconsolidated entity	$14,623	$—

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

We are a uniquely structured company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We also own a noncontrolling interest in Challenger Homes in Colorado Springs, Colorado (see Note 3 for further discussion). We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

Condensed Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2017. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future periods.

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

The Company uses the equity method of accounting for its investment in an unconsolidated entity over which it exercises significant influence but do not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entity’s earnings or loss, if any, is included in the condensed consolidated statements of income.

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

Noncontrolling Interests
We own 50% controlling interests in several controlled builders. The financial statements of these controlled builders are consolidated in our condensed consolidated financial statements. The noncontrolling interests attributable to the 50% minority interests not owned by us are included as part of noncontrolling interests on the condensed consolidated balance sheets.

Segment Information
Prior to the fourth quarter of 2016, the Company’s operations were organized into two reportable segments: builder operations and land development. Builder operations consisted of two operating segments: Texas and Georgia. In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including geography, product types, production processes, average selling prices, gross profits, suppliers, land acquisition results, and underlying demand and supply.

In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identified its CODM as three key executives—the Chief Executive Officer, the Chief Financial Officer and the Texas Region President (formerly, the Head of Land Acquisition and Development). In determining the most appropriate reportable segments, the CODM considered similar economic and other characteristics, including geography, class of customers, product types and production processes.

During the fourth quarter of 2016, the Company re-evaluated its reportable segments under ASC 280. As a result of the departure of the Chief Operating Officer in the fourth quarter of 2015, the management structure and CODM changed during 2016. The discrete financial information that is regularly reviewed by the current CODM group is different than in the past. As such, the builder operations reportable segment now consists of three operating segments. For the nine months ended September 30, 2017, the Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consist of three operating segments: Texas, Georgia, and corporate and other. The operations of the Company's controlled builders were aggregated into the builder operations reporting segment because they have similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s builder operations and land development by centralizing certain administrative functions such as finance, treasury, information technology and human resources. The majority of corporate’s personnel and resources are primarily dedicated to activities relating to the builder operations segment. Therefore, any unallocated corporate expenses are included in the builder operations segment, within the “Corporate and other”, which accounts for 95.4% and 95.0% of total revenues for the three and nine months ended September 30, 2017, respectively, and 96.1% and 95.3% of total revenues for the three and nine months ended September 30, 2016, respectively. While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either builder operations or land development, it did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within the builder operations segment within the “Corporate and other” operating segment.

All prior period segment information has been restated to conform with the 2017 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of income or cash flows for the periods presented.

Change in Classification
During the fourth quarter ended December 31, 2016, management determined that certain indirect project costs related to field superintendents salaries and benefits, and field expenses, such as field truck, phone and travel expenses, previously classified as salary expense and selling, general and administrative expense should be classified as cost of residential units for periods prior to the fourth quarter ended December 31, 2016, to properly present cost of residential units, salary expense, and selling, general and administrative expense. We determined that the change in classification is not material to any prior period financial statements. Accordingly, we changed the classification of salary expense of $1.3 million and $3.6 million, for the three and nine months ended September 30, 2016, and selling, general and administrative expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, to cost of residential units. There was no impact to net income during the prior period as a result of the change in classification.

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

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides a more robust framework for determining whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. This standard is effective for the Company beginning on January 1, 2018. Early adoption is permitted for transactions which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures. Once adopted, the Company will analyze any future acquisitions to determine whether the transaction qualifies as a purchase of a business or an asset.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —basic	$9,280	$6,243	$23,165	$16,080
Weighted-average number of shares outstanding —basic	49,808	48,899	49,274	48,868
Basic net income attributable to Green Brick Partners, Inc. per share	$0.19	$0.13	$0.47	$0.33
Diluted net income attributable to Green Brick Partners, Inc. per share
Net income attributable to Green Brick Partners, Inc. —diluted	$9,280	$6,243	$23,165	$16,080
Weighted-average number of shares used to compute basic net income attributable to Green Brick Partners, Inc.	49,808	48,899	49,274	48,868
Dilutive effect of stock options and restricted stock awards	84	8	73	3
Weighted-average number of shares outstanding —diluted	49,892	48,907	49,347	48,871
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.19	$0.13	$0.47	$0.33

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Antidilutive options to purchase common stock and restricted stock awards	—	113	—	186

3. INVESTMENT IN UNCONSOLIDATED ENTITY

On August 15, 2017, the Company, JBGL Ownership LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“JBGL”), and GB Challenger, LLC, a newly formed Texas limited liability company (the “Challenger Subsidiary”) entered into a Membership Interest Purchase and Contribution Agreement (the “Agreement”) with The Challenger Group, Inc., a Wyoming corporation (“TCGI”), TCG Holdings, LLC, a Wyoming limited liability company (“TCG”), GTG Holdings, LLC, a Wyoming limited liability company (“GTG” and together with TCGI and TCG, the

“Challenger Entities”) and Brian R. Bahr (“Bahr”), resulting in the Company, through its interest in JBGL, and the Challenger Entities owning a 49.9% and 50.1% ownership interest, respectively, in the Challenger Subsidiary, and the Challenger Subsidiary owning all of the membership and ownership interests in the subsidiaries of the Challenger Entities named in the Agreement (“Challenger Homebuilder Subsidiaries”). As consideration for such interests, the Company agreed to issue to the Challenger Entities, or their designees, 1,497,000 shares of its common stock, par value $0.01 per share, in a private placement, with 20,000 shares of its common stock heldback pending satisfactory resolution of indemnification claims (“Holdback Shares”). The Company expects to issue the Holdback Shares during the second or third quarter of 2018; therefore, until the shares have been issued, $0.2 million has been recorded in additional paid-in capital on the condensed consolidated balance sheets. The Challenger Entities, at its discretion, may offer to sell and transfer an additional 20.1% or, in certain circumstances, all of the Challenger Entities’ interest in the Challenger Subsidiary (“Additional Membership Interests”) to the Company on or after the third anniversary of the Agreement. The Company is not required to purchase the Membership Interests. The Company incurred $0.2 million in related acquisition costs which are included in the cost basis of investment in unconsolidated entity.

The Challenger Entities operate homebuilding operations under the name Challenger Homes. The Company partnered with Challenger Homes in order to expand its business with partners that are complementary to its current builder partner group and to gain a presence in the Colorado Springs market. Challenger Homes constructs townhouses, single family homes and luxury patio homes, and is headquartered in Colorado Springs, Colorado.

The Company’s investment in the Challenger Subsidiary at August 15, 2017 of $15.1 million was more than its share of the estimated underlying net assets of the Challenger Subsidiary, resulting in a preliminary difference in basis of approximately $5.1 million, which was attributed to goodwill, which will not be amortized. The goodwill will be reviewed for impairment as part of the investment in unconsolidated entity. The Company’s investment in the Challenger Subsidiary on August 15, 2017 was determined as follows (in thousands, except per share data):

Consideration transferred at closing
Green Brick common stock issued	1,477
Price per share of Green Brick’s common stock(1)	$9.90
Fair value of common stock consideration	$14,622

Acquisition related costs	$241
Total fair value of consideration transferred at closing	$14,863

Future consideration
Holdback Shares	20
Price per share of Green Brick’s common stock(1)	$9.90
Total fair value of future consideration	$198

Total fair value of consideration	$15,061

(1)	Based upon closing price of the Company’s common stock upon the parties’ execution of the Agreement.

The Challenger Entities and the Company will direct the operations of the Challenger Homebuilder Subsidiaries through the Challenger Subsidiary, with the Company as the minority stakeholder. The Company holds two of the five board of managers (the “Managers”) seats of the Challenger Subsidiary. The Challenger Subsidiary’s six officers, employees of the Challenger Entities, were designated by the Managers for the purpose of managing the day to day operations. The Company does not have a controlling financial interest in the Challenger Subsidiary, as the Company has less than 50% of the voting interests in the Challenger Subsidiary. The Company’s investment in the Challenger Subsidiary is treated as an unconsolidated investment under the equity method of accounting, carried at cost, and included in investment in unconsolidated entity in the Company’s condensed consolidated balance sheets. The net carrying value of the Company’s investment in the Challenger Subsidiary was $15.8 million as of September 30, 2017. For the three and nine months ended September 30, 2017, there were no impairments related to our investment in this unconsolidated entity. The Company recognized $1.0 million in equity in income of unconsolidated entity from the date of the acquisition through September 30, 2017.

A summary of the preliminary unaudited condensed financial information of an unconsolidated entity that is accounted for under the equity method is as follows (in thousands):

September 30, 2017
Cash	$3,269
Accounts receivable	164
Inventory	59,320
Goodwill	4,840
Other assets	5,133
Total assets	$72,726

Accounts payable	$2,244
Accrued expenses	2,559
Notes payable	41,662
Equity	26,261
Total liabilities and equity	$72,726

Two Months Ended September 30, 2017
Revenues	$21,955
Gross profit	$5,694
Income before taxes	$1,940

4. INVENTORY

Inventory consists of land in the process of development, undeveloped land, developed lots, completed homes, raw land scheduled for development and land not owned under option agreements in Texas and Georgia. Inventory is valued at cost unless the carrying value is determined to not be recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are recoverable at the sale of the property.

A summary of inventory is as follows (in thousands):

	September 30, 2017	December 31, 2016
Completed home inventory and residential lots held for sale	$96,694	$127,679
Work in process	372,916	269,255
Undeveloped land	1,737	4,070
Land not owned under option agreements	7,022	9,293
Total Inventory	$478,369	$410,297

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our condensed consolidated statements of income.

Interest costs incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest capitalized at beginning of period	$9,425	$8,909	$9,417	$9,085
Interest incurred	1,177	742	2,955	2,267
Interest charged to cost of sales	(716)	(546)	(2,486)	(2,247)
Interest charged to interest expense	—	—	—	—
Interest capitalized at end of period	$9,886	$9,105	$9,886	$9,105

5. DEBT

Lines of Credit
Lines of credit outstanding as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Promissory note to Inwood National Bank (“Inwood”):
Revolving credit facility(1)	$20,000	$15,000
Unsecured revolving credit facility(2)	75,000	60,000
Total lines of credit	$95,000	$75,000

(1)
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.3% per annum.

On May 3, 2016, the Company amended the Credit Facility. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended Credit Facility. The maturity date has been extended to May 1, 2019. The costs of $0.1 million associated with the amendment were deferred and are included in other assets, net in our condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight line method.
Under the terms of the amended Credit Facility, the Company is required, among other things, to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Credit Facility as of September 30, 2017.

(2)
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Before the Second Amendment (as defined and discussed below), commitments under the Unsecured Revolving Credit Facility are available until the period ending December 14, 2018. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of September 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.7% per annum.
The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.
Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to, among other things, a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash (in excess of $15.0 million); 85% of the book value of model homes, construction in progress homes, sold completed homes and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).
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
On December 1, 2016, the Company, entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein, and Citibank, N.A., as administrative agent, which further amended the Credit Agreement. The Second Amendment, among other things, extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment became effective upon the payment of an upfront fee of 0.15% of the aggregate amount of any extended commitments on December 15, 2016. Additionally, Citibank, N.A. increased its commitment under the Unsecured Revolving Credit Facility from $25.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million.
On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. The costs of $0.1 million associated with this increase in commitment were deferred and are included in other assets, net in the consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
On September 1, 2017, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”), with Flagstar Bank, the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility from $110.0 million to a maximum aggregate amount of $200.0 million, which further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appoints Flagstar in the roles as the sole lead arranger and administrative agent under the Credit Agreement. The costs of $0.4 million associated with the Third Amendment were deferred and are included in other assets, net in the consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.
Additionally, under the terms of the Unsecured Revolving Credit Facility, the Company is required, among other things, to maintain compliance with various covenants, including financial covenants relating to a maximum Leverage Ratio, a minimum Interest Coverage Ratio, and a minimum Consolidated Tangible Net Worth, each as defined therein. The Company's compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Unsecured Revolving Credit Facility. The Company was in compliance with these covenants as of September 30, 2017.

Notes Payable
Notes payable outstanding as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable to unrelated third parties:
Briar Ridge Investments, LTD(1)	$9,000	$9,000
Wretched Land, LP(2)	—	713
Graham Mortgage Corporation(3)	1,204	1,235
Total notes payable	$10,204	$10,948

(1)
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum and collateralized by land purchased in Allen, Texas. Accrued interest as of September 30, 2017 was $0. In December 2016, this note was extended through December 31, 2018.

(2)
On August 19, 2016, a subsidiary of JBGL signed a promissory note for $1.4 million that was to mature on January 1, 2017, bearing interest at 2.0% per annum and collateralized by land located in Allen, Texas. $0.7 million of this note was repaid during September 2016. In December 2016, this note was extended through March 1, 2017. The note was paid off on March 1, 2017.

(3)
On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Sunnyvale, Texas.

6. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	48,955,909	$490	$273,149	$110,933	$384,572	$16,913	$401,485
Share-based compensation	—	—	215	—	215	—	215
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	214,649	2	1,767	—	1,769	—	1,769
Amortization of deferred share-based compensation	—	—	258	—	258	—	258
Withholdings from vesting of restricted stock awards	(63,057)	(1)	(585)	—	(586)	—	(586)
Common stock issued in connection with the investment in the Challenger Subsidiary	1,477,000	15	14,608	—	14,623	—	14,623
Common stock issuable in connection with the investment in the Challenger Subsidiary	—	—	198	—	198	—	198
Contributions	—	—	—	—	—	438	438
Distributions	—	—	—	—	—	(9,740)	(9,740)
Net income	—	—	—	23,165	23,165	6,420	29,585
Balance as of September 30, 2017	50,584,501	$506	$289,610	$134,098	$424,214	$14,031	$438,245

Equity Issuance in Connection with the Acquisition of an Unconsolidated Entity
On August 15, 2017, the Company entered into the Agreement pursuant to which it acquired a 49.9% membership and ownership interest in the Challenger Subsidiary which acquired all of the membership and ownership interests in the Challenger Builder Subsidiaries. As consideration for such interests, the Company agreed to issue 1,477,000 unregistered shares of its common stock, par value $0.01 per share (excluding 20,000 Holdback Shares). The issuance of the common stock by the Company was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 506 promulgated thereunder. The Company relied, in part, upon representations from each of the individuals that they are “accredited investors” as such term is defined in Rule 501 of Regulation D. See Note 3 for further discussion.

7. SHARE REPURCHASE PROGRAM

In March 2016, the Company's Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated at the discretion of our Board of Directors at any time. We intend to finance the repurchases with available cash. No shares were repurchased during the nine months ended September 30, 2017 and September 30, 2016, respectively.

8. SHARE-BASED COMPENSATION

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

Share-Based Award Activity
During the nine months ended September 30, 2017, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to Named Executive Officers (“NEOs”) and non-employee members of the Board of Directors (“BODs”). The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The BODs elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. The RSAs granted to the BODs will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company's 2018 Annual Meeting of Stockholders. The fair value of the RSAs granted to the NEOs and BODs were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 63,057 shares of common stock, at a total cost of $0.6 million, from NEOs to satisfy statutory minimum tax requirements in respect of the RSAs.

A summary of restricted stock awards activity during the nine months ended September 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2016	38	$7.51
Granted	215	$10.06
Vested	(215)	$9.57
Forfeited	—	$—
Nonvested, September 30, 2017	38	$10.25

A summary of stock option activity during the nine months ended September 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2016	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2017	500	$7.49	7.07	$1,205
Options exercisable, September 30, 2017	200	$7.49	7.07	$482

A summary of our unvested stock options during the nine months ended September 30, 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2016	300	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, September 30, 2017	300	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options issued during the nine months ended September 30, 2017 and September 30, 2016.

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $2.2 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $1.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 0.6 years. As of September 30, 2017, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.6 million which is expected to be recognized over a weighted-average period of 2.1 years.

9. INCOME TAXES

We recorded an income tax provision of $5.4 million and $13.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $3.7 million and $9.3 million for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 31.0% and 31.5%, respectively, as compared to 30.9% and 29.7% for the three and nine months ended September 30, 2016, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2017 is due to discrete tax items and the change in the ratio of non-controlled earnings relative to pre-tax book income. The effective tax rate for the three and nine months ended September 30, 2016 is driven by the statutory tax rate benefit related to non-controlled earnings and state income taxes.

10. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2017 and 2016, the Company had related party transactions through the normal course of business. These transactions include the following:

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Effective as of January 1, 2015, Centre Living’s operating agreement was amended and restated to the same general terms as with our other builders, such that Green Brick's ownership interest in Centre Living is

50% and Trevor Brickman's ownership interest is 50% for future operations beginning January 1, 2015. Subsequent to this amendment, Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $57,535 and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company's employee discount policy, the contract price results in a 13% margin. As of September 30, 2017, the Company has incurred $0.6 million in costs to construct the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of The Providence Group of Georgia L.L.C. (“TPG”), one of its controlled builders. The lots are part of a 19-home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option agreement in place, the Company purchased $0.3 million in lots during 2016, and $1.0 million during the six months ended June 30, 2017, respectively. The Company purchased all 19 lots as of June 30, 2017.

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

During March 2016, the Company purchased undeveloped land for an eventual 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Academy LLC. Contributions and profits will be 80% for the Company and 20% for the affiliated entity. Total capital contributions are estimated at $11.8 million, of which $9.4 million was contributed by the Company. The total contributions paid in 2016 were $11.2 million, of which $9.0 million was paid by the Company. The total contributions paid during the three and nine months ended September 30, 2017 was $0.0 million and $0.5 million, of which $0.0 million and $0.4 million, respectively, was paid by the Company. The Company has 80% ownership in GRBK Academy, LLC and has consolidated the entity’s results of operation and financial condition into its financial statements.

During March 2016, the Company purchased undeveloped land for an eventual 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the community for sale of the lots to TPG under GRBK Suwanee Station LLC. Contributions and profits will be 50% for the Company and 50% for the affiliated entity. Total capital contributions are estimated at $3.4 million, of which $1.7 million will be contributed by the Company. The total contributions paid in 2016 were $1.8 million, of which $0.9 million was paid by the Company. The total contributions paid during the three and nine months ended September 30, 2017 was $0.3 million and $0.7 million, of which $0.2 million and $0.4 million, respectively, was paid by the Company. The Company holds two of the three board seats and is able to exercise control over the operations of GRBK Suwanee Station LLC, and therefore has consolidated the entity’s results of operation and financial condition into its financial statements.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40-unit townhome community, Dunwoody Towneship. No deposits were paid by the Company related to these lots. The total paid for the lots during the three and nine months ended September 30, 2017, and in all of 2016 was $1.0 million and $2.3 million, and $1.8 million, respectively. The total expected to be paid for the remaining lots is $1.2 million during 2017.

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

The Company estimates that, due to their short term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of September 30, 2017 and December 31, 2016.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, inventory and long lived assets are level 3 nonfinancial instruments. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

Warranty activity, included in accrued expenses in our condensed consolidated balance sheets consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$1,503	$717	$1,210	$474
Additions	362	341	1,116	859
Charges	(324)	(205)	(785)	(480)
Ending balance	$1,541	$853	$1,541	$853

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Builder Operations
Texas	$52,597	$48,206	$149,977	$128,892
Georgia	55,840	39,871	152,202	119,545
Corporate and Other	—	—	—	—
Land Development	5,269	3,593	15,815	12,127
	$113,706	$91,670	$317,994	$260,564
Gross profit:
Builder Operations
Texas	$12,473	$11,843	$36,846	$32,096
Georgia	13,399	9,591	34,521	27,485
Corporate and Other	(2,211)	(2,144)	(6,609)	(6,555)
Land Development	1,749	1,354	4,864	4,148
	$25,410	$20,644	$69,622	$57,174
Income before taxes:
Builder Operations
Texas	$8,171	$8,006	$24,424	$20,856
Georgia	9,861	6,546	24,176	19,012
Corporate and Other	(2,255)	(3,597)	(9,274)	(11,839)
Land Development	1,516	867	3,894	3,384
	$17,293	$11,822	$43,220	$31,413

	September 30, 2017	December 31, 2016
Inventory:
Builder Operations
Texas	$107,168	$76,878
Georgia	103,901	90,859
Corporate and Other	11,792	9,834
Land Development	255,508	232,726
	$478,369	$410,297

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, building lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	risks related to holding non-controlling interests in strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to the timing and size of share repurchases, acquisitions, joint ventures and other strategic actions;

•	our debt and related service obligations;

•	required accounting changes;

•	an inability to maintain effective internal control over financial reporting; and

•
other risks and uncertainties inherent in our business including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Overview of the Business
We are a uniquely structured company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We also own a noncontrolling interest in Challenger Homes in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and the development, entitlements, design, construction, marketing and sales, and the creation of brand images at our residential neighborhoods and master planned communities. We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Our communities are located in premium locations in our core markets and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted energy-efficient homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 5,700 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to large unaffiliated homebuilders.

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

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title's core business includes title insurance, and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the nine months ended September 30, 2017 and 2016.

Equity Issuance in Connection with the Acquisition of an Unconsolidated Entity
On August 15, 2017, the Company, JBGL Ownership LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“JBGL”), and GB Challenger, LLC, a newly formed Texas limited liability company (the “Challenger Subsidiary”) entered into a Membership Interest Purchase and Contribution Agreement (the “Agreement”) with The Challenger Group, Inc., a Wyoming corporation (“TCGI”), TCG Holdings, LLC, a Wyoming limited liability company (“TCG”), GTG Holdings, LLC, a Wyoming limited liability company (“GTG” and together with TCGI and TCG, the “Challenger Entities”) and Brian R. Bahr (“Bahr”), resulting in the Company, through its interest in JBGL, and the Challenger Entities owning a 49.9% and 50.1% ownership interest, respectively, in the Challenger Subsidiary, and the Challenger Subsidiary owning all of the membership and ownership interests in the subsidiaries of the Challenger Entities named in the Agreement (“Challenger Homebuilder Subsidiaries”). As consideration for such interests, the Company agreed to issue to the Challenger Entities, or their designees, 1,497,000 shares of its common stock, par value $0.01 per share, in a private placement, with 20,000 shares of its common stock heldback pending satisfactory resolution of indemnification claims (“Holdback Shares”). The Company expects to issue the Holdback Shares during the second or third quarter of 2018; therefore, until the shares have been issued, $0.2 million has been recorded in additional paid-in capital on the condensed consolidated balance sheets. The Challenger Entities, at its discretion, may offer to sell and transfer an additional 20.1% or, in certain circumstances, all of the Challenger Entities’ interest in the Challenger Subsidiary (“Additional Membership Interests”) to the Company on or after the third anniversary of the Agreement. The Company is not required to purchase the Membership Interests. The Company incurred $0.2 million in related acquisition costs which are included in the cost basis of investment in unconsolidated entity.

The Challenger Entities operate homebuilding operations under the name Challenger Homes. The Company partnered with Challenger Homes in order to expand its business with partners that are complementary to its current builder partner group and to gain a presence in the Colorado Springs market. Challenger Homes constructs townhouses, single family homes and luxury patio homes, and is headquartered in Colorado Springs, Colorado.

The Challenger Entities, together with the Company will direct the operations of the Challenger Subsidiaries through the Challenger Subsidiary, with the Company holding a non-controlling interest. We hold two of the five board of managers (the “Managers”) seats of the Challenger Subsidiary. The Challenger Subsidiary’s six officers, employees of the Challenger Entities, were designated by the Managers for the purpose of managing the day to day operations. We do not have a controlling financial interest in the Challenger Subsidiary, as we have less than 50% of the voting interests in the Challenger Subsidiary, which is not a variable interest entity. Our investment in the Challenger Subsidiary is treated as an unconsolidated investment under the equity method of accounting, carried at cost, and included in investment in unconsolidated entity in our condensed consolidated balance sheets.

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

Overview and Outlook
The following are our key operating metrics for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016: home deliveries increased by 19.9%, home sales revenue increased by 23.5%, average selling prices increased by 3.0%, backlog units increased by 7.0%, backlog units value increased by 18.7%, average sales price of homes in backlog increased by 11.0%, and net new home orders increased by 18.1%.

The following are our key operating metrics for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016: home deliveries increased by 22.7%, home sales revenue increased by 21.8%, average selling prices decreased by 0.7%, and net new home orders increased by 16.8%.

The increase in the average sales price of homes in backlog is the result of changes in product mix of homes contracted for sale during the period and local market appreciation. From July 2016 to July 2017 homes in the Dallas and Atlanta markets appreciated by 7.3% and 5.3%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, September 2017). During the nine months ended September 30, 2017, the housing market continued to show signs of improvement, which we believe is driven by rising consumer confidence, lower interest rates, high affordability metrics, and a reduction in home inventory levels.

Our two primary markets, Dallas and Atlanta, have shown significant housing market recovery. We believe the housing market recovery is sustainable, and that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas metropolitan area ranked second in both the rate of job growth and the number of jobs added from August 2016 to August 2017 (Source: US Bureau of Labor Statistics, August 2017). The Atlanta metropolitan area ranked first in the rate of job growth and third in the number of jobs added from July 2016 to July 2017 (Source: US Bureau of Labor Statistics, July 2017). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the SEC. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Land Development
During the three months ended September 30, 2017, our land development segment revenue increased $1.4 million, or 37.1%, to $5.3 million from $3.8 million for the three months ended September 30, 2016. The increase was comprised of $0.9 million due to a 25.0% increase in finished inventory of lots delivered to 35 for the three months ended September 30, 2017, from 28 for the three months ended September 30, 2016, and $0.5 million related to an increase in the average sales price per lot of $150,529 for the three months ended September 30, 2017, from $137,259 per lot for the three months ended September 30, 2016.

During the nine months ended September 30, 2017, our land development segment revenue increased $3.4 million, or 27.8%, to $15.8 million from $12.4 million for the nine months ended September 30, 2016. The increase was comprised of $3.1 million due to a 25.3% increase in finished inventory of lots delivered of 119 for the nine months ended September 30, 2017, from 95 for the nine months ended September 30, 2016, and an increase of $0.3 million related to an increase in the average sales price per lot of $132,895 per lot for the nine months ended September 30, 2017, from $130,284 for the nine months ended September 30, 2016.

Builder Operations
During the three months ended September 30, 2017, our builder operations segment delivered 235 homes, with an average sales price of $461,434, compared to 196 homes, with an average sales price of $448,097, during the same period in 2016. During the three months ended September 30, 2017, our builder operations segment generated approximately $108.4 million in revenue compared to $87.8 million during the same period in 2016. For the three months ended September 30, 2017, net new home orders totaled 241, a 18.1% increase from the same period in 2016.

During the nine months ended September 30, 2017, our builder operations segment delivered 698 homes, with an average sales price of $432,921, compared to 569 homes, with an average sales price of $436,181, during the same period in 2016. During the nine months ended September 30, 2017, our builder operations segment generated approximately $302.2 million in revenue compared to $248.2 million during the same period in 2016. For the nine months ended September 30, 2017, net new home orders totaled 798, a 16.8% increase from the same period in 2016.

As of September 30, 2017, our builder operations segment had a backlog of 337 sold but unclosed homes, a 7.0% increase from the same period in 2016, with a total value of approximately $164.6 million, an increase of $25.9 million, or 18.7%, from September 30, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog.

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

Revenues
We primarily generate revenue through (a) the sale of lots from our land development segment to public builders and large private builders, and (b) the closing and delivery of homes through our builder operations segment. We recognize revenue on homes and lots when completed and title to, and possession of, the property have been transferred to the purchaser. All customer deposits are treated as liabilities.

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

Selling, General and Administrative Expense
Selling, general and administrative expense represents property taxes, depreciation, amortization, advertising and marketing, rent, and other administrative items, and are recorded in the period incurred.

Equity in income of unconsolidated entity
Equity in income of unconsolidated entity represents our share of net earnings or losses of an unconsolidated entity accounted for using the equity method.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that is not capitalized and amortization of related debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. All interest costs were capitalized during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Other Income, Net
Other income, net consists of net revenue from contracts where we are the general contractor and where our customers, and not our Company, own the land and improvements (“mechanics lien contracts”), net revenue from third parties for title and settlement services, and interest earned. We recognize revenue on our mechanics lien contracts on the percentage of completion method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Sale of residential units	$108,437	$87,827	$302,179	$248,187
Sale of land and lots	5,269	3,843	15,815	12,377
Total revenues	113,706	91,670	317,994	260,564
Cost of residential units	84,752	68,350	237,066	195,001
Cost of land and lots	3,544	2,676	11,306	8,389
Total cost of sales	88,296	71,026	248,372	203,390
Total gross profit	25,410	20,644	69,622	57,174
Salary expense	(5,218)	(5,256)	(15,985)	(15,886)
Selling, general and administrative expense	(4,302)	(4,130)	(12,747)	(12,275)
Operating profit	15,890	11,258	40,890	29,013
Interest expense	—	—	—	—
Equity in income of unconsolidated entity	968	—	968	—
Other income, net	435	564	1,362	2,400
Income before provision for income taxes	17,293	11,822	43,220	31,413
Income tax provision	5,364	3,657	13,635	9,340
Net income	11,929	8,165	29,585	22,073
Less: net income attributable to noncontrolling interests	2,649	1,922	6,420	5,993
Net income attributable to Green Brick Partners, Inc.	$9,280	$6,243	$23,165	$16,080

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.19	$0.13	$0.47	$0.33
Diluted	$0.19	$0.13	$0.47	$0.33

Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	49,808	48,899	49,274	48,868
Diluted	49,892	48,907	49,347	48,871

Change in Classification
Certain indirect project costs previously classified as salary expense and selling, general and administrative expense have been classified as cost of residential units for the three and nine months ended September 30, 2016 to properly present cost of residential units, salary expense, and selling, general and administrative expense. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2017	2016	Change	%
Net new home orders	241	204	37	18.1%
Number of cancellations	40	31	9	29.0%
Cancellation rate	14.2%	13.2%	1.0%	7.6%
Average selling communities	55	49	6	12.2%
Selling communities at end of period	56	49	7	14.3%
Backlog ($ in thousands)	$164,632	$138,686	$25,946	18.7%
Backlog (units)	337	315	22	7.0%
Average sales price of backlog	$488,522	$440,273	$48,249	11.0%

Net new home orders for the three months ended September 30, 2017 increased by 37 homes, or 18.1%, to 241 from 204 for the three months ended September 30, 2016. Overall absorption rate for the three months ended September 30, 2017 was an average of 4.4 per selling community (1.5 monthly), compared to an average of 4.3 per selling community (1.4 monthly) for the three months ended September 30, 2016.

Our cancellation rate was approximately 14.2% for the three months ended September 30, 2017, compared to 13.2% for the three months ended September 30, 2016. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 22 homes, or 7.0%, to 337 as of September 30, 2017 from 315 as of September 30, 2016. The dollar value of backlog units increased $25.9 million, or 18.7%, to $164.6 million as of September 30, 2017 from $138.7 million as of September 30, 2016. The increase in value of backlog units reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $48,249, or 11.0%, to $488,522 for the three months ended September 30, 2017, compared to $440,273 for the three months ended September 30, 2016. The increase in the average sales price of homes in backlog is the result of changes in product mix related to higher priced single family homes over lower priced townhomes contracted for sale during the period and local market appreciation. The average sales price of homes may fluctuate depending on the mix of typical homes delivered and sold during a period. The change in the average sales price of homes is part of our natural business cycle.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Three Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2017	2016	Change	%
New homes delivered	235	196	39	19.9%
Home sales revenue ($ in thousands)	$108,437	$87,827	$20,610	23.5%
Average sales price of homes delivered	$461,434	$448,097	$13,337	3.0%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended September 30, 2017 for our builder operations segment was 235, compared to new home deliveries of 196 for the three months ended September 30, 2016, resulting in an increase of 39 homes, or 19.9%. The increase in new home deliveries was primarily attributable to a 12.2% increase in new communities to 55 from 49.

Home sales revenue increased $20.6 million, or 23.5%, to $108.4 million for the three months ended September 30, 2017, from $87.8 million for the three months ended September 30, 2016. The increase in revenue was driven by a 19.9% increase in homes delivered to 235 for the three months ended September 30, 2017, from 196 for the three months ended September 30, 2016.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Three Months Ended September 30,
Homebuilding ($ in thousands)	2017	%	2016	%
Home sales revenue	$108,437	100.0%	$87,827	100.0%
Cost of home sales	$84,752	78.2%	$68,350	77.8%
Homebuilding gross margin	$23,685	21.8%	$19,477	22.2%

Cost of home sales for the three months ended September 30, 2017 for builder operations was $84.8 million, compared to cost of home sales of $68.4 million for the three months ended September 30, 2016, resulting in an increase of $16.4 million, or 24.0%, primarily due to the 19.9% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended September 30, 2017 for builder operations was 21.8%, compared to a gross margin percentage of 22.2% for the three months ended September 30, 2016. The increase in total homebuilding gross margin is largely due to the higher volume of homes delivered during the three months ended September 30, 2017.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$62	$54	1.2%	1.4%
Builder operations	$5,156	$5,202	4.8%	5.9%

Land Development
Salary expense for the three months ended September 30, 2017 for land development remained flat at $0.1 million, compared to the three months ended September 30, 2016.

Builder Operations
Salary expense for the three months ended September 30, 2017 for builder operations remained flat at $5.2 million, compared to the three months ended September 30, 2016.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Three Months Ended September 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$198	$345	3.8%	9.0%
Builder operations	$4,104	$3,785	3.8%	4.3%

Land Development
Selling, general and administrative expense for the three months ended September 30, 2017 for land development was $0.2 million, compared to $0.3 million for the three months ended September 30, 2016, a decrease of 42.6%.

Builder Operations
Selling, general and administrative expense for the three months ended September 30, 2017 for builder operations was $4.1 million, compared to $3.8 million for the three months ended September 30, 2016, an increase of 8.4%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 55 for the three months ended September 30, 2017 compared to 49 for the three months ended September 30, 2016. Selling, general and administrative expense as a percentage of related revenue decreased 11.6% for the three months ended September 30, 2017, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Equity in income of unconsolidated entity
Equity in income of unconsolidated entity increased to $1.0 million, or 100%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 due to our purchase of 49.9% of the membership and ownership interests in the Challenger Subsidiary which acquired all of the membership and ownership interests in the Challenger Homebuilder Subsidiaries in August 2017.

Other Income, Net
Other income, net, decreased $0.1 million, or 22.9%, to $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Income Tax Provision
Income tax expense increased $1.7 million, or 46.7%, to $5.4 million for the three months ended September 30, 2017, from $3.7 million for the three months ended September 30, 2016. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Home Orders & Backlog	2017	2016	Change	%
Net new home orders	798	683	115	16.8%
Number of cancellations	137	96	41	42.7%
Cancellation rate	14.7%	12.3%	2.4%	19.5%
Average selling communities	54	47	7	14.9%

Net new home orders for the nine months ended September 30, 2017 increased by 115 homes, or 16.8%, to 798 from 683 for the nine months ended September 30, 2016. Overall absorption rate for the nine months ended September 30, 2017 was an average of 14.8 per selling community (1.6 monthly), compared to an average of 14.6 per selling community (1.6 monthly) for the nine months ended September 30, 2016.

Our cancellation rate was approximately 14.7% for the nine months ended September 30, 2017, compared to 12.3% for the nine months ended September 30, 2016. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Nevertheless, on average, our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents home sales revenue and new homes delivered related to our builder operations segment.

	Nine Months Ended September 30,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2017	2016	Change	%
New homes delivered	698	569	129	22.7%
Home sales revenue ($ in thousands)	$302,179	$248,187	$53,992	21.8%
Average sales price of homes delivered	$432,921	$436,181	$(3,260)	(0.7)%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the nine months ended September 30, 2017 for our builder operations segment was 698, compared to new home deliveries of 569 for the nine months ended September 30, 2016, resulting in an increase of 129 homes, or 22.7%. The increase in new home deliveries was primarily attributable to a 14.9% increase in new communities to 54 from 47 and an increase in the number of homes delivered per community.

Home sales revenue increased $54.0 million, or 21.8%, to $302.2 million for the nine months ended September 30, 2017, from $248.2 million for the nine months ended September 30, 2016. The increase in revenue was driven by a 22.7% increase in homes delivered to 698 for the nine months ended September 30, 2017, from 569 for the nine months ended September 30, 2016.

Homebuilding
The table below represents cost of home sales and gross margin related to our builder operations segment.

	Nine Months Ended September 30,
Homebuilding ($ in thousands)	2017	%	2016	%
Home sales revenue	$302,179	100.0%	$248,187	100.0%
Cost of home sales	$237,066	78.5%	$195,001	78.6%
Homebuilding gross margin	$65,113	21.5%	$53,186	21.4%

Cost of home sales for the nine months ended September 30, 2017 for builder operations was $237.1 million, compared to cost of home sales of $195.0 million for the nine months ended September 30, 2016, resulting in an increase of $42.1 million, or 21.6%, primarily due to the 22.7% increase in the number of homes delivered. Homebuilding gross margin percentage for the nine months ended September 30, 2017 for builder operations was 21.5%, compared to a gross margin percentage of 21.4% for the nine months ended September 30, 2016. The increase in total homebuilding gross margin is largely due to the higher volume of homes delivered during the nine months ended September 30, 2017.

Salary Expense
The table below represents salary expense related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$171	$162	1.1%	1.3%
Builder operations	$15,814	$15,724	5.2%	6.3%

Land Development
Salary expense for the nine months ended September 30, 2017 for land development remained flat at $0.2 million, compared to the nine months ended September 30, 2016.

Builder Operations
Salary expense for the nine months ended September 30, 2017 for builder operations was $15.8 million, compared to $15.7 million for the nine months ended September 30, 2016, an increase of 0.6%. The slight increase was primarily the result of an increase in the average employee headcount and the associated costs of benefits to support the growth in our builder operations segment, partially offset by a change in how certain sales agents are paid.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses related to our land development and builder operations segments.

($ in thousands)	Nine Months Ended September 30,		As Percentage of Related Revenue
	2017	2016	2017	2016
Land development	$699	$872	4.4%	7.0%
Builder operations	$12,048	$11,403	4.0%	4.6%

Land Development
Selling, general and administrative expense for the nine months ended September 30, 2017 for land development was $0.7 million, compared to $0.9 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases in expenditures related to community costs, such as homeowners association expenses and subdivision maintenance.

Builder Operations
Selling, general and administrative expense for the nine months ended September 30, 2017 for builder operations was $12.0 million, compared to $11.4 million for the nine months ended September 30, 2016, an increase of 5.7%. The increase was primarily attributable to increases in expenditures to support the growth in our builder operations business, partially offset by decreases in accounting services and legal fees. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent expenses, professional fees, and advertising and marketing expenses. The average selling community count was 54 for the nine months ended September 30, 2017 compared to 47 for the nine months ended September 30, 2016. Selling, general and administrative expense as a percentage of related revenue decreased 13.0% for the nine months ended September 30, 2017, as a result of internal cost efficiencies, as many of our selling, general and administrative expense did not increase as we scaled up our business through organic growth.

Equity in income of unconsolidated entity
Equity in income of unconsolidated entity increased to $1.0 million, or 100.0%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 due to our purchase of 49.9% of the membership and ownership interests in the Challenger Subsidiary which acquired all of the membership and ownership interests in the Challenger Homebuilder Subsidiaries in August 2017.

Other Income, Net
Other income, net, decreased $1.0 million, or 43.3%, from $2.4 million for the nine months ended September 30, 2016, to $1.4 million for the nine months ended September 30, 2017. The decrease was due primarily to a decrease in homes built on third party lots of $0.7 million and a sale of a commercial tract of $0.4 million during the three months ended June 30, 2016, partially offset by an increase in various other income.

Income Tax Provision
Income tax expense increased $4.3 million, or 46.0%, to $13.6 million for the nine months ended September 30, 2017, from $9.3 million for the nine months ended September 30, 2016. The increase in income tax expense is due primarily to an increase in pre-tax book income.

Lots Owned and Controlled
The table below represents lots owned and controlled (including land option agreements) as of September 30, 2017 and December 31, 2016. Owned lots are those to which the Company holds title, while controlled lots are those that we have the contractual right to acquire title but do not currently own.

	September 30, 2017	December 31, 2016
Lots Owned(1)
Texas	3,326	2,998
Georgia	1,298	1,237
Total	4,624	4,235
Lots Controlled(1)(2)
Texas	780	554
Georgia	293	400
Total	1,073	954

Total Lots Owned and Controlled(1)	5,697	5,189

(1)	The land use assumptions used in the above table may change over time.

(2)	Lots controlled excludes homes under construction.

Liquidity and Capital Resources Overview
As of September 30, 2017 and December 31, 2016, we had $20.7 million and $35.2 million of cash and cash equivalents, respectively. Management believes that we have a prudent cash management strategy, including with respect to cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory, and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make share repurchases or additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2017 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for growth.

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

On August 31, 2016, we entered into a first amendment to the Unsecured Revolving Credit Facility (as defined below), which added Flagstar Bank, FSB (“Flagstar Bank”) as a lender under the Credit Agreement (as defined below), with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The first amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million. On December 1, 2016, we entered into a second amendment to the Unsecured Revolving Credit Facility, which extended the termination date to December 14, 2019 and pursuant to which Citibank, N.A. increased its commitment from $25.0 million to $35.0 million which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million. On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. On September 1, 2017, we entered into a third amendment to the Unsecured Revolving Credit Facility, which increased Flagstar Bank's commitment from $35.0 million to $70.0 million and Credit Suisse's commitment from $15.0 million to $25.0 million which in turn, increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The third amendment also increased the maximum amount of the Unsecured Revolving Credit Facility from $110.0 million to a maximum aggregate amount of $200.0 million.

Our debt to total capitalization ratio was approximately 19.9% as of September 30, 2017. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 35% to 40%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facilities
As of September 30, 2017, we had the following lines of credit (“LOC”):

On July 30, 2015, we entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which provides for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 4.3% per annum.

On May 3, 2016, we amended the Credit Facility. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the $50.0 million commitment amount over a trailing 12 month period is due on or before August 1st of each year during the term of the amended Credit Facility. The maturity date has been extended to May 1, 2019. The costs of $0.1 million associated with the amendment were deferred and are included in other assets, net in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight line method.

Under the terms of the amended Credit Facility, we are required, among other things, to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage.

On December 15, 2015, we entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A., as administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, we could, at our option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Before the Second Amendment (as defined and discussed below), commitments under the Unsecured Revolving Credit Facility were available until the period ending December 14, 2018. Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (x) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (y) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears quarterly on the last day of each March, June, September and December during such periods. As of September 30, 2017, the interest rate on outstanding borrowings under the Credit Facility was 3.7% per annum.

We pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum equal to 0.45%.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to, among other things, a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash (in excess of $15.0 million); 85% of the book value of model homes, construction in progress homes, sold completed homes and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

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

On March 6, 2017, Flagstar Bank increased its commitment under the Unsecured Revolving Credit Facility from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. The costs of $0.1 million associated with this increase in commitment were deferred and are included in other assets, net in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

On September 1, 2017, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”), with Flagstar Bank, the lenders named therein, and Citibank, N.A., as administrative agent, which amended the Credit Agreement. Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility from $110.0 million to a maximum aggregate amount of $200.0 million, which further increases are available at our option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appoints Flagstar in the roles as the sole lead arranger and administrative agent under the Credit Agreement. The costs of $0.4 million associated with the Third Amendment were deferred and are included in other assets, net in our consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight line method.

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

We were in compliance with the covenants under the LOC agreements described above as of September 30, 2017.

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

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

•
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2017 was $23.6 million, compared to $3.7 million during the nine months ended September 30, 2016. The change was primarily attributable to changes in working capital associated with (i) accounts payable, as accounts payable increased by 7.3% for the nine months ended September 30, 2017, compared to an increase of 164.2% during the nine months ended September 30, 2016, (ii) earnest money deposits, as earnest money deposits increased by 39.9% for the nine months ended September 30, 2017, compared to a decrease of 20.8% during the nine months ended September 30, 2016, (iii) accrued expenses, as accrued expense increased by 15.9% for the nine months ended September 30, 2017, compared to an increase of 95.6% during the nine months ended September 30, 2016, (iv) other assets, as other assets increased by 78.4% for the nine months ended September 30, 2017, compared to a decrease of 14.9% during the nine months ended September 30, 2016, and (v) inventory, as inventory increased by 16.6% for the nine months ended September 30, 2017, compared to a 20.7% increase in inventory for the nine months ended September 30, 2016.

•
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $0.3 million, compared to $0.3 million for the nine months ended September 30, 2016. The increase was due to cash used in investment in unconsolidated entity of $0.2 million, partially offset by a decrease in acquisition of property and equipment for the nine months ended September 30, 2017.

•
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $9.4 million, compared to $27.3 million during the nine months ended September 30, 2016. The decrease was primarily due to (i) an increase in repayments of notes payable and line of credit of $11.4 million, (ii) a net increase in distributions to noncontrolling interests and contributions from noncontrolling interests of $3.1 million, and (iii) a decrease in line of credit borrowings and proceeds from notes payable of $2.9 million during the nine months ended September 30, 2017.

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

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2016 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. Other than the new significant accounting policy below, there have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2017.

Investment in Unconsolidated Entity
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we use the equity method of accounting for our investment in an unconsolidated entity over which we exercise significant influence but do not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the unconsolidated entity’s earnings or loss, if any. We evaluate the carrying amount of the investment in unconsolidated entity for impairment in accordance with ASC 323. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entity in our condensed consolidated statements of income. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the nine months ended September 30, 2017, we did not identify indicators of impairment for our investment in unconsolidated entity.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Related Party Transactions
See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates. An increase in interest rates could cause the cost of those lines to increase. As of September 30, 2017, we had $95.0 million outstanding on these lines of credit. However, the lines of credit are subject to minimum interest rates.

Based upon the amount of lines of credit as of September 30, 2017, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $1.0 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factor in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 13, 2017, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 8, 2017, and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

Any strategic investments, joint ventures, and/or partnerships that we make could be adversely affected by our lack of sole decision making authority and conflicts of interest and disputes between us and our partners or co-venturers.
On August 15, 2017, we entered the Colorado market with the acquisition of a 49.9% interest in GB Challenger, LLC, a newly formed Texas limited liability company (the “Challenger Subsidiary”), which holds all of the equity interests in certain homebuilders operating under the name Challenger Homes. Challenger Homes builds townhouses, single family homes and luxury patio homes in Colorado Springs, Colorado. The existing investors in Challenger Homes, together with the Company will direct the operations of Challenger Homes, with the Company holding a non-controlling interest. We hold two of the five board of managers (the “Managers”) seats of the Challenger Subsidiary. The Challenger Subsidiary's six officers, which are employees of the existing investors in Challenger Homes, were designated by the Managers for the purpose of managing the day to day operations.

In the future we may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of such entities, including homebuilding, land acquisition and/or community development. If we do not have a controlling interest in these entities, we would not be in a position to exercise sole decision-making authority regarding their homebuilding, land acquisition and/or community development activities, and our investment may be illiquid due to our lack of control. Partners or co-venturers may have different economic, financial and industry positions from us which could influence their business decisions, including but not limited to strategic decision-making which they believe to be in their best interests. As a result of the foregoing, their business interests and strategies may conflict with or not be fully aligned with ours and those of our investors, which could lead to actions and results that are not in our, or in our investors’, best interests. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended September 30, 2017 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs(1)
July 1 - July 31, 2017	—	$—	—	1,000
August 1 - August 31, 2017	—	$—	—	1,000
September 1 - September 30, 2017	—	$—	—	1,000
Total	—	$—	—	1,000

(1)
Our share repurchase program was approved by our Board of Directors in March 2016 and allows us to repurchase up to 1,000,000 shares of our common stock through 2017 or a determination by the Board to discontinue the repurchase program. The share repurchase program does not obligate us to acquire any specific number of shares.

ITEM 6. EXHIBITS

Number	Description
10.1
Third Amendment to Credit Agreement, dated as of September 1, 2017, by and among Green Brick Partners, Inc., the lenders named therein, Flagstar Bank, FSB, as successor administrative agent, and Citibank, N.A., as existing administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2017).

10.2†	Employment Agreement, dated as of October 27, 2017, between the Company and Jed Dolson, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2017).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-Q
†    Management contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.
/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

/s/ Richard A. Costello
By: Richard A. Costello
Its: Chief Financial Officer

Date:    November 6, 2017