Form 10-Q
period 2018-03-31
Green Brick Partners, Inc.
filed 2018-05-07
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

The number of shares of the Registrant's common stock outstanding as of May 2, 2018 was 50,685,699.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)	(Note)
ASSETS
Cash	$34,445	$36,684
Restricted cash	4,403	3,605
Accounts receivable	1,548	1,605
Inventory	528,499	495,655
Investment in unconsolidated entity	17,653	16,878
Property and equipment, net	2,108	804
Earnest money deposits	23,374	22,038
Deferred income tax assets, net	27,780	31,211
Other assets, net	3,382	3,750
Total assets	$643,192	$612,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$20,226	$22,354
Accrued expenses	16,286	18,465
Customer and builder deposits	22,698	21,447
Borrowings on lines of credit	135,000	107,000
Notes payable	9,914	9,926
Total liabilities	204,124	179,192
Commitments and contingencies	—	—
Stockholders’ equity
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value: 100,000,000 shares authorized; 50,685,699 and 50,598,901 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	507	506
Additional paid-in capital	290,773	289,938
Retained earnings	137,106	125,903
Total Green Brick Partners, Inc. stockholders’ equity	428,386	416,347
Noncontrolling interests	10,682	16,691
Total stockholders’ equity	439,068	433,038
Total liabilities and stockholders’ equity	$643,192	$612,230

Note: The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Sale of residential units	$120,366	$93,397
Sale of land and lots	7,899	5,940
Total revenues	128,265	99,337
Cost of residential units	94,509	73,761
Cost of land and lots	6,626	4,290
Total cost of sales	101,135	78,051
Total gross profit	27,130	21,286
Salary expense	6,938	5,435
Selling, general and administrative expense	5,825	4,278
Operating profit	14,367	11,573
Equity in income of unconsolidated entity	1,536	—
Other income, net	708	542
Income before taxes	16,611	12,115
Income tax provision	3,372	3,889
Net income	13,239	8,226
Less: Net income attributable to noncontrolling interests	2,036	2,029
Net income attributable to Green Brick Partners, Inc.	$11,203	$6,197

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,577	48,958
Diluted	50,718	49,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,239	$8,226
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	402	88
Share-based compensation expense	1,248	1,912
Deferred income taxes	3,431	3,347
Equity in income of unconsolidated entity	(1,536)	—
Distributions of income from unconsolidated entity	761	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	57	(420)
(Increase) decrease in inventory	(33,948)	3,152
Increase in earnest money deposits	(1,336)	(624)
Decrease (increase) in other assets	367	(739)
Decrease in accounts payable	(2,128)	(2,004)
(Decrease) increase in accrued expenses	(2,179)	633
Increase in customer and builder deposits	1,251	2,979
Net cash (used in) provided by operating activities	(20,371)	16,550
Cash flows from investing activities:
Purchase of property and equipment	(601)	—
Net cash used in investing activities	(601)	—
Cash flows from financing activities:
Borrowings from lines of credit	38,000	5,000
Repayments of lines of credit	(10,000)	(17,500)
Repayments of notes payable	(12)	(725)
Withholdings of taxes from vesting of restricted stock awards	(412)	(586)
Contributions from noncontrolling interests	—	88
Distributions to noncontrolling interests	(8,045)	(4,597)
Net cash provided by (used in) financing activities	19,531	(18,320)
Net decrease in cash and restricted cash	(1,441)	(1,770)
Cash and restricted cash at beginning of period	40,289	39,602
Cash and restricted cash at end of period	$38,848	$37,832
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid (received) for taxes, net of refunds	$(46)	$36
Supplemental disclosure of noncash investing activities:
Increase in land not owned under option contracts	$—	$857

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

When used in these notes, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the combined company, Green Brick Partners, Inc. and its subsidiaries. We are a diversified homebuilding and land development company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia. We also own a noncontrolling interest in Challenger Homes in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation
The Company evaluated its wholly-owned subsidiaries and controlled builders under ASC 810, Consolidation (“ASC 810”) and concluded that each controlled builder is a variable interest entity (“VIE”). The Company owns a 50% equity interest and has 51% of the voting interest in each controlled builder. In addition, the Company holds two of the three board seats for each controlled builder and is able to exercise control over the operations of each controlled builder. The Company accounts for its controlled builders under the variable interest model and is the primary beneficiary of each controlled builder in accordance with ASC 810. Therefore, the financial statements of the controlled builders are consolidated in the condensed consolidated financial statements following the variable interest model. All intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for its investment in an unconsolidated entity over which it exercises significant influence but does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entity’s earnings or losses, if any, is included in the condensed consolidated statements of income.

Seasonality
Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or subsequent periods.

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

Variable Interest Entities and Noncontrolling Interests
The Company accounts for VIEs in accordance with ASC 810. In accordance with ASC 810, an entity is a VIE when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity, or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE.

The Company owns 50% equity interests in several controlled builders deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. Our controlled builders are engaged in all aspects of the homebuilding process in residential neighborhoods and master planned communities in premium locations in the Dallas and Atlanta markets. We sell finished lots or option lots from third-party developers to our controlled builders for their homebuilding operations and provide them with construction financing and strategic planning. The board of managers of each of the controlled builders has the power to direct the activities that significantly impact the controlled builder’s economic performance. Pursuant to the Company’s agreements with each controlled builder, it has the ability to appoint two of the three members of the board of managers of each controlled builder’s board of managers. A majority of the board of managers constitutes a quorum to transact business. No action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed at each controlled builder. The Company has the ability to control the activities of each controlled builder that most significantly impact the controlled builder’s economic performance. Such activities include, but are not limited to, involvement in the day to day capital and operating decisions, the ability to determine the budget and plan, the ability to control financing decisions, and the ability to acquire additional land or dispose of land. In addition, the Company has the right to receive the expected residual returns and obligation to absorb the expected losses of each controlled builder through the pro rata profits and losses we are allocated based on our ownership interest. Therefore, the financial statements of the controlled builders are consolidated in the Company’s condensed consolidated financial statements following the variable interest model. The noncontrolling interests attributable to the 50% minority interests owned by our controlled builders are included as noncontrolling interests in the Company’s condensed consolidated financial statements.

Our controlled builders’ creditors have no recourse against us. The assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of March 31, 2018 totaled $49.0 million, of which $0.8 million was cash and $44.0 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2017 totaled $52.2 million, of which $0.9 million was cash and $47.8 million was inventory.

Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identifies its CODM as four key executives—the Chief Executive Officer, Chief Financial Officer, President of Texas Region and Chief Accounting Officer. In determining the most appropriate reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types and production processes. The Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consists of two operating segments: Texas and Georgia. The operations of the Company’s controlled builders were aggregated into the Texas and Georgia operating segments based on similar (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations are reported as a non-operating segment and include activities which support the Company’s builder operations, land development and title operations through centralization of certain administrative functions such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate and other segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development operating segments.

While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either builder operations or land development, the results of such operations do not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within the corporate and other segment.

The Company uses the equity method of accounting for its investment in an unconsolidated entity (Challenger Subsidiary) over which it exercises significant influence but does not have a controlling interest. The Challenger Subsidiary constructs townhouses, single family homes and luxury patio homes, and is headquartered in Colorado Springs, Colorado. While the operations of the Challenger Subsidiary meet the criteria for an operating segment within the builder operations segment, such operations did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Challenger Subsidiary’s results are included within the corporate and other segment.

Recent Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, on January 1, 2018. ASU 2014-09 was codified into ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 using the modified retrospective method applied to contracts which were not completed as of January 1, 2018, which required the cumulative effect of the initial application of the new standard, if any, to be reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018. The Company’s revenue recognition disclosures expanded significantly under ASC 606, specifically related to the quantitative and qualitative information about performance obligations, information about contract balances, changes in contract assets and liabilities and disaggregation of revenue. The adoption of ASC 606 did not have a material effect on the Company’s condensed consolidated statements of income and there was no cumulative effect on the opening balance of retained earnings as of January 1, 2018.

As a result of the adoption of ASU 2014-09, costs related to model home furnishings are no longer capitalizable as inventory; however, such costs are capitalizable as fixed assets. As of March 31, 2018, $1.3 million of model home furnishings costs were included in property and equipment, net compared to $1.1 million included in inventory as of December 31, 2017. The related depreciation expense of $0.3 million is included in selling, general and administrative expense for the three months ended March 31, 2018 as opposed to $0.2 million included in cost of sales for the three months ended March 31, 2017. See Note 4.

The adoption of ASU 2014-09 did not require significant changes to the Company's internal controls and procedures over financial reporting and disclosures. However, we have made enhancements to existing internal controls and procedures to ensure compliance with the disclosure requirements of the new standard.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash receipts and cash payments. This standard was adopted by the Company on January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. This standard was effective for the Company beginning January 1, 2018; however, the Company elected to early adopt this standard as of January 1, 2017. As a result of the adoption of this standard, the Company no longer presents the change in restricted cash in the operating activities section of the consolidated statement of cash flows.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides a more robust framework for determining whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. This standard was effective for the Company beginning on January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures. The Company will analyze any future acquisitions to determine whether the transaction qualifies as a purchase of a business or an asset.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This standard was effective for the Company beginning on January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share using the treasury stock method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Green Brick Partners, Inc. per share:
Net income attributable to Green Brick Partners, Inc.	$11,203	$6,197

Weighted-average number of shares outstanding —basic	50,577	48,958
Basic net income attributable to Green Brick Partners, Inc. per share	$0.22	$0.13

Weighted-average number of shares outstanding —basic	50,577	48,958
Dilutive effect of stock options and restricted stock awards	141	59
Weighted-average number of shares outstanding —diluted	50,718	49,017
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.22	$0.13

There were no potentially dilutive securities with antidilutive effect for the three months ended March 31, 2018 and 2017 that could potentially dilute earnings per share in the future.

3. INVENTORY

Inventory consists of land in the process of development, developed lots, completed homes, model homes and raw land scheduled for development. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to net realizable value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are anticipated to be recoverable at the sale of the property.

A summary of inventory is as follows (in thousands):

	March 31, 2018	December 31, 2017
Completed home inventory and residential lots held for sale	$117,889	$106,043
Work in process and land under development	410,610	389,612
Total inventory	$528,499	$495,655

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest capitalized at beginning of period	$10,474	$9,417
Interest incurred	1,628	893
Interest charged to cost of sales	(881)	(875)
Interest capitalized at end of period	$11,221	$9,435

4. REVENUE RECOGNITION

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method which requires the cumulative effect of the initial application of the new standard, if any, to be reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018. There was no cumulative effect of the initial application of ASC 606 on the Company's consolidated financial statements.

Contracts with Customers
The Company derives revenues from two primary sources: the closing and delivery of homes through our builder operations segment and the sale of lots through our land development segment to homebuilders. All of our revenue is from contracts with customers.

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographic Market
Texas homebuilding	$71,548	$—	$50,670	$—
Georgia homebuilding	48,818	—	42,727	—
Texas land development	—	3,999	—	5,753
Georgia land development	—	3,900	—	187
Total revenues	$120,366	$7,899	$93,397	$5,940

Type of Customer
Homebuyers	$120,366	$—	$93,397	$—
Homebuilders	—	7,899	—	5,940
Total revenues	$120,366	$7,899	$93,397	$5,940

Product Type
Residential units	$120,366	$—	$93,397	$—
Land and lots	—	7,899	—	5,940
Total revenues	$120,366	$7,899	$93,397	$5,940

Timing of Revenue Recognition
Transferred at a point in time	$120,366	$7,899	$93,397	$5,940
Total revenues	$120,366	$7,899	$93,397	$5,940

Contract Balances
The Company requires homebuyers to submit a deposit for home purchases and for third-party builders to submit a deposit in connection with land sale or lot option contracts. The deposits serve as a guarantee for performance under homebuilding and land sale or development contracts. Cash received as customer deposits is reflected as customer and builder deposits on the condensed consolidated balance sheets.

Contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Customer and builder deposits	$22,698	$21,447	$17,067	$14,088

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts. The amount of homebuyer deposits on residential units held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2018 and 2017 was $3.2 million and $2.3 million, respectively. The amount of homebuilder deposits on land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

Performance Obligations
The Company’s contracts with homebuyers contain a single performance obligation. The performance obligation is satisfied when the home is completed and legal title has been transferred to the buyer. The Company does not have any variable consideration associated with home sales transactions.

Lot option contracts contain multiple performance obligations. The performance obligations are satisfied as the lots are closed and legal title has been transferred to the builder. For lot option contracts, individual performance obligations are accounted for separately. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Certain lot option contracts require escalations in lot price over the option period. Any escalator is not collectible until the lot closing occurs. While we recognize lot escalators as variable consideration within the transaction price, we do not recognize escalator revenue until a builder closes on a lot subject to an escalator as the escalator relates to general inflation and holding costs.

Occasionally, the Company sells developed and undeveloped land parcels. If the land parcel is developed prior to the sale of the land, the revenue is recognized at closing since we deliver a single performance obligation in the form of a developed parcel. We also recognize revenue at closing on undeveloped land parcel sales as there are no other obligations beyond delivering the undeveloped land.

Homebuyers are not obligated to pay for a home until the closing and delivery of the home; the selling price of a home is based on the contract price adjusted for any change orders, which are considered modifications of the contract price.

Our homebuilder customers are not obligated to pay for developed lots prior to control of the lots and any associated improvements being transferred to them. The term of our lot option contracts is generally based upon the number of lots being purchased and the agreed upon lot takedown schedule, which can be in excess of one year. Lots cannot be taken down until development is substantially complete. There is no significant financing component related to our third-party lot sales.

The Company does not sell warranties outside of the customary workmanship warranties provided on homes or developed lots at the time of sale. The warranties offered to homebuyers and to customers of developed lots are short term, with the exception of ten-year warranties on structural concerns for homes. As these are assurance-type warranties, there is no separate performance obligation related to warranties provided.

There was no revenue recognized during the three months ended March 31, 2018 and 2017 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $107.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2018	$35,773
2019	47,500
2020	19,567
2021	4,536
Total	$107,376

The lot takedowns are contingent upon a number of factors, including customer needs, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

Our contracts with homebuyers have a duration of less than one year. As such, the Company uses the practical expedient as allowed under ASC 606 and has not disclosed the transaction price allocated to remaining performance obligations as of the end of the reporting period.

Significant Judgments and Estimates
There are no significant judgments involved in the recognition of completed home sales. The performance obligation of delivering a completed home is satisfied upon the sale closing when title transfers to the homebuyer.

There are no significant judgments involved in the recognition of land sales or developed lots sales. The performance obligation of delivering land or developed lots is satisfied upon the closing of the sale when title transfers to the homebuilder.

Contract Costs
In connection with the adoption of ASC 606, the Company adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs.

The Company pays sales commissions to employees and/or outside realtors related to individual home sales which are expensed as incurred at the time of closing. Commissions on the sale of land parcels are also expensed as incurred upon closing.

The Company also pays quarterly builder incentives to employees which are based on the time it takes to build individual homes. The builder incentives do not represent incremental costs that would require capitalization as we would incur these costs whether or not we sold the home. As such, we will continue to recognize builder incentives as salary expense at the time they are paid.

Costs incurred for model homes, advertising, and sales salaries do not qualify for capitalization under ASC 340-40 as they are not incremental costs of obtaining a contract. As such, we expense these costs to selling, general and administrative expense and salary expense as incurred. Costs incurred related to model home furnishings are capitalized and included in property and equipment, net.

5. BUSINESS COMBINATION

On April 26, 2018, the Company acquired all of the assets of GHO Homes and affiliates and acquired an 80% controlling equity interest in a newly formed subsidiary, GRBK GHO Homes, LLC (“GRBK GHO”). The previous owner of GHO Homes will continue to serve as president and will be a 20% partner in GRBK GHO. GRBK GHO operates primarily in the Vero Beach, Florida market and is engaged in land and lot development and all aspects of the homebuilding process. The acquisition allowed us to expand our operations into a new geographic market, constructing townhouses, single family homes, patio homes, and luxury homes.
The total consideration consisted of $33.2 million paid to the owner of GHO Homes, which is subject to a purchase price adjustment based on the final audited balance sheet of GHO Homes as of the closing date. The owner of GHO Homes contributed $8.3 million to GRBK GHO for his 20% interest in GRBK GHO. Under the terms of the purchase agreement, we may be obligated to pay additional consideration if certain performance targets are met for any calendar year, or portion thereof, over the three-year period following the acquisition date.
As of May 7, 2018, we had not finalized the purchase price accounting for the acquisition due to the minimal amount of time between the acquisition date and the filing of the Quarterly Report on Form 10-Q. The identification and valuation of the tangible assets acquired and identifiable intangible assets are not yet complete. In addition, transaction costs, including legal fees, related to the closing are still being incurred. During the completion of the purchase price accounting, we will also evaluate the deductibility of goodwill for tax purposes and assess the useful lives of identified intangible assets.
As of March 31, 2018, we had incurred integration costs of approximately $32.3 thousand, which have been expensed as incurred and are included in selling, general and administrative expense.
6. DEBT

Lines of Credit
Lines of credit outstanding as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility	$45,000	$32,000
Unsecured revolving credit facility	90,000	75,000
Total lines of credit	$135,000	$107,000

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2018, the interest rate on outstanding borrowings under the Credit Facility was 4.75% per annum.

On May 3, 2016, the Company amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12 month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and are included in other assets, net in the condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight-line method.

During 2017, the Company amended the Credit Facility several times for the purpose of adding additional land holdings as collateral. On October 27, 2017, the Company amended the Credit Facility to increase the commitment amount from $50.0 million to $75.0 million. This amendment temporarily waived the borrowing base through March 31, 2018, after which the borrowing base was reinstated. During the temporary borrowing base waiver, the Credit Facility was governed by a loan-to-value ratio not to exceed 70%.

Under the terms of the amended Credit Facility, the Company is required to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants as of March 31, 2018.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A. ("Citibank"), as administrative agent, providing for a senior, unsecured revolving credit facility with an aggregate lending commitment of $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Citibank and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of March 31, 2018, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 4.32% per annum. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, sold completed homes and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

On August 31, 2016, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, FSB (“Flagstar Bank”), the lenders named therein, and Citibank, as administrative agent. The First Amendment added Flagstar Bank as a lender, with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million.

On December 1, 2016, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein and Citibank, as administrative agent. The Second Amendment extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment required an upfront fee of 0.15% of the aggregate amount of extended commitments on December 15, 2016. Additionally, Citibank increased its commitment from $25.0 million to $35.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million.

On March 6, 2017, Flagstar Bank increased its commitment from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. The costs of $0.1 million associated with this increase in commitment were deferred and are included in other assets, net in the condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On September 1, 2017, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”), with Flagstar Bank, the lenders named therein, and Citibank, as administrative agent. Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $110.0 million to $200.0 million. Further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appointed Flagstar Bank in the roles of sole lead arranger and administrative agent. Costs of $0.4 million associated with the Third Amendment were deferred and are included in other assets, net in the condensed consolidated balance sheets. The Company is amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On December 1, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”), with the lenders named therein, and Flagstar Bank, as administrative agent. The Fourth Amendment extended the termination date with respect to commitments to December 14, 2020. The extension required an upfront fee of 0.15% of the aggregate amount of extended commitments on December 15, 2017 which was deferred and included in other assets, net in our consolidated balance sheets. The Company is amortizing these debt insurance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On March 12, 2018, the Company, Flagstar Bank, as administrative agent, and JPMorgan Chase Bank, N.A. (“JPMorgan”) executed a new lender supplement to add JPMorgan as a lender under the Credit Agreement, with an initial commitment of $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $130.0 million to $160.0 million. The increased borrowing capacity became effective March 27, 2018.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants as of March 31, 2018.

Notes Payable
Notes payable outstanding as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Briar Ridge Investments, LTD	$9,000	$9,000
Graham Mortgage Corporation	914	926
Total notes payable	$9,914	$9,926
Briar Ridge Investments, LTD
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0%, and collateralized by land in Allen, Texas. Accrued interest as of March 31, 2018 was $0.1 million. In December 2016, this note was extended through December 31, 2018.

Graham Mortgage Corporation
On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum, and collateralized by land located in Sunnyvale, Texas. Accrued interest as of March 31, 2018 was $42.8 thousand.

7. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is as follows (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	50,598,901	$506	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of shares withheld for employee taxes	66,798	1	668	—	669	—	669
Amortization of deferred share-based compensation	—	—	96	—	96	—	96
Common stock issued in connection with the investment in the Challenger Subsidiary	20,000	—	—	—	—	—	—
Distributions	—	—	—	—	—	(8,045)	(8,045)
Net income	—	—	—	11,203	11,203	2,036	13,239
Balance as of March 31, 2018	50,685,699	$507	$290,773	$137,106	$428,386	$10,682	$439,068

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2018, there were 50,685,699 shares of common stock issued and outstanding.

During the three months ended March 31, 2018, 20,000 shares of common stock were issued as additional consideration for the investment in Challenger Subsidiary upon resolution of terms for such holdback shares.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (“BOD”) has the authority, subject to any limitations imposed by law or NASDAQ listing rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers, if any, the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series. As of March 31, 2018, there were no shares of preferred stock issued and outstanding.

Share Repurchase Program
In March 2016, the Company’s BOD authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program expired in 2017. No shares were repurchased under the program.

Section 382 Transfer Restrictions
If we were to experience an ownership change, Section 382 of the Internal Revenue Code imposes an annual limitation which could impact the utilization of our net operating loss carryforwards. To reduce the likelihood of such an ownership change, our BOD implemented certain transfer restrictions, including Article V of the Company’s Certificate of Incorporation, and a Section 382 rights agreement regarding preservation of our net operating loss carryforwards. On March 27, 2014, the BOD declared a dividend of one preferred share purchase right with respect to each outstanding share of common stock to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a price of $30.00 per one one-thousandth of a share, subject to adjustment as provided in the Section 382 rights agreement. The dividend was payable to stockholders of record at the close of business on April 7, 2014. As of March 31, 2018, the rights agreement has not been triggered.

8. SHARE-BASED COMPENSATION

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

Share-Based Award Activity
During the three months ended March 31, 2018, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to Named Executive Officers (“NEOs”). The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The fair value of the RSAs were recorded as share-based compensation expense on the grant date. The Company withheld 39,228 shares of common stock from NEOs, at a total cost of $0.4 million, to satisfy statutory minimum tax requirements related to the RSAs.

A summary of shared-based awards activity during the three months ended March 31, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2017	38	$10.25
Granted	106	$9.95
Vested	(106)	$9.95
Forfeited	—	$—
Nonvested, March 31, 2018	38	$10.25

A summary of stock option activity during the three months ended March 31, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2017	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2018	500	$7.49	6.57	$1,705
Options exercisable, March 31, 2018	300	$7.49	6.57	$1,023

A summary of our unvested stock options during the three months ended March 31, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2017	200	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, March 31, 2018	200	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options granted during the three months ended March 31, 2018 and March 31, 2017.

Share-Based Compensation Expense
Share-based compensation expense was $1.2 million and $1.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years. As of March 31, 2018, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.5 million which is expected to be recognized over a weighted-average period of 1.6 years.

9. INCOME TAXES

We recorded an income tax provision of $3.4 million and $3.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was 20.3% and 32.1%, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and imposes significant limitations on certain corporate deductions and credits. The Tax Act places future limitations on the usage of net operating loss carryforwards generated in the year ended December 31, 2018 and after.

The Tax Act is comprehensive, containing several other provisions, some of which will not materially impact the Company. The estimates of the Tax Act may be adjusted in future periods as required. Future implementation guidance from the Internal Revenue Service, clarifications of state tax law, or the completion of the Company’s 2017 tax return filings could all affect the estimated financial statement impact of the Tax Act. The SEC staff issued Staff Accounting Bulletin 118 which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. The decrease in the effective tax rate for the three months ended March 31, 2018 is due to the impact of compliance with the Tax Act, discrete tax items and the change in the ratio of noncontrolled earnings relative to pre-tax income.

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three months ended March 31, 2018.

10. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company had related party transactions through the normal course of business. These transactions include the following:

In 2012, we formed Centre Living Homes, LLC (“Centre Living”), a builder that focuses on a limited number of homes and luxury townhomes each year in the Dallas, Texas market. Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the president of Centre Living. Green Brick’s ownership interest in Centre Living is 50% and Trevor Brickman’s ownership interest is 50%. Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $115,740 and $56,445 as of March 31, 2018 and December 31, 2017, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%. The home was completed in 2017 and the Company incurred $0.6 million in costs to construct the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of The Providence Group of Georgia L.L.C. (“TPG”), one of its controlled builders. The lots are part of a 19 home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option contract in place, the Company purchased $0.5 million in lots during the three months ended March 31, 2017. There were no lots remaining to be purchased as of December 31, 2017.

During March 2016, the Company purchased undeveloped land for development of an 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 80% by the Company and 20% by the affiliated entity. Total capital contributions through March 31, 2018 are $11.7 million. There were no contributions made to, or distributions received from, the partnership in the three months ended March 31, 2018. Total contributions to the partnership during the three months ended March 31, 2017 were $0.4 million, of which 80% was paid by the Company. Total distributions from the partnership during the three months ended March 31, 2017 were $5.0 million, of which $4.0 million, was paid to the Company. The Company has consolidated the entity’s results of operations and financial condition into its financial statements based on our 80% ownership.

During March 2016, the Company purchased undeveloped land for development of a 73 unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity. Total capital contributions through March 31, 2018 are $2.5 million. There were no contributions made to the partnership in the three months ended March 31, 2018 or 2017. Total distributions made by the partnership during the three months ended March 31, 2018 and 2017 were $0.7 million and $0.4 million, respectively, of which $0.3 million and $0.2 million, respectively, was paid to the Company. The Company holds two of the three board seats and is able to exercise control over the operations of the partnership, and therefore has consolidated the entity’s results of operations and financial condition into its financial statements.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40 unit townhome community, Dunwoody Towneship. No deposits were paid by the Company related to these lots. The Company purchased the remaining 26 lots during the year ended December 31, 2017 for $3.3 million, of which $0.7 million was paid during the three months ended March 31, 2017.

In February 2017, Richard A. Costello paid a $110,000 deposit to Centre Living Homes, LLC on a townhome. During the fourth quarter of 2017, Mr. Costello closed on the townhome for approximately $525,000. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

In February 2017, Jed Dolson paid a $110,000 deposit to Centre Living Homes, LLC on a townhome. During the fourth quarter of 2017, as allowed for in the Company’s employee discount policy, Mr. Dolson assigned his rights to purchase the townhome to his sister-in-law. The townhome was sold in the fourth quarter of 2017 for approximately $475,000. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

11. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and notes payable. Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, accounts receivable, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. Level 2 financial instruments include: borrowings on lines of credit and notes payable.

Due to the short-term nature and floating interest rate terms, the carrying amounts of notes payable and borrowings on lines of credit are deemed to approximate fair value.

The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of March 31, 2018 and December 31, 2017.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include items such as inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to net realizable value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. During the three months ended March 31, 2018 and March 31, 2017, the Company did not record any fair value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit. Such letters of credit are issued by financial institutions and commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform under the relevant contract. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The expiration dates of the letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, the letters of credit are automatically extended, without amendment, for one year. As of March 31, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

Warranties
The Company offers homeowners a comprehensive third party warranty on each home. Homes are generally covered by a one year warranty for defects and products used, two years for electrical, mechanical and plumbing systems, and ten years for qualified and defined structural defects. Developed lot sales are generally covered by a customary one year warranty on excavation and retaining walls.

The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. Warranty accruals are included within accrued expenses in the condensed consolidated balance sheets.

Warranty activity consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$2,083	$1,210
Additions	434	312
Charges	(281)	(191)
Ending balance	$2,236	$1,331

Commitments
The Company has leases associated with office space in Georgia and Texas which are classified as operating leases. Rent expense under these leases is included in selling, general and administrative expense in the condensed consolidated statements of income.

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts.

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

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues:(1)
Builder operations
Texas	$71,548	$50,670
Georgia	52,718	42,727
Land development	3,999	5,940
Corporate and other(2)	—	—
Total revenues	$128,265	$99,337

Gross profit:(1)
Builder operations
Texas	$17,017	$12,310
Georgia	11,864	9,348
Land development	1,285	1,828
Corporate and other(2)	(3,036)	(2,200)
Total gross profit	$27,130	$21,286

Income (loss) before taxes:
Builder operations
Texas	$11,100	$8,375
Georgia	7,978	6,102
Land development	1,019	1,505
Corporate and other(2)(3)	(3,486)	(3,867)
Total income (loss) before taxes	$16,611	$12,115

	March 31, 2018	December 31, 2017
Inventory:
Builder operations
Texas	$113,320	$110,872
Georgia	101,996	99,613
Land development	299,761	272,542
Corporate and other(2)(4)	13,422	12,628
Total inventory	$528,499	$495,655

(1)
Builder operations segment revenue does not equal revenue from the sale of residential units included in the consolidated statements of income in periods when our controlled builders have sales of land or lots, which for the three months ended March 31, 2018 and 2017 were $3.9 million and $0.0 million, respectively. Revenue from such sales is included in builder operations segment revenue as it relates to builder operations, and included in revenue from sale of land and lots in the condensed consolidated statements of income.

(2)	Corporate and other is comprised principally of general corporate expenses associated with administrative functions such as finance, treasury, information technology and human resources.

(3)	Corporate and other income (loss) before taxes includes results from Green Brick Title and Challenger Subsidiary.

(4)	Corporate and other inventory consists of capitalized overhead and interest related to work in process and land under development.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	the unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	the failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	the interpretation of or changes to tax, labor and environmental laws;

•	the timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, lots and housing inventories;

•	volatility of mortgage interest rates;

•	the unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	risks related to holding noncontrolling interests in strategic investments, joint ventures, partnerships and/or acquisitions;

•	the inability to obtain suitable bonding for the development of housing projects where required;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	the occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	the seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	the failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future, or adverse resolution of, litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to acquisitions, joint ventures and other strategic actions;

•	changes in our debt and related service obligations;

•	required accounting changes;

•	inability to maintain effective internal control over financial reporting; and

•
other risks and uncertainties inherent in our business, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

ITEM 2. MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 6,300 home sites in premium locations in the Dallas and Atlanta markets. We consider premium locations to be lot supply constrained with high housing demand and where much of the surrounding land has already been developed. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to third-party homebuilders.

We sell finished lots to our controlled builders or option lots from third-party developers for our builders' homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our controlled builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of typically 20% or more and by providing construction financing at an interest rate of approximately 13.8% or 16.5%. Our income is further enhanced by our 50% equity interest in the profits of our controlled builders. In addition, the land we sell to third-party builders typically generates an unlevered IRR of 20% or greater.

References to our “controlled builders” refer to our homebuilding subsidiaries in which we own a 50% equity interest and have a 51% voting interest. In addition, we have the ability to appoint two of the three members of the board of managers of each controlled builder; therefore we are able to exercise control over the operations of each controlled builder.

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

During the first quarter of 2015, we formed Green Brick Title, LLC (“Green Brick Title”), our wholly-owned title company. Green Brick Title’s core business includes providing title insurance and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the three months ended March 31, 2018 and 2017.

Definitions
In the following discussion, “backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period, “cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period, “net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period, and “overall absorption rate” refers to the rate at which net new home orders are contracted per selling community during the relevant period. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit is returned to the prospective purchaser (other than with respect to certain design-related deposits, which we retain). Accordingly, backlog may not be indicative of our future revenue.

Overview and Outlook
The following are our key operating metrics for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017: home deliveries increased by 18.1%, home sales revenue increased by 28.9%, average sales price of homes delivered increased by 9.1%, backlog units increased by 60.1%, backlog units value increased by 56.0%, average sales price of homes in backlog decreased by 2.5%, and net new home orders increased by 51.2%.

From January 2017 to January 2018, homes in the Dallas and Atlanta markets appreciated by 6.9% and 6.5%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, March 2018). During the three months ended March 31, 2018, the housing market continued to show strength, which we believe is driven by consumer confidence, interest rates that are at a lower end of the historical spectrum, high affordability metrics, and a reduction in home inventory levels.

We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked second in both the rate of job growth and the number of jobs from February 2017 to February 2018 (Source: US Bureau of Labor Statistics, February 2018). The Atlanta area ranked fifth in the rate of year over year job growth as of February 2018 (Source: US Bureau of Labor Statistics, February 2018). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and applicable regulations of the SEC. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Builder Operations
During the three months ended March 31, 2018, our builder operations segment delivered 267 homes with an average sales price of $450,809, compared to 226 homes with an average sales price of $413,261 during the three months ended March 31, 2017. During the three months ended March 31, 2018, our builder operations segment generated approximately $124.3 million in revenue compared to $93.4 million during the three months ended March 31, 2017. For the three months ended March 31, 2018, net new home orders totaled 434, a 51.2% increase from the three months ended March 31, 2017.

As of March 31, 2018, our builder operations segment had a backlog of 477 homes, a 60.1% increase from March 31, 2017, with a total value of approximately $226.5 million, an increase of $81.4 million, or 56.0%, from March 31, 2017.

The decrease in the average sales price of homes in backlog is the result of changes in product mix related to the sale of lower priced townhomes compared to higher priced single family homes during the period, partially offset by local market appreciation. The average sales price of homes may increase or decrease depending on the mix of homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

During the three months ended March 31, 2018, our builder operations segment revenue included $3.9 million related to the sale of 24 finished lots by one of our controlled builders compared to no lot sales by our controlled builders during the three months ended March 31, 2017.

Land Development
During the three months ended March 31, 2018, our land development segment revenue decreased $1.9 million, or 32.7%, to $4.0 million from $5.9 million for the three months ended March 31, 2017. This was due to a reduction in the number of lots delivered to 24 lots for the three months ended March 31, 2018 from 47 lots for the three months ended March 31, 2017. In addition, there was a decrease in the average sales price per lot to $118,727 for the three months ended March 31, 2018 from $126,386 for the three months ended March 31, 2017. This decrease was partially offset by an increase in revenue from the sale of one undeveloped land parcel during the three months ended March 31, 2018 for $1.2 million, compared to no parcel sales during the three months ended March 31, 2017.

Revenues
We primarily generate revenue through the closing and delivery of homes through our builder operations segment and the sale of lots from our land development segment to third-party homebuilders. We recognize revenue on homes and lots at a point in time, when completed and title to, and possession of, the property have been transferred to the purchaser. All customer deposits are treated as liabilities.

Cost of Sales
Lot acquisition, materials, other direct costs, interest and other indirect costs related to the acquisition, development, and construction of lots and homes are capitalized until the homes are complete, after which they are expensed. Direct and indirect costs of developing residential lots and constructing homes are allocated based on the relative sales price of the lots. Capitalized costs are charged to earnings when the related revenue is recognized.

Salary Expense
Salary expense represents salaries, benefits and share-based compensation, and is recorded in the period incurred.

Selling, General and Administrative Expense
Selling, general and administrative expense represents property taxes, depreciation, amortization, advertising and marketing, rent, and other administrative items, and is recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that are not capitalized and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. All interest costs were capitalized during the three months ended March 31, 2018 and March 31, 2017.

Equity in Income of Unconsolidated Entity
Equity in income of unconsolidated entity represents our share of net earnings or losses of an unconsolidated entity accounted for using the equity method.

Other Income, Net
Other income, net primarily consists of net revenue from contracts where we are the general contractor and where our customers, and not our Company, own the land and improvements (“mechanics lien contracts”), net revenue from third parties for title and settlement services, and interest earned. We recognize revenue on our mechanics lien contracts over time as the performance obligations are met.

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

We establish reserves for uncertain tax positions that reflect our best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. We recognize interest and penalties related to uncertain tax positions in income tax provision on the consolidated statements of income. Accrued interest and penalties are included within accrued expenses on the consolidated balance sheets. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Condensed Consolidated Financial Data
The consolidated historical financial data presented below is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Sale of residential units	$120,366	$93,397
Sale of land and lots	7,899	5,940
Total revenues	128,265	99,337
Cost of residential units	94,509	73,761
Cost of land and lots	6,626	4,290
Total cost of sales	101,135	78,051
Total gross profit	27,130	21,286
Salary expense	6,938	5,435
Selling, general and administrative expense	5,825	4,278
Operating profit	14,367	11,573
Equity in income of unconsolidated entity	1,536	—
Other income, net	708	542
Income before taxes	16,611	12,115
Income tax provision	3,372	3,889
Net income	13,239	8,226
Less: Net income attributable to noncontrolling interests	2,036	2,029
Net income attributable to Green Brick Partners, Inc.	$11,203	$6,197

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,577	48,958
Diluted	50,718	49,017

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment.

	Three Months Ended March 31,		Increase (Decrease)
New Home Orders and Backlog	2018	2017	Change	%
Net new home orders	434	287	147	51.2%
Number of cancellations	50	53	(3)	(5.7)%
Cancellation rate	10.3%	15.6%	(5.3)%	(34.0)%
Average selling communities	55	51	4	7.8%
Selling communities at end of period	54	52	2	3.8%
Backlog ($ in thousands)	$226,516	$145,164	$81,352	56.0%
Backlog (units)	477	298	179	60.1%
Average sales price of backlog	$474,876	$487,128	$(12,252)	(2.5)%

Net new home orders for the three months ended March 31, 2018 increased by 147 homes, or 51.2%, to 434 from 287 for the three months ended March 31, 2017. Our overall absorption rate for the three months ended March 31, 2018 was an average of 8.0 per selling community (2.7 monthly), compared to an average of 5.5 per selling community (1.8 monthly) for the three months ended March 31, 2017.

Our cancellation rate was approximately 10.3% for the three months ended March 31, 2018, compared to 15.6% for the three months ended March 31, 2017. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average. Our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 179 homes, or 60.1%, to 477 as of March 31, 2018 from 298 as of March 31, 2017. The dollar value of backlog units increased $81.4 million, or 56.0%, to $226.5 million as of March 31, 2018 from $145.2 million as of March 31, 2017. The increase in value of backlog units reflects an increase in the number of homes in backlog. Our average sales price of homes in backlog decreased $12,252, or 2.5%, to $474,876 for the three months ended March 31, 2018, compared to $487,128 for the three months ended March 31, 2017. The decrease in the average sales price is the result of changes in product mix related to the sale of lower priced townhomes compared to higher priced single family homes during the period, partially offset by local market appreciation.

New Homes Delivered and Home Sales Revenue
The table below represents new homes delivered and home sales revenue.

	Three Months Ended March 31,		Increase (Decrease)
New Homes Delivered and Home Sales Revenue	2018	2017	Change	%
New homes delivered	267	226	41	18.1%
Home sales revenue ($ in thousands)	$120,366	$93,397	$26,969	28.9%
Average sales price of homes delivered	$450,809	$413,261	$37,548	9.1%

New home deliveries (excluding existing completed homes sold, but not yet closed) for the three months ended March 31, 2018 were 267, compared to new home deliveries of 226 for the three months ended March 31, 2017, resulting in an increase of 41 homes, or 18.1%. The increase in new home deliveries was primarily attributable to a 40.2% increase in the backlog of units sold entering the first quarter from $108.0 million at December 31, 2016 to $151.5 million at December 31, 2017.

Home sales revenue increased $27.0 million, or 28.9%, to $120.4 million for the three months ended March 31, 2018, from $93.4 million for the three months ended March 31, 2017. The increase in revenue was driven by the increase in homes delivered for the three months ended March 31, 2018.

Land and Lots Sales Revenue
The table below represents lots sold and land and lots sales revenue.

	Three Months Ended March 31,		Increase (Decrease)
Land and Lots Sales Revenue	2018	2017	Change	%
Lots sold	48	47	1	2.1%
Lots sales revenue ($ in thousands)	$6,749	$5,940	$809	13.6%
Average sales price of lots sold	$140,604	$126,383	$14,221	11.3%
Land sales revenue ($ in thousands)	$1,150	$—	$1,150	—%
The number of lots sold for the three months ended March 31, 2018 was 48 compared to 47 lots sold for the three months ended March 31, 2017, resulting in an increase of one lot, or 2.1%. Of the 48 lots sold during the three months ended March 31, 2018, 24 lots were sold by one of our controlled builders, resulting in revenue of $3.9 million which is included in our builder operations segment revenue.
Lot sales revenue increased $0.8 million, or 13.6% to $6.7 million for the three months ended March 31, 2018, from $5.9 million for the three months ended March 31, 2017. The increase in revenue was driven by an 11.3% increase in the average lot price from $126,383 to $140,604 per lot.
One land parcel was sold during the three months ended March 31, 2018 compared to no parcel sales in the three months ended March 31, 2017.
Homebuilding Gross Margin
The table below represents the components of homebuilding gross margin.

	Three Months Ended March 31,
Homebuilding Gross Margin ($ in thousands)	2018	%	2017	%
Home sales revenue	$120,366	100.0%	$93,397	100.0%
Cost of home sales	$94,509	78.5%	$73,761	79.0%
Homebuilding gross margin	$25,857	21.5%	$19,636	21.0%

Cost of home sales for the three months ended March 31, 2018 was $94.5 million, compared to cost of home sales of $73.8 million for the three months ended March 31, 2017, resulting in an increase of $20.7 million, or 28.1%, primarily due to the 18.1% increase in the number of homes delivered. Homebuilding gross margin percentage for the three months ended March 31, 2018 was 21.5%, compared to a gross margin percentage of 21.0% for the three months ended March 31, 2017.

Salary Expense
The table below represents salary expense by operating segment.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$5,552	$4,641	4.6%	5.0%
Land development	$83	$55	1.1%	0.9%

Builder Operations
Salary expense for builder operations for the three months ended March 31, 2018 was $5.6 million, compared to $4.6 million for the three months ended March 31, 2017, an increase of 19.6%, driven by the increase in new home sales.

Land Development
Salary expense for land development for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

Corporate and Other
Salary expense for the corporate and other non-operating segment for the three months ended March 31, 2018 was $1.3 million compared to $0.7 million for the three months ended March 31, 2017, an increase of $0.6 million related to unallocated accrued compensation costs.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expenses by operating segment.

($ in thousands)	Three Months Ended March 31,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$4,509	$3,018	3.7%	3.2%
Land development	$239	$195	3.0%	3.3%

Builder Operations
Selling, general and administrative expense for builder operations for the three months ended March 31, 2018 was $4.5 million, compared to $3.0 million for the three months ended March 31, 2017, an increase of 49.4%. The increase was primarily attributable to increases in expenditures to support the growth in home sales. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of related revenue increased 50 basis points for the three months ended March 31, 2018, driven by an increase in costs for professional services and insurance.

Land Development
Selling, general and administrative expense for land development for the three months ended March 31, 2018 remained relatively flat at $0.2 million compared to the three months ended March 31, 2017.

Corporate and Other
Selling, general and administrative expense for the corporate and other non-operating segment for the three months ended March 31, 2018 remained relatively flat at $1.1 million compared to the three months ended March 31, 2017.

Equity in Income of Unconsolidated Entity
Equity in income of unconsolidated entity increased to $1.5 million, or 100%, for the three months ended March 31, 2018, compared to no comparable income in the three months ended March 31, 2017 due to our purchase of 49.9% of the membership and ownership interests in the Challenger Subsidiary in August 2017.

Other Income, Net
Other income, net of $0.7 million did not change substantially for the three months ended March 31, 2018 as compared to $0.5 million for the three months ended March 31, 2017.

Income Tax Provision
Income tax expense decreased $0.5 million, or 13.3%, to $3.4 million for the three months ended March 31, 2018, from $3.9 million for the three months ended March 31, 2017. The decrease is due to the decrease in the federal corporate tax rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and imposed significant limitations on certain corporate deductions and credits. The Tax Act places future limitations on the usage of net operating loss carryforwards generated in the year ended December 31, 2018 and after. The Tax Act is comprehensive, containing several other provisions, some of which will not materially impact the Company. The estimates of the Tax Act may be adjusted in future periods as required. Future implementation guidance from the Internal Revenue Service, clarifications of state tax law, or the completion of the Company’s 2017 tax return filings could all affect the estimated financial statement impact of the Tax Act. The SEC staff issued Staff Accounting Bulletin 118 which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods will materially impact the Company’s financial condition or results of operations.

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three months ended March 31, 2018.

Lots Owned and Controlled
The table below represents the lots we owned or controlled, including lot option contracts, as of March 31, 2018 and December 31, 2017 by market. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but do not currently own.

	March 31, 2018	December 31, 2017
Lots Owned
Texas	3,439	3,196
Georgia	1,377	1,299
Total lots owned	4,816	4,495
Lots Controlled
Texas	1,125	1,390
Georgia	377	334
Total lots controlled	1,502	1,724

Total lots owned and controlled(1)	6,318	6,219

(1)	Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of March 31, 2018 and December 31, 2017, we had $34.4 million and $36.7 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and inventory acquisition and development. We intend to generate cash from the sale of inventory and intend to redeploy the net cash generated from the sale of inventory to acquire and develop lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2018 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community's stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home construction and land development was previously incurred. We are actively acquiring and developing lots in our primary markets in order to maintain and grow our lot supply.

Our debt to total capitalization ratio was approximately 25.3% as of March 31, 2018. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facility
On July 30, 2015, we entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of our subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2018, the interest rate on outstanding borrowings under the Credit Facility was 4.75% per annum.

On May 3, 2016, we amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. Beginning on August 1, 2017, a non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12 month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and are included in other assets, net in the condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Credit Facility using the straight-line method.

During 2017, we amended the Credit Facility several times for the purposes of adding additional land holdings as collateral. On October 27, 2017, we amended the Credit Facility to increase the commitment amount from $50.0 million to $75.0 million. This amendment temporarily waived the borrowing base through March 31, 2018, after which the borrowing base was reinstated. During the temporary borrowing base waiver, the Credit Facility was governed by a loan-to-value ratio not to exceed 70%.

Under the terms of the amended Credit Facility, we are required to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. We were in compliance with these financial covenants as of March 31, 2018.

Unsecured Revolving Credit Facility
On December 15, 2015, we entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A. ("Citibank"), as administrative agent, providing for a senior, unsecured revolving credit facility with an aggregate lending commitment of $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment (as defined and discussed below) increased the maximum amount of the Unsecured Revolving Credit Facility, we could, at our option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Citibank and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of March 31, 2018, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 4.32% per annum. We pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, sold completed homes and speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

On August 31, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment”), with Flagstar Bank, FSB ("Flagstar Bank"), the lenders named therein, and Citibank, as administrative agent. The First Amendment added Flagstar Bank as a lender, with an initial commitment of $20.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum amount of the Unsecured Revolving Credit Facility to a maximum aggregate amount of $110.0 million.

On December 1, 2016, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), with the lenders named therein and Citibank, as administrative agent. The Second Amendment extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019. The Second Amendment required an upfront fee of 0.15% of the aggregate amount of extended commitments on December 15, 2016. Additionally, Citibank increased its commitment from $25.0 million to $35.0 million which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $60.0 million to $70.0 million.

On March 6, 2017, Flagstar Bank increased its commitment from $20.0 million to $35.0 million, which increased the aggregate lending commitments available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. The costs of $0.1 million associated with this increase in commitment were deferred and are included in other assets, net in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On September 1, 2017, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”), with Flagstar Bank, the lenders named therein, and Citibank, as administrative agent. Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $110.0 million to $200.0 million. Further increases are available at our option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appointed Flagstar Bank in the roles of sole lead arranger and administrative agent. Costs of $0.4 million associated with the Third Amendment were deferred and are included in other assets, net in our condensed consolidated balance sheets. We are amortizing these debt issuance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On December 1, 2017, we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”), with the lenders named therein, and Flagstar Bank, as administrative agent. The Fourth Amendment extended the termination date with respect to commitments to December 14, 2020. The extension required an upfront fee of 0.15% of the aggregate amount of extended commitments on December 15, 2017 which was deferred and included in other assets, net in our consolidated balance sheets. We are amortizing these debt insurance costs to interest expense over the term of the Unsecured Revolving Credit Facility using the straight-line method.

On March 12, 2018, the Company, Flagstar Bank, as administrative agent, and JPMorgan Chase Bank, N.A. (“JPMorgan”) executed a new lender supplement to add JPMorgan as a lender under the Credit Agreement, with an initial commitment of $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $130.0 million to $160.0 million. The increased borrowing capacity became effective March 27, 2018.

Under the terms of the Unsecured Revolving Credit Facility, we are required to maintain compliance with various financial covenants including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. We were in compliance with these financial covenants as of March 31, 2018.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing on December 13, 2017, bearing interest at 6.0% per annum, and collateralized by land purchased in Allen, Texas. In December 2016, this note was extended through December 31, 2018.

On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum, and collateralized by land located in Allen, Texas.

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

•
Operating activities. Net cash used in operating activities for the three months ended March 31, 2018 was $20.4 million, compared to $16.6 million provided by operating activities during the three months ended March 31, 2017. The change was primarily attributable to changes in working capital associated with (i) a decrease in accounts payable and accrued expenses of 10.6% for the three months ended March 31, 2018, compared to a decrease of 4.7% during the three months ended March 31, 2017, (ii) an increase in earnest money deposits of 6.1% for the three months ended March 31, 2018, compared to an increase of 3.4% during the three months ended March 31, 2017, and (iii) an increase in inventory of 6.6% for the three months ended March 31, 2018, compared to a 1.0% decrease in inventory for the three months ended March 31, 2017.

•
Investing activities. Net cash used in investing activities for the three months ended March 31, 2018 was $0.6 million, compared to $0.0 million for the three months ended March 31, 2017. The change was due to cash used in purchases of property and equipment for the three months ended March 31, 2018.

•
Financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $19.5 million, compared to $18.3 million used by financing activities during the three months ended March 31, 2017. The change was primarily due to (i) an increase in line of credit borrowings of $33.0 million, (ii) a decrease in repayments of lines of credit and notes payable of $8.2 million, and (iii) an increase in distributions to noncontrolling interests of $3.4 million during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land purchase contracts with third-party developers in order to procure lots for the construction of our homes. We are subject to customary obligations associated with such contracts. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with lot sellers as a method of acquiring lots in staged takedowns, which are the schedules that dictate when lots must be purchased to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Lot option contracts generally require us to pay a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices which typically include escalations in lot price over time. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

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

During the ordinary course of business, certain regulatory agencies and municipalities require us to post letters of credit. Such letters of credit are issued by financial institutions and commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform under the relevant contract. If this were to occur, we would be required to reimburse the issuer of the letter of credit. The expiration dates of the letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, the letters of credit are automatically extended, without amendment, for one year. As of March 31, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively. We do not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future.

Inflation
Homebuilding operations can be adversely impacted by inflation, primarily from higher land prices, and increased costs of financing, labor, materials and construction. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to our customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2017 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of March 31, 2018, we had $135.0 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of March 31, 2018, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $1.4 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, we made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018.

ITEM 6. EXHIBITS

Number	Description
10.1†
Employment Agreement, effective as of January 15, 2018, between the Company and Richard A. Costello, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2018).

10.2†	Form of Other Stock-Based Award Award Agreement, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2018).
10.3†	Form of Performance Compensation Award Award Agreement, (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 3, 2018).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:    May 7, 2018