Form 10-Q
period 2018-06-30
Green Brick Partners, Inc.
filed 2018-08-06
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

The number of shares of the Registrant's common stock outstanding as of August 1, 2018 was 50,719,884.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash	$37,069	$36,684
Restricted cash	4,132	3,605
Receivables	6,205	1,605
Inventory	581,368	496,054
Investment in unconsolidated entities	19,490	16,878
Property and equipment, net	3,454	804
Earnest money deposits	25,451	22,038
Deferred income tax assets, net	22,891	31,211
Intangible assets, net	275	—
Goodwill	1,725	—
Other assets	2,989	2,124
Total assets	$705,049	$611,003
LIABILITIES AND EQUITY
Accounts payable	$19,501	$22,354
Accrued expenses	21,128	18,465
Customer and builder deposits	33,988	21,447
Borrowings on lines of credit	166,395	105,773
Notes payable	1,205	9,926
Contingent consideration	628	—
Total liabilities	242,845	177,965
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	6,672	—
Equity
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value: 100,000,000 shares authorized; 50,719,884 and 50,598,901 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	507	506
Additional paid-in capital	290,842	289,938
Retained earnings	151,975	125,903
Total Green Brick Partners, Inc. stockholders’ equity	443,324	416,347
Noncontrolling interests	12,208	16,691
Total equity	455,532	433,038
Total liabilities and equity	$705,049	$611,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sale of residential units	$143,878	$100,345	$264,244	$193,742
Sale of land and lots	11,132	4,606	19,031	10,546
Total revenues	155,010	104,951	283,275	204,288
Cost of residential units	112,316	78,553	206,825	152,314
Cost of land and lots	8,076	3,472	14,702	7,762
Total cost of sales	120,392	82,025	221,527	160,076
Total gross profit	34,618	22,926	61,748	44,212
Salary expense	6,737	5,332	13,675	10,767
Selling, general and administrative expense	7,280	4,167	13,105	8,445
Operating profit	20,601	13,427	34,968	25,000
Equity in income of unconsolidated entities	2,279	—	3,815	—
Other income, net	1,350	386	2,058	928
Income before taxes	24,230	13,813	40,841	25,928
Income tax provision	5,235	4,382	8,607	8,271
Net income	18,995	9,431	32,234	17,657
Less: Net income attributable to noncontrolling interests	4,126	1,742	6,162	3,771
Net income attributable to Green Brick Partners, Inc.	$14,869	$7,689	$26,072	$13,886

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.29	$0.16	$0.52	$0.28
Diluted	$0.29	$0.16	$0.51	$0.28
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,664	49,047	50,620	49,003
Diluted	50,783	49,123	50,751	49,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,234	$17,657
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,038	172
Share-based compensation expense	1,421	2,072
Deferred income taxes	8,320	7,024
Equity in income of unconsolidated entities	(3,815)	—
Distributions of income from unconsolidated entities	1,958	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,391)	67
Increase in inventory	(43,439)	(25,582)
Increase in earnest money deposits	(2,894)	(3,174)
Increase in other assets	(635)	(1,063)
(Decrease) increase in accounts payable	(7,073)	1,222
Increase in accrued expenses	1,507	138
Increase in customer and builder deposits	3,468	5,204
Net cash (used in) provided by operating activities	(12,301)	3,737
Cash flows from investing activities:
Business combination, net of acquired cash	(25,347)	—
Investments in unconsolidated entities	(755)	—
Purchase of property and equipment	(1,178)	—
Net cash used in investing activities	(27,280)	—
Cash flows from financing activities:
Borrowings from lines of credit	95,500	27,500
Payments of debt issuance costs	(150)	(70)
Repayments of lines of credit	(35,000)	(28,500)
Repayments of notes payable	(9,022)	(735)
Withholdings of taxes from vesting of restricted stock awards	(412)	(586)
Contributions from noncontrolling interests	—	293
Distributions to noncontrolling interests	(10,423)	(9,470)
Net cash provided by (used in) financing activities	40,493	(11,568)
Net increase (decrease) in cash and restricted cash	912	(7,831)
Cash, beginning of period	36,684	35,157
Restricted cash, beginning of period	3,605	4,445
Cash and restricted cash, beginning of period	40,289	39,602
Cash, end of period	37,069	27,297
Restricted cash, end of period	4,132	4,474
Cash and restricted cash, end of period	$41,201	$31,771
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for taxes, net of refunds	$1,579	$2,206
Supplemental disclosure of noncash investing activities:
Decrease in land not owned under option contracts	$—	$1,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

When used in these notes, references to the “Company”, “Green Brick”, “we”, “us” or “our” refer to the combined company, Green Brick Partners, Inc. and its subsidiaries. We are a diversified homebuilding and land development company that combines residential land development and homebuilding. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders, with operations focused in the metropolitan areas of Dallas, Texas and Atlanta, Georgia, as well as Vero Beach, Florida. We also own a noncontrolling interest in GB Challenger, LLC (“Challenger Homes”) in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales, and the creation of brand images at our residential neighborhoods and master planned communities.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Our operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation
The Company evaluates its wholly-owned subsidiaries and controlled builders under ASC 810, Consolidation (“ASC 810”). The Company owns a 50% equity interest and has 51% of the voting interest in the Dallas and Atlanta based controlled builders. The Company accounts for the Dallas and Atlanta based controlled builders under the variable interest model and is the primary beneficiary of each of these controlled builders in accordance with ASC 810. Therefore, the financial statements of these controlled builders are consolidated in the condensed consolidated financial statements.

The Company recently acquired an 80% controlling interest in GRBK GHO Homes, LLC (“GHO Homes”) and therefore is required to consolidate 100% of GHO Homes within its consolidated financial statements. The 20% interest which the Company does not own is accounted for as a redeemable noncontrolling interest.

All intercompany balances and transactions with wholly-owned subsidiaries and controlled builders have been eliminated in consolidation.

The Company uses the equity method of accounting for its investment in unconsolidated entities over which it exercises significant influence but does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities' earnings or losses, if any, is included in the condensed consolidated statements of income.

Seasonality
Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or subsequent periods.

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

Receivables
Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, amounts collectible from third-party escrow agents related to closings on land, lot and residential unit sales, and amounts collectible related to mechanics lien contracts, as well as income tax receivables.
Variable Interest Entities and Noncontrolling Interests
The Company accounts for variable interest entities (“VIEs”) in accordance with ASC 810. In accordance with ASC 810, an entity is a VIE when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity, or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE.

The Company owns 50% equity interests in the Dallas and Atlanta based controlled builders and 80% equity interest in the recently acquired GHO Homes in Vero Beach, Florida. The Dallas and Atlanta based controlled builders are deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. We sell finished lots or option lots from third-party developers to the Dallas and Atlanta based controlled builders for their homebuilding operations and provide each of the controlled builders with construction financing and strategic planning. The board of managers of each of the controlled builders has the power to direct the activities that significantly impact the controlled builder’s economic performance. Pursuant to the Company’s agreements with each controlled builder, it has the ability to appoint two of the three members to each controlled builder’s board of managers. A majority of the board of managers constitutes a quorum to transact business. No action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed at each controlled builder. The Company has the ability to control the activities of each controlled builder that most significantly impact the controlled builder’s economic performance. Such activities include, but are not limited to, involvement in the day to day capital and operating decisions, the ability to determine the budget and plan, the ability to control financing decisions, and the ability to acquire additional land or dispose of land. In addition, the Company has the right to receive the expected residual returns and obligation to absorb the expected losses of each controlled builder through the pro rata profits and losses we are allocated based on our ownership interest. Therefore, the financial statements of the Dallas and Atlanta based controlled builders are consolidated in the Company’s condensed consolidated financial statements following the variable interest model. The noncontrolling interests attributable to the 50% minority interests owned by the Dallas and Atlanta based controlled builders are included as noncontrolling interests in the Company’s condensed consolidated financial statements.

The Company consolidates the financial statements of GHO Homes under the voting interest model as the Company owns 80% of the outstanding voting shares of the builder. The noncontrolling interest attributable to the 20% minority interest owned by our Florida based partner is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements. See Note 8.

Our controlled builders’ creditors have no recourse against us. The assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of June 30, 2018 totaled $57.8 million, of which $0.4 million was cash and $49.3 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2017 totaled $56.1 million, of which $0.9 million was cash and $47.8 million was inventory.

Investment in Unconsolidated Entities
The Company uses the equity method of accounting for its investment in consolidated entities over which it exercises significant influence but does not have a controlling interest.

In August 2017, the Company expanded into the Colorado Springs, Colorado market through a 49.9% equity interest in Challenger Homes which constructs townhomes, single family homes and luxury patio homes.

In March 2018, the Company formed a joint venture with a title company in Georgia to provide title closing and settlement services to our Atlanta based builder. The Company, through its controlled builder, The Providence Group of Georgia, L.L.C. (“TPG”), owns a 49% equity interest in Providence Group Title, LLC (“Providence Title”).

In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage services to our builders. The Company owns a 49% equity interest in Green Brick Mortgage, LLC (“Green Brick Mortgage”) which is expected to initiate lending activities later in 2018.

Debt Issuance Costs
Debt issuance costs represent costs incurred related to the revolving and unsecured credit facilities, including amendments thereto, and reduce the carrying amount of debt on the condensed consolidated balance sheets. These costs are capitalized to inventory over the term of the related debt facility using the straight-line method.

Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and reviewed regularly by the chief operating decision maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company identifies its CODM as four key executives—the Chief Executive Officer, Chief Financial Officer, President of Texas Region and Chief Accounting Officer. In determining the most appropriate reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types and production processes. The Company’s operations are organized into two reportable segments: builder operations and land development. Builder operations consists of three operating segments: Texas, Georgia and Florida. The operations of the Company’s controlled builders were aggregated into these operating segments based on similar (1) economic characteristics, including geography; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.

Corporate operations are reported as a non-operating segment and include activities which support the Company’s builder operations, land development and title operations through centralization of certain administrative functions such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate and other segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development segments.

While Green Brick Title, LLC (“Green Brick Title”) operations are not economically similar to either builder operations or land development, the results of such operations do not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Green Brick Title’s results are included within the corporate and other segment.

While the operations of Challenger Homes meet the criteria for an operating segment within the builder operations segment, such operations did not meet the quantitative thresholds, as discussed in ASC 280, to be separately reported and disclosed. As such, Challenger Homes’ results are included within the corporate and other segment.

Business Combinations
Acquisitions are accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). In connection with our acquisition of GHO Homes, we determined that we obtained control of a business and inputs, processes and outputs in exchange for cash. All material assets and liabilities, including contingent consideration, will be measured and recognized at fair value as of the date of the acquisition to reflect the purchase price, which is expected to result in goodwill. A preliminary allocation of the purchase price has been completed as of June 30, 2018. Refer to Note 2 for further information regarding the purchase price allocation and related acquisition accounting.

Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805. Goodwill is assessed for impairment at least annually, or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present.

Intangible Assets
Intangible assets, net consists of the estimated fair value of home construction contracts that were acquired upon closing of the acquisition of GHO Homes. A high degree of judgment is made by management on assumptions, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets. The identified home construction contracts intangible asset is amortized to cost of residential units as income on the related contracts is earned, over a period of two years.

Recent Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, on January 1, 2018 (“ASU 2014-09”). ASU 2014-09 was codified into ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 using the modified retrospective method applied to contracts which were not completed as of January 1, 2018, which required the cumulative effect of the initial application of the new standard, if any, to be reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018. The Company’s revenue recognition disclosures expanded significantly under ASC 606, specifically related to the quantitative and qualitative information about performance obligations, information about contract balances, changes in contract assets and liabilities and disaggregation of revenue. The adoption of ASC 606 did not have a material effect on the Company’s condensed consolidated statements of income and there was no cumulative effect on the opening balance of retained earnings as of January 1, 2018.

As a result of the adoption of ASU 2014-09, costs related to model home furnishings are no longer capitalizable as inventory; however, such costs are capitalizable as fixed assets. As of June 30, 2018, $1.8 million of model home furnishings costs were included in property and equipment, net compared to $1.1 million included in inventory as of December 31, 2017. The related depreciation expense of $0.8 million is included in selling, general and administrative expense for the six months ended June 30, 2018 as opposed to $0.5 million included in cost of sales for the six months ended June 30, 2017. See Note 5. The adoption of ASU 2014-09 did not require significant changes to the Company's internal controls and procedures over financial reporting and disclosures. However, we have made enhancements to existing internal controls and procedures to ensure continued compliance with the disclosure requirements of the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity that leases assets to classify the leases as either finance or operating leases and to record assets and liabilities for the rights and obligations created by long-term leases, regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. This standard is effective for the Company beginning January 1, 2019 and must be adopted using a modified retrospective approach. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles including providing additional guidance on what an entity should consider in determining the classification of certain cash receipts and payments. This standard was adopted by the Company as of January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides a more robust framework for determining whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. This standard was effective for the Company beginning January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASU 2017-09. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This standard was effective for the Company beginning January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

2. BUSINESS COMBINATION

On April 26, 2018, the Company acquired substantially all of the assets of GHO Homes in a series of transactions that resulted in the Company owning an 80% controlling equity interest in GHO Homes. The previous owner of GHO Homes continues to serve as president and is a 20% partner in GHO Homes. GHO Homes operates primarily in the Vero Beach, Florida market and is engaged in land and lot development, as well as all aspects of the homebuilding process. The acquisition allowed us to expand our operations into a new geographic market, constructing single family homes and patio homes.
The total consideration of $33.9 million consisted of $33.2 million in cash paid to the previous owner of GHO Homes and $0.6 million of contingent consideration. The purchase price is subject to adjustment based on the audited equity of GHO Homes as of the closing date, which is pending completion as of August 6, 2018. Under the terms of the purchase agreement, we may be obligated to pay the contingent consideration if certain annual performance targets are met over the three-year period following the acquisition date.
In accordance with ASC 805, all material assets and liabilities, including contingent consideration, are measured and recognized at fair value as of the date of the acquisition to reflect the purchase price.

The Company has completed a preliminary allocation of the purchase price as of the acquisition date and expects to finalize the allocation within one year from the date of acquisition. The following is a summary of our provisional estimate of the fair value of assets acquired and liabilities assumed (in thousands):

Assets acquired
Cash	$7,895
Inventory	42,711
Property and equipment	1,376
Goodwill (1)	1,725
Home construction contracts	300
Other assets	957
Total assets	$54,964
Liabilities assumed
Note payable	$300
Accrued expenses and other liabilities	5,375
Customer deposits	9,073
Total liabilities	$14,748
Redeemable noncontrolling interest	$6,346
Net assets acquired (2)	$33,870

(1)	Goodwill is expected to be fully deductible for tax purposes.

(2)	Contingent consideration of $0.6 million is included in the fair value of net assets acquired.

The purchase price allocation reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales pace and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs and may vary significantly between communities. The valuation of redeemable noncontrolling interest is based on a market approach, considering the equity contribution made by the 20% partner, adjusted for control and marketability factors.

Acquired inventory consists of both land under development and work in process inventory, as well as completed homes held for sale. The valuation of inventory, acquired trade name and the final determination of value of redeemable noncontrolling interest are pending completion of independent third-party appraisals and other valuation procedures. The valuation of the remaining assets and liabilities is pending the completion of an audit of the April 26, 2018 balance sheet of GHO Homes. The allocation to goodwill represents the excess of the purchase price, including contingent consideration, over the estimated fair value of assets acquired and liabilities assumed.

GHO Homes' results of operations, which include homebuilding revenues of $10.9 million and income before tax of $0.9 million, are included in the accompanying condensed consolidated statements of income for the period from April 26, 2018 through June 30, 2018.

The supplemental pro forma information for revenue and earnings of the Company as though the above business combination had occurred as of January 1, 2017 is impractical to provide due to the fact that consolidated reporting for the specific group of entities acquired had not existed prior to the acquisition.

As of June 30, 2018, we had incurred integration costs of approximately $0.2 million related to the acquisition, which have been expensed as incurred and are included in selling, general and administrative expense.

3. NET INCOME ATTRIBUTABLE TO GREEN BRICK PARTNERS, INC. PER SHARE

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Green Brick Partners, Inc.	$14,869	$7,689	$26,072	$13,886

Weighted-average number of shares outstanding —basic	50,664	49,047	50,620	49,003
Basic net income attributable to Green Brick Partners, Inc. per share	$0.29	$0.16	$0.52	$0.28

Weighted-average number of shares outstanding —basic	50,664	49,047	50,620	49,003
Dilutive effect of stock options and restricted stock awards	119	76	131	67
Weighted-average number of shares outstanding —diluted	50,783	49,123	50,751	49,070
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.29	$0.16	$0.51	$0.28

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Antidilutive options to purchase common stock and restricted stock awards	9	—	19	—

4. INVENTORY

Inventory consists of raw land scheduled for development, land in the process of development, developed lots, completed homes, and model homes. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to net realizable value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are anticipated to be recoverable at the sale of the property.

A summary of inventory is as follows (in thousands):

	June 30, 2018	December 31, 2017
Completed home inventory and residential lots held for sale	$144,935	$106,043
Work in process and land under development	436,433	390,011
Total inventory	$581,368	$496,054

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and/or lots are closed.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest capitalized at beginning of period	$11,221	$9,435	$10,474	$9,417
Interest incurred	2,006	885	3,634	1,778
Interest charged to cost of sales	(1,084)	(895)	(1,965)	(1,770)
Interest capitalized at end of period	$12,143	$9,425	$12,143	$9,425

5. REVENUE RECOGNITION

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method which required the cumulative effect of the initial application of the new standard, if any, to be reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018. There was no cumulative effect of the initial application of ASC 606 on the Company's consolidated financial statements.

Contracts with Customers
The Company derives revenues from two primary sources: the closing and delivery of homes through our builder operations segment and the sale of lots to homebuilders through our land development segment. All of our revenue is from contracts with customers.

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographic Market
Texas	$66,893	$10,692	$46,710	$3,991
Georgia	66,116	440	53,635	615
Florida	10,869	—	—	—
Total revenues	$143,878	$11,132	$100,345	$4,606

Type of Customer
Homebuyers	$143,878	$—	$100,345	$—
Homebuilders	—	11,132	—	4,606
Total revenues	$143,878	$11,132	$100,345	$4,606

Product Type
Residential units	$143,878	$—	$100,345	$—
Land and lots	—	11,132	—	4,606
Total revenues	$143,878	$11,132	$100,345	$4,606

Timing of Revenue Recognition
Transferred at a point in time	$143,878	$11,132	$100,345	$4,606
Total revenues	$143,878	$11,132	$100,345	$4,606

The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographic Market
Texas	$138,441	$14,691	$97,380	$9,744
Georgia	114,934	4,340	96,362	802
Florida	10,869	—	—	—
Total revenues	$264,244	$19,031	$193,742	$10,546

Type of Customer
Homebuyers	$264,244	$—	$193,742	$—
Homebuilders	—	19,031	—	10,546
Total revenues	$264,244	$19,031	$193,742	$10,546

Product Type
Residential units	$264,244	$—	$193,742	$—
Land and lots	—	19,031	—	10,546
Total revenues	$264,244	$19,031	$193,742	$10,546

Timing of Revenue Recognition
Transferred at a point in time	$264,244	$19,031	$193,742	$10,546
Total revenues	$264,244	$19,031	$193,742	$10,546

Contract Balances
The Company requires homebuyers to submit a deposit for home purchases and requires third-party builders to submit a deposit in connection with land sale or lot option contracts. The deposits serve as a guarantee for performance under homebuilding and land sale or development contracts. Cash received as customer deposits is reflected as customer and builder deposits on the condensed consolidated balance sheets.

Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Customer and builder deposits	$33,988	$21,447	$19,292	$14,088

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Type of Customer
Homebuyers	$5,423	$1,841	$7,016	$3,110
Homebuilders	5	80	236	380
Total deposits recognized as revenue	$5,428	$1,921	$7,252	$3,490

As a result of the GHO Homes acquisition, customer deposits from homebuyers in the amount of $9.1 million were acquired, of which $2.0 million was recognized during the period April 26, 2018 through June 30, 2018.

Performance Obligations
The Company’s contracts with homebuyers contain a single performance obligation. The performance obligation is satisfied when homes are completed and legal title has been transferred to the buyer. The Company does not have any variable consideration associated with home sales transactions.

Lot option contracts contain multiple performance obligations. The performance obligations are satisfied as lots are closed and legal title has been transferred to the builder. For lot option contracts, individual performance obligations are accounted for separately. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Certain lot option contracts require escalations in lot price over the option period. Any escalator is not collectible until the lot closing occurs. While we recognize lot escalators as variable consideration within the transaction price, we do not recognize escalator revenue until a builder closes on a lot subject to an escalator as the escalator relates to general inflation and holding costs.

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

Homebuyers are not obligated to pay for a home until the closing and delivery of the home. The selling price of a home is based on the contract price adjusted for any change orders, which are considered modifications of the contract price.

Homebuilders are not obligated to pay for developed lots prior to control of the lots and any associated improvements being transferred to them. The term of our lot option contracts is generally based upon the number of lots being purchased and the agreed upon lot takedown schedule, which can be in excess of one year. Lots cannot be taken down until development is substantially complete. There is no significant financing component related to our third-party lot sales.

The Company does not sell warranties outside of the customary workmanship warranties provided on homes or developed lots at the time of sale. The warranties offered to homebuyers and to buyers of developed lots are short term, with the exception of ten-year warranties on structural concerns for homes. As these are assurance-type warranties, there is no separate performance obligation related to warranties provided.

There was no revenue recognized during the three and six months ended June 30, 2018 and 2017 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $102.2 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2018	$24,422
2019	48,445
2020	24,766
2021	4,550
Total	$102,183

The timing of lot takedowns is contingent upon a number of factors, including customer needs, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

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

There are no significant judgments involved in the recognition of land sales or developed lot sales. The performance obligation of delivering land or developed lots is satisfied upon the closing of the sale when title transfers to the homebuilder.

Contract Costs
In connection with the adoption of ASC 606, the Company adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), with respect to capitalization and amortization of incremental costs of obtaining a contract. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs.

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

Costs incurred for model homes, advertising, and sales salaries do not qualify for capitalization under ASC 340-40 as they are not incremental costs of obtaining a contract. As such, we expense these costs to selling, general and administrative expense and salary expense as incurred. Costs incurred related to model home furnishings are capitalized and included in property and equipment, net on the condensed consolidated balance sheets.

6. INVESTMENT IN UNCONSOLIDATED ENTITIES

We participate in joint ventures with unrelated third parties as discussed in Note 1. These entities are involved in homebuilding, land development, mortgage lending, and title services. We use the equity method of accounting for our investments in unconsolidated entities which are not VIEs and which we do not control, but have ownership interests up to 49.9%.

A summary of the condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

Balance Sheets	June 30, 2018	December 31, 2017
Assets:
Cash	$11,507	$3,981
Accounts receivable	73	1,494
Inventory	57,967	57,841
Goodwill	4,615	4,615
Noncompete intangible asset	173	202
Other assets	5,503	5,098
Total assets	$79,838	$73,231
Liabilities:
Accounts payable	$3,428	$5,060
Accrued expenses and other liabilities	4,899	2,857
Notes payable	37,971	36,923
Total liabilities	$46,298	$44,840
Owners' equity:
Green Brick	$19,148	$16,592
Others	14,392	11,799
Total owners' equity	$33,540	$28,391
Total liabilities and owners' equity	$79,838	$73,231

Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$43,953	$—	$76,952	$—
Costs and expenses	39,099	—	69,020	—
Net earnings of unconsolidated entities	$4,854	$—	$7,932	$—
Company's share in net earnings of unconsolidated entities	$2,279	$—	$3,815	$—

7. DEBT

Lines of Credit
Lines of credit outstanding, net of unamortized debt issuance costs, consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility	$42,500	$32,000
Unsecured revolving credit facility	125,000	75,000
Debt issuance costs, net of amortization	$(1,105)	$(1,227)
Total lines of credit	$166,395	$105,773

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2018, the interest rate on outstanding borrowings under the Credit Facility was 5.00% per annum.

On May 3, 2016, the Company amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. A non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12-month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and reduce the carrying amount of debt on the condensed consolidated balance sheets. The Company is capitalizing these debt issuance costs to inventory over the term of the Credit Facility using the straight-line method, in accordance with our interest capitalization policy.

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

Under the terms of the amended Credit Facility, the Company is required to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants as of June 30, 2018.

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

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of June 30, 2018, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility range from 4.39% to 4.48% per annum. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, completed sold homes and completed speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

On August 31, 2016, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment added Flagstar Bank, FSB (“Flagstar Bank”) as a lender, with an initial commitment of $20.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility to $110.0 million.

On December 1, 2016, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019 and required an upfront fee of 0.15% of the aggregate amount of extended commitments. Additionally, Citibank increased its commitment from $25.0 million to $35.0 million, which increased the aggregate lending commitment available from $60.0 million to $70.0 million.

On March 6, 2017, Flagstar Bank increased its commitment from $20.0 million to $35.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. Costs of $0.1 million were incurred associated with this increase in commitment.

On September 1, 2017, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $110.0 million to $200.0 million. Further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appointed Flagstar Bank in the roles of sole lead arranger and administrative agent. Costs of $0.4 million were incurred associated with the Third Amendment.

On December 1, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment extended the termination date to December 14, 2020. The extension required an upfront fee of 0.15% of the aggregate amount of extended commitments.

Effective March 27, 2018, JPMorgan Chase Bank, N.A. (“JPMorgan”) was added as a lender under the Credit Agreement, with an initial commitment of $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $130.0 million to $160.0 million. Costs of $0.2 million associated with the additional commitment were incurred.

Effective July 24, 2018, Citibank, Credit Suisse, and JPMorgan each increased their commitment by $5.0 million, for a total of $15.0 million, thereby increasing the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $160.0 million to $175.0 million.

All fees and other debt issuance costs associated with changes in commitments are deferred and reduce the carrying amount of debt in our condensed consolidated balance sheets. The Company is capitalizing these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, in accordance with our interest capitalization policy.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants as of June 30, 2018.

Notes Payable
Notes payable outstanding as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Briar Ridge Investments, LTD	$—	$9,000
Graham Mortgage Corporation	905	926
Bower Hills, LLC	300	—
Total notes payable	$1,205	$9,926
Briar Ridge Investments, LTD
On December 13, 2013, a subsidiary of JBGL signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0%, and collateralized by land in Allen, Texas. In December 2016, this note was extended through December 31, 2018. The note was paid in full on June 5, 2018.

Graham Mortgage Corporation
On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Sunnyvale, Texas. Accrued interest as of June 30, 2018 was $0.1 million.

Bower Hills, LLC
In conjunction with the purchase of GHO Homes, a subsidiary of GHO Homes assumed interest free mortgage debt in the amount of $0.3 million maturing on April 18, 2019 and collateralized by land located in Indian River County, Florida.

8. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is as follows (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	50,598,901	$506	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	143	—	143	—	143
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of shares withheld for employee taxes	100,983	1	668	—	669	—	669
Amortization of deferred share-based compensation	—	—	197	—	197	—	197
Common stock issued in connection with the investment in Challenger Homes	20,000	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	(104)	—	(104)	—	(104)
Distributions	—	—	—	—	—	(10,423)	(10,423)
Net income	—	—	—	26,072	26,072	5,940	32,012
Balance as of June 30, 2018	50,719,884	$507	$290,842	$151,975	$443,324	$12,208	$455,532

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2018, there were 50,719,884 shares of common stock issued and outstanding.

On March 16, 2018, 20,000 shares of common stock were issued as additional consideration for the investment in Challenger Homes upon resolution of terms for such holdback shares.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (“BOD”) has the authority, subject to any limitations imposed by law or NASDAQ listing rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers, if any, the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series. As of June 30, 2018, there were no shares of preferred stock issued and outstanding.

Section 382 Transfer Restrictions
If we were to experience an ownership change, Section 382 of the Internal Revenue Code imposes an annual limitation which could impact the utilization of our net operating loss carryforwards. To reduce the likelihood of such an ownership change, our BOD implemented certain transfer restrictions, including Article V of the Company’s Certificate of Incorporation, and a Section 382 rights agreement regarding preservation of our net operating loss carryforwards. On March 27, 2014, the BOD declared a dividend of one preferred share purchase right with respect to each outstanding share of common stock to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a price of $30.00 per one one-thousandth of a share, subject to adjustment as provided in the Section 382 rights agreement. The dividend was payable to stockholders of record at the close of business on April 7, 2014. As of June 30, 2018, the rights agreement has not been triggered.

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary
As part of the GHO Homes business combination, we entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by our controlled builder partner. The Put/Call Agreement provides that the 20% ownership interest in GHO Homes held by our controlled builder partner is subject to put and purchase options starting in April 2021. The exercise price is based on the financial results of GHO Homes for the three years prior to exercise of the option. Based on the preliminary allocation of purchase price as discussed in Note 2, the fair value of the estimated payment to repurchase these shares is $6.3 million. If our controlled builder partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GHO Homes from our partner.
Based on the nature of the put/call structure, the minority shareholder’s interest in GHO Homes is classified as redeemable noncontrolling interest on the condensed consolidated balance sheets.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiary during the period April 26, 2018 to June 30, 2018 (in thousands):

Balance as of April 26, 2018	$6,346
Net income	222
Accretion of redeemable noncontrolling interest	104
Balance as of June 30, 2018	$6,672

9. SHARE-BASED COMPENSATION

The Company measures and accounts for share-based awards in accordance with ASC 718, Compensation - Stock Compensation. The Company expenses share-based payment awards made to employees and directors, including stock options and restricted stock awards. Share-based compensation expense associated with stock options and restricted stock awards with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period over which the awards are expected to vest. The Company estimates the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model, which requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

Share-Based Award Activity
During the six months ended June 30, 2018, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to named executive officers (“NEOs”) and non-employee members of the BOD. The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The BOD elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the Company's 2019 annual meeting of stockholders. The fair value of the RSAs granted to the NEOs and BOD is recorded as share-based compensation expense on the grant date or over the vesting period, as applicable. The Company withheld 39,228 shares of common stock from NEOs, at a total cost of $0.4 million, to satisfy statutory minimum tax requirements related to the RSAs.

A summary of shared-based awards activity during the six months ended June 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2017	38	$10.25
Granted	140	$10.45
Vested	(144)	$10.03
Forfeited	—	$—
Nonvested, June 30, 2018	34	$12.00

A summary of stock option activity during the six months ended June 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2017	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2018	500	$7.49	6.32	$1,155
Options exercisable, June 30, 2018	300	$7.49	6.32	$693

A summary of unvested stock options during the six months ended June 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2017	200	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, June 30, 2018	200	$2.88

Valuation of Share-Based Awards
We utilize the Black-Scholes option pricing model for estimating the grant date fair value of stock options. There were no stock options granted during the six months ended June 30, 2018 and June 30, 2017.

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $2.1 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.4 million, which is expected to be recognized over a weighted-average period of 0.9 years. As of June 30, 2018, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.4 million which is expected to be recognized over a weighted-average period of 1.3 years.

10. INCOME TAXES

We recorded an income tax provision of $5.2 million and $8.6 million for the three and six months ended June 30, 2018, respectively, as compared to $4.4 million and $8.3 million for the three and six months ended June 30, 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 21.6% and 21.1%, respectively, as compared to 31.7% and 31.9% for the three and six months ended June 30, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and imposed significant limitations on certain corporate deductions and credits. The Tax Act placed future limitations on the usage of net operating loss carryforwards generated in the year ended December 31, 2018 and after. The Tax Act is comprehensive, containing several other provisions, some of which will not materially impact the Company. The estimates of the Tax Act may be adjusted in future periods as required. Future implementation guidance from the Internal Revenue Service, clarifications of state tax law, or the completion of the Company’s 2017 tax return filings could all affect the estimated financial statement impact of the Tax Act. The SEC staff issued Staff Accounting Bulletin 118 which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. The decrease in the effective tax rate for the three and six months ended June 30, 2018 is due to the impact of compliance with the Tax Act, discrete tax items and the change in the ratio of noncontrolled earnings relative to pre-tax income.

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three and six months ended June 30, 2018.

11. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2018 and 2017, the Company had related party transactions through the normal course of business. These transactions include the following:

Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the president of Centre Living, one of the Company's controlled builders. Green Brick’s ownership interest in Centre Living is 50% and Trevor Brickman’s ownership interest is 50%. Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. The noncontrolling interest attributable to Centre Living was $76,020 and $56,445 as of June 30, 2018 and December 31, 2017, respectively. In June 2016, the Company sold one developed lot to Trevor Brickman for $0.4 million, of which $0.3 million was included in the cost of land and lots. In September 2016, Trevor Brickman entered into an agreement with Centre Living to construct a home on the developed lot. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%. The home was completed in 2017 and the Company incurred $0.6 million in costs to construct the home.

In September 2015, the Company purchased 11 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 19 home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option contract in place, the Company purchased $0.5 million and $1.0 million in lots during the three and six months ended June 30, 2017, respectively. There were no lots remaining to be purchased as of December 31, 2017.

During March 2016, the Company purchased undeveloped land for development of an 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 80% by the Company and 20% by the affiliated entity. Total capital contributions as of June 30, 2018 were $11.7 million. There were no contributions made to the partnership in 2018. The partnership distributed $2.2 million in the three and six months ended June 30, 2018, of which $1.8 million was distributed to the Company. Total contributions to the partnership during the three and six months ended June 30, 2017 were $0.0 million and $0.4 million, respectively, of which 80% was paid by the Company. Total distributions from the partnership during the three and six months ended June 30, 2017 were $1.2 million and $6.2 million, respectively, of which $0.9 million and $4.9 million, respectively, was paid to the Company. The Company has consolidated the entity’s results of operations and financial condition into its financial statements based on our 80% ownership.

During March 2016, the Company purchased undeveloped land for development of a 73 unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity. Total capital contributions as of June 30, 2018 were $2.5 million. There were no contributions made to the partnership in the six months ended June 30, 2018. Total contributions made to the partnership in the three and six months ended June 30, 2017 were $0.4 million, of which $0.2 million was contributed by the Company. Total distributions made by the partnership during the three and six months ended June 30, 2018 were $0.0 million and $0.7 million, respectively, of which $0.3 million was paid to the Company. Total distributions made by the partnership during the three and six months ended June 30, 2017 were $0.0 million and $0.4 million, respectively, of which $0.2 million was paid to the Company. The Company holds two of the three board seats and is able to exercise control over the operations of the partnership and therefore has consolidated the entity’s results of operations and financial condition into its financial statements.

In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40 unit townhome community, Dunwoody Towneship. The Company purchased the remaining 26 lots during the year ended December 31, 2017 for $3.3 million, of which $1.3 million was paid during the six months ended June 30, 2017.

In February 2017, Richard A. Costello paid a $110,000 deposit to Centre Living on a townhome. During the fourth quarter of 2017, Mr. Costello closed on the townhome for approximately $495,000. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

In February 2017, Jed Dolson paid a $110,000 deposit to Centre Living on a townhome. During the fourth quarter of 2017, as allowed for in the Company’s employee discount policy, Mr. Dolson assigned his rights to purchase the townhome to his sister-in-law. The townhome was sold in the fourth quarter of 2017 for approximately $472,000. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

GHO Homes leases office space from entities affiliated with the president of GHO Homes. During the period from April 26, 2018 through June 30, 2018, GHO Homes incurred rent expense of $31,165 under such lease agreements. As of June 30, 2018, there were no amounts due to the affiliated entities related to such lease agreements.

GHO Homes receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GHO Homes. During the period from April 26, 2018 through June 30, 2018, GHO Homes incurred de minimus fees related to such title closing services. As of June 30, 2018, no amounts were due to the title company affiliate.
12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and notes payable. Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. Level 2 financial instruments include borrowings on lines of credit and notes payable. The fair value of the contingent consideration liability related to the GHO Homes acquisition was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

The carrying value and estimated fair value of our Level 2 and 3 financial instruments are as follows (in thousands):

		June 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Revolving credit facility	2	$42,500	$42,500	$32,000	$32,000
Unsecured revolving credit facility	2	$125,000	$125,000	$75,000	$75,000
Notes payable	2	$1,205	$1,205	$9,926	$9,926
Contingent consideration liability	3	$628	$628	$—	$—

Due to the short-term nature and floating interest rate terms, the carrying amounts of notes payable and borrowings on lines of credit are deemed to approximate fair value.

The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of June 30, 2018 and December 31, 2017. There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2018 when compared to December 31, 2017.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to net realizable value. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. During the six months ended June 30, 2018 and June 30, 2017, the Company recorded adverse fair value adjustments of $0.1 million and $0.0 million, respectively, related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively, and performance bonds outstanding totaled $4.3 million and

$3.6 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a one-year warranty for defects and products used, two years for electrical, mechanical and plumbing systems, and ten years for qualified and defined structural defects. Developed lot sales are generally covered by a customary one-year warranty on excavation and retaining walls.

The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets.

Warranty activity consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$2,236	$1,331	$2,083	$1,210
Additions	697	443	1,131	754
Charges	(394)	(271)	(675)	(461)
Ending balance	$2,539	$1,503	$2,539	$1,503

Lease Commitments
The Company has leases associated with office and design center space which are classified as operating leases. Rent expense under these leases is included in selling, general and administrative expense in the condensed consolidated statements of income.

The approximate annual minimum lease payments over the next five years under operating leases as of June 30, 2018 are (in thousands):

Total
Remainder of 2018	$555
2019	1,023
2020	1,033
2021	795
2022 and thereafter	1,026
Total	$4,432

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts. As of June 30, 2018 and December 31, 2017, there were 2,402 and 1,724 lots under option, respectively, as well as option contracts for land intended to be developed into additional lots. The land and lot option contracts in place as of June 30, 2018 provide for potential land and lot purchase payments in each year through 2022.

If each option contract in place as of June 30, 2018 was exercised, expected purchase payments would be as follows (in thousands):

Total
Remainder of 2018	$118,867
2019	113,077
2020	25,858
2021	12,130
2022	2,360
Total	$272,292

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

14. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues: (1)
Builder operations
Texas	$66,893	$46,710	$138,441	$97,380
Georgia	66,556	53,635	119,274	96,362
Florida	10,869	—	10,869	—
Land development	10,692	4,606	14,691	10,546
Corporate and other (2)	—	—	—	—
Total revenues	$155,010	$104,951	$283,275	$204,288

Gross profit: (1)
Builder operations
Texas	$15,432	$12,063	$32,449	$24,373
Georgia	16,294	11,774	28,158	21,122
Florida	2,511	—	2,511	—
Land development	3,164	1,287	4,449	3,115
Corporate and other (2)	(2,783)	(2,198)	(5,819)	(4,398)
Total gross profit	$34,618	$22,926	$61,748	$44,212

Income (loss) before taxes:
Builder operations
Texas	$9,942	$7,878	$21,042	$16,253
Georgia	12,243	8,213	20,221	14,315
Florida	1,108	—	1,108	—
Land development	2,664	873	3,683	2,378
Corporate and other (2)(3)	(1,727)	(3,151)	(5,213)	(7,018)
Total income before taxes	$24,230	$13,813	$40,841	$25,928

	June 30, 2018	December 31, 2017
Inventory:
Builder operations
Texas	$128,062	$111,271
Georgia	105,699	99,613
Florida	41,645	—
Land development	291,251	272,542
Corporate and other (2)(4)	14,711	12,628
Total inventory	$581,368	$496,054

Goodwill:
Builder operations
Florida (5)	$1,725	$—

(1)
Builder operations segment revenue does not equal revenue from the sale of residential units included in the consolidated statements of income in periods when our controlled builders have sales of land or lots, which for the three and six months ended June 30, 2018 were $0.4 million and $4.3 million, respectively, compared to $0.0 million for the three and six months ended June 30, 2017. Revenue from such sales is included in builder operations segment revenue as it relates to builder operations, and included in revenue from sale of land and lots in the condensed consolidated statements of income.

(2)	Corporate and other is comprised principally of general corporate expenses associated with administrative functions such as finance, treasury, information technology and human resources.

(3)	Corporate and other income (loss) before taxes includes results from Green Brick Title, Challenger Homes, Green Brick Mortgage, and Providence Title.

(4)	Corporate and other inventory consists of capitalized overhead and interest related to work in process and land under development.

(5)	In connection with the GHO Homes acquisition, the Company recorded a provisional amount of goodwill of $1.7 million. The valuation of goodwill has not yet been finalized. See Note 2.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing two builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	interpretation of or changes to tax, labor and environmental laws;

•	timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, lots and housing inventories;

•	volatility of mortgage interest rates;

•	unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	risks related to holding noncontrolling interests in strategic investments, joint ventures, partnerships and/or acquisitions;

•	inability to obtain suitable bonding for land development or housing projects where required;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches;

•	product liability claims, litigation and warranty claims;

•	seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future, or adverse resolution of, litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to acquisitions, joint ventures and other strategic actions;

•	changes in our debt and related service obligations;

•	required accounting changes;

•	inability to maintain effective internal control over financial reporting; and

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

Overview of the Business
We are a diversified homebuilding and land development company. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia, as well as the Vero Beach, Florida area. We also own a noncontrolling interest in Challenger Homes in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities. We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Our communities are located in premium locations and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted energy-efficient homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in the Dallas and Atlanta markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 7,700 home sites in high-growth submarkets throughout the Dallas and Atlanta metropolitan areas and the Vero Beach, Florida market. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to third-party homebuilders.

We sell finished lots to our controlled builders or option lots from third-party developers for our builders' homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our controlled builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of typically 20% or more and by providing construction financing at an interest rate of at least 13.8%. Our income is further enhanced by our equity interest in the profits of our controlled builders. In addition, the land we sell to third-party builders typically generates an unlevered IRR of 20% or greater.

References to our “controlled builders” relate to our homebuilding subsidiaries in which we own a controlling interest and are therefore able to exercise control over the operations of the builder.

Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$310,000 to $650,000
			Single family	$440,000 to $1.1 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$250,000 to $430,000
			Single family	$320,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$320,000 to $1.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$550,000 to $1.3 million
GRBK GHO Homes, LLC (“GHO Homes”)	2018	Vero Beach	Patio homes	$200,000 to $400,000
			Single family	$200,000 to $600,000

Green Brick Title, LLC (“Green Brick Title”) is our wholly-owned title company whose core business includes providing title insurance and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the three and six months ended June 30, 2018 and 2017.

In August 2017, the Company expanded into the Colorado Springs, Colorado market through a 49.9% equity interest in GB Challenger, LLC (“Challenger Homes”) which constructs townhouses, single family homes and luxury patio homes.

In March 2018, the Company formed a joint venture with a title company in Georgia to provide closing and settlement services to our Atlanta based builder. The Company, through its Atlanta based controlled builder, owns a 49% equity interest in Providence Group Title, LLC (“Providence Title”). Providence Title had insignificant operations during the three months ended June 30, 2018.

In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage services to our builders. The Company owns a 49% equity interest in Green Brick Mortgage, LLC which is expected to initiate lending activities later in 2018.

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

Overview and Outlook
The following are our key operating metrics for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017: home deliveries increased by 38.0%, home sales revenue increased by 43.4%, average sales price of homes delivered increased by 3.9%, backlog units increased by 111.5%, backlog units value increased by 90.2%, average sales price of homes in backlog decreased by 10.0%, and net new home orders increased by 43.3%.

The following are our key operating metrics for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017: home deliveries increased by 28.3%, home sales revenue increased by 36.4%, average sales price of homes delivered increased by 6.3%, and net new home orders increased by 47.4%.

From April 2017 to April 2018, homes in the Dallas and Atlanta markets appreciated by 5.7% and 5.5%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, June 2018). During the six months ended June 30, 2018, the housing market continued to show strength, which we believe is driven by consumer confidence, interest rates that are at a lower end of the historical spectrum, high affordability metrics, and a reduction in home inventory levels.

We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked first in both the rate of job growth and the number of jobs from May 2017 to May 2018 (Source: US Bureau of Labor Statistics, June 2018). The Atlanta area ranked sixth in the rate of year over year job growth as of April 2018 (Source: US Bureau of Labor Statistics, May 2018). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and applicable regulations of the SEC. Our operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future periods.

The condensed consolidated financial statements and notes thereto include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
Builder Operations
During the three months ended June 30, 2018, our builder operations segment delivered 327 homes with an average sales price of $439,994, compared to 237 homes with an average sales price of $423,397 during the three months ended June 30, 2017. During the three months ended June 30, 2018, our builder operations segment generated approximately $144.3 million in revenue compared to $100.3 million during the three months ended June 30, 2017. For the three months ended June 30, 2018, net new home orders totaled 387, a 43.3% increase from the three months ended June 30, 2017.

During the three months ended June 30, 2018, our builder operations segment revenue included $0.4 million related to the sale of two finished lots by one of our controlled builders compared to no lot sales by our controlled builders during the three months ended June 30, 2017.

During the six months ended June 30, 2018, our builder operations segment delivered 594 homes with an average sales price of $444,855, compared to 463 homes with an average sales price of $418,449 during the six months ended June 30, 2017. During the six months ended June 30, 2018, our builder operations segment generated approximately $268.6 million in revenue compared to $193.7 million during the six months ended June 30, 2017. For the six months ended June 30, 2018, net new home orders totaled 821, a 47.4% increase from the six months ended June 30, 2017.

During the six months ended June 30, 2018, our builder operations segment revenue included $4.3 million related to the sale of 26 finished lots by one of our controlled builders compared to no lot sales by our controlled builders during the six months ended June 30, 2017.

As of June 30, 2018, our builder operations segment had a backlog of 700 homes, a 111.5% increase from June 30, 2017, with a total value of approximately $314.2 million, an increase of $149.0 million, or 90.2%, from June 30, 2017.

The increases in the average sales price of homes delivered for both the three and six months ended June 30, 2018 are the result of local market appreciation and the mix of homes delivered. The average sales price of homes may increase or decrease depending on the mix of homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

Land Development
During the three months ended June 30, 2018, our land development segment revenue increased $6.1 million, or 132.1%, to $10.7 million from $4.6 million for the three months ended June 30, 2017. This was due to an increase in the number of lots delivered to 51 lots for the three months ended June 30, 2018 from 37 lots for the three months ended June 30, 2017. In addition, there was an increase in the average sales price per lot to $157,106 for the three months ended June 30, 2018 from $124,481 for the three months ended June 30, 2017. Lastly, this increase was partially due to revenue from the sale of one commercial land parcel during the three months ended June 30, 2018 for $2.7 million, compared with no parcel sales during the three months ended June 30, 2017.

During the six months ended June 30, 2018, our land development segment revenue increased $4.1 million, or 39.3%, to $14.7 million from $10.5 million for the six months ended June 30, 2017. This increase was due to an increase in the average sales price per lot to $144,825 for the six months ended June 30, 2018 from $125,547 for the six months ended June 30, 2017. The increase was partially offset by a reduction in the number of lots delivered from 84 lots for the six months ended June 30, 2017 to 75 lots for the six months ended June 30, 2018. In addition, there was an increase in revenue from the sale of two land parcels during the six months ended June 30, 2018 for a total of $3.8 million, compared with no parcel sales during the six months ended June 30, 2017.

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

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, in accordance with our interest capitalization policy. All interest costs were capitalized during the three and six months ended June 30, 2018 and June 30, 2017.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities represents our share of net earnings or losses of unconsolidated entities accounted for using the equity method.

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

Condensed Consolidated Financial Data
The consolidated historical financial data presented below is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Sale of residential units	$143,878	$100,345	$264,244	$193,742
Sale of land and lots	11,132	4,606	19,031	10,546
Total revenues	155,010	104,951	283,275	204,288
Cost of residential units	112,316	78,553	206,825	152,314
Cost of land and lots	8,076	3,472	14,702	7,762
Total cost of sales	120,392	82,025	221,527	160,076
Total gross profit	34,618	22,926	61,748	44,212
Salary expense	6,737	5,332	13,675	10,767
Selling, general and administrative expense	7,280	4,167	13,105	8,445
Operating profit	20,601	13,427	34,968	25,000
Equity in income of unconsolidated entities	2,279	—	3,815	—
Other income, net	1,350	386	2,058	928
Income before taxes	24,230	13,813	40,841	25,928
Income tax provision	5,235	4,382	8,607	8,271
Net income	18,995	9,431	32,234	17,657
Less: Net income attributable to noncontrolling interests	4,126	1,742	6,162	3,771
Net income attributable to Green Brick Partners, Inc.	$14,869	$7,689	$26,072	$13,886

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.29	$0.16	$0.52	$0.28
Diluted	$0.29	$0.16	$0.51	$0.28
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,664	49,047	50,620	49,003
Diluted	50,783	49,123	50,751	49,070

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segment:

	Three Months Ended June 30,
	2018	2017	Change	%
Net new home orders	387	270	117	43.3%
Number of cancellations	56	44	12	27.3%
Cancellation rate	12.6%	14.0%	(1.4)%	(10.0)%
Average selling communities	62	52	10	19.2%
Selling communities at end of period	69	54	15	27.8%
Backlog (dollars in thousands)	$314,177	$165,154	$149,023	90.2%
Backlog (units)	700	331	369	111.5%
Average sales price of backlog	$448,824	$498,955	$(50,131)	(10.0)%

Net new home orders for the three months ended June 30, 2018 increased by 117 homes, or 43.3%, to 387 from 270 for the three months ended June 30, 2017. Our overall absorption rate for the three months ended June 30, 2018 was an average of 6.2 per selling community (2.1 monthly), compared to an average of 5.2 per selling community (1.7 monthly) for the three months ended June 30, 2017.

Our cancellation rate was approximately 12.6% for the three months ended June 30, 2018, compared to 14.0% for the three months ended June 30, 2017. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average. Our cancellation rate is more favorable than the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 369 homes, or 111.5%, to 700 as of June 30, 2018 from 331 as of June 30, 2017. The dollar value of backlog units increased $149.0 million, or 90.2%, to $314.2 million as of June 30, 2018 from $165.2 million as of June 30, 2017. The increase in value of backlog units reflects an increase in the number of homes in backlog which was heavily impacted by the acquisition of GHO Homes with 195 homes in backlog as of June 30, 2018. Our average sales price of homes in backlog decreased $50,131, or 10.0%, to $448,824 for the three months ended June 30, 2018, compared to $498,955 for the three months ended June 30, 2017. Of the decrease in the average sales price of homes in backlog, $28,348 is the result of change in product mix related to the acquisition of GHO Homes. In addition, the sale of lower priced townhomes compared to higher priced single family homes during the period had the effect of lowering the average selling price, partially offset by local market appreciation.

New Homes Delivered and Home Sales Revenue
The table below represents new homes delivered and home sales revenue:

	Three Months Ended June 30,
	2018	2017	Change	%
New homes delivered	327	237	90	38.0%
Home sales revenue (dollars in thousands)	$143,878	$100,345	$43,533	43.4%
Average sales price of homes delivered	$439,994	$423,397	$16,597	3.9%

New home deliveries (excluding completed homes sold, but not yet closed) for the three months ended June 30, 2018 were 327, compared to new home deliveries of 237 for the three months ended June 30, 2017, resulting in an increase of 90 homes, or 38.0%. The increase in new home deliveries was primarily attributable to a 56.0% increase in the value of backlog of units sold entering the second quarter, from $145.2 million at March 31, 2017 to $226.5 million at March 31, 2018.

Home sales revenue increased $43.5 million, or 43.4%, to $143.9 million for the three months ended June 30, 2018, from $100.3 million for the three months ended June 30, 2017. The increase in revenue was driven by the increase in homes delivered for the three months ended June 30, 2018 which was impacted by the acquisition of GHO Homes with home sales revenue of $10.9 million during the period.

Land and Lots Sales Revenue
The table below represents lots sold and land and lots sales revenue:

	Three Months Ended June 30,
	2018	2017	Change	%
Lots sold	53	37	16	43.2%
Lots sales revenue (dollars in thousands)	$8,453	$4,606	$3,847	83.5%
Average sales price of lots sold	$159,491	$124,481	$35,010	28.1%
Land sales revenue (dollars in thousands)	$2,679	$—	$2,679	—%
The number of third-party lots sold for the three months ended June 30, 2018 was 53 compared to 37 lots sold for the three months ended June 30, 2017, resulting in an increase of 16 lots, or 43.2%. Of the 53 lots sold during the three months ended June 30, 2018, 2 lots were sold by one of our controlled builders, resulting in revenue of $0.4 million which is included in builder operations segment revenue.
Lot sales revenue increased $3.8 million, or 83.5% to $8.5 million for the three months ended June 30, 2018, from $4.6 million for the three months ended June 30, 2017. The increase in revenue was driven by a 28.1% increase in the average lot price from $124,481 to $159,491, as well as an increase in the number of lots sold.
One land parcel was sold during the three months ended June 30, 2018 resulting in revenue of $2.7 million compared to no parcel sales in the three months ended June 30, 2017.
Homebuilding Gross Margin
The table below represents the components of homebuilding gross margin (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
Home sales revenue	$143,878	100.0%	$100,345	100.0%
Cost of home sales	$112,316	78.1%	$78,553	78.3%
Homebuilding gross margin	$31,562	21.9%	$21,792	21.7%

Cost of home sales for the three months ended June 30, 2018 was $112.3 million, compared to cost of home sales of $78.6 million for the three months ended June 30, 2017, resulting in an increase of $33.8 million, or 43.0%, primarily due to the 38.0% increase in the number of homes delivered which was partially driven by the GHO Homes acquisition. Homebuilding gross margin percentage for the three months ended June 30, 2018 was 21.9%, compared to a gross margin of 21.7% for the three months ended June 30, 2017.

Salary Expense
The table below represents salary expense by operating segment (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$6,198	$4,669	4.3%	4.7%
Land development	$139	$50	1.2%	1.1%

Builder Operations
Salary expense for builder operations for the three months ended June 30, 2018 was $6.2 million, compared to $4.7 million for the three months ended June 30, 2017, an increase of 32.7%, driven by the increase in new home sales and the acquisition of GHO Homes.

Land Development
Salary expense for land development for the three months ended June 30, 2018 increased compared to the three months ended June 30, 2017, driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Salary expense for the corporate and other non-operating segment for the three months ended June 30, 2018 of $0.4 million remained relatively flat compared to $0.6 million for the three months ended June 30, 2017.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expense by operating segment (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$5,635	$3,030	3.9%	3.0%
Land development	$580	$466	5.2%	10.1%

Builder Operations
Selling, general and administrative expense for builder operations for the three months ended June 30, 2018 was $5.6 million, compared to $3.0 million for the three months ended June 30, 2017, an increase of 86.0%. The increase was primarily attributable to increases in expenditures to support the growth in home sales, as well as the acquisition of GHO Homes. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of related revenue increased 90 basis points for the three months ended June 30, 2018, driven by an increase in costs for professional services and insurance.

Land Development
Selling, general and administrative expense for land development for the three months ended June 30, 2018 was $0.6 million, compared to $0.5 million for the three months ended June 30, 2017, an increase of 24.5% driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Selling, general and administrative expense for the corporate and other non-operating segment for the three months ended June 30, 2018 was $1.1 million, compared to $0.7 million for the three months ended June 30, 2017, driven by one-time transaction costs related to a public secondary offering of the Company's shares.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $2.3 million, or 100%, for the three months ended June 30, 2018, compared to no comparable income in the three months ended June 30, 2017 due to our purchase of 49.9% of the membership and ownership interest in Challenger Homes in August 2017 and was slightly impacted by the formation of Providence Title Group, LLC.

Other Income, Net
Other income, net of $1.4 million for the three months ended June 30, 2018 as compared to $0.4 million for the three months ended June 30, 2017 increased as a result of mechanics lien revenues and other miscellaneous income.

Income Tax Provision
Income tax expense increased $0.9 million, or 19.5%, to $5.2 million for the three months ended June 30, 2018, from $4.4 million for the three months ended June 30, 2017. The increase is due to the increase in income before taxes, partially offset by the decrease in the federal corporate tax rate.

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

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three or six months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
New Home Orders
The table below represents new home orders related to our builder operations segment:

	Six Months Ended June 30,
	2018	2017	Change	%
Net new home orders	821	557	264	47.4%
Number of cancellations	106	97	9	9.3%
Cancellation rate	11.4%	14.8%	(3.4)%	(23.0)%
Average selling communities	62	53	9	17.0%

Net new home orders for the six months ended June 30, 2018 increased by 264 homes, or 47.4%, to 821 from 557 for the six months ended June 30, 2017. Our overall absorption rate for the six months ended June 30, 2018 was an average of 13.2 per selling community (2.2 monthly), compared to an average of 10.6 per selling community (1.8 monthly) for the six months ended June 30, 2017.

Our cancellation rate was approximately 11.4% for the six months ended June 30, 2018, compared to 14.8% for the six months ended June 30, 2017. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average. Our cancellation rate is more favorable than the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents new homes delivered and home sales revenue:

	Six Months Ended June 30,
	2018	2017	Change	%
New homes delivered	594	463	131	28.3%
Home sales revenue (dollars in thousands)	$264,244	$193,742	$70,502	36.4%
Average sales price of homes delivered	$444,855	$418,449	$26,406	6.3%

New home deliveries (excluding completed homes sold, but not yet closed) for the six months ended June 30, 2018 were 594, compared to new home deliveries of 463 for the six months ended June 30, 2017, resulting in an increase of 131 homes, or 28.3%. The increase in new home deliveries was primarily attributable to a 40.2% increase in the value of backlog of units sold entering the year from $108.0 million at December 31, 2016 to $151.5 million at December 31, 2017.

Home sales revenue increased $70.5 million, or 36.4%, to $264.2 million for the six months ended June 30, 2018, from $193.7 million for the six months ended June 30, 2017. The increase in revenue was driven by the increase in homes delivered for the six months ended June 30, 2018 which was impacted by the acquisition of GHO Homes with home sales revenue of $10.9 million during the period.

Land and Lots Sales Revenue
The table below represents lots sold and land and lots sales revenue:

	Six Months Ended June 30,
	2018	2017	Change	%
Lots sold	101	84	17	20.2%
Lots sales revenue (dollars in thousands)	$15,202	$10,546	$4,656	44.1%
Average sales price of lots sold	$150,515	$125,547	$24,968	19.9%
Land sales revenue (dollars in thousands)	$3,829	$—	$3,829	—%
The number of third-party lots sold for the six months ended June 30, 2018 was 101 compared to 84 lots sold for the six months ended June 30, 2017, resulting in an increase of 17 lots, or 20.2%. Of the 101 lots sold during the three months ended June 30, 2018, 26 lots were sold by one of our controlled builders, resulting in revenue of $4.3 million which is included in builder operations segment revenue.
Lot sales revenue increased $4.7 million, or 44.1% to $15.2 million for the six months ended June 30, 2018, from $10.5 million for the six months ended June 30, 2017. The increase in revenue was driven by an 19.9% increase in the average lot price from $125,547 to $150,515, and an increase in the number of lots sold.
Two land parcels were sold during the six months ended June 30, 2018 resulting in revenue of $3.8 million compared to no parcel sales in the six months ended June 30, 2017.
Homebuilding Gross Margin
The table below represents the components of homebuilding gross margin (dollars in thousands):

	Six Months Ended June 30,
	2018		2017
Home sales revenue	$264,244	100.0%	$193,742	100.0%
Cost of home sales	$206,825	78.3%	$152,314	78.6%
Homebuilding gross margin	$57,419	21.7%	$41,428	21.4%

Cost of home sales for the six months ended June 30, 2018 was $206.8 million, compared to cost of home sales of $152.3 million for the six months ended June 30, 2017, resulting in an increase of $54.5 million, or 35.8%, primarily due to a 28.3% increase in the number of homes delivered, which was impacted by 32 deliveries from GHO Homes. Homebuilding gross margin percentage for the six months ended June 30, 2018 was 21.7%, compared to a gross margin of 21.4% for the six months ended June 30, 2017.

Salary Expense
The table below represents salary expense by operating segment (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$11,750	$9,310	4.4%	4.8%
Land development	$222	$105	1.2%	1.0%

Builder Operations
Salary expense for builder operations for the six months ended June 30, 2018 was $11.8 million, compared to $9.3 million for the six months ended June 30, 2017, an increase of 26.2%, driven by the increase in new home sales and the acquisition of GHO Homes.

Land Development
Salary expense for land development for the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017, driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Salary expense for the corporate and other non-operating segment for the six months ended June 30, 2018 of $1.7 million was relatively flat compared to $1.4 million for the six months ended June 30, 2017.

Selling, General and Administrative Expense
The table below represents selling, general and administrative expense by operating segment (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$10,144	$6,048	3.8%	3.1%
Land development	$819	$661	4.3%	6.3%

Builder Operations
Selling, general and administrative expense for builder operations for the six months ended June 30, 2018 was $10.1 million, compared to $6.0 million for the six months ended June 30, 2017, an increase of 67.7%. The increase was primarily attributable to increases in expenditures to support the growth in home sales, as well as the acquisition of GHO Homes. Builder operations expenditures include community costs, such as non-capitalized property taxes, rent, professional fees, and advertising and marketing expenses. Selling, general and administrative expense as a percentage of related revenue increased 70 basis points for the six months ended June 30, 2018, driven by an increase in costs for professional services and insurance.

Land Development
Selling, general and administrative expense for land development for the six months ended June 30, 2018 was $0.8 million, compared to $0.7 million for the six months ended June 30, 2017, an increase of 23.9% driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Selling, general and administrative expense for the corporate and other non-operating segment for the six months ended June 30, 2018 was $2.1 million, compared to $1.7 million for the six months ended June 30, 2017, an increase of 23.4%, driven by one-time transaction costs of approximately $0.8 million related to a public secondary offering of the Company's shares.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $3.8 million, or 100%, for the six months ended June 30, 2018, compared to no comparable income in the six months ended June 30, 2017 due to our purchase of 49.9% of the membership and ownership interest in Challenger Homes in August 2017 and was slightly impacted by the formation of Providence Title Group, LLC.

Other Income, Net
Other income, net of $2.1 million for the six months ended June 30, 2018, compared to $0.9 million for the six months ended June 30, 2017 increased as a result of mechanics lien revenues and other miscellaneous income.

Income Tax Provision
Income tax expense increased $0.3 million or 4.1%, to $8.6 million for the six months ended June 30, 2018, from $8.3 million for the six months ended June 30, 2017. The increase is due to the increase in income before taxes, partially offset by the decrease in the federal corporate tax rate.

Lots Owned and Controlled
The table below represents the lots we owned or controlled, including lot option contracts, as of June 30, 2018 and December 31, 2017 by market. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but do not currently own.

	June 30, 2018	December 31, 2017
Lots Owned
Texas	3,298	3,196
Georgia	1,243	1,299
Florida	707	—
Total lots owned	5,248	4,495
Lots Controlled
Texas	1,418	1,390
Georgia	901	334
Florida	83	—
Total lots controlled	2,402	1,724

Total lots owned and controlled (1)	7,650	6,219

(1)	Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2018 and December 31, 2017, we had $37.1 million and $36.7 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and inventory acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2018 were home construction, land purchases, land development, operating expenses, payment of routine liabilities, and the acquisition of GHO Homes on April 26, 2018. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segment and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community's stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home construction and land development previously occurred. We are actively acquiring and developing lots in our primary markets in order to maintain and grow our lot supply.

Our debt to total capitalization ratio was approximately 27.6% as of June 30, 2018. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facility
On July 30, 2015, we entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of our subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2018, the interest rate on outstanding borrowings under the Credit Facility was 5.00% per annum.

On May 3, 2016, we amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of our subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. A non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12-month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and reduce the carrying amount of debt on the condensed consolidated balance sheets. We are capitalizing these debt issuance costs to inventory over the term of the Credit Facility using the straight-line method, in accordance with our interest capitalization policy.

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

Under the terms of the amended Credit Facility, we are required to maintain minimum multiples of net worth in excess of the outstanding Credit Facility balance, minimum interest coverage and maximum leverage. We were in compliance with these financial covenants as of June 30, 2018.

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

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of June 30, 2018, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility range from 4.39% to 4.48% per annum. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, completed sold homes and completed speculative homes (subject to certain limitations on the age and number of speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

On August 31, 2016, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment added Flagstar Bank, FSB (“Flagstar Bank”) as a lender, with an initial commitment of $20.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $40.0 million to $60.0 million. The First Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility to $110.0 million.

On December 1, 2016, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment extended the termination date with respect to commitments under the Unsecured Revolving Credit Facility from December 14, 2018 to December 14, 2019 and required an upfront fee of 0.15% of the aggregate amount of extended commitments. Additionally, Citibank increased its commitment from $25.0 million to $35.0 million, which increased the aggregate lending commitment available from $60.0 million to $70.0 million.

On March 6, 2017, Flagstar Bank increased its commitment from $20.0 million to $35.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $70.0 million to $85.0 million. Costs of $0.1 million were incurred associated with this increase in commitment.

On September 1, 2017, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, Flagstar Bank increased its commitment from $35.0 million to $70.0 million and Credit Suisse increased its commitment from $15.0 million to $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $85.0 million to $130.0 million. The Third Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $110.0 million to $200.0 million. Further increases are available at the Company’s option, prior to the termination date, subject to certain terms and conditions. In addition, the Third Amendment appointed Flagstar Bank in the roles of sole lead arranger and administrative agent. Costs of $0.4 million were incurred associated with the Third Amendment.

On December 1, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment extended the termination date to December 14, 2020. The extension required an upfront fee of 0.15% of the aggregate amount of extended commitments.

Effective March 27, 2018, JPMorgan Chase Bank, N.A. (“JPMorgan”) was added as a lender under the Credit Agreement, with an initial commitment of $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $130.0 million to $160.0 million. Costs of $0.2 million associated with the additional commitment were incurred.

Effective July 24, 2018, Citibank, Credit Suisse, and JPMorgan each increased their commitment by $5.0 million, for a total of $15.0 million, thereby increasing the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $160.0 million to $175.0 million.

All fees and other debt issuance costs associated with changes in commitments are deferred and reduce the carrying amount of debt in our condensed consolidated balance sheets. These costs are capitalized to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, in accordance with our interest capitalization policy.

Under the terms of the Unsecured Revolving Credit Facility, we are required to maintain compliance with various financial covenants including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. We were in compliance with these financial covenants as of June 30, 2018.

Notes Payable
On December 13, 2013, a subsidiary of JBGL signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing on December 13, 2017, bearing interest at 6.0%, and collateralized by land purchased in Allen, Texas. In December 2016, this note was extended through December 31, 2018. The note was paid in full on June 5, 2018.

On November 30, 2016, a subsidiary of JBGL signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum, and collateralized by land located in Sunnyvale, Texas.

In conjunction with the purchase of GHO Homes, the Company assumed interest free mortgage debt in the amount of $0.3 million maturing on April 18, 2019 and collateralized by land located in Indian River County, Florida.

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

•
Operating activities. Net cash used in operating activities for the six months ended June 30, 2018 was $12.3 million, compared to $3.7 million provided by operating activities during the six months ended June 30, 2017. The change was primarily attributable to changes in working capital associated with (i) an increase in inventory of $43.4 million for the six months ended June 30, 2018, compared to a $25.6 million increase in inventory for the six months ended June 30, 2017, (ii) a decrease in accounts payable of $7.1 million for the six months ended June 30, 2018, compared to an increase of $1.2 million during the six months ended June 30, 2017, (iii) equity in income of unconsolidated entities of $3.8 million during the six months ended June 30, 2018, compared to no investment in unconsolidated entities as of June 30, 2017, and (iv) an increase in receivables of $4.4 million for the six months ended June 30, 2018, compared to a de minimus decrease during the six months ended June 30, 2017.

•
Investing activities. Net cash used in investing activities for the six months ended June 30, 2018 was $27.3 million, compared to $0.0 million for the six months ended June 30, 2017. The change was primarily due to the acquisition of GHO Homes on April 26, 2018, resulting in a cash outlay of $33.4 million, offset by cash acquired.

•
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $40.5 million, compared to $11.6 million used in financing activities during the six months ended June 30, 2017. The change was primarily due to (i) an increase in line of credit borrowings of $68.0 million, (ii) an increase in repayments of lines of credit and notes payable of $14.8 million, and (iii) a decrease in distributions to noncontrolling interests of $1.0 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

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

During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit and performance bonds related to development projects. As of June 30, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively, and performance bonds outstanding totaled $4.3 million and $3.6 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Inflation
Homebuilding operations can be adversely impacted by inflation, resulting in higher land prices and increased costs of financing, labor, materials and construction. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to our customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

Seasonality
The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders lead to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2017 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of June 30, 2018, we had $167.5 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of June 30, 2018, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures described in “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

New Risk Factor
In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018, our business, financial condition and operating results could be adversely affected by the following factor.

Risks Related to our Business and Industry

Laws and regulations governing the residential mortgage industry could have an adverse effect on our business and financial results.

In 2018, we established a joint venture, Green Brick Mortgage, LLC, to provide mortgage related services to homebuyers. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could have an adverse effect on our results of operations.

Changes to Existing Risk Factors
In conjunction with our acquisition of GHO Homes and establishment of new joint ventures, Green Brick Mortgage, LLC and Providence Group Title, LLC, the following changes were made to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018.

Risks Related to our Business and Industry

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the development of land and the design, construction and sale of single family detached and attached homes in the Dallas, Atlanta and Vero Beach, Florida markets. We also own a noncontrolling interest in Challenger Homes which constructs townhouses, single family homes and luxury patio homes in Colorado Springs. In Dallas, we principally operate in the counties of Dallas, Collin and Denton. In Atlanta, we principally operate in the counties of Fulton, Gwinnett, Cobb, Forsyth, Cherokee and Dekalb. In Vero Beach, Florida we principally operate in the counties of Indian River and St. Lucie. To the extent housing demand and population growth slow in our core markets, our favorable growth outlook may not be realized. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the Dallas, Atlanta or Vero Beach markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall and adversely affect our business, financial condition and results of operations.

The occurrence of severe weather or natural disasters could increase our operating expenses and reduce our revenues and cash flows.

The climates and geology of the states in which we and Challenger Homes operate, Georgia, Texas, Florida and Colorado, present increased risks of severe weather and natural disasters. The occurrence of severe weather conditions or natural disasters can delay new home deliveries and lot development, reduce the availability of materials and/or negatively impact the demand for new homes in affected areas. For example, the winter of 2014 - 2015 brought severe weather conditions in the states in which we operate, including extreme rain in Atlanta and Dallas and abnormally low temperatures and icy conditions in the Dallas region, which hindered land development and delayed home construction.

Further, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues.

We may not be able to compete effectively against competitors in the homebuilding, land development and financial services industries.

Competition in the land development and homebuilding industries is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact our margins and revenues. If we are unable to compete successfully, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Green Brick is new to the Florida market and does not have the experience of our competitors in the market. Accordingly, competitors may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. Our homebuilding business also competes for sales with individual resales of existing homes and with available rental housing.

Our construction financing business competes with other lenders, including national, regional and local banks and other financial institutions, some of which have greater access to capital or different lending criteria and may be able to offer more attractive financing to potential homebuyers.

Any strategic investments, joint ventures, and/or partnerships that we enter into in which we do not have a controlling interest could be adversely affected by our lack of sole decision-making authority or conflicts of interest or disputes between us and our partners or co-venturers.

In March 2018, we co-invested in the Providence Group Title, LLC joint venture in which we are not in a position to exercise sole decision-making authority regarding title closing and settlement services offered by this joint venture. In June 2018, we co-invested with an established mortgage broker in the Green Brick Mortgage, LLC joint venture in which we are not in a position to exercise sole decision-making authority regarding mortgage services offered by this joint venture. Our investments in these joint ventures may be illiquid due to our lack of control. Investments in such joint ventures may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that the co-venturers might become bankrupt, fail to fund their share of required capital contributions or otherwise meet their contractual obligations, make poor business decisions or block or delay necessary decisions. The co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions because neither we nor the co-venturers would have full control over the joint venture. Disputes between us and the co-venturers may result in litigation or arbitration that would increase our expenses and could prevent our officers and/or directors from focusing their time and effort on our business.  In addition, we may in certain circumstances be liable for the actions of our co-venturers.

ITEM 6. EXHIBITS

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

Date:    August 6, 2018