Form 10-Q
period 2018-09-30
Green Brick Partners, Inc.
filed 2018-11-05
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares of the Registrant's common stock outstanding as of October 31, 2018 was 50,719,884.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash	$33,116	$36,684
Restricted cash	11,898	3,605
Receivables	4,059	1,605
Inventory	648,241	496,054
Investment in unconsolidated entities	20,806	16,878
Property and equipment, net	4,201	804
Earnest money deposits	17,890	18,393
Deferred income tax assets, net	20,091	31,211
Intangible assets, net	1,041	—
Goodwill	680	—
Other assets	8,993	5,769
Total assets	$771,016	$611,003
LIABILITIES AND EQUITY
Accounts payable	$34,998	$22,354
Accrued expenses	23,645	18,465
Customer and builder deposits	33,814	21,447
Borrowings on lines of credit, net	198,965	105,773
Notes payable	1,045	9,926
Contingent consideration	514	—
Total liabilities	292,981	177,965
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	7,841	—
Equity
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value: 100,000,000 shares authorized; 50,719,884 and 50,598,901 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	507	506
Additional paid-in capital	291,007	289,938
Retained earnings	164,172	125,903
Total Green Brick Partners, Inc. stockholders’ equity	455,686	416,347
Noncontrolling interests	14,508	16,691
Total equity	470,194	433,038
Total liabilities and equity	$771,016	$611,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sale of residential units	$137,399	$108,437	$401,643	$302,179
Sale of land and lots	12,593	5,269	31,624	15,815
Total revenues	149,992	113,706	433,267	317,994
Cost of residential units	108,781	84,752	315,606	237,066
Cost of land and lots	10,553	3,544	25,255	11,306
Total cost of sales	119,334	88,296	340,861	248,372
Total gross profit	30,658	25,410	92,406	69,622
Selling, general and administrative expense	13,979	9,520	40,759	28,732
Operating profit	16,679	15,890	51,647	40,890
Equity in income of unconsolidated entities	2,719	968	6,534	968
Other income, net	709	435	2,767	1,362
Income before taxes	20,107	17,293	60,948	43,220
Income tax provision	4,734	5,364	13,341	13,635
Net income	15,373	11,929	47,607	29,585
Less: Net income attributable to noncontrolling interests	3,176	2,649	9,338	6,420
Net income attributable to Green Brick Partners, Inc.	$12,197	$9,280	$38,269	$23,165

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.24	$0.19	$0.76	$0.47
Diluted	$0.24	$0.19	$0.75	$0.47
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,686	49,808	50,642	49,274
Diluted	50,778	49,892	50,760	49,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$47,607	$29,585
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,804	238
Share-based compensation expense	1,597	2,242
Deferred income taxes	11,120	11,771
Equity in income of unconsolidated entities	(6,534)	(968)
Distributions of income from unconsolidated entities	3,361	259
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(2,245)	640
Increase in inventory	(108,634)	(70,605)
Decrease (increase) in earnest money deposits	1,021	(6,905)
Increase in other assets	(3,053)	(1,460)
Increase in accounts payable	8,424	910
Increase in accrued expenses	3,914	2,463
Increase in customer and builder deposits	3,293	8,668
Net cash used in operating activities	(38,325)	(23,162)
Cash flows from investing activities:
Business combination, net of acquired cash	(26,861)	—
Investments in unconsolidated entities	(755)	(241)
Purchase of property and equipment	(1,767)	(27)
Net cash used in investing activities	(29,383)	(268)
Cash flows from financing activities:
Borrowings from lines of credit	133,000	61,500
Payments of debt issuance costs	(228)	(452)
Repayments of lines of credit	(40,000)	(41,500)
Repayments of notes payable	(9,181)	(744)
Withholdings of taxes from vesting of restricted stock awards	(412)	(586)
Contributions from noncontrolling interests	—	438
Distributions to noncontrolling interests	(10,746)	(9,740)
Net cash provided by financing activities	72,433	8,916
Net increase (decrease) in cash and restricted cash	4,725	(14,514)
Cash, beginning of period	36,684	35,157
Restricted cash, beginning of period	3,605	4,445
Cash and restricted cash, beginning of period	40,289	39,602
Cash, end of period	33,116	20,720
Restricted cash, end of period	11,898	4,368
Cash and restricted cash, end of period	$45,014	$25,088
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$3,400	$2,872
Supplemental disclosure of noncash investing activities:
Decrease in land not owned under option contracts	$—	$2,271
Equity issuance for investment in unconsolidated entity	$—	$14,623

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or subsequent periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Green Brick Partners, Inc., its controlled subsidiaries, and variable interest entities (“VIEs”) in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary (together, the “Company”, “we”, or “Green Brick”).

All intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for its investments in unconsolidated entities over which it exercises significant influence but does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities' earnings or losses, if any, is included in the condensed consolidated statements of income.

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

2. SIGNIFICANT ACCOUNTING POLICIES

For a complete set of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Changes in significant accounting policies during the nine months ended September 30, 2018 are presented below.

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

Variable Interest Entities and Noncontrolling Interests
The Company accounts for VIEs in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, an entity is a VIE when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity and (iii) do not have the right to receive expected residual returns of the entity;

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

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary
Redeemable noncontrolling interest in equity of consolidated subsidiary represents equity related to a put option held by a minority shareholder of a subsidiary. Based on the put option structure, the minority shareholder’s interest in the controlled subsidiary is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets. The accretion of the redeemable noncontrolling interest to its redemption value is recorded in additional paid-in capital on the condensed consolidated balance sheets.

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

A reportable segment is an operating segment, either separately defined or aggregated from several operating segments based on similar economic and other characteristics, that exceeds certain quantitative thresholds of ASC 280.

The Company identifies its CODM as four key executives - the Chief Executive Officer, Chief Financial Officer, President of Texas Region and Chief Accounting Officer. In determining the reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types, and production processes.

Business Combinations
Acquisitions are accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). Following the determination that control of a business and its inputs, processes and outputs was obtained in exchange for cash, all material assets and liabilities of the business, including contingent consideration, are measured and recognized at fair value as of the date of the acquisition to reflect the purchase price. Depending on the fair value of net assets acquired, the purchase price allocation may or may not result in goodwill.

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

Intangible Assets
Intangible assets, net consists of the estimated fair value of acquired home construction contracts and trade name. A high degree of judgment is made by management regarding assumptions, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets. The identified home construction contracts intangible asset is amortized to cost of residential units as income on the related contracts is earned, over a period of two years. The trade name has a definite life of and is amortized over ten years.

Income Taxes
We establish reserves for uncertain tax positions that reflect our best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. We recognize interest and penalties related to uncertain tax positions in income tax provision in the consolidated statements of income. Accrued interest and penalties, if any, are included within accrued expenses on the consolidated balance sheets. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Revenue Recognition
Contracts with Customers
The Company derives revenues from two primary sources: the closing and delivery of homes through our builder operations segments and the sale of lots to homebuilders through our land development segment. All of our revenue is from contracts with customers.

Contract Assets
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

The Company also pays quarterly builder incentives to employees which are based on the time it takes to build individual homes, as well as quality inspection completion and customer satisfaction. The builder incentives do not represent incremental costs that would require capitalization as we would incur these costs whether or not we sold the home. As such, we recognize builder incentives as expense at the time they are paid.

Advertising costs, sales salaries and certain costs associated with model homes, such as sales office construction and signage, do not qualify for capitalization under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, as they are not incremental costs of obtaining a contract. As such, we expense these costs to selling, general and administrative expense as incurred. Costs incurred related to model home furnishings are capitalized and included in property and equipment, net on the condensed consolidated balance sheets.

Selling, General and Administrative Expense
Selling, general and administrative expense represents salaries, benefits, share-based compensation, property taxes, depreciation, amortization, advertising and marketing, rent, and other administrative items, and is recorded in the period incurred.

Interest Expense
Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during active development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, in accordance with our interest capitalization policy. All interest costs were capitalized during the three and nine months ended September 30, 2018 and September 30, 2017.

Other Income, Net
Other income, net primarily consists of net revenue from contracts where we are the general contractor and where our homebuyer, and not our Company, owns the land and improvements (“mechanics lien contracts”), net revenue from third parties for title and settlement services, and interest earned. We recognize revenue on our mechanics lien contracts over time as the performance obligations are met.

Recent Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), on January 1, 2018. ASU 2014-09 was codified into ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 using the modified retrospective method applied to contracts which were not completed as of January 1, 2018, which required the cumulative effect of the initial application of the new standard, if any, to be reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018. The Company’s revenue recognition disclosures expanded significantly under ASC 606, specifically related to the quantitative and qualitative information about performance obligations, information about contract balances, changes in contract assets and liabilities and disaggregation of revenue. The adoption of ASC 606 did not have a material effect on the Company’s condensed consolidated statements of income and there was no cumulative effect on the opening balance of retained earnings as of January 1, 2018.

As a result of the adoption of ASU 2014-09, costs related to model home furnishings are no longer capitalizable as inventory; however, such costs are capitalizable as fixed assets. As of September 30, 2018, $1.9 million of model home furnishings costs were included in property and equipment, net compared to $1.1 million included in inventory as of December 31, 2017. The related depreciation expense of $1.3 million is included in selling, general and administrative expense for the nine months ended September 30, 2018 as opposed to $0.9 million included in cost of sales for the nine months ended September 30, 2017.

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

In February 2016, the FASB established Topic 842, Leases (“Topic 842”), by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures. While we continue to assess all of the effects of adoption, we believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases and (2) providing new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

Upon adoption, we expect to recognize additional operating liabilities, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on the Company’s consolidated financial statements.

3. BUSINESS COMBINATION

On April 26, 2018 (the “Acquisition Date”), following a series of transactions, the Company acquired substantially all of the assets and assumed certain liabilities of GHO Homes Corporation and its affiliates (“GHO”) through a newly formed subsidiary, GRBK GHO Homes, LLC (“GRBK GHO Homes”), in which the Company holds an 80% controlling interest. The owner of GHO contributed $8.3 million of net assets to GRBK GHO Homes in an exchange for a 20% interest in GRBK GHO Homes. The minority partner of GRBK GHO Homes serves as the president of GRBK GHO Homes.
GRBK GHO Homes operates primarily in the Vero Beach, Florida market and is engaged in land and lot development, as well as all aspects of the homebuilding process. The acquisition allowed the Company to expand its operations into a new geographic market.
The Company consolidates the financial statements of GRBK GHO Homes as the Company owns 80% of the outstanding voting shares of the builder. The noncontrolling interest attributable to the 20% minority interest owned by our Florida based partner is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements. In addition, under the terms of the purchase agreement, the Company may be obligated to pay the contingent consideration if certain annual performance targets are met over the three-year period following the Acquisition Date.
The original consideration of $42.2 million consisted of $33.2 million in cash paid by the Company to the owner of GHO, $8.3 million of assets contributed by the owner of GHO, and an estimated $0.6 million of contingent consideration. Following completion of the audit of the balance sheet of GHO as of the Acquisition Date, the purchase price was adjusted by $2.0 million that was paid by the Company in cash, and the value of contributed assets from the minority partner was increased by $0.5 million. Contingent consideration was adjusted to $0.5 million based on finalization of valuation procedures. Thus, the final total consideration was $44.6 million. Total consideration for the Company's 80% interest in GRBK GHO Homes was $35.8 million.
In accordance with ASC 805, all material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price.

The following is a summary of fair value of assets acquired and liabilities assumed (in thousands):

Assets acquired
Cash	$8,399
Inventory	45,070
Property and equipment	1,462
Intangible assets - trade name	850
Intangible assets - home construction contracts	290
Goodwill (1)	680
Other assets	833
Total assets	$57,584
Liabilities assumed
Note payable	$300
Accrued expenses and other liabilities	5,486
Customer deposits	9,073
Total liabilities	$14,859
Redeemable noncontrolling interest	$6,951
Net assets acquired (2)	$35,774

(1)	Goodwill is expected to be fully deductible for tax purposes.

(2)	Contingent consideration of $0.5 million is included in the fair value of net assets acquired.

The final purchase price allocation reflected above is based upon estimates and assumptions. The Company engaged a valuation firm to assist in the allocation of the purchase price, and valuation procedures related to the acquired assets and assumed liabilities have been completed. The estimated cash flows and ultimate valuation have been significantly affected by estimated discount rates, estimates related to expected average selling prices and sales incentives, expected sales pace and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs and may vary significantly between communities.

Adjustments to the fair value of inventory based on the completion of valuation procedures resulted in the Company recording $0.2 million of cost of residential units during the three months ended September 30, 2018 which related to the period from April 26, 2018 through June 30, 2018.

The valuation of redeemable noncontrolling interest is based on a market approach, considering the equity contribution made by the 20% partner, adjusted for control and marketability factors.

Acquired inventory consists of both land under development and work in process inventory, as well as completed homes held for sale. The estimated fair value of real estate inventory was determined on a community-by-community basis, primarily using the income approach which derives a value using a discounted cash flow for income-producing real property. The values of work in process and completed home inventory were estimated based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining construction and sales and marketing efforts through the sale of the homes. The stage of production, as of the acquisition date, ranged from recently started lots to fully completed homes. A sales comparison approach was used for land for which significant lot development had not yet begun as of the Acquisition Date. An income approach was also utilized to value mechanics lien home construction contracts acquired.

The estimated fair values of the acquired trade name, GHO Homes, and the home construction contracts, were determined using the relief-from-royalty method under the income approach, which involved assumptions related to revenue growth, market awareness and useful life.

The allocation to goodwill represents the excess of the purchase price, including contingent consideration, over the estimated fair value of assets acquired and liabilities assumed. Goodwill results primarily from operational synergies expected from the business combination. The decrease in goodwill during the three months ended September 30, 2018 relates solely to the finalization of purchase price allocation.

GRBK GHO Homes’ results of operations, which include homebuilding revenues of $29.8 million and income before tax of $3.0 million, are included in the accompanying condensed consolidated statements of income for the period from April 26, 2018 through September 30, 2018.

The supplemental pro forma information for revenue and earnings of the Company as though the business combination had occurred as of January 1, 2017 is impractical to provide due to the fact that consolidated reporting for the specific group of entities acquired had not existed prior to the acquisition.

As of September 30, 2018, we had incurred transaction costs of approximately $0.5 million related to the business combination, which have been expensed as incurred and are included in selling, general and administrative expense.

4. VARIABLE INTEREST ENTITIES

Consolidated VIEs
The Company owns 50% equity interests in the Dallas and Atlanta based controlled builders. The Dallas and Atlanta based controlled builders are deemed to be VIEs for which the Company is considered the primary beneficiary. We sell finished lots or option lots from third-party developers to the Dallas and Atlanta based controlled builders for their homebuilding operations and provide each of the controlled builders with construction financing and strategic planning. The board of managers of each of the controlled builders has the power to direct the activities that significantly impact the controlled builder’s economic performance. Pursuant to the Company’s agreements with each controlled builder, it has the ability to appoint two of the three members to each controlled builder’s board of managers. A majority of the board of managers constitutes a quorum to transact business. No action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed at each controlled builder.

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

Our controlled builders’ creditors have no recourse against us. The assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of September 30, 2018 totaled $65.5 million, of which $0.3 million was cash and $57.2 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2017 totaled $56.1 million, of which $0.9 million was cash and $47.8 million was inventory.

Unconsolidated VIEs
Option Contracts
The Company evaluates all option contracts to purchase land and land lots to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of counterparts of these option contracts. Although the Company does not have legal title to the optioned land or lots, if the Company is deemed to be the primary beneficiary of or makes a significant deposit for optioned land or lots, it may need to consolidate the land or lots under option at the purchase price of the optioned land or lot.

As of September 30, 2018 and as of December 31, 2017, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to the land or lot option contracts.

5. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2018	December 31, 2017
Completed home inventory and residential lots held for sale	$165,107	$106,043
Work in process and land under development	480,419	386,181
Land held for sale	2,715	3,830
Total inventory	$648,241	$496,054

The Company capitalizes interest costs incurred to inventory during active development and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of sales as related homes, land and lots are closed.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest capitalized at beginning of period	$12,143	$9,425	$10,474	$9,417
Interest incurred	2,479	1,177	6,113	2,955
Interest charged to cost of sales	(1,114)	(716)	(3,079)	(2,486)
Interest capitalized at end of period	$13,508	$9,886	$13,508	$9,886

6. INVESTMENT IN UNCONSOLIDATED ENTITIES

In August 2017, the Company expanded into the Colorado Springs, Colorado market through a 49.9% equity interest in GB Challenger, LLC (“Challenger Homes”) which constructs townhomes, single family homes and luxury patio homes.

In March 2018, the Company formed a joint venture with a title company in Georgia to provide title closing and settlement services to our Atlanta based builder. The Company, through its controlled builder, The Providence Group of Georgia, L.L.C. (“TPG”), owns a 49% equity interest in Providence Group Title, LLC (“Providence Title”).

In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage loan origination services to our builders. The Company owns a 49% equity interest in Green Brick Mortgage, LLC (“Green Brick Mortgage”) which initiated mortgage loan origination activities in September 2018.

A summary of the condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

Balance Sheets (Unaudited)	September 30, 2018	December 31, 2017
Assets:
Cash	$15,825	$3,981
Accounts receivable	400	1,494
Bonds receivable	5,864	2,850
Inventory	50,731	57,841
Goodwill	4,615	4,615
Noncompete intangible asset	159	202
Other assets	2,652	2,248
Total assets	$80,246	$73,231
Liabilities:
Accounts payable	$4,464	$5,060
Accrued expenses and other liabilities	5,373	2,857
Notes payable	34,209	36,923
Total liabilities	$44,046	$44,840
Owners' equity:
Green Brick	$20,476	$16,592
Others	15,724	11,799
Total owners' equity	$36,200	$28,391
Total liabilities and owners' equity	$80,246	$73,231

Statements of Income (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$43,758	$21,955	$120,710	$21,955
Costs and expenses	38,308	20,015	107,328	20,015
Net earnings of unconsolidated entities	$5,450	$1,940	$13,382	$1,940
Company's share in net earnings of unconsolidated entities	$2,719	$968	$6,534	$968

7. DEBT

Lines of Credit
Lines of credit outstanding, net of unamortized debt issuance costs, consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$57,500	$32,000
Unsecured revolving credit facility	142,500	75,000
Debt issuance costs, net of amortization	(1,035)	(1,227)
Total lines of credit	$198,965	$105,773

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company’s subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2018, the interest rate on outstanding borrowings under the Credit Facility was 5.25% per annum.

On May 3, 2016, the Company amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. A non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12-month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and reduce the carrying amount of debt on the condensed consolidated balance sheets. The Company is capitalizing these debt issuance costs to inventory over the term of the Credit Facility using the straight-line method.

During 2017, the Company amended the Credit Facility several times for the purpose of adding additional land holdings as collateral. On October 27, 2017, the Company amended the Credit Facility to increase the commitment amount from $50.0 million to $75.0 million. This amendment temporarily waived the borrowing base through March 31, 2018, after which the borrowing base was reinstated. During the temporary borrowing base waiver, the Credit Facility was governed by a loan-to-value ratio not permitted to exceed 70%.

On October 26, 2018, the Company amended the Credit Facility. The amendment extended the maturity date to May 1, 2022 and lowered the floating interest rate to the Index less 0.25%.

Under the terms of the amended Credit Facility, the Company is required to maintain a minimum amount of tangible net worth, minimum interest coverage and maximum leverage ratios. The Company was in compliance with these financial covenants as of September 30, 2018.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A. ("Citibank"), as administrative agent, providing for a senior, unsecured revolving credit facility with an aggregate lending commitment of $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Citibank and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of September 30, 2018, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility range from 4.56% to 4.58% per annum. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, completed sold homes and completed speculative homes (subject to certain limitations on the age and number of completed speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

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

Effective July 24, 2018, Citibank, Credit Suisse, and JPMorgan each increased their commitment by $5.0 million, for a total of $15.0 million, thereby increasing the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $160.0 million to $175.0 million. Costs of $0.1 million were incurred associated with this additional commitment.

Effective October 22, 2018, Chemical Financial Corporation (“Chemical”) was added as a lender under the Credit Agreement, with an initial commitment of $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $175.0 million to $200.0 million. Costs of $0.3 million were incurred associated with this additional commitment.

On November 2, 2018, the Company entered into a Fifth Amendment to the Credit Agreement ( the “Fifth Amendment”). Pursuant to the Fifth Amendment, Flagstar Bank increased its commitment from $70.0 million to $80.0 million and Chemical increased its commitment from $25.0 million to $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $200.0 million to $215.0 million. The Fifth Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $200.0 million to $275.0 million. Additionally, the Fifth Amendment extended the termination date to December 14, 2021. Total fees and other costs of $0.5 million were incurred associated with the Fifth Amendment.

All fees and other debt issuance costs associated with changes in commitments are deferred and reduce the carrying amount of debt in our condensed consolidated balance sheets. The Company is capitalizing these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants as of September 30, 2018.

Notes Payable
Notes payable outstanding as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Briar Ridge Investments, LTD	$—	$9,000
Graham Mortgage Corporation	895	926
Bower Hills, LLC	150	—
Total notes payable	$1,045	$9,926
Briar Ridge Investments, LTD
On December 13, 2013, a subsidiary of the Company signed a promissory note for $9.0 million maturing on December 13, 2017, bearing interest at 6.0%, and collateralized by land in Allen, Texas. In December 2016, this note was extended through December 31, 2018. The note was paid in full on June 5, 2018.

Graham Mortgage Corporation
On November 30, 2016, a subsidiary of the Company signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum and collateralized by land located in Sunnyvale, Texas. Accrued interest as of September 30, 2018 was $0.1 million.

Bower Hills, LLC
In conjunction with the purchase of GRBK GHO Homes, a subsidiary of GRBK GHO Homes assumed interest free mortgage debt in the amount of $0.3 million maturing on April 18, 2019 and collateralized by land located in Indian River County, Florida.

8. STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is as follows (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	50,598,901	$506	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	215	—	215	—	215
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of shares withheld for employee taxes	100,983	1	668	—	669	—	669
Amortization of deferred share-based compensation	—	—	301	—	301	—	301
Common stock issued in connection with the investment in Challenger Homes	20,000	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	(115)	—	(115)	—	(115)
Distributions	—	—	—	—	—	(10,746)	(10,746)
Net income	—	—	—	38,269	38,269	8,563	46,832
Balance as of September 30, 2018	50,719,884	$507	$291,007	$164,172	$455,686	$14,508	$470,194

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2018, there were 50,719,884 shares of common stock issued and outstanding.

On March 16, 2018, 20,000 shares of common stock were issued as additional consideration for the investment in Challenger Homes upon resolution of terms for such holdback shares.

The Company’s Board of Directors (the “BOD”) authorized a share repurchase program for the period beginning on October 3, 2018 and ending on October 3, 2020 of the Company’s common stock for an aggregate price not to exceed $30.0 million. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, corporate and regulatory requirements and other factors, and may be suspended or discontinued at any time. Authorized repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a trading plan under Rule 10b5-1 established by the SEC, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the BOD at any time. The Company intends to finance any repurchases with available cash and proceeds from borrowings under lines of credit.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The BOD has the authority, subject to any limitations imposed by law or NASDAQ listing rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers, if any, the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series. As of September 30, 2018, there were no shares of preferred stock issued and outstanding.

Section 382 Transfer Restrictions
If the Company were to experience an ownership change, Section 382 of the Internal Revenue Code imposes an annual limitation which could impact the utilization of our net operating loss carryforwards. To reduce the likelihood of such an ownership change, the BOD implemented certain transfer restrictions, including Article V of the Company’s Certificate of Incorporation, and a Section 382 rights agreement (the “Rights Agreement”) regarding preservation of our net operating loss carryforwards. On March 27, 2014, the BOD declared a dividend of one preferred share purchase right with respect to each outstanding share of common stock to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a price of $30.00 per one one-thousandth of a share, subject to adjustment as provided in the Rights Agreement. The dividend was payable to stockholders of record at the close of business on April 7, 2014. As of September 30, 2018, the Rights Agreement has not been triggered.

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary
As part of the GRBK GHO Homes business combination, we entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by the minority partner. The Put/Call Agreement provides that the 20% ownership interest in GRBK GHO Homes held by the minority partner is subject to put and purchase options starting in April 2021. The exercise price is based on the financial results of GRBK GHO Homes for the three years prior to exercise of the option. Based on the final allocation of purchase price as discussed in Note 3, the fair value of the estimated payment to repurchase these shares was $7.0 million. If the minority partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GRBK GHO Homes from our partner.
Based on the nature of the put/call structure, the minority partner’s interest in GRBK GHO Homes is classified as redeemable noncontrolling interest on the condensed consolidated balance sheets.

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the period April 26, 2018 to September 30, 2018 (in thousands):

Balance at beginning of period	$6,346
Purchase accounting adjustment	605
Adjusted balance at beginning of period	6,951
Net income	775
Accretion of redeemable noncontrolling interest	115
Balance at end of period	$7,841

9. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the nine months ended September 30, 2018, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to named executive officers (“NEOs”) and non-employee members of the BOD. The RSAs granted to the NEOs were 100% vested and non-forfeitable on the grant date. The BOD elected to defer up to 100% of their annual retainer fee, chairman fees and meeting fees in the form of common stock. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the Company's 2019 annual meeting of stockholders. The fair value of the RSAs granted to the NEOs and BOD is recorded as share-based compensation expense on the grant date or over the vesting period, as applicable. The Company withheld 39,228 shares of common stock from NEOs, at a total cost of $0.4 million, to satisfy statutory minimum tax requirements related to the RSAs during the nine months ended September 30, 2018.

A summary of shared-based awards activity during the nine months ended September 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2017	38	$10.25
Granted	140	$10.45
Vested	(144)	$10.03
Forfeited	—	$—
Nonvested, September 30, 2018	34	$12.00

Stock Options
A summary of stock options activity during the nine months ended September 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2017	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2018	500	$7.49	6.07	$1,305
Options exercisable, September 30, 2018	300	$7.49	6.07	$783

A summary of unvested stock options activity during the nine months ended September 30, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2017	200	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, September 30, 2018	200	$2.88

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $2.2 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.3 million, which is expected to be recognized over a weighted-average period of 0.6 years. As of September 30, 2018, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 1.1 years.
10. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographic Market
Central	$59,652	$12,363	$52,597	$5,269
Southeast	77,747	230	55,840	—
Total revenues	$137,399	$12,593	$108,437	$5,269

Type of Customer
Homebuyers	$137,399	$—	$108,437	$—
Homebuilders	—	12,593	—	5,269
Total revenues	$137,399	$12,593	$108,437	$5,269

Product Type
Residential units	$137,399	$—	$108,437	$—
Land and lots	—	12,593	—	5,269
Total revenues	$137,399	$12,593	$108,437	$5,269

Timing of Revenue Recognition
Transferred at a point in time	$137,399	$12,593	$108,437	$5,269
Total revenues	$137,399	$12,593	$108,437	$5,269

The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographic Market
Central	$198,093	$27,054	$149,977	$15,013
Southeast	203,550	4,570	152,202	802
Total revenues	$401,643	$31,624	$302,179	$15,815

Type of Customer
Homebuyers	$401,643	$—	$302,179	$—
Homebuilders	—	31,624	—	15,815
Total revenues	$401,643	$31,624	$302,179	$15,815

Product Type
Residential units	$401,643	$—	$302,179	$—
Land and lots	—	31,624	—	15,815
Total revenues	$401,643	$31,624	$302,179	$15,815

Timing of Revenue Recognition
Transferred at a point in time	$401,643	$31,624	$302,179	$15,815
Total revenues	$401,643	$31,624	$302,179	$15,815

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Customer and builder deposits	$33,814	$21,447	$22,756	$14,088

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Type of Customer
Homebuyers	$6,007	$3,650	$13,036	$6,659
Homebuilders	480	906	711	1,286
Total deposits recognized as revenue	$6,487	$4,556	$13,747	$7,945

As a result of the GRBK GHO Homes business combination, customer deposits from homebuyers in the amount of $9.1 million were acquired, of which $2.5 million and $4.5 million were recognized during the three months ended September 30, 2018 and during the period from April 26, 2018 through September 30, 2018, respectively.

Performance Obligations
There was no revenue recognized during the three and nine months ended September 30, 2018 and 2017 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $119.6 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2018	$10,631
2019	51,949
2020	37,051
2021	16,227
2022	3,730
Total	$119,588

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
11. SEGMENT INFORMATION

Prior to the third quarter of 2018, the Company’s operations were organized into two reportable segments: builder operations and land development. Builder operations consisted of three operating segments: Texas, Georgia and Florida. The operations of the Company’s controlled builders were aggregated into these three operating segments based on similar economic characteristics, including geography; housing products; class of homebuyer; regulatory environments; and methods used to construct and sell homes.

During the third quarter of 2018, the Company re-evaluated its reportable segments under ASC 280. The Company has further aggregated the Georgia and Florida operating segments into one reportable segment - Builder operations Southeast. The Texas operating segment was redefined as a second reportable segment - Builder operations Central. Land development is a separate reportable segment.

The Company believes such aggregation is consistent with the objective and basic principles of ASC 280 and provides the most meaningful information about the types of business activities in which the Company engages and the economic environments in which it operates.

Corporate operations are reported as a non-operating segment and include activities which support the Company’s builder operations, land development, title and mortgage operations through centralization of certain administrative functions, such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate and other segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development segments.

While the operations of Challenger Homes meet the criteria for an operating segment, they do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, Challenger Homes’ results are included within the corporate and other segment.

Green Brick Title, LLC (“Green Brick Title”), Providence Title and Green Brick Mortgage operations are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate and other segment.

Segment information for the three and nine months ended September 30, 2017 has been restated to conform with the revised segment presentation for the three and nine months ended September 30, 2018.

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues: (1)
Builder operations
Central	$59,652	$52,597	$198,093	$149,977
Southeast	77,977	55,840	208,120	152,202
Total builder operations	137,629	108,437	406,213	302,179
Land development	12,363	5,269	27,054	15,815
Total revenues	$149,992	$113,706	$433,267	$317,994

Gross profit:
Builder operations
Central	$12,847	$12,473	$45,296	$36,846
Southeast	19,058	13,399	49,727	34,521
Total builder operations	31,905	25,872	95,023	71,367
Land development	2,142	1,749	6,591	4,864
Corporate and other (2)	(3,389)	(2,211)	(9,208)	(6,609)
Total gross profit	$30,658	$25,410	$92,406	$69,622

Income (loss) before taxes:
Builder operations
Central	$6,984	$8,171	$28,026	$24,424
Southeast	12,649	9,861	33,978	24,176
Total builder operations	19,633	18,032	62,004	48,600
Land development	1,292	1,516	4,975	3,894
Corporate and other (3)	(818)	(2,255)	(6,031)	(9,274)
Total income before taxes	$20,107	$17,293	$60,948	$43,220

	September 30, 2018	December 31, 2017
Inventory:
Builder operations
Central	$155,154	$111,271
Southeast	158,489	99,613
Total builder operations	313,643	210,884
Land development	317,669	272,542
Corporate and other (4)	16,929	12,628
Total inventory	$648,241	$496,054

Goodwill:
Builder operations
Southeast (5)	$680	$—

(1)
The sum of Builder operations Central and Southeast segments’ revenues does not equal revenue from the sale of residential units included in the consolidated statements of income in periods when our controlled builders have sales of land or lots, which for the three and nine months ended September 30, 2018 were $0.2 million and $4.6 million, respectively, compared to $0.0 million for the three and nine months ended September 30, 2017. Revenue from such sales is included in builder operations revenue as it relates to builders’ operations, and included in revenue from sale of land and lots in the condensed consolidated statements of income.

(2)	Corporate and other gross profit is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.

(3)	Corporate and other income (loss) before taxes includes results from Green Brick Title, Challenger Homes, Green Brick Mortgage, and Providence Title.

(4)	Corporate and other inventory consists of capitalized overhead and interest related to work in process and land under development.

(5)	In connection with the GRBK GHO Homes business combination, the Company recorded goodwill of $0.7 million.

12. INCOME TAXES

We recorded an income tax provision of $4.7 million and $13.3 million for the three and nine months ended September 30, 2018, respectively, as compared to $5.4 million and $13.6 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 23.5% and 21.9%, respectively, as compared to 31.0% and 31.5% for the three and nine months ended September 30, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and imposed significant limitations on certain corporate deductions and credits. The Tax Act placed future limitations on the usage of net operating loss carryforwards generated in the year ended December 31, 2018 and after. The Tax Act is comprehensive, containing several other provisions, some of which will not materially impact the Company. The estimates of the Tax Act may be adjusted in future periods as required. Future implementation guidance from the Internal Revenue Service, clarifications of state tax law, or the completion of the Company’s 2017 tax return filings could all affect the estimated financial statement impact of the Tax Act. The SEC staff issued Staff Accounting Bulletin 118 which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 is due to the impact of compliance with the Tax Act, discrete tax items and the change in the ratio of noncontrolled earnings relative to pre-tax income.

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three and nine months ended September 30, 2018.

13. NET INCOME ATTRIBUTABLE TO GREEN BRICK PARTNERS, INC. PER SHARE

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Green Brick Partners, Inc.	$12,197	$9,280	$38,269	$23,165

Weighted-average number of shares outstanding —basic	50,686	49,808	50,642	49,274
Basic net income attributable to Green Brick Partners, Inc. per share	$0.24	$0.19	$0.76	$0.47

Weighted-average number of shares outstanding —basic	50,686	49,808	50,642	49,274
Dilutive effect of stock options and restricted stock awards	92	84	118	73
Weighted-average number of shares outstanding —diluted	50,778	49,892	50,760	49,347
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.24	$0.19	$0.75	$0.47

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Antidilutive options to purchase common stock and restricted stock awards	3	—	7	—

14. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. Level 2 financial instruments include borrowings on lines of credit and notes payable. The fair value of the contingent consideration liability related to the GRBK GHO Homes business combination was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

The carrying value and estimated fair value of our level 2 and 3 financial instruments are as follows (in thousands):

		September 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Revolving credit facility	2	$57,500	$57,500	$32,000	$32,000
Unsecured revolving credit facility	2	$142,500	$142,500	$75,000	$75,000
Notes payable	2	$1,045	$1,045	$9,926	$9,926
Contingent consideration liability	3	$514	$514	$—	$—

Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit and notes payable are deemed to approximate fair value.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of January 1, 2018	$—	$—
Estimated contingent consideration liability related to the GRBK GHO Homes business combination	628	628
Purchase price adjustment	(114)	(114)
Contingent consideration liability, balance as of September 30, 2018	$514	$514

The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of all financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of September 30, 2018 and December 31, 2017. There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2018 when compared to December 31, 2017.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to net realizable value. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded adverse fair value adjustments of $0.1 million and $0.0 million, respectively, related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

15. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2018 and 2017, the Company had the following related party transactions through the normal course of business.

The Parc at Cogburn
In September 2015, the Company purchased 11 lots from an entity affiliated with the president of TPG, one of its controlled builders. The lots are part of a 19 home community, The Parc at Cogburn in Atlanta. The total paid for the lots in 2015 was $1.8 million. Under the option contract in place, the Company purchased $0.3 million in lots during 2016, and $0.0 million and $1.0 million during the three and nine months ended September 30, 2017, respectively. There were no lots remaining to be purchased as of December 31, 2017. As of September 30, 2018, the Company had a $0.1 million payable to the entity affiliated with the president of TPG.

Academy Street
In March 2016, the Company purchased undeveloped land for development of an 83 lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of lots to TPG. Contributions and profits are shared 80% by the Company and 20% by the affiliated entity.

Total capital contributions as of September 30, 2018 were $11.7 million. There were no contributions made to the partnership in the nine months ended September 30, 2018. Total contributions to the partnership during the three and nine months ended September 30, 2017 were $0.0 million and $0.4 million, respectively, of which 80% was paid by the Company.

The partnership distributed $1.1 million and $3.3 million in the three and nine months ended September 30, 2018, respectively, of which $0.9 million and $2.7 million, respectively, were distributed to the Company. Total distributions from the partnership during the three and nine months ended September 30, 2017 were $1.1 million and $7.3 million, respectively, of which $0.9 million and $5.8 million, respectively, was paid to the Company. The Company has consolidated the entity’s results of operations and financial condition into its financial statements based on its 80% ownership.

Suwanee Station
In March 2016, the Company purchased undeveloped land for development of a 73 unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity.

Total capital contributions as of September 30, 2018 were $2.5 million. There were no contributions made to the partnership in the nine months ended September 30, 2018. Total contributions made to the partnership in the three and nine months ended September 30, 2017 were $0.3 million and $0.7 million, respectively, of which $0.1 million and $0.4 million , respectively, were contributed by the Company.

Total distributions made by the partnership during the three and nine months ended September 30, 2018 were $0.2 million and $0.9 million, respectively, of which $0.1 million and $0.4 million, respectively, were paid to the Company. Total distributions made by the partnership during the three and nine months ended September 30, 2017 were $0.0 million and $0.4 million, respectively, of which $0.2 million was paid to the Company. The Company holds two of the three board seats and is able to exercise control over the operations of the partnership and therefore has consolidated the entity’s results of operations and financial condition into its financial statements.

Dunwoody Towneship
In June 2016, the Company purchased 14 lots from an entity affiliated with the president of TPG. The lots are part of a 40 unit townhome community, Dunwoody Towneship in Atlanta. The total paid for the 14 lots in 2016 was $1.8 million. The Company purchased the remaining 26 lots during the year ended December 31, 2017 for $3.3 million, of which $2.3 million was paid during the nine months ended September 30, 2017. As of September 30, 2018, the Company had a $0.2 million receivable from the entity affiliated with the president of TPG related to the final true-up of the value of the lots.

Corporate Officers
In February 2017, Richard A. Costello paid a $0.1 million deposit to Centre Living Homes, LLC (“Centre Living”), one of the Company’s controlled builders, on a townhome. During the fourth quarter of 2017, Mr. Costello closed on the townhome for approximately $0.5 million. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

In February 2017, Jed Dolson paid a $0.1 million deposit to Centre Living on a townhome. During the fourth quarter of 2017, as allowed for in the Company’s employee discount policy, Mr. Dolson assigned his rights to purchase the townhome to his sister-in-law. The townhome was sold in the fourth quarter of 2017 for approximately $0.5 million. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

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

GRBK GHO Homes
GRBK GHO Homes leases office space from entities affiliated with the president of GRBK GHO Homes. During the period from April 26, 2018 through September 30, 2018, GRBK GHO Homes incurred rent expense of $0.1 million under such lease agreements. As of September 30, 2018, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO Homes receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO Homes. During the period from April 26, 2018 through September 30, 2018, GRBK GHO Homes incurred de minimus fees related to such title closing services. As of September 30, 2018, no amounts were due to the title company affiliate.
16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively, and performance bonds outstanding totaled $5.8 million and $3.6 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
The Company offers homebuyers a comprehensive third-party warranty on each home. Homes are generally covered by a one-year warranty for defects and products used, two years for electrical, mechanical and plumbing systems, and ten years for qualified and defined structural defects. Developed lot sales are generally covered by a customary one-year warranty on excavation and retaining walls.

The Company accrues an estimate of its exposure to warranty claims based on both current and historical home sales data and warranty costs incurred. Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets.

Warranty activity consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$2,539	$1,503	$2,083	$1,210
Additions	569	362	1,697	1,116
Charges	(458)	(324)	(1,130)	(785)
Ending balance	$2,650	$1,541	$2,650	$1,541

Lease Commitments
The Company has leases associated with office and design center space which are classified as operating leases. Rent expense under these leases is included in selling, general and administrative expense in the condensed consolidated statements of income.

The future annual minimum lease payments under operating leases as of September 30, 2018 are (in thousands):

Total
Remainder of 2018	$278
2019	1,023
2020	1,033
2021	795
2022	582
2023 and thereafter	443
Total	$4,154

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts. As of September 30, 2018 and December 31, 2017, there were 2,672 and 1,724 lots under option, respectively, as well as option contracts for land intended to be developed into additional lots. The land and lot option contracts in place as of September 30, 2018 provide for potential land and lot purchase payments in each year through 2022.

If each option contract in place as of September 30, 2018 was exercised, expected purchase payments would be as follows (in thousands):

Total
Remainder of 2018	$61,746
2019	134,550
2020	27,650
2021	12,244
2022	1,680
Total	$237,870

Legal Matters
Lawsuits, claims and proceedings may be instituted or asserted against the Company in the normal course of business. The Company is also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, title company regulations, employment practices and environmental protection. As a result, the Company may be subject to periodic examinations or inquiry by agencies administering these laws and regulations.

The Company records an accrual for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. The Company accrues for these matters based on facts and circumstances specific to each matter and revises these estimates when necessary.

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

Overview of the Business
We are a diversified homebuilding and land development company. We acquire and develop land, provide land and construction financing to our controlled builders and participate in the profits of our controlled builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia, as well as the Vero Beach, Florida area. We also own a noncontrolling interest in Challenger Homes in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities. We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Our communities are located in premium locations and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 8,100 home sites in high-growth submarkets throughout the Dallas and Atlanta metropolitan areas and the Vero Beach, Florida market. We are strategically positioned to either build new homes on our lots through our controlled builders or to sell finished lots to third-party homebuilders.

We sell finished lots to our controlled builders or option lots from third-party developers for our builders' homebuilding operations and provide them with construction financing and strategic planning. Our controlled builders provide us with their local knowledge and relationships. We support our Dallas and Atlanta controlled builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of typically 20% or more and by providing construction financing at an interest rate of at least 13.8%. Our income is further enhanced by our equity interest in the profits of our controlled builders. In addition, the land we sell to third-party builders typically generates an unlevered IRR of 20% or greater.

References to our “controlled builders” relate to our homebuilding subsidiaries in which we own a controlling interest and are therefore able to exercise control over the operations of the builder.

Controlled Builders	Year Formed	Market	Products Offered	Prices Ranges
The Providence Group of Georgia L.L.C. (“TPG”)	2011	Atlanta	Townhomes	$310,000 to $650,000
			Single family	$440,000 to $1.1 million
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$250,000 to $430,000
			Single family	$320,000 to $700,000
Centre Living Homes, LLC (“Centre Living”)	2012	Dallas	Townhomes	$320,000 to $1.5 million
Southgate Homes DFW LLC (“Southgate”)	2013	Dallas	Luxury homes	$550,000 to $1.3 million
GRBK GHO Homes, LLC (“GRBK GHO Homes”)	2018	Vero Beach	Patio homes	$200,000 to $400,000
			Single family	$200,000 to $600,000
Trophy Signature Homes, LLC (“Trophy”)	2018	Dallas	Single family	$200,000 to $450,000

Green Brick Title, LLC (“Green Brick Title”) is our wholly-owned title company whose core business includes providing title insurance and closing and settlement services for our homebuyers. Green Brick Title had insignificant operations during the three and nine months ended September 30, 2018 and 2017.

In August 2017, the Company expanded into the Colorado Springs, Colorado market through a 49.9% equity interest in GB Challenger, LLC (“Challenger Homes”) which constructs townhouses, single family homes and luxury patio homes.

In March 2018, the Company formed a joint venture with a title company in Georgia to provide closing and settlement services to our Atlanta based builder. The Company, through its Atlanta based controlled builder, owns a 49% equity interest in Providence Group Title, LLC (“Providence Title”). Providence Title had insignificant operations during the three and nine months ended September 30, 2018.

In April 2018, following a series of transactions, the Company acquired a controlling interest in GRBK GHO Homes. GRBK GHO Homes operates primarily in the Vero Beach, Florida market and is engaged in land and lot development, as well as all aspects of the homebuilding process. The acquisition allowed the Company to expand its operations into a new geographic market.

In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage loan origination services to our builders. The Company owns a 49% equity interest in Green Brick Mortgage, LLC (“Green Brick Mortgage”), which initiated mortgage loan origination activities during the three months ended September 30, 2018.

In September 2018, the Company formed Trophy, a wholly-owned homebuilding company that allows the Company to expand its business and offer homes at a new price point within the Dallas-Fort Worth Metroplex market.

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

Overview and Outlook
The following are our key operating metrics for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017: home deliveries increased by 32.8%, home sales revenue increased by 26.7%, average sales price of homes delivered decreased by 4.6%, backlog units increased by 103.3%, backlog units value increased by 87.7%, average sales price of homes in backlog decreased by 7.7%, and net new home orders increased by 23.2%.

The following are our key operating metrics for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017: home deliveries increased by 29.7%, home sales revenue increased by 32.9%, average sales price of homes delivered increased by 2.5%, and net new home orders increased by 40.1%.

From July 2017 to July 2018, homes in the Dallas and Atlanta markets appreciated by 5.0% and 5.8%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, September 2018). During the nine months ended September 30, 2018, the housing market continued to show strength, which we believe is driven by consumer confidence, interest rates that are at a lower end of the historical spectrum, high affordability metrics, and a reduction in home inventory levels.

We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked third in the annual rate of job growth and second in the number of jobs added from August 2017 to August 2018 (Source: US Bureau of Labor Statistics, August 2018). The Atlanta area ranked fifth in the rate of year over year job growth as of August 2018 (Source: US Bureau of Labor Statistics, August 2018). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Results of Operations
Builder Operations
During the three months ended September 30, 2018, our builder operations segments delivered 312 homes with an average sales price of $440,382, compared to 235 homes with an average sales price of $461,434 during the three months ended September 30, 2017. During the three months ended September 30, 2018, our builder operations segments generated approximately $137.6 million in revenue compared to $108.4 million during the three months ended September 30, 2017. For the three months ended September 30, 2018, net new home orders totaled 297, a 23.2% increase from the three months ended September 30, 2017.

During the three months ended September 30, 2018, our builder operations segments’ revenue included $0.2 million related to the sale of one finished lot by one of our controlled builders compared to no lot sales by our controlled builders during the three months ended September 30, 2017.

During the nine months ended September 30, 2018, our builder operations segments delivered 905 homes with an average sales price of $443,804, compared to 698 homes with an average sales price of $432,921 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our builder operations segments generated approximately $406.2 million in revenue compared to $302.2 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net new home orders totaled 1,118, a 40.1% increase from the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, our builder operations segments’ revenue included $4.6 million related to the sale of 27 finished lots by one of our controlled builders compared to no lot sales by our controlled builders during the nine months ended September 30, 2017.

As of September 30, 2018, our builder operations segments had a backlog of 685 homes, a 103.3% increase from September 30, 2017, with a total value of approximately $309.0 million, an increase of $144.3 million, or 87.7%, from September 30, 2017.

The decrease in the average sales price of homes delivered for the three months ended September 30, 2018 is the result of the mix of homes delivered, specifically impacted by the GRBK GHO Homes business combination.

The increase in the average sales price of homes delivered for the nine months ended September 30, 2018 is the result of local market appreciation and the mix of homes delivered. The average sales price of homes may increase or decrease depending on the mix of homes delivered and sold during such period and local market conditions. These changes in the average sales price of homes are part of our natural business cycle.

Land Development
During the three months ended September 30, 2018, our land development segment revenue increased $7.1 million, or 134.6%, to $12.4 million from $5.3 million for the three months ended September 30, 2017. This was due to an increase in the number of lots delivered to 61 lots for the three months ended September 30, 2018 from 35 lots for the three months ended September 30, 2017. In addition, this increase was partially due to revenue from the sale of one commercial land parcel during the three months ended September 30, 2018 for $3.5 million, compared with no parcel sales during the three months ended September 30, 2017. We generally purchase land and lots with the intent to build and sell homes on them. However, we may sell lots or land parcels to manage our supply or for other strategic reasons.

During the nine months ended September 30, 2018, our land development segment revenue increased $11.2 million, or 71.1%, to $27.1 million from $15.8 million for the nine months ended September 30, 2017. This increase was partially due to an increase in the average sales price per lot to $145,029 for the nine months ended September 30, 2018 from $132,895 for the nine months ended September 30, 2017. In addition, there was an increase in the number of lots delivered from 119 lots for the nine months ended September 30, 2017 to 136 lots for the nine months ended September 30, 2018. Lastly, there was an increase in revenue from the sale of three land parcels during the nine months ended September 30, 2018 for a total of $7.3 million, compared with no parcel sales during the nine months ended September 30, 2017.

Condensed Consolidated Financial Data
The consolidated historical financial data presented below is not necessarily indicative of the results to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Sale of residential units	$137,399	$108,437	$401,643	$302,179
Sale of land and lots	12,593	5,269	31,624	15,815
Total revenues	149,992	113,706	433,267	317,994
Cost of residential units	108,781	84,752	315,606	237,066
Cost of land and lots	10,553	3,544	25,255	11,306
Total cost of sales	119,334	88,296	340,861	248,372
Total gross profit	30,658	25,410	92,406	69,622
Selling, general and administrative expense	13,979	9,520	40,759	28,732
Operating profit	16,679	15,890	51,647	40,890
Equity in income of unconsolidated entities	2,719	968	6,534	968
Other income, net	709	435	2,767	1,362
Income before taxes	20,107	17,293	60,948	43,220
Income tax provision	4,734	5,364	13,341	13,635
Net income	15,373	11,929	47,607	29,585
Less: Net income attributable to noncontrolling interests	3,176	2,649	9,338	6,420
Net income attributable to Green Brick Partners, Inc.	$12,197	$9,280	$38,269	$23,165

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.24	$0.19	$0.76	$0.47
Diluted	$0.24	$0.19	$0.75	$0.47
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,686	49,808	50,642	49,274
Diluted	50,778	49,892	50,760	49,347

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments:

	Three Months Ended September 30,
	2018	2017	Change	%
Net new home orders	297	241	56	23.2%
Number of cancellations	60	40	20	50.0%
Cancellation rate	16.8%	14.2%	2.6%	18.3%
Average selling communities	72	55	17	30.9%
Selling communities at end of period	75	56	19	33.9%
Backlog (dollars in thousands)	$308,974	$164,632	$144,342	87.7%
Backlog (units)	685	337	348	103.3%
Average sales price of backlog	$451,057	$488,522	$(37,465)	(7.7)%

Net new home orders for the three months ended September 30, 2018 increased by 56 homes, or 23.2%, to 297 from 241 for the three months ended September 30, 2017. Our overall absorption rate for the three months ended September 30, 2018 was an average of 4.1 per selling community (1.4 monthly), compared to an average of 4.4 per selling community (1.5 monthly) for the three months ended September 30, 2017.

Our cancellation rate was approximately 16.8% for the three months ended September 30, 2018, compared to 14.2% for the three months ended September 30, 2017. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

Backlog units increased by 348 homes, or 103.3%, to 685 as of September 30, 2018 from 337 as of September 30, 2017. The dollar value of backlog units increased $144.3 million, or 87.7%, to $309.0 million as of September 30, 2018 from $164.6 million as of September 30, 2017. The increase in value of backlog units reflects an increase in the number of homes in backlog which was heavily impacted by the acquisition of GRBK GHO Homes with 200 homes in backlog as of September 30, 2018. Our average sales price of homes in backlog decreased $37,465, or 7.7%, to $451,057 for the three months ended September 30, 2018, compared to $488,522 for the three months ended September 30, 2017. Of the decrease, $32,475 is the result of change in product mix related to the acquisition of GRBK GHO Homes.

New Homes Delivered and Home Sales Revenue
The table below represents new homes delivered and home sales revenue:

	Three Months Ended September 30,
	2018	2017	Change	%
New homes delivered	312	235	77	32.8%
Home sales revenue (dollars in thousands)	$137,399	$108,437	$28,962	26.7%
Average sales price of homes delivered	$440,382	$461,434	$(21,052)	(4.6)%

New home deliveries (excluding completed homes sold, but not yet closed) for the three months ended September 30, 2018 were 312, compared to new home deliveries of 235 for the three months ended September 30, 2017, resulting in an increase of 77 homes, or 32.8%. The increase in new home deliveries was primarily attributable to a 90.2% increase in the value of backlog of units sold entering the third quarter, from $165.2 million at June 30, 2017 to $314.2 million at June 30, 2018.

Home sales revenue increased $29.0 million, or 26.7%, to $137.4 million for the three months ended September 30, 2018, from $108.4 million for the three months ended September 30, 2017. The increase in revenue was driven by the increase in homes delivered for the three months ended September 30, 2018 which was due to a combination of organic growth and the acquisition of GRBK GHO Homes which had home sales revenue of $18.9 million during the period. The addition of GRBK GHO Homes, whose homes are at lower price points than our other controlled builders, accounts for the majority of the decline in the average sales price of homes delivered for the three months ended September 30, 2018.

Land and Lots Sales Revenue
The table below represents lots sold and land and lots sales revenue:

	Three Months Ended September 30,
	2018	2017	Change	%
Lots sold	62	35	27	77.1%
Lots sales revenue (dollars in thousands)	$9,092	$5,269	$3,823	72.6%
Average sales price of lots sold	$146,645	$150,529	$(3,884)	(2.6)%
Land sales revenue (dollars in thousands)	$3,501	$—	$3,501	—%
The number of lots sold to third parties for the three months ended September 30, 2018 was 62 compared to 35 lots sold for the three months ended September 30, 2017, resulting in an increase of 27 lots, or 77.1%. Of the 62 lots sold during the three months ended September 30, 2018, one finished lot was sold by one of our controlled builders, resulting in revenue of $0.2 million which is included in builder operations segments’ revenue.
Lot sales revenue increased $3.8 million, or 72.6% to $9.1 million for the three months ended September 30, 2018, from $5.3 million for the three months ended September 30, 2017. The increase in revenue was driven by an increase in the number of lots sold, partially offset by a 2.6% decrease in the average lot price from $150,529 to $146,645.
One land parcel was sold during the three months ended September 30, 2018, resulting in revenue of $3.5 million compared to no parcel sales in the three months ended September 30, 2017.
Homebuilding Gross Margin
The table below represents the components of homebuilding gross margin (dollars in thousands):

	Three Months Ended September 30,
	2018		2017
Sale of residential units	$137,399	100.0%	$108,437	100.0%
Cost of residential units	108,781	79.2%	84,752	78.2%
Homebuilding gross margin	$28,618	20.8%	$23,685	21.8%

Cost of home sales for the three months ended September 30, 2018 was $108.8 million, compared to $84.8 million for the three months ended September 30, 2017, resulting in an increase of $24.0 million, or 28.4%, primarily due to the 32.8% increase in the number of homes delivered which was partially driven by the GRBK GHO Homes business combination. Homebuilding gross margin for the three months ended September 30, 2018 decreased to 20.8%, compared to 21.8% for the three months ended September 30, 2017, as a result of purchase accounting adjustments which increased the carrying value of GRBK GHO Homes inventory, as well as the reduction in homes sold on lots developed by the Company.

Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$13,032	$7,973	9.5%	7.4%
Land development	635	294	5.0%	5.6%
Corporate and other	312	1,253	—	—
Total selling, general and administrative expense	$13,979	$9,520	9.3%	8.4%

Builder Operations
Selling, general and administrative expense for builder operations for the three months ended September 30, 2018 was $13.0 million, compared to $8.0 million for the three months ended September 30, 2017, an increase of 63.5%. The increase was primarily attributable to increases in expenditures to support the growth in home sales, as well as the acquisition of GRBK GHO Homes. Builder operations expenditures include salary expenses and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes. Selling, general and administrative expense as a percentage of related revenue increased 210 basis points for the three months ended September 30, 2018, primarily driven by technology improvements and increased salaries, as well as the reclassification of depreciation on model home furnishings discussed in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Land Development
Selling, general and administrative expense for land development for the three months ended September 30, 2018 was $0.6 million, compared to $0.3 million for the three months ended September 30, 2017, an increase of 116.0% driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Selling, general and administrative expense for the corporate and other non-operating segment for the three months ended September 30, 2018 was $0.3 million, compared to $1.3 million for the three months ended September 30, 2017, the decrease driven primarily by increase of expenses subject to capitalization and a decrease in inventory turnover.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $2.7 million, or 180.9%, for the three months ended September 30, 2018, compared to $1.0 million for the three months ended September 30, 2017 due primarily to our purchase of a 49.9% interest in Challenger Homes in August 2017.

Other Income, Net
Other income, net of $0.7 million for the three months ended September 30, 2018 as compared to $0.4 million for the three months ended September 30, 2017 increased as a result of mechanics lien revenues and other miscellaneous income.

Income Tax Provision
Income tax expense decreased $0.6 million, or 11.7%, to $4.7 million for the three months ended September 30, 2018, from $5.4 million for the three months ended September 30, 2017. The decrease is due to the decrease in the federal corporate tax rate, partially offset by the increase in income before taxes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and imposed significant limitations on certain corporate deductions and credits. The Tax Act places future limitations on the usage of net operating loss carryforwards generated in the year ended December 31, 2018 and after. The Tax Act is comprehensive, containing several other provisions, some of which will not materially impact the Company. The estimates of the Tax Act may be adjusted in future periods as required. Future implementation guidance from the Internal Revenue Service or clarifications of state tax law could affect the estimated financial statement impact of the Tax Act. The SEC staff issued Staff Accounting Bulletin 118 which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods will materially impact the Company’s financial condition or results of operations.

The Company has not recorded any measurement period adjustments under Staff Accounting Bulletin 118 in the three or nine months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
New Home Orders
The table below represents new home orders related to our builder operations segments:

	Nine Months Ended September 30,
	2018	2017	Change	%
Net new home orders	1,118	798	320	40.1%
Number of cancellations	166	137	29	21.2%
Cancellation rate	12.9%	14.7%	(1.8)%	(12.2)%
Average selling communities	65	54	11	20.4%

Net new home orders for the nine months ended September 30, 2018 increased by 320 homes, or 40.1%, to 1,118 from 798 for the nine months ended September 30, 2017. Our overall absorption rate for the nine months ended September 30, 2018 was an average of 17.2 per selling community (1.9 monthly), compared to an average of 14.8 per selling community (1.6 monthly) for the nine months ended September 30, 2017.

Our cancellation rate was approximately 12.9% for the nine months ended September 30, 2018, compared to 14.7% for the nine months ended September 30, 2017. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average. Our cancellation rate is more favorable than the industry average, which we believe is due to our target buyer demographics, which generally does not include first time homebuyers.

New Homes Delivered and Home Sales Revenue
The table below represents new homes delivered and home sales revenue:

	Nine Months Ended September 30,
	2018	2017	Change	%
New homes delivered	905	698	207	29.7%
Home sales revenue (dollars in thousands)	$401,643	$302,179	$99,464	32.9%
Average sales price of homes delivered	$443,804	$432,921	$10,883	2.5%

New home deliveries (excluding completed homes sold, but not yet closed) for the nine months ended September 30, 2018 were 905, compared to new home deliveries of 698 for the nine months ended September 30, 2017, resulting in an increase of 207 homes, or 29.7%. The increase in new home deliveries was primarily attributable to a 40.2% increase in the value of backlog of units sold entering the year from $108.0 million at December 31, 2016 to $151.5 million at December 31, 2017, as well as an increase in the number of selling communities.

Home sales revenue increased $99.5 million, or 32.9%, to $401.6 million for the nine months ended September 30, 2018, from $302.2 million for the nine months ended September 30, 2017. The increase in revenue was driven by the increase in homes delivered for the nine months ended September 30, 2018 which was impacted by the acquisition of GRBK GHO Homes with home sales revenue of $29.8 million during the period, as well as by an increase in the number of selling communities.

Land and Lots Sales Revenue
The table below represents lots sold and land and lots sales revenue:

	Nine Months Ended September 30,
	2018	2017	Change	%
Lots sold	163	119	44	37.0%
Lots sales revenue (dollars in thousands)	$24,294	$15,815	$8,479	53.6%
Average sales price of lots sold	$149,043	$132,895	$16,148	12.2%
Land sales revenue (dollars in thousands)	$7,330	$—	$7,330	—%
The number of lots sold to third parties for the nine months ended September 30, 2018 was 163 compared to 119 lots sold for the nine months ended September 30, 2017, resulting in an increase of 44 lots, or 37.0%. Of the 163 lots sold during the nine months ended September 30, 2018, 27 lots were sold by one of our controlled builders, resulting in revenue of $4.6 million, which is included in builder operations segments’ revenue.
Lot sales revenue increased $8.5 million, or 53.6% to $24.3 million for the nine months ended September 30, 2018, from $15.8 million for the nine months ended September 30, 2017. The increase in revenue was driven by an 12.2% increase in the average lot price from $132,895 to $149,043, and an increase in the number of lots sold.
Three land parcels were sold during the nine months ended September 30, 2018, resulting in revenue of $7.3 million compared to no parcel sales in the nine months ended September 30, 2017.

Homebuilding Gross Margin
The table below represents the components of homebuilding gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017
Sale of residential units	$401,643	100.0%	$302,179	100.0%
Cost of residential units	315,606	78.6%	237,066	78.5%
Homebuilding gross margin	$86,037	21.4%	$65,113	21.5%

Cost of home sales for the nine months ended September 30, 2018 was $315.6 million, compared to $237.1 million for the nine months ended September 30, 2017, resulting in an increase of $78.5 million, or 33.1%, primarily due to a 29.7% increase in the number of homes delivered, which was impacted by 82 deliveries from GRBK GHO Homes. Homebuilding gross margin for the nine months ended September 30, 2018 was 21.4%, compared to 21.5% for the nine months ended September 30, 2017.

Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Related Revenue
	2018	2017	2018	2017
Builder operations	$34,926	$23,331	8.7%	7.7%
Land development	1,676	1,060	5.3%	6.7%
Corporate and other	4,157	4,341	—	—
Total selling, general and administrative expense	$40,759	$28,732	9.4%	9.0%

Builder Operations
Selling, general and administrative expense for builder operations segments for the nine months ended September 30, 2018 was $34.9 million, compared to $23.3 million for the nine months ended September 30, 2017, an increase of 49.7%. The increase was primarily attributable to increases in expenditures to support the growth in home sales, as well as the acquisition of GRBK GHO Homes. Builder operations expenditures include salary expenses and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes. Selling, general and administrative expense as a percentage of related revenue increased 100 basis points for the nine months ended September 30, 2018, primarily driven by technology improvements and increased salaries, as well as the reclassification of depreciation on model home furnishings, as discussed in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Land Development
Selling, general and administrative expense for land development for the nine months ended September 30, 2018 increased to $1.7 million, compared to $1.1 million for the nine months ended September 30, 2017, an increase of 58.1% driven by increased land development activity in both the Dallas and Atlanta markets.

Corporate and Other
Selling, general and administrative expense for the corporate and other non-operating segment for the nine months ended September 30, 2018 was $4.2 million, relatively flat compared to $4.3 million for the nine months ended September 30, 2017.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $6.5 million for the nine months ended September 30, 2018, compared to $1.0 million in the nine months ended September 30, 2017 due primarily to our purchase of a 49.9% interest in Challenger Homes in August 2017.

Other Income, Net
Other income, net of $2.8 million for the nine months ended September 30, 2018, compared to $1.4 million for the nine months ended September 30, 2017 increased as a result of mechanics lien revenues and other miscellaneous income.

Income Tax Provision
Income tax expense decreased $0.3 million or 2.2%, to $13.3 million for the nine months ended September 30, 2018, from $13.6 million for the nine months ended September 30, 2017. The decrease is due to the decrease in the federal corporate tax rate, partially offset by the increase in income before taxes.

Lots Owned and Controlled
The table below represents the lots we owned or controlled, including lot option contracts, as of September 30, 2018 and December 31, 2017 by market. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but do not currently own.

	September 30, 2018	December 31, 2017
Lots Owned
Central	3,479	3,196
Southeast	1,950	1,299
Total lots owned	5,429	4,495
Lots Controlled
Central	1,528	1,390
Southeast	1,144	334
Total lots controlled	2,672	1,724

Total lots owned and controlled (1)	8,101	6,219

(1)	Total lots excludes lots with homes under construction.

The increase in the number of lots owned is primarily related to the acquisition of GRBK GHO Homes while the increase in lots controlled is primarily related to increased development activity in the Atlanta market.

Liquidity and Capital Resources Overview
As of September 30, 2018 and December 31, 2017, we had $33.1 million and $36.7 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and lot acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2018 were home construction, land purchases, land development, operating expenses, payment of routine liabilities, and the acquisition of GRBK GHO Homes on April 26, 2018. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio was approximately 30.6% as of September 30, 2018. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company's subsidiaries. Outstanding borrowings under the Credit Facility bear interest payable monthly at a floating rate per annum equal to the Bank of America, N.A. “Prime Rate” (the “Index”) with adjustments to the interest rate being made on the effective date of any change in the Index. The interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2018, the interest rate on outstanding borrowings under the Credit Facility was 5.25% per annum.

On May 3, 2016, we amended the Credit Facility and extended the maturity date to May 1, 2019. The amended Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company's subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. A non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12-month period is due on or before August 1st of each year. Costs of $0.1 million associated with the amendment were deferred and reduce the carrying amount of debt on the condensed consolidated balance sheets. We are capitalizing these debt issuance costs to inventory over the term of the Credit Facility using the straight-line method.

During 2017, we amended the Credit Facility several times for the purposes of adding additional land holdings as collateral. On October 27, 2017, we amended the Credit Facility to increase the commitment amount from $50.0 million to $75.0 million. This amendment temporarily waived the borrowing base through March 31, 2018, after which the borrowing base was reinstated. During the temporary borrowing base waiver, the Credit Facility was governed by a loan-to-value ratio not permitted to exceed 70%.

On October 26, 2018, the Company amended the Credit Facility. The amendment extended the maturity date to May 1, 2022 and lowered the floating interest rate to the Index less 0.25%.

Under the terms of the amended Credit Facility, we are required to maintain a minimum amount of tangible net worth, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants as of September 30, 2018.

Unsecured Revolving Credit Facility
On December 15, 2015, we entered into a credit agreement (the “Credit Agreement”) with the lenders named therein, and Citibank, N.A. ("Citibank"), as administrative agent, providing for a senior, unsecured revolving credit facility with an aggregate lending commitment of $40.0 million (the “Unsecured Revolving Credit Facility”). Before the First Amendment increased the maximum amount of the Unsecured Revolving Credit Facility, the Company could, at its option and subject to certain terms and conditions, prior to the termination date, increase the amount of the Unsecured Revolving Credit Facility up to a maximum aggregate amount of $75.0 million. Citibank and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) initially committed to provide $25.0 million and $15.0 million, respectively.

The Unsecured Revolving Credit Facility provides for interest rate options at rates equal to either: (a) in the case of base rate advances, the highest of (i) Citibank’s base rate, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest is payable quarterly in arrears on the last day of each March, June, September and December. As of September 30, 2018, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility range from 4.56% to 4.58% per annum. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate equal to 0.45% per annum.

Outstanding borrowings under the Unsecured Revolving Credit Facility are subject to a borrowing base. The borrowing base limitation is equal to the sum of: 100% of unrestricted cash in excess of $15.0 million; 85% of the book value of model homes, construction in progress homes, completed sold homes and completed speculative homes (subject to certain limitations on the age and number of completed speculative homes and model homes); 65% of the book value of finished lots and land under development; and 50% of the book value of entitled land (subject to certain limitations on the value of entitled land and land under development as a percentage of the borrowing base).

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

On December 1, 2016, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment extended the termination date to December 14, 2019 and required an upfront fee of 0.15% of the aggregate amount of extended commitments. Additionally, Citibank increased its commitment from $25.0 million to $35.0 million, which increased the aggregate lending commitment available from $60.0 million to $70.0 million.

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

Effective July 24, 2018, Citibank, Credit Suisse, and JPMorgan each increased their commitment by $5.0 million, for a total of $15.0 million, thereby increasing the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $160.0 million to $175.0 million. Costs of $0.1 million were incurred associated with this additional commitment.

Effective October 22, 2018, Chemical Financial Corporation (“Chemical”) was added as a lender under the Credit Agreement, with an initial commitment of $25.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $175.0 million to $200.0 million. Costs of $0.3 million were incurred associated with this additional commitment.

On November 2, 2018, the Company entered into a Fifth Amendment to the Credit Agreement ( the “Fifth Amendment”). Pursuant to the Fifth Amendment, Flagstar Bank increased its commitment from $70.0 million to $80.0 million and Chemical increased its commitment from $25.0 million to $30.0 million, which increased the aggregate lending commitment available under the Unsecured Revolving Credit Facility from $200.0 million to $215.0 million. The Fifth Amendment also increased the maximum aggregate amount of the Unsecured Revolving Credit Facility from $200.0 million to $275.0 million. Additionally, the Fifth Amendment extended the termination date to December 14, 2021. Total fees and other costs of $0.5 million were incurred associated with the Fifth Amendment.

All fees and other debt issuance costs associated with changes in commitments are deferred and reduce the carrying amount of debt in our condensed consolidated balance sheets. The Company is capitalizing these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. We were in compliance with these financial covenants as of September 30, 2018.

Notes Payable
On December 13, 2013, a subsidiary of the Company signed a promissory note with Briar Ridge Investments, LTD for $9.0 million maturing on December 13, 2017, bearing interest at 6.0%, and collateralized by land in Allen, Texas. In December 2016, this note was extended through December 31, 2018. The note was paid in full on June 5, 2018.

On November 30, 2016, a subsidiary of the Company signed a promissory note for $1.2 million maturing on December 1, 2018, bearing interest at 3.0% per annum, and collateralized by land located in Sunnyvale, Texas. Accrued interest as of September 30, 2018 was $0.1 million.

In conjunction with the purchase of GRBK GHO Homes, the Company assumed interest free mortgage debt in the amount of $0.3 million maturing on April 18, 2019 and collateralized by land located in Indian River County, Florida.

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

•
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2018 was $38.3 million, compared to $23.2 million during the nine months ended September 30, 2017. The net cash outflows for the nine months ended September 30, 2018 were primarily driven by an increase in inventory of $108.6 million, partially offset by $59.0 million of cash generated from business operations, as well as by increases in accounts payable, accrued expenses and customer and builder deposits.

•
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $29.4 million, compared to $0.3 million for the nine months ended September 30, 2017. The cash outflows were primarily due to the acquisition of GRBK GHO Homes on April 26, 2018, resulting in an initial cash outflow of $33.2 million and an additional $2.0 million following the final purchase price adjustment, offset by cash acquired.

•
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $72.4 million, compared to $8.9 million during the nine months ended September 30, 2017. The cash inflows for the nine months ended September 30, 2018 were primarily due to borrowings on lines of credit of $133.0 million, partially offset by $40.0 million of repayments of lines of credit, $10.7 million of distributions to noncontrolling interests, and $9.2 million of repayments of notes payable.

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

During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit and performance bonds related to development projects. As of September 30, 2018 and December 31, 2017, letters of credit outstanding totaled $0.2 million and $0.2 million, respectively, and performance bonds outstanding totaled $5.8 million and $3.6 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

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

Seasonality
The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we normally deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Critical Accounting Policies
Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, management evaluates estimates and judgments, including those which impact our most critical accounting policies. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

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

Changes in significant accounting policies during the nine months ended September 30, 2018 are presented in the Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Related Party Transactions
See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of September 30, 2018, we had $200 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of September 30, 2018, and holding the notes payables balance constant, a 1% increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures described in “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company. For more information regarding how we account for legal proceedings, see Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 6. EXHIBITS

Number	Description
10.1*	Fifth Amendment to the Credit Agreement, dated as of November 2, 2018, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as agent.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:    November 5, 2018