Form 10-Q/A
period 2018-06-30
Green Brick Partners, Inc.
filed 2018-11-13
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the Section 906 certification of the Company's Chief Financial Officer (the “Corrected Certification”), which was originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 6, 2018 (the “Original Form 10-Q”). The certification included with the Original Form 10-Q contained errors in the title and name of the Company’s Chief Financial Officer. The Corrected Certification is being filed with this Form 10-Q/A as Exhibit 32.2.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

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

Date:    November 13, 2018