Form 10-Q
period 2019-03-31
Green Brick Partners, Inc.
filed 2019-05-06
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of April 30, 2019 was 50,675,930.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	GRBK	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash	$23,873	$38,315
Restricted cash	2,741	3,440
Receivables	2,774	4,842
Inventory	690,817	668,961
Investment in unconsolidated entities	21,843	20,269
Right-of-use assets - operating leases	3,877	—
Property and equipment, net	4,464	4,690
Earnest money deposits	13,474	16,793
Deferred income tax assets, net	17,454	16,499
Intangible assets, net	765	856
Goodwill	680	680
Other assets	10,258	8,681
Total assets	$793,020	$784,026
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$21,640	$26,091
Accrued expenses	31,914	29,201
Customer and builder deposits	30,335	31,978
Lease liabilities - operating leases	3,996	—
Borrowings on lines of credit, net	206,522	200,386
Contingent consideration	2,661	2,207
Total liabilities	297,068	289,863
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	10,295	8,531
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value: 100,000,000 shares authorized; 50,820,548 and 50,719,884 issued and 50,675,930 and 50,583,128 outstanding as of March 31, 2019 and December 31, 2018, respectively	508	507
Treasury stock at cost, 144,618 and 136,756 shares as of March 31, 2019 and December 31, 2018, respectively	(1,041)	(981)
Additional paid-in capital	291,271	291,299
Retained earnings	190,131	177,526
Total Green Brick Partners, Inc. stockholders’ equity	480,869	468,351
Noncontrolling interests	4,788	17,281
Total equity	485,657	485,632
Total liabilities and equity	$793,020	$784,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Residential units revenue	$161,588	$121,264
Land and lots revenue	7,040	7,899
Total revenues	168,628	129,163
Cost of residential units	127,828	89,903
Cost of land and lots	5,434	6,626
Total cost of revenues	133,262	96,529
Total gross profit	35,366	32,634
Selling, general and administrative expense	23,532	18,129
Change in fair value of contingent consideration	454	—
Operating profit	11,380	14,505
Equity in income of unconsolidated entities	1,846	1,536
Other income, net	2,093	570
Income before income taxes	15,319	16,611
Income tax expense	3,828	3,372
Net income	11,491	13,239
Less: Net (loss) income attributable to noncontrolling interests	(1,114)	2,036
Net income attributable to Green Brick Partners, Inc.	$12,605	$11,203

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.25	$0.22
Diluted	$0.25	$0.22
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,563	50,577
Diluted	50,605	50,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	159,780	2	—	—	1,464	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(544)	—	(545)	—	(545)
Amortization of deferred share-based compensation	—	—	—	—	101	—	101	—	101
Stock repurchases	—	—	(7,862)	(60)	—	—	(60)	—	(60)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,120)	—	(1,120)	—	(1,120)
Distributions	—	—	—	—	—	—	—	(10,735)	(10,735)
Net income	—	—	—	—	—	12,605	12,605	(1,758)	10,847
Balance at March 31, 2019	50,820,548	$508	(144,618)	$(1,041)	$291,271	$190,131	$480,869	$4,788	$485,657

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	50,598,901	$506	—	$—	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	106,026	1	—	—	1,080	—	1,081	—	1,081
Withholdings from vesting of restricted stock awards	(39,228)	—	—	—	(412)	—	(412)	—	(412)
Amortization of deferred share-based compensation	—	—	—	—	96	—	96	—	96
Common stock issued in connection with the investment in Challenger	20,000	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(8,045)	(8,045)
Net income	—	—	—	—	—	11,203	11,203	2,036	13,239
Balance at March 31, 2018	50,685,699	$507	—	$—	$290,773	$137,106	$428,386	$10,682	$439,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,491	$13,239
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	888	402
Share-based compensation expense	1,637	1,248
Change in fair value of contingent consideration	454	—
Deferred income taxes, net	(955)	3,431
Equity in income of unconsolidated entities	(1,846)	(1,536)
Distributions of income from unconsolidated entities	272	761
Changes in operating assets and liabilities:
Decrease in receivables	2,069	57
Increase in inventory	(21,720)	(33,802)
Decrease (increase) in earnest money deposits	3,319	(830)
Increase in other assets	(1,601)	(135)
Decrease in accounts payable	(4,451)	(2,128)
Increase (decrease) in accrued expenses	2,855	(2,179)
(Decrease) increase in customer and builder deposits	(1,643)	1,251
Net cash used in operating activities	(9,231)	(20,221)
Cash flows from investing activities:
Purchase of property and equipment	(571)	(601)
Net cash used in investing activities	(571)	(601)
Cash flows from financing activities:
Borrowings from lines of credit	37,000	38,000
Payments of debt issuance costs	—	(150)
Repayments of lines of credit	(31,000)	(10,000)
Repayments of notes payable	—	(12)
Withholdings of taxes from vesting of restricted stock awards	(544)	(412)
Stock repurchases	(60)	—
Distributions to noncontrolling interests	(10,735)	(8,045)
Net cash (used in) provided by financing activities	(5,339)	19,381
Net decrease in cash and restricted cash	(15,141)	(1,441)
Cash, beginning of period	38,315	36,684
Restricted cash, beginning of period	3,440	3,605
Cash and restricted cash, beginning of period	41,755	40,289
Cash, end of period	23,873	34,445
Restricted cash, end of period	2,741	4,403
Cash and restricted cash, end of period	$26,614	$38,848
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid (received) for income taxes, net of refunds	$—	$(46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or subsequent periods.

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

The Company uses the equity method of accounting for its investments in unconsolidated entities over which it exercises significant influence but does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or losses, if any, is included in the condensed consolidated statements of income.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, including the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the consolidated statements of income in order to be more readily comparable with a majority of its peers.

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes and additions to significant accounting policies during the three months ended March 31, 2019 are presented below.

Revenue Recognition
The Company pays sales commissions to employees and/or outside realtors related to individual home sales which are expensed as incurred at the time of closing. Commissions on the sale of land parcels are also expensed as incurred upon closing. Sales commissions on the sale of homes are included in selling, general and administrative expense in the consolidated statements of income.

Fair Value Measurements
Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstances that caused the transfer.

Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, prior period financial information has not been recast and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we have not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

We believe the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for our office operating leases and (2) providing new disclosures about our leasing activities. There was no change in our leasing activities as a result of adoption.

Upon adoption, as of January 1, 2019, we recognized operating lease liabilities of $4.2 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, as well as corresponding ROU assets of $4.1 million, the $0.1 million difference attributable to elimination of the accrued and prepaid rent existing as of January 1, 2019.

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
The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended March 31, 2019 (in thousands):

Balance at December 31, 2018	$8,531
Net income	644
Accretion of redeemable noncontrolling interest	1,120
Balance at March 31, 2019	$10,295

Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from April 26, 2018 through December 31, 2018, and contingent consideration of $1.8 million was earned by the minority partner in 2018 and paid by the Company in April 2019. Estimates of the undiscounted contingent consideration payouts for the period from January 1, 2019 through April 26, 2021 range from $1.4 million to $3.7 million.

3. VARIABLE INTEREST ENTITIES

Our controlled builders’ creditors have no recourse against us. The assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of March 31, 2019 totaled $79.7 million, of which $0.2 million was cash and $70.8 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2018 totaled $76.3 million, of which $0.7 million was cash and $66.6 million was inventory.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	March 31, 2019	December 31, 2018
Homes completed or under construction	$278,593	$268,763
Land and lots - developed and under development	411,833	399,809
Land held for sale	391	389
Total inventory	$690,817	$668,961

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest capitalized at beginning of period	$14,780	$10,474
Interest incurred	2,886	1,628
Interest charged to cost of revenues	(1,140)	(881)
Interest capitalized at end of period	$16,526	$11,221

As of March 31, 2019, the Company noted indicators of impairment for 11 selling communities with 259 homesites and a corresponding carrying value of approximately $66.7 million. Following an impairment analysis, no impairment adjustments related to real estate inventory were recorded for the three months ended March 31, 2019.

The Company did not note any indicators of impairment for any projects, and no impairment adjustments related to real estate inventory were recorded for the three months ended March 31, 2018.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Cash	$5,831	$14,584
Accounts receivable	2,100	1,259
Bonds and notes receivable	5,864	5,864
Loans held for sale, at fair value	2,732	3,083
Inventory	50,065	44,375
Other assets	3,797	3,132
Total assets	$70,389	$72,297
Liabilities:
Accounts payable	$3,717	$2,173
Accrued expenses and other liabilities	5,284	5,328
Notes payable	26,748	31,402
Total liabilities	$35,749	$38,903
Owners’ equity:
Green Brick	$17,272	$15,653
Others	17,368	17,741
Total owners’ equity	$34,640	$33,394
Total liabilities and owners’ equity	$70,389	$72,297

	Three Months Ended March 31,
	2019	2018
Revenues	$31,097	$33,103
Costs and expenses	27,317	30,025
Net earnings of unconsolidated entities	$3,780	$3,078
Company’s share in net earnings of unconsolidated entities	$1,846	$1,536

6. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$52,500	$46,500
Unsecured revolving credit facility	155,500	155,500
Debt issuance costs, net of amortization	(1,478)	(1,614)
Total borrowings on lines of credit, net	$206,522	$200,386

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company’s subsidiaries.

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Following several amendments, as of March 31, 2019, the aggregate commitment amount was $75.0 million and the maturity date of the Credit Facility was May 1, 2022. As of March 31, 2019, letters of credit outstanding totaling $1.9 million reduced the aggregate maximum commitment amount to $73.1 million. As of March 31, 2019, the interest rate on outstanding borrowings under the Credit Facility was 5.25% per annum.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”), providing for a senior, unsecured revolving credit facility with initial aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”).

Following amendments to the Credit Agreement, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of March 31, 2019 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021. As of March 31, 2019, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 4.98% to 4.99% per annum.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the three months ended March 31, 2019, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”). The RSAs granted to the EOs were 100% vested and non-forfeitable on the grant date. The fair value of the RSAs granted to EOs was recorded as share-based compensation expense on the grant date. The Company withheld 59,116 shares of common stock, at a total cost of $0.5 million, from EOs to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of shared-based awards activity during the three months ended March 31, 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2018	34	$12.00
Granted	160	$9.17
Vested	(160)	$9.17
Forfeited	—	$—
Nonvested, March 31, 2019	34	$12.00

Stock Options
A summary of stock options activity during the three months ended March 31, 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2018	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2019	500	$7.49	5.58	$630
Options exercisable, March 31, 2019	400	$7.49	5.58	$504

A summary of unvested stock options activity during the three months ended March 31, 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2018	100	$2.88
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested, March 31, 2019	100	$2.88

Share-Based Compensation Expense
Share-based compensation expense was $1.6 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Recognized tax benefit related to share-based compensation expense was $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the estimated total remaining unamortized share-based compensation expense related to unvested restricted stock awards, net of forfeitures, was $0.1 million which is expected to be recognized over a weighted-average period of 0.1 years. As of March 31, 2019, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.2 million which is expected to be recognized over a weighted-average period of 0.6 years.
8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographical Market
Central	$84,425	$7,030	$72,446	$3,999
Southeast	77,163	10	48,818	3,900
Total revenues	$161,588	$7,040	$121,264	$7,899

Type of Customer
Homebuyers	$161,588	$—	$121,264	$—
Homebuilders	—	7,040	—	7,899
Total revenues	$161,588	$7,040	$121,264	$7,899

Product Type
Residential units	$161,588	$—	$121,264	$—
Land and lots	—	7,040	—	7,899
Total revenues	$161,588	$7,040	$121,264	$7,899

Timing of Revenue Recognition
Transferred at a point in time	$159,233	$7,040	$120,366	$7,899
Transferred over time	2,355	—	898	—
Total revenues	$161,588	$7,040	$121,264	$7,899

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2019	December 31, 2018
Customer and builder deposits	$30,335	$31,978

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Type of Customer
Homebuyers	$6,604	$3,201
Homebuilders	825	231
Total deposits recognized as revenue	$7,429	$3,432

Performance Obligations
There was no revenue recognized during the three months ended March 31, 2019 and 2018 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $92.1 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2019	$42,724
2020	33,936
2021	15,476
Total	$92,136

The timing of lot takedowns is contingent upon a number of factors, including customer needs, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

Our contracts with homebuyers have a duration of less than one year. As such, the Company uses the practical expedient as allowed under ASC 606, Revenue from Contracts with Customers, and has not disclosed the transaction price allocated to remaining performance obligations as of the end of the reporting period.
9. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues: (1)
Builder operations
Central	$84,425	$72,446

	Three Months Ended March 31,
(in thousands)	2019	2018
Southeast	77,173	52,718
Total builder operations	161,598	125,164
Land development	7,030	3,999
Total revenues	$168,628	$129,163

Gross profit (loss):
Builder operations
Central	$18,117	$22,521
Southeast	19,287	11,864
Total builder operations	37,404	34,385
Land development	1,783	1,285
Corporate, other and unallocated (2)	(3,821)	(3,036)
Total gross profit	$35,366	$32,634

Income (loss) before income taxes:
Builder operations
Central	$6,938	$11,100
Southeast	9,152	7,978
Total builder operations	16,090	19,078
Land development	2,677	1,019
Corporate, other and unallocated (3)	(3,448)	(3,486)
Total income before income taxes	$15,319	$16,611

	March 31, 2019	December 31, 2018
Inventory:
Builder operations
Central	$165,528	$160,980
Southeast	173,176	159,616
Total builder operations	338,704	320,596
Land development	330,716	329,105
Corporate, other and unallocated (4)	21,397	19,260
Total inventory	$690,817	$668,961

Goodwill: (5)
Builder operations - Southeast	$680	$680

(1)
The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our controlled builders have revenues from land or lot closings, which for the three months ended March 31, 2019 and 2018 were $0.0 million and $3.9 million, respectively.

(2)	Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to operating segments.

(3)
Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, LLC, GB Challenger, LLC, Green Brick Mortgage, LLC, and Providence Group Title, LLC, in addition to capitalized cost adjustments that are not allocated to operating segments.

(4)	Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

(5)	In connection with the GRBK GHO business combination, the Company recorded goodwill of $0.7 million.

10. EARNINGS PER SHARE

The Company’s restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period, adjusted for nonvested shares of restricted stock awards during each period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Green Brick Partners, Inc.	$12,605	$11,203

Weighted-average number of shares outstanding - basic	50,563	50,577
Basic net income attributable to Green Brick Partners, Inc. per share	$0.25	$0.22

Weighted-average number of shares outstanding - basic	50,563	50,577
Dilutive effect of stock options and restricted stock awards	42	141
Weighted-average number of shares outstanding - diluted	50,605	50,718
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.25	$0.22

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2019	2018
Antidilutive options to purchase common stock and restricted stock awards	21	—

11. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of March 31, 2019 and December 31, 2018.

Level 2 financial instruments include borrowings on lines of credit. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value.

The fair value of the contingent consideration liability related to the GRBK GHO business combination was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

Key inputs in measuring the fair value of the contingent consideration liability are management’s projections of GRBK GHO’s net income and debt, the discount rate that reflects the risk associated with achieving the milestones of the contingent consideration payments, and expected volatility of earnings. The discount rate used in the simulation was an estimated risk free rate which ranged from 2.0% to 2.6% over the term of the contingent consideration. The expected volatility as derived from comparable publicly traded companies was estimated at 45%.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2018	$2,207	$2,207
Change in fair value of contingent consideration	454	454
Contingent consideration liability, balance as of March 31, 2019	$2,661	$2,661

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2019.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. For additional information on the Company’s inventory, refer to Note 4.

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company had the following related party transactions through the normal course of business.

Academy Street
In March 2016, the Company purchased undeveloped land for an eventual 83-lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of The Providence Group of Georgia, L.L.C. (“TPG”) to develop the land for sale of the lots to TPG.

Contributions and profits are shared 80% by the Company and 20% by the affiliated entity. The Company has consolidated the entity’s results of operations and financial condition into its financial statements based on its 80% ownership.

Final capital distributions were made during the year ended December 31, 2018, and the affiliated entity has ceased its activity.

Suwanee Station
In March 2016, the Company purchased undeveloped land for a 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity.

During the three months ended March 31, 2019 and 2018, TPG purchased 6 and 8 lots within the community for $0.3 million and $0.5 million, respectively. As of March 31, 2019, there were 7 lots remaining to be sold.

Total capital contributions as of March 31, 2019 were $2.5 million. There were no contributions made to the partnership in the three months ended March 31, 2019 or 2018.

Total capital distributions as of March 31, 2019 were $2.7 million. Total distributions made by the partnership during the three months ended March 31, 2019 and 2018 were $0.4 million and $0.7 million, respectively, of which $0.2 million and $0.3 million, respectively, were paid to the Company.

The Company holds two of the three board seats and is able to exercise control over the operations of the partnership and therefore has consolidated the entity’s results of operations and financial condition into its financial statements.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living Homes, LLC (“Centre Living”). Green Brick’s ownership interest in Centre Living is 50% and Trevor Brickman’s ownership interest is 50%. Green Brick has 51% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three months ended March 31, 2019, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2019, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2019, GRBK GHO incurred de minimis fees related to such title closing services. As of March 31, 2019, no amounts were due to the title company affiliate.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2019 and December 31, 2018, letters of credit outstanding were $2.2 million and $2.2 million, respectively, and performance bonds outstanding totaled $5.4 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty accrual, beginning of period	$2,980	$2,083
Warranties issued	653	404
Changes in liability for existing warranties	(144)	(4)
Settlements	(862)	(247)
Warranty accrual, end of period	$2,627	$2,236

Operating Leases
The Company has leases associated with office and design center space that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million for the three months ended March 31, 2019 is included in selling, general and administrative expense in the condensed consolidated statements of income. For the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million.
As of March 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.9 years and 5.25%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2019 are presented below (in thousands):

Remainder of 2019	$896
2020	1,235
2021	1,011
2022	734
2023	558
Total future lease payments	$4,434
Less: Interest	438
Present value of lease liabilities	$3,996

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million for the three months ended March 31, 2019 related to such lease contracts is included in selling, general and administrative expense in the condensed consolidated statements of income.

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts. Certain of our earnest money deposits are subject to first priority liens on the land that we have contracted to procure. As of March 31, 2019 and December 31, 2018, there were 2,308 and 1,843 lots under option, respectively, including option contracts for land intended to be developed into lots. The land and lot option contracts in place as of March 31, 2019 provide for potential land and lot purchase payments in each year through 2022.

If each option contract in place as of March 31, 2019 was exercised, expected purchase payments would be as follows (in thousands):

Total
Remainder of 2019	$107,083
2020	72,595
2021	24,779
2022	1,970
Total	$206,427

Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. In addition, even if results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in industries particularly sensitive to market conditions such as land development, homebuilding and builder financing.

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

•
other risks and uncertainties inherent in our business, including those described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in or implied by any of the forward-looking statements as a result of various factors, including those listed elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” above and “Risk Factors” below.

In the following discussion, “backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period, “cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period, “net new home orders” refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and “overall absorption rate” refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue.

Overview and Outlook
The following were our key operating metrics for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018: home deliveries increased by 37.8%, home closings revenue increased by 32.3%, average sales price of homes delivered decreased by 4.0%, backlog units increased by 37.9%, backlog units sales value increased by 35.8%, average sales price of homes in backlog decreased by 1.6%, and net new home orders increased by 2.3%.

From January 2018 to January 2019, homes in the Dallas and Atlanta markets appreciated by 3.8% and 4.9%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, March 2019). We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked second and the Atlanta area ranked third in the annual rate of job growth from February 2018 to February 2019 (Source: US Bureau of Labor Statistics, March-April 2019). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change	%
Home closings revenue (dollars in thousands)	$159,233	$120,366	$38,867	32.3%
Mechanic’s lien contracts revenue (dollars in thousands)	2,355	898	1,457	162.2%
Residential units revenue (dollars in thousands)	$161,588	$121,264	$40,324	33.3%
New homes delivered	368	267	101	37.8%
Average sales price of homes delivered	$432,698	$450,809	$(18,111)	(4.0)%

The $40.3 million increase in residential units revenue was driven by the increase in new homes delivered which was due to a combination of organic growth and the acquisition of GRBK GHO Homes, LLC (“GRBK GHO”) which had residential units revenue of $25.2 million during the three months ended March 31, 2019. The 4.0% decline in the average sales price of homes delivered for the three months ended March 31, 2019 was attributable to product mix and the acquisition of GRBK GHO.

The 37.8% increase in new homes delivered was driven by an organic increase in the number of active selling communities and the acquisition of GRBK GHO.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments:

	Three Months Ended March 31,
	2019	2018	Change	%
Net new home orders	444	434	10	2.3%
Cancellation rate	15.4%	10.3%	5.1%	49.5%
Absorption rate per active selling community	5.7	7.9	(2.2)	(27.8)%
Average active selling communities	78	55	23	41.8%
Active selling communities at end of period	79	54	25	46.3%
Backlog (dollars in thousands)	$307,548	$226,516	$81,032	35.8%
Backlog (units)	658	477	181	37.9%
Average sales price of backlog	$467,398	$474,876	$(7,478)	(1.6)%

Our cancellation rate was 15.4% for the three months ended March 31, 2019, compared to 10.3% for the three months ended March 31, 2018. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. On average, our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally does not include first time homebuyers.

The $81.0 million increase in value of backlog was primarily driven by an increase in the number of homes in backlog which was driven by the acquisition of GRBK GHO with $72.9 million in backlog as of March 31, 2019. The decrease of the average sales price of homes in backlog was the result of change in product mix related to the acquisition of GRBK GHO and increases in incentives to customers to promote sales absorption rates.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Home closings revenue	$159,233	100.0%	$120,366	100.0%
Cost of homebuilding units	126,083	79.2%	89,143	74.1%
Homebuilding gross margin	$33,150	20.8%	$31,223	25.9%

Mechanic’s lien contracts revenue	$2,355	100.0%	$898	100.0%
Cost of mechanic’s lien contracts	1,745	74.1%	760	84.6%
Mechanic’s lien contracts gross margin	$610	25.9%	$138	15.4%

Residential units revenue	$161,588	100.0%	$121,264	100.0%
Cost of residential units	127,828	79.1%	89,903	74.1%
Residential units gross margin	$33,760	20.9%	$31,361	25.9%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the consolidated statements of income in order to be more readily comparable with a majority of its peers. Sales commission expenses represented 4.0% and 4.4% of the residential units revenue for the three months ended March 31, 2019 and 2018, respectively. During the year ended December 31, 2017 and the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018, sales commission expenses ranged from 4.0% to 4.4% of the respective residential units revenue.

Cost of homebuilding units for the three months ended March 31, 2019 increased by $36.9 million, or 41.4%, compared to the three months ended March 31, 2018 primarily due to the 37.8% increase in the number of new homes delivered.

Residential units gross margin for the three months ended March 31, 2019 decreased to 20.9%, compared to 25.9% for the three months ended March 31, 2018 primarily because of increases in incentives to customers to promote sales absorption rates.

Land and Lots Sales Revenue
The table below represents lots closed and land and lots sales revenue:

	Three Months Ended March 31,
	2019	2018	Change	%
Lots revenue (dollars in thousands)	$7,030	$6,749	$281	4.2%
Land revenue (dollars in thousands)	10	1,150	(1,140)	(99.1)%
Land and lots revenue (dollars in thousands)	$7,040	$7,899	$(859)	(10.9)%
Lots closed	47	48	(1)	(2.1)%
Average sales price of lots closed	$149,574	$140,604	$8,970	6.4%
The 4.2% increase in lots revenue was driven primarily by the 6.4% increase in the average lot price. The decrease in land revenue is due to the lower volume of land sold during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Related Revenue
	2019	2018	2019	2018
Builder operations	$21,282	$15,426	13.2%	12.3%
Land development	412	322	5.9%	8.1%
Corporate, other and unallocated	1,838	2,381	—	—
Total selling, general and administrative expense	$23,532	$18,129	14.0%	14.0%

Total selling, general and administrative expense as a percentage of revenue remained unchanged for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Builder Operations
The 38.0% increase in selling, general and administrative expense for builder operations was primarily attributable to increases in expenditures to support the growth in home sales, as well as the acquisition of GRBK GHO. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expense for land development remained relatively unchanged for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2019 was $1.8 million, compared to $2.4 million for the three months ended March 31, 2018, the decrease driven primarily by an increase in capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $1.8 million, or 20.2%, for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018 due to an increase in earnings from GB Challenger, LLC.

Other Income, Net
Other income, net, increased to $2.1 million for the three months ended March 31, 2019, compared to $0.6 million for the three months ended March 31, 2018. The increase was primarily due to forfeited customer earnest money deposit monies on the sale of finished lots and an increase in title closing and settlement services.

Income Tax Provision
Income tax expense increased to $3.8 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2019 and December 31, 2018. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	March 31, 2019	December 31, 2018
Lots owned
Central	4,381	4,447
Southeast	1,805	1,788
Total lots owned	6,186	6,235
Lots controlled
Central	1,455	853
Southeast	853	990
Total lots controlled	2,308	1,843
Total lots owned and controlled (1)	8,494	8,078
Percentage of lots owned	72.8%	77.2%

(1)	Total lots excludes lots with homes under construction.

The increase in the number of lots controlled is primarily related to the formation of Trophy Signature Homes, LLC in September 2018.

Liquidity and Capital Resources Overview
As of March 31, 2019 and December 31, 2018, we had $23.9 million and $38.3 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and lot acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2019 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development previously occurred.

Our debt to total capitalization ratio and net debt to total capitalization ratios were approximately 30.0% and 27.5%, respectively, as of March 31, 2019. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We intend to target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

The Company’s key sources of liquidity were funds generated by operations and lines of credit during the three months ended March 31, 2019. Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$52,500	$46,500
Unsecured revolving credit facility	155,500	155,500
Debt issuance costs, net of amortization	(1,478)	(1,614)
Total borrowings on lines of credit, net	$206,522	$200,386

Borrowings on the revolving credit facility have a maturity date of May 1, 2022. Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021. For additional information on the Company’s lines of credit, refer to Note 6 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

•
Operating activities. Net cash used in operating activities for the three months ended March 31, 2019 was $9.2 million, compared to $20.2 million during the three months ended March 31, 2018. The net cash outflows for the three months ended March 31, 2019 were primarily driven by an increase in inventory of $21.7 million and a decrease in accounts payable of $4.5 million, partially offset by $11.9 million of cash generated from business operations, as well as by a decrease in earnest money deposits, an increase in accrued expenses and a decrease in receivables.

•
Investing activities. Net cash used in investing activities for the three months ended March 31, 2019 was $0.6 million, unchanged compared to $0.6 million for the three months ended March 31, 2018. The cash outflows were related to purchases of property and equipment.

•
Financing activities. Net cash used in financing activities for the three months ended March 31, 2019 was $5.3 million, compared to net cash provided by financing activities of $19.4 million during the three months ended March 31, 2018. The cash outflows for the three months ended March 31, 2019 were primarily due to $31.0 million of repayments of lines of credit and $10.7 million of distributions to noncontrolling interests partners, partially offset by borrowings on lines of credit of $37.0 million.

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

During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit and performance bonds related to development projects. As of March 31, 2019 and December 31, 2018, letters of credit outstanding totaled $2.2 million and $2.2 million, respectively, and performance bonds outstanding totaled $5.4 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

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

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Related Party Transactions
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of March 31, 2019, we had $208.0 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of March 31, 2019, a 1% increase in interest rates would increase the interest incurred by us by approximately $2.1 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
As of March 31, 2019, the Company’s management has included GRBK GHO Homes, LLC in its assessment of internal control over financial reporting. During the three months ended March 31, 2019, there were no other changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	7,862	$7.73	7,862	$28,958,734
February 1, 2019 - February 28, 2019	—	—	—	—
March 1, 2019 - March 31, 2019	—	—	—	—
Total	7,862	$7.73	7,862	$28,958,734

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Number	Description
10.1*	Amended and Restated Stock Award Agreement, effective as of March 12, 2019, between the Company and Summer Loveland.
10.2	Stock Award Agreement, effective as of March 12, 2019, between the Company and Jed Dolson. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2019).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Number	Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.
/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

/s/ Richard A. Costello
By: Richard A. Costello
Its: Chief Financial Officer

Date:    May 6, 2019