Form 10-Q
period 2019-06-30
Green Brick Partners, Inc.
filed 2019-08-08
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

The number of shares of the Registrant's common stock outstanding as of August 5, 2019 was 50,551,427.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash	$34,383	$38,315
Restricted cash	4,469	3,440
Receivables	5,009	4,842
Inventory	719,878	668,961
Investment in unconsolidated entities	23,139	20,269
Right-of-use assets - operating leases	3,727	—
Property and equipment, net	4,261	4,690
Earnest money deposits	12,911	16,793
Deferred income tax assets, net	15,943	16,499
Intangible assets, net	750	856
Goodwill	680	680
Other assets	7,811	8,681
Total assets	$832,961	$784,026
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$25,422	$26,091
Accrued expenses	27,783	29,201
Customer and builder deposits	31,578	31,978
Lease liabilities - operating leases	3,751	—
Borrowings on lines of credit, net	232,657	200,386
Contingent consideration	618	2,207
Total liabilities	321,809	289,863
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	12,509	8,531
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 50,879,949 and 50,719,884 issued and 50,696,011 and 50,583,128 outstanding as of June 30, 2019 and December 31, 2018, respectively	509	507
Treasury stock, at cost, 183,938 and 136,756 shares as of June 30, 2019 and December 31, 2018, respectively	(1,369)	(981)
Additional paid-in capital	289,739	291,299
Retained earnings	204,591	177,526
Total Green Brick Partners, Inc. stockholders’ equity	493,470	468,351
Noncontrolling interests	5,173	17,281
Total equity	498,643	485,632
Total liabilities and equity	$832,961	$784,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Residential units revenue	$175,054	$146,180	$336,642	$267,444
Land and lots revenue	8,452	11,132	15,492	19,031
Total revenues	183,506	157,312	352,134	286,475
Cost of residential units	136,592	108,165	264,420	198,068
Cost of land and lots	6,633	8,076	12,067	14,702
Total cost of revenues	143,225	116,241	276,487	212,770
Total gross profit	40,281	41,071	75,647	73,705
Selling, general and administrative expense	22,494	20,018	46,026	38,147
Change in fair value of contingent consideration	(197)	—	257	—
Operating profit	17,984	21,053	29,364	35,558
Equity in income of unconsolidated entities	2,697	2,279	4,543	3,815
Other income, net	775	898	2,868	1,468
Income before income taxes	21,456	24,230	36,775	40,841
Income tax expense	5,332	5,235	9,160	8,607
Net income	16,124	18,995	27,615	32,234
Less: Net income attributable to noncontrolling interests	1,664	4,126	550	6,162
Net income attributable to Green Brick Partners, Inc.	$14,460	$14,869	$27,065	$26,072

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.29	$0.29	$0.53	$0.52
Diluted	$0.29	$0.29	$0.53	$0.51
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,655	50,664	50,609	50,620
Diluted	50,724	50,783	50,665	50,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended June 30, 2019 and 2018:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	50,820,548	$508	(144,618)	$(1,041)	$291,271	$190,131	$480,869	$4,788	$485,657
Share-based compensation	—	—	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	59,401	1	—	—	—	—	1	—	1
Amortization of deferred share-based compensation	—	—	—	—	117	—	117	—	117
Stock repurchases	—	—	(39,320)	(328)	—	—	(328)	—	(328)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,720)	—	(1,720)	—	(1,720)
Distributions	—	—	—	—	—	—	—	(258)	(258)
Net income	—	—	—	—	—	14,460	14,460	643	15,103
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	50,685,699	$507	—	$—	$290,773	$137,106	$428,386	$10,682	$439,068
Share-based compensation	—	—	—	—	72	—	72	—	72
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	34,185	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	101	—	101	—	101
Accretion of redeemable noncontrolling interest	—	—	—	—	(104)	—	(104)	—	(104)
Distributions	—	—	—	—	—	—	—	(2,378)	(2,378)
Net income	—	—	—	—	—	14,869	14,869	3,904	18,773
Balance at June 30, 2018	50,719,884	$507	—	$—	$290,842	$151,975	$443,324	$12,208	$455,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the six months ended June 30, 2019 and 2018:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	142	—	142	—	142
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,464	—	1,467	—	1,467
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(544)	—	(545)	—	(545)
Amortization of deferred share-based compensation	—	—	—	—	218	—	218	—	218
Stock repurchases	—	—	(47,182)	(388)	—	—	(388)	—	(388)
Accretion of redeemable noncontrolling interest	—	—	—	—	(2,840)	—	(2,840)	—	(2,840)
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income (loss)	—	—	—	—	—	27,065	27,065	(1,115)	25,950
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	50,598,901	$506	—	$—	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	—	—	143	—	143	—	143
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	140,211	1	—	—	1,080	—	1,081	—	1,081
Withholdings from vesting of restricted stock awards	(39,228)	—	—	—	(412)	—	(412)	—	(412)
Amortization of deferred share-based compensation	—	—	—	—	197	—	197	—	197
Common stock issued in connection with the investment in Challenger	20,000	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	—	—	(104)	—	(104)	—	(104)
Distributions	—	—	—	—	—	—	—	(10,423)	(10,423)
Net income	—	—	—	—	—	26,072	26,072	5,940	32,012
Balance at June 30, 2018	50,719,884	$507	—	$—	$290,842	$151,975	$443,324	$12,208	$455,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,615	$32,234
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,678	1,038
Share-based compensation expense	1,827	1,421
Change in fair value of contingent consideration	257	—
Deferred income taxes, net	556	8,320
Equity in income of unconsolidated entities	(4,543)	(3,815)
Distributions of income from unconsolidated entities	1,673	1,958
Changes in operating assets and liabilities:
Increase in receivables	(167)	(4,391)
Increase in inventory	(50,647)	(43,439)
Decrease (increase) in earnest money deposits	3,882	(2,355)
Decrease (increase) in other assets	752	(1,174)
Decrease in accounts payable	(669)	(7,073)
(Decrease) increase in accrued expenses	(1,276)	1,507
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	—
(Decrease) increase in customer and builder deposits	(400)	3,468
Net cash used in operating activities	(20,794)	(12,301)
Cash flows from investing activities:
Business combination, net of acquired cash	—	(25,347)
Investments in unconsolidated entities	—	(755)
Purchase of property and equipment	(1,143)	(1,178)
Net cash used in investing activities	(1,143)	(27,280)
Cash flows from financing activities:
Borrowings from lines of credit	93,500	95,500
Payments of debt issuance costs	—	(150)
Repayments of lines of credit	(61,500)	(35,000)
Repayments of notes payable	—	(9,022)
Payment of contingent consideration	(514)	—
Payments of withholding tax on vesting of restricted stock awards	(544)	(412)
Stock repurchases	(388)	—
Distributions to noncontrolling interests	(10,993)	(10,423)
Distributions to redeemable noncontrolling interest	(527)	—
Net cash provided by financing activities	19,034	40,493
Net (decrease) increase in cash and restricted cash	(2,903)	912
Cash, beginning of period	38,315	36,684
Restricted cash, beginning of period	3,440	3,605
Cash and restricted cash, beginning of period	41,755	40,289
Cash, end of period	34,383	37,069
Restricted cash, end of period	4,469	4,132
Cash and restricted cash, end of period	$38,852	$41,201
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$7,520	$1,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or subsequent periods.

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

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the condensed consolidated statements of income in order to be more comparable with a majority of its peers. There was no impact to net income from the reclassification in any period.

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes and additions to significant accounting policies during the six months ended June 30, 2019 are presented below.

Revenue Recognition
The Company pays sales commissions to employees and/or outside realtors related to individual home sales which are expensed as incurred at the time of closing. Commissions on the sale of land parcels to third parties are also expensed as incurred upon closing. Sales commissions on the sale of homes and land parcels are included in selling, general and administrative expense in the consolidated statements of income.

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

We believe the most significant effects of the adoption of this standard relate to (1) the recognition of ROU assets and lease liabilities on our consolidated balance sheet for our office operating leases and (2) providing new disclosures about our leasing activities. There was no change in our leasing activities as a result of adoption.

Upon adoption, as of January 1, 2019, we recognized operating lease liabilities of $4.2 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, as well as corresponding ROU assets of $4.1 million. The $0.1 million difference between the ROU assets and lease liabilities is attributable to elimination of the accrued and prepaid rent existing as of January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to an “expected credit loss” methodology. The standard is expected to be effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application on adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements but does not expect such impact to be material.

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
The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended June 30, 2019 (in thousands):

Balance at December 31, 2018	$8,531
Net income	1,665
Distributions of income to redeemable noncontrolling interest partner	(527)
Accretion of redeemable noncontrolling interest	2,840
Balance at June 30, 2019	$12,509

Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from April 26, 2018 through December 31, 2018, and contingent consideration of $1.8 million was earned by the minority partner in 2018 and paid by the Company in April 2019 in addition to a $0.5 million distribution of income. Estimates of the undiscounted contingent consideration payouts for the period from January 1, 2019 through April 26, 2021 range from $1.9 million to $3.5 million. The change in the range of estimates of the undiscounted contingent consideration compared to December 31, 2018 was due to revision of the Company’s forecasts of GRBK GHO profits and capital requirements, as well as reduced volatility of earnings.

3. VARIABLE INTEREST ENTITIES

Our controlled builders’ creditors have no recourse against us. As of June 30, 2019, the assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of June 30, 2019 totaled $82.6 million, of which $0.9 million was cash and $73.1 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2018 totaled $76.3 million, of which $0.7 million was cash and $66.6 million was inventory. However, as we have voting control over these builders, it is ultimately within the control of Green Brick Partners, Inc. whether the assets of these VIEs are utilized to settle obligations of Green Brick Partners, Inc.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2019	December 31, 2018
Homes completed or under construction	$303,924	$268,763
Land and lots - developed and under development	415,561	399,809
Land held for sale	393	389
Total inventory	$719,878	$668,961

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest capitalized at beginning of period	$16,526	$11,221	$14,780	$10,474
Interest incurred	3,128	2,006	6,014	3,634
Interest charged to cost of revenues	(2,455)	(1,084)	(3,595)	(1,965)
Interest capitalized at end of period	$17,199	$12,143	$17,199	$12,143

As of June 30, 2019, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment evaluation and analyses when necessary. As of June 30, 2019, the Company performed detailed impairment evaluations of selling communities with a combined corresponding carrying value of approximately $14.7 million. An impairment adjustment of $0.1 million to reduce the carrying value of impaired communities to fair value was recorded for the three and six months ended June 30, 2019.

The Company recorded an impairment adjustment of $0.1 million related to inventory for the three and six months ended June 30, 2018.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Cash	$9,260	$14,584
Accounts receivable	3,525	1,259
Bonds and notes receivable	5,864	5,864
Loans held for sale, at fair value	8,266	3,083
Inventory	51,291	44,375
Other assets	4,390	3,132
Total assets	$82,596	$72,297
Liabilities:
Accounts payable	$3,247	$2,173
Accrued expenses and other liabilities	8,086	5,328
Notes payable	33,991	31,402
Total liabilities	$45,324	$38,903
Owners’ equity:
Green Brick	$18,582	$15,653
Others	18,690	17,741
Total owners’ equity	$37,272	$33,394
Total liabilities and owners’ equity	$82,596	$72,297

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$43,261	$43,953	$74,358	$76,952
Costs and expenses	37,804	39,099	65,121	69,020
Net earnings of unconsolidated entities	$5,457	$4,854	$9,237	$7,932
Company’s share in net earnings of unconsolidated entities	$2,697	$2,279	$4,543	$3,815

6. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility	$55,500	$46,500
Unsecured revolving credit facility	178,500	155,500
Debt issuance costs, net of amortization	(1,343)	(1,614)
Total borrowings on lines of credit, net	$232,657	$200,386

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company’s subsidiaries.

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Following several amendments, as of June 30, 2019, the aggregate commitment amount was $75.0 million and the maturity date of the Credit Facility was May 1, 2022. As of June 30, 2019, letters of credit outstanding totaling $1.9 million reduced the aggregate maximum commitment amount to $73.1 million. As of June 30, 2019, the interest rate on outstanding borrowings under the Credit Facility was 5.25% per annum.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”), providing for a senior, unsecured revolving credit facility with initial aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”).

Following amendments to the Credit Agreement, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of June 30, 2019 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021. As of June 30, 2019, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 4.88% to 4.92% per annum.

7. STOCKHOLDERS’ EQUITY

Share Repurchase Programs
In October 2018, the Company’s Board of Directors (the “BOD”) authorized a share repurchase program for the period beginning on October 3, 2018 and ending on October 3, 2020 of the Company’s common stock for an aggregate price not to exceed $30.0 million (the “2018 Share Repurchase Program”). The timing, volume and nature of share repurchases are at the discretion of management and dependent on market conditions, corporate and regulatory requirements, available cash and other factors, and may be suspended or discontinued at any time.

On December 31, 2018, the Company’s BOD authorized implementation of share repurchases in accordance with a trading plan under Rule 10b5-1 (the “December 2018 Trading Plan”) within the 2018 Share Repurchase Program. The trading plan was effective from January 2, 2019 until March 30, 2019. In January 2019, the Company repurchased 7,862 shares for approximately $0.1 million under the December 2018 Trading Plan.

In June 2019, the Company’s BOD authorized discrete repurchases under the 2018 Share Repurchase Program of 39,320 shares for approximately $0.3 million.

On June 27, 2019, the Company’s BOD authorized implementation of share repurchases in accordance with a trading plan under Rule 10b5-1 (the “June 2019 Trading Plan”) within the 2018 Share Repurchase Program. The trading plan was effective from July 1, 2019 until August 5, 2019. In July 2019, the Company repurchased 144,584 shares for approximately $1.2 million under the June 2019 Trading Plan.

8. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the six months ended June 30, 2019, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and members of the BOD. The RSAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the Company’s 2020 annual meeting of stockholders. The fair value of the RSAs granted to EOs and the BOD was recorded as share-based compensation expense on the grant date or over the vesting period, as applicable. The Company withheld 59,116 shares of common stock from EOs, at a total cost of $0.5 million, to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of shared-based awards activity during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2018	34	$12.00
Granted	219	$9.14
Vested	(194)	$9.67
Forfeited	—	$—
Nonvested, June 30, 2019	59	$9.05

Stock Options
A summary of stock options activity during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2018	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2019	500	$7.49	5.33	$410
Options exercisable, June 30, 2019	400	$7.49	5.33	$328

A summary of unvested stock options activity during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Unvested, December 31, 2018	100	$2.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, June 30, 2019	100	$2.88

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively. Recognized tax benefit related to share-based compensation expense was $0.0 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.0 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.5 million which is expected to be recognized over a weighted-average period of 0.9 years. As of June 30, 2019, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.1 million which is expected to be recognized over a weighted-average period of 0.3 years.
9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographical Market
Central	$79,168	$8,452	$68,892	$10,692
Southeast	95,886	—	77,288	440
Total revenues	$175,054	$8,452	$146,180	$11,132

Type of Customer
Homebuyers	$175,054	$—	$146,180	$440
Homebuilders	—	8,452	—	10,692
Total revenues	$175,054	$8,452	$146,180	$11,132

Product Type
Residential units	$175,054	$—	$146,180	$—
Land and lots	—	8,452	—	11,132
Total revenues	$175,054	$8,452	$146,180	$11,132

Timing of Revenue Recognition
Transferred at a point in time	$172,490	$8,452	$143,878	$11,132
Transferred over time	2,564	—	2,302	—
Total revenues	$175,054	$8,452	$146,180	$11,132

Revenue recognized over time represents revenue from mechanic’s lien contracts.

The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Builder Operations	Land Development	Builder Operations	Land Development
Primary Geographical Market
Central	$163,593	$15,482	$141,338	$14,691
Southeast	173,049	10	126,106	4,340
Total revenues	$336,642	$15,492	$267,444	$19,031

Type of Customer
Homebuyers	$336,642	$—	$267,444	$440
Homebuilders	—	15,492	—	18,591
Total revenues	$336,642	$15,492	$267,444	$19,031

Product Type
Residential units	$336,642	$—	$267,444	$—
Land and lots	—	15,492	—	19,031
Total revenues	$336,642	$15,492	$267,444	$19,031

Timing of Revenue Recognition
Transferred at a point in time	$331,723	$15,492	$264,244	$19,031
Transferred over time	4,919	—	3,200	—
Total revenues	$336,642	$15,492	$267,444	$19,031

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer and builder deposits	$31,578	$31,978

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Type of Customer
Homebuyers	$7,180	$5,423	$9,840	$7,016
Homebuilders	857	5	1,682	236
Total deposits recognized as revenue	$8,037	$5,428	$11,522	$7,252

Performance Obligations
There was no revenue recognized during the six months ended June 30, 2019 and 2018 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $60.1 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2019	$21,410
2020	27,871
2021	10,865
Total	$60,146

The timing of lot takedowns is contingent upon a number of factors, including customer needs, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

Our contracts with homebuyers have a duration of less than one year. As such, the Company uses the practical expedient as allowed under ASC 606, Revenue from Contracts with Customers, and therefore has not disclosed the transaction price allocated to remaining performance obligations as of the end of the reporting period.
10. SEGMENT INFORMATION

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues: (1)
Builder operations
Central	$79,168	$68,892	$163,593	$141,338
Southeast	95,886	77,728	173,059	130,446
Total builder operations	175,054	146,620	336,652	271,784
Land development	8,452	10,692	15,482	14,691
Total revenues	$183,506	$157,312	$352,134	$286,475

Gross profit (loss):
Builder operations
Central	$17,903	$18,827	$36,020	$39,362
Southeast	24,855	21,863	44,142	35,713
Total builder operations	42,758	40,690	80,162	75,075
Land development	2,119	3,164	3,902	4,449
Corporate, other and unallocated (2)	(4,596)	(2,783)	(8,417)	(5,819)
Total gross profit	$40,281	$41,071	$75,647	$73,705

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income (loss) before income taxes:
Builder operations
Central	$6,916	$9,942	$13,854	$21,042
Southeast	14,962	13,351	24,114	21,329
Total builder operations	21,878	23,293	37,968	42,371
Land development	1,622	2,664	4,299	3,683
Corporate, other and unallocated (3)	(2,044)	(1,727)	(5,492)	(5,213)
Total income before income taxes	$21,456	$24,230	$36,775	$40,841

	June 30, 2019	December 31, 2018
Inventory:
Builder operations
Central	$198,866	$160,980
Southeast	174,581	159,616
Total builder operations	373,447	320,596
Land development	323,406	329,105
Corporate, other and unallocated (4)	23,025	19,260
Total inventory	$719,878	$668,961

Goodwill: (5)
Builder operations - Southeast	$680	$680

(1)
The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our controlled builders have revenues from land or lot closings, which for the three and six months ended June 30, 2019 was $0.0 million, compared to $0.4 million and $4.3 million for the three and six months ended June 30, 2018, respectively.

(2)	Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to operating segments.

(3)
Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, LLC and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.

(4)	Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

(5)	In connection with the GRBK GHO business combination, the Company recorded goodwill of $0.7 million.

11. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period, adjusted for nonvested shares of RSAs during each period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and RSAs.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Green Brick Partners, Inc.	$14,460	$14,869	$27,065	$26,072

Weighted-average number of shares outstanding - basic	50,655	50,664	50,609	50,620
Basic net income attributable to Green Brick Partners, Inc. per share	$0.29	$0.29	$0.53	$0.52

Weighted-average number of shares outstanding - basic	50,655	50,664	50,609	50,620
Dilutive effect of stock options and restricted stock awards	69	119	56	131
Weighted-average number of shares outstanding - diluted	50,724	50,783	50,665	50,751
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.29	$0.29	$0.53	$0.51

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Antidilutive options to purchase common stock and restricted stock awards	35	9	28	19

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2019 and December 31, 2018.

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

Key inputs in measuring the fair value of the contingent consideration liability are management’s projections of GRBK GHO’s net income and debt, the discount rate that reflects the risk associated with achieving the milestones of the contingent consideration payments, and expected volatility of earnings. The discount rate used in the simulation was an estimated risk free rate which ranged from 1.8% to 2.0% over the term of the contingent consideration. The expected volatility as derived from comparable publicly traded companies ranged from 25.0% to 50.0% over the term of the contingent consideration.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2018	$2,207	$2,207
Payment of contingent consideration	(514)	(514)
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	(1,332)
Change in fair value of contingent consideration	257	257
Contingent consideration liability, balance as of June 30, 2019	$618	$618

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2019.

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

13. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019 and 2018, the Company had the following related party transactions through the normal course of business.

Suwanee Station
In March 2016, the Company purchased undeveloped land for a 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity.

During the three and six months ended June 30, 2019, TPG purchased 7 and 13 lots within the community for $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2018, TPG purchased 3 and 11 lots within the community for $0.2 million and $0.7 million, respectively. As of June 30, 2019, there were no lots remaining to be sold.

Total capital distributions as of June 30, 2019 were $3.3 million. Total distributions made by the partnership during the three and six months ended June 30, 2019 were $0.5 million and $0.9 million, respectively, of which $0.3 million and $0.5 million, respectively, were paid to the Company. Total distributions made by the partnership during the three and six months ended June 30, 2018 were $0.0 million and $0.7 million, respectively, of which $0.0 million and $0.3 million, respectively, were paid to the Company.

Final capital distributions were made during the three months ended June 30, 2019, and the affiliated entity has ceased its activity.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the six months ended June 30, 2019, GRBK GHO incurred de minimis rent expense under such lease agreements. As of June 30, 2019, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the six months ended June 30, 2019, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2019, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2019 and December 31, 2018, letters of credit outstanding were $2.0 million and $2.2 million, respectively, and performance bonds outstanding totaled $4.7 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty accrual, beginning of period	$2,627	$2,236	$2,980	$2,083
Warranties issued	768	709	1,421	1,113
Changes in liability for existing warranties	47	(13)	(97)	(17)
Settlements	(544)	(393)	(1,406)	(640)
Warranty accrual, end of period	$2,898	$2,539	$2,898	$2,539

Operating Leases
The Company has leases associated with office and design center space that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, is included in selling, general and administrative expense in the condensed consolidated statements of income. For the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.6 million, respectively.
As of June 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.7 years and 5.25%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2019 are presented below (in thousands):

Remainder of 2019	$599
2020	1,235
2021	1,011
2022	734
2023	558
Total future lease payments	$4,137
Less: Interest	386
Present value of lease liabilities	$3,751

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million and

$0.2 million for the three and six months ended June 30, 2019, respectively, related to such lease contracts is included in selling, general and administrative expense in the condensed consolidated statements of income.

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts. Certain of our earnest money deposits are subject to first priority liens on the land that we have contracted to procure. As of June 30, 2019 and December 31, 2018, there were 3,050 and 1,843 lots under option, respectively, including option contracts for land intended to be developed into lots. The land and lot option contracts in place as of June 30, 2019 provide for potential land and lot purchase payments through 2022.

If each option contract in place as of June 30, 2019 was exercised, expected purchase payments would be as follows (in thousands):

Total
Remainder of 2019	$73,528
2020	76,120
2021	31,275
2022	3,739
Total	$184,662

Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.0 million and $0.5 million for the three and six months ended June 30, 2019, respectively. Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.0 million and $0.1 million for the three and six months ended June 30, 2018, respectively.

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

The Company records an accrual for legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. The Company accrues for these matters based on facts and circumstances specific to each matter and revises these estimates when necessary.

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

15. SUBSEQUENT EVENTS

In July 2019, a homebuilding customer forfeited $2.4 million of earnest money deposits related to the purchase of finished lots. The forfeiture was recognized as other income subsequent to June 30, 2019.

On July 23, 2019, an irrevocable letter of credit of $1.3 million was issued by Inwood National Bank, which further reduced the aggregate maximum commitment amount of the Credit Facility to $71.8 million.

Effective August 1, 2019, the interest rate on outstanding borrowings under the Credit Facility changed to 5.00% per annum, due to the change in the Prime Rate of the Bank of America, N.A.

On August 8, 2019, the Company issued $75.0 million of senior unsecured notes due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, will be deferred and will reduce the amount of debt on our consolidated balance sheet. The Company will capitalize these costs to inventory over the term of the senior unsecured notes using the straight-line method. The Company repaid $56.0 million of existing debt with a portion of the net proceeds on August 8, 2019 and expects to use all of the remaining proceeds from the issuance of the senior unsecured notes to further repay borrowings under the Company’s existing revolving credit facilities.

Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest will be payable quarterly in arrears commencing November 8, 2019.

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The senior unsecured notes are guaranteed by the Company’s significant subsidiaries and certain other subsidiaries. The senior unsecured notes will rank equally in right of prepayment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

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

In the following discussion, “backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period, “cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period, “net new home orders” refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and “overall absorption rate” refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing or sell their existing home. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue.

Overview and Outlook
The following were our key operating metrics for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018: home deliveries increased by 20.5%, home closings revenue increased by 19.9%, average sales price of homes delivered decreased by 0.5%, backlog units increased by 2.4%, backlog units sales value increased by 5.4%, average sales price of homes in backlog increased by 2.9%, and net new home orders increased by 17.1%.

The following were our key operating metrics for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018: home deliveries increased by 28.3%, home closings revenue increased by 25.5%, average sales price of homes delivered decreased by 2.2%, and net new home orders increased by 9.4%.

From May 2018 to May 2019, homes in the Dallas and Atlanta markets appreciated by 2.6% and 4.7%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, May 2019). We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked second and the Atlanta area ranked sixth in the annual rate of job growth from June 2018 to June 2019 (Source: US Bureau of Labor Statistics, August 2019). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change	%
Home closings revenue	$172,490	$143,878	$28,612	19.9%
Mechanic’s lien contracts revenue	2,564	2,302	262	11.4%
Residential units revenue	$175,054	$146,180	$28,874	19.8%
New homes delivered	394	327	67	20.5%
Average sales price of homes delivered	$437.8	$440.0	$(2.2)	(0.5)%

The $28.9 million increase in residential units revenue was driven by the 20.5% increase in new homes delivered, which was due to an organic increase in the number of active selling communities, as well as the acquisition of GRBK GHO Homes,

LLC (“GRBK GHO”) in April 2018. The 0.5% decline in the average sales price of homes delivered for the three months ended June 30, 2019 was attributable to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change	%
Net new home orders	453	387	66	17.1%
Cancellation rate	13.7%	12.6%	1.1%	8.7%
Absorption rate per active selling community	5.9	6.2	(0.3)	(4.8)%
Average active selling communities	77	62	15	24.2%
Active selling communities at end of period	75	69	6	8.7%
Backlog	$331,259	$314,177	$17,082	5.4%
Backlog (units)	717	700	17	2.4%
Average sales price of backlog	$462.0	$448.8	$13.2	2.9%

Our cancellation rate was 13.7% for the three months ended June 30, 2019, compared to 12.6% for the three months ended June 30, 2018. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally do not include first time homebuyers.

The $17.1 million increase in value of backlog was due to the 2.9% increase in the average sales price of backlog and the 2.4% increase in the number of homes in backlog. The increase of the average sales price of homes in backlog was the result of change in product mix. The increase in the number of homes in backlog was driven by an organic increase in the number of active selling communities.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
Home closings revenue	$172,490	100.0%	$143,878	100.0%
Cost of homebuilding units	134,641	78.1%	106,315	73.9%
Homebuilding gross margin	$37,849	21.9%	$37,563	26.1%

Mechanic’s lien contracts revenue	$2,564	100.0%	$2,302	100.0%
Cost of mechanic’s lien contracts	1,951	76.1%	1,850	80.4%
Mechanic’s lien contracts gross margin	$613	23.9%	$452	19.6%

Residential units revenue	$175,054	100.0%	$146,180	100.0%
Cost of residential units	136,592	78.0%	108,165	74.0%
Residential units gross margin	$38,462	22.0%	$38,015	26.0%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the condensed consolidated statements of income in order to be more comparable with a majority of its peers. Sales commission expenses represented 4.2% and 4.1% of the residential units revenue for the three months ended June 30, 2019 and 2018, respectively. Prior period amounts have been reclassified to conform to the current period presentation.

Cost of residential units for the three months ended June 30, 2019 increased by $28.4 million, or 26.3%, compared to the three months ended June 30, 2018, primarily due to the 20.5% increase in the number of new homes delivered and an increase in the cost of construction materials.

Residential units gross margin for the three months ended June 30, 2019 decreased to 22.0%, compared to 26.0% for the three months ended June 30, 2018, primarily because of increases in the cost of construction materials and sales incentives to customers. Such sales incentives have contributed to an overall 19.8% increase in residential units revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Residential units gross margin increased from 20.9% for the three months ended March 31, 2019 to 22.0% for the three months ended June 30, 2019.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change	%
Lots revenue	$8,452	$8,453	$(1)	—%
Land revenue	—	2,679	(2,679)	(100.0)%
Land and lots revenue	$8,452	$11,132	$(2,680)	(24.1)%
Lots closed	58	53	5	9.4%
Average sales price of lots closed	$145.7	$159.5	$(13.8)	(8.6)%
Lots revenue remained flat, with the impact of an average lot price decrease of 8.6% offset by a 9.4% increase in the number of lots closed. There were no land sales during the three months ended June 30, 2019 compared to one land parcel sold during the three months ended June 30, 2018.
Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2019	2018	2019	2018
Builder operations	$21,659	$17,836	12.4%	12.2%
Land development	322	574	3.8%	5.4%
Corporate, other and unallocated	513	1,608	—	—
Total selling, general and administrative expense	$22,494	$20,018	12.3%	12.7%

The 0.4% decrease of total selling, general and administrative expense as a percentage of revenue was driven by an increase in expenditures to support the growth in home sales, which was more than offset by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Builder Operations
The 0.2% increase in selling, general and administrative expense as a percentage of revenue for builder operations was primarily attributable to increases in expenditures to support the growth in home sales and in the number of active selling communities. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 1.6% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily driven by an increase in capitalized property taxes during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2019 was $0.5 million, compared to $1.6 million for the three months ended June 30, 2018, the decrease driven primarily by transaction expenses related to a public secondary offering of the Company’s shares in 2018.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $2.7 million, or 18.3%, for the three months ended June 30, 2019, compared to $2.3 million for the three months ended June 30, 2018 due to the formation of Green Brick Mortgage, LLC (“Green Brick Mortgage”) in mid-2018.

Other Income, Net
Other income, net, remained relatively unchanged at $0.8 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018.

Income Tax Expense
Income tax expense increased to $5.3 million for the three months ended June 30, 2019 from $5.2 million for the three months ended June 30, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests and an increase in state income taxes.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Change	%
Home closings revenue	$331,723	$264,244	$67,479	25.5%
Mechanic’s lien contracts revenue	4,919	3,200	1,719	53.7%
Residential units revenue	$336,642	$267,444	$69,198	25.9%
New homes delivered	762	594	168	28.3%
Average sales price of homes delivered	$435.3	$444.9	$(9.6)	(2.2)%

The $69.2 million increase in residential units revenue was driven by the 28.3% increase in new homes delivered, which was due to an organic increase in the number of active selling communities during the six months ended June 30, 2019, as well as the acquisition of GRBK GHO in April 2018. The 2.2% decline in the average sales price of homes delivered for the six months ended June 30, 2019 was attributable to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Change	%
Net new home orders	898	821	77	9.4%
Cancellation rate	14.1%	11.4%	2.7%	23.7%
Absorption rate per active selling community	11.8	13.2	(1.4)	(10.6)%
Average active selling communities	76	62	14	22.6%
Active selling communities at end of period	75	69	6	8.7%
Backlog	$331,259	$314,177	$17,082	5.4%
Backlog (units)	717	700	17	2.4%
Average sales price of backlog	$462.0	$448.8	$13.2	2.9%

Our cancellation rate was 14.1% for the six months ended June 30, 2019, compared to 11.4% for the six months ended June 30, 2018. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally do not include first time homebuyers.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2019		2018
Home closings revenue	$331,723	100.0%	$264,244	100.0%
Cost of homebuilding units	260,724	78.6%	195,458	74.0%
Homebuilding gross margin	$70,999	21.4%	$68,786	26.0%

Mechanic’s lien contracts revenue	$4,919	100.0%	$3,200	100.0%
Cost of mechanic’s lien contracts	3,696	75.1%	2,610	81.6%
Mechanic’s lien contracts gross margin	$1,223	24.9%	$590	18.4%

Residential units revenue	$336,642	100.0%	$267,444	100.0%
Cost of residential units	264,420	78.5%	198,068	74.1%
Residential units gross margin	$72,222	21.5%	$69,376	25.9%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the condensed consolidated statements of income in order to be more comparable with a majority of its peers. Sales commission expenses represented 4.1% and 4.3% of the residential units revenue for the six months ended June 30, 2019 and 2018, respectively. Prior period amounts have been reclassified to conform to the current period presentation.

Cost of residential units for the six months ended June 30, 2019 increased by $66.4 million, or 33.5%, compared to the three months ended June 30, 2018, primarily due to the 28.3% increase in the number of new homes delivered and an increase in the cost of construction materials.

Residential units gross margin for the six months ended June 30, 2019 decreased to 21.5%, compared to 25.9% for the six months ended June 30, 2018 primarily because of increases in the cost of construction materials and sales incentives to customers. Such sales incentives have contributed to an overall 25.9% increase in residential units revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Change	%
Lots revenue	$15,482	$15,202	$280	1.8%
Land revenue	10	3,829	(3,819)	(99.7)%
Land and lots revenue	$15,492	$19,031	$(3,539)	(18.6)%
Lots closed	105	101	4	4.0%
Average sales price of lots closed	$147.4	$150.5	$(3.1)	(2.0)%
The 1.8% increase in lots revenue was driven primarily by the 4.0% increase in the number of lots closed, partially offset by the 2.0% decrease in the average lot price. The decrease in land revenue is due to the lower volume of land sold during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2019	2018	2019	2018
Builder operations	$42,941	$33,262	12.8%	12.2%
Land development	734	896	4.7%	6.1%
Corporate, other and unallocated	2,351	3,989	—	—
Total selling, general and administrative expense	$46,026	$38,147	13.1%	13.3%

The 0.2% decrease of total selling, general and administrative expense as a percentage of revenue was driven by an increase in expenditures to support the growth in home sales, more than offset by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Builder Operations
The 0.6% increase in selling, general and administrative expense as a percentage of revenue for builder operations was primarily attributable to increases in expenditures to support the growth in home sales and in the number of active selling communities. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 1.4% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily driven by an increase in capitalized property taxes during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2019 was $2.4 million, compared to $4.0 million for the six months ended June 30, 2018, the decrease driven primarily by transaction expenses related to a public secondary offering of the Company’s shares in 2018 and an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $4.5 million, or 19.1%, for the six months ended June 30, 2019, compared to $3.8 million for the six months ended June 30, 2018, primarily due to an increase in earnings from GB Challenger, LLC and the formation of Green Brick Mortgage.

Other Income, Net
Other income, net, increased to $2.9 million for the six months ended June 30, 2019, compared to $1.5 million for the six months ended June 30, 2018. The increase was primarily due to forfeited customer earnest money deposit monies on the sale of finished lots and an increase in title closing and settlement services.

Income Tax Expense
Income tax expense increased to $9.2 million for the six months ended June 30, 2019 from $8.6 million for the six months ended June 30, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests and an increase in state income taxes.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2019 and December 31, 2018. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2019	December 31, 2018
Lots owned
Central	4,250	4,447
Southeast	1,877	1,788
Total lots owned	6,127	6,235
Lots controlled
Central	1,528	853
Southeast	1,522	990
Total lots controlled	3,050	1,843
Total lots owned and controlled (1)	9,177	8,078
Percentage of lots owned	66.8%	77.2%

(1)	Total lots excludes lots with homes under construction.

The increase in the number of lots controlled is related to the formation of Trophy Signature Homes, LLC in September 2018 and the increased land development activity in the Atlanta market.

Liquidity and Capital Resources Overview
As of June 30, 2019 and December 31, 2018, we had $34.4 million and $38.3 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and lot acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2019 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio and net debt to total capitalization ratios were approximately 32.0% and 28.7%, respectively, as of June 30, 2019. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

The Company’s key sources of liquidity were funds generated by operations and provided by lines of credit during the six months ended June 30, 2019. Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility	$55,500	$46,500
Unsecured revolving credit facility	178,500	155,500
Debt issuance costs, net of amortization	(1,343)	(1,614)
Total borrowings on lines of credit, net	$232,657	$200,386

Borrowings on the revolving credit facility have a maturity date of May 1, 2022. Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021. For additional information on the Company’s lines of credit, refer to Note 6 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On August 8, 2019, the Company issued $75.0 million of senior unsecured notes due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, will be deferred and will reduce the amount of debt on our consolidated balance sheet. The Company will capitalize these costs to inventory over the term of the senior unsecured notes using the straight-line method. The Company repaid $56.0 million of existing debt with a portion of the net proceeds on August 8, 2019 and expects to use all of the remaining proceeds from the issuance of the senior unsecured notes to further repay borrowings under the Company’s existing revolving credit facilities.

Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest will be payable quarterly in arrears commencing November 8, 2019.

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The senior unsecured notes are guaranteed by the Company’s significant subsidiaries and certain other subsidiaries. The senior unsecured notes will rank equally in right of prepayment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

•
Operating activities. Net cash used in operating activities for the six months ended June 30, 2019 was $20.8 million, compared to $12.3 million during the six months ended June 30, 2018. The net cash outflows for the six months ended June 30, 2019 were primarily driven by an increase in inventory of $50.6 million, an increase in accrued expenses of $1.3 million, and a $1.3 million payment of contingent consideration related to the acquisition of GRBK GHO in excess of acquisition date fair value, partially offset by $29.1 million of cash generated from business operations and a $3.9 million decrease in earnest money deposits.

•
Investing activities. Net cash used in investing activities for the six months ended June 30, 2019 decreased to $1.1 million compared to $27.3 million for the six months ended June 30, 2018. The $26.1 million decrease in cash outflows was primarily attributable to the acquisition of GRBK GHO during the six months ended June 30, 2018.

•
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2019 was $19.0 million, compared to $40.5 million during the six months ended June 30, 2018. The cash inflows for the six months ended June 30, 2019 were primarily due to borrowings on lines of credit of $93.5 million, partially offset by $61.5 million of repayments of lines of credit and $11.5 million of distributions to noncontrolling interests partners.

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

During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit and performance bonds related to development projects. As of June 30, 2019 and December 31, 2018, letters of credit outstanding totaled $2.0 million and $2.2 million, respectively, and performance bonds outstanding totaled $4.7 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

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

Related Party Transactions
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our transactions with related parties.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of June 30, 2019, we had $234.0 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of June 30, 2019, a 1% increase in interest rates would increase the interest incurred by us by approximately $2.3 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	—	—	—	—
June 1, 2019 - June 30, 2019	39,320	8.33	39,320	28,631,358
Total	39,320	$8.33	39,320	$28,631,358

In October 2018, the Company’s Board of Directors authorized a share repurchase program for the period beginning on October 3, 2018 and ending on October 3, 2020 of the Company’s common stock for an aggregate price not to exceed $30.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Number	Description
10.1	Employment Agreement, dated as of July 22, 2019, between the Company and James R. Brickman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2019).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Number	Description
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:    August 8, 2019