Form 10-Q
period 2019-09-30
Green Brick Partners, Inc.
filed 2019-11-08
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware				20-5952523
(State or other jurisdiction of incorporation)				(IRS Employer Identification Number)
2805 Dallas Pkwy	,	Ste 400
Plano	,	TX	75093	(469)	573-6755
(Address of principal executive offices, including Zip Code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GRBK	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	N/A	N/A

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

The number of shares of the Registrant's common stock outstanding as of November 5, 2019 was 50,488,010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash	$35,123	$38,315
Restricted cash	6,109	3,440
Receivables	9,510	4,842
Inventory	740,799	668,961
Investment in unconsolidated entities	24,444	20,269
Right-of-use assets - operating leases	3,731	—
Property and equipment, net	4,192	4,690
Earnest money deposits	15,933	16,793
Deferred income tax assets, net	15,793	16,499
Intangible assets, net	728	856
Goodwill	680	680
Other assets	8,747	8,681
Total assets	$865,789	$784,026
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$34,690	$26,091
Accrued expenses	31,178	29,201
Customer and builder deposits	27,122	31,978
Lease liabilities - operating leases	3,837	—
Borrowings on lines of credit, net	164,792	200,386
Senior unsecured notes, net	73,358	—
Contingent consideration	2,110	2,207
Total liabilities	337,087	289,863
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	12,209	8,531
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 50,879,949 and 50,719,884 issued and 50,488,010 and 50,583,128 outstanding as of September 30, 2019 and December 31, 2018, respectively	509	507
Treasury stock, at cost, 391,939 and 136,756 shares as of September 30, 2019 and December 31, 2018, respectively	(3,167)	(981)
Additional paid-in capital	291,111	291,299
Retained earnings	220,262	177,526
Total Green Brick Partners, Inc. stockholders’ equity	508,715	468,351
Noncontrolling interests	7,778	17,281
Total equity	516,493	485,632
Total liabilities and equity	$865,789	$784,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential units revenue	$199,918	$139,459	$536,560	$406,903
Land and lots revenue	9,486	12,593	24,978	31,624
Total revenues	209,404	152,052	561,538	438,527
Cost of residential units	157,243	104,831	421,663	302,899
Cost of land and lots	7,436	10,553	19,503	25,255
Total cost of revenues	164,679	115,384	441,166	328,154
Total gross profit	44,725	36,668	120,372	110,373
Selling, general and administrative expense	25,078	19,643	71,104	57,790
Change in fair value of contingent consideration	1,492	—	1,749	—
Equity in income of unconsolidated entities	3,022	2,719	7,565	6,534
Other income, net	3,795	363	6,663	1,831
Income before income taxes	24,972	20,107	61,747	60,948
Income tax expense	5,833	4,734	14,993	13,341
Net income	19,139	15,373	46,754	47,607
Less: Net income attributable to noncontrolling interests	3,468	3,176	4,018	9,338
Net income attributable to Green Brick Partners, Inc.	$15,671	$12,197	$42,736	$38,269

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.31	$0.24	$0.85	$0.76
Diluted	$0.31	$0.24	$0.84	$0.75
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,475	50,686	50,564	50,642
Diluted	50,597	50,778	50,642	50,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended September 30, 2019 and 2018:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643
Share-based compensation	—	—	—	—	73	—	73	—	73
Amortization of deferred share-based compensation	—	—	—	—	136	—	136	—	136
Stock repurchases	—	—	(208,001)	(1,798)	—	—	(1,798)	—	(1,798)
Accretion of redeemable noncontrolling interest	—	—	—	—	1,163	—	1,163	—	1,163
Net income	—	—	—	—	—	15,671	15,671	2,605	18,276
Balance at September 30, 2019	50,879,949	$509	(391,939)	$(3,167)	$291,111	$220,262	$508,715	$7,778	$516,493

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,719,884	$507	—	$—	$290,842	$151,975	$443,324	$12,208	$455,532
Share-based compensation	—	—	—	—	72	—	72	—	72
Amortization of deferred share-based compensation	—	—	—	—	104	—	104	—	104
Accretion of redeemable noncontrolling interest	—	—	—	—	(11)	—	(11)	—	(11)
Distributions	—	—	—	—	—	—	—	(323)	(323)
Net income	—	—	—	—	—	12,197	12,197	2,623	14,820
Balance at September 30, 2018	50,719,884	$507	—	$—	$291,007	$164,172	$455,686	$14,508	$470,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the nine months ended September 30, 2019 and 2018:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	215	—	215	—	215
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,463	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(543)	—	(544)	—	(544)
Amortization of deferred share-based compensation	—	—	—	—	354	—	354	—	354
Stock repurchases	—	—	(255,183)	(2,186)	—	—	(2,186)	—	(2,186)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,677)	—	(1,677)	—	(1,677)
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income	—	—	—	—	—	42,736	42,736	1,490	44,226
Balance at September 30, 2019	50,879,949	$509	(391,939)	$(3,167)	$291,111	$220,262	$508,715	$7,778	$516,493

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	50,598,901	$506	—	$—	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	—	—	215	—	215	—	215
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	140,211	1	—	—	1,080	—	1,081	—	1,081
Withholdings from vesting of restricted stock awards	(39,228)	—	—	—	(412)	—	(412)	—	(412)
Amortization of deferred share-based compensation	—	—	—	—	301	—	301	—	301
Common stock issued in connection with the investment in Challenger	20,000	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	—	—	(115)	—	(115)	—	(115)
Distributions	—	—	—	—	—	—	—	(10,746)	(10,746)
Net income	—	—	—	—	—	38,269	38,269	8,563	46,832
Balance at September 30, 2018	50,719,884	$507	—	$—	$291,007	$164,172	$455,686	$14,508	$470,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$46,754	$47,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,443	1,804
Share-based compensation expense	2,035	1,597
Change in fair value of contingent consideration	1,749	—
Deferred income taxes, net	706	11,120
Equity in income of unconsolidated entities	(7,565)	(6,534)
Distributions of income from unconsolidated entities	3,390	3,361
Changes in operating assets and liabilities:
Increase in receivables	(4,668)	(2,245)
Increase in inventory	(71,392)	(108,634)
Decrease in earnest money deposits	860	1,021
Increase in other assets	(103)	(3,053)
Increase in accounts payable	8,599	8,424
Increase in accrued expenses	2,141	3,914
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	—
(Decrease) increase in customer and builder deposits	(4,856)	3,293
Net cash used in operating activities	(21,239)	(38,325)
Cash flows from investing activities:
Business combination, net of acquired cash	—	(26,861)
Investments in unconsolidated entities	—	(755)
Purchase of property and equipment	(1,838)	(1,767)
Net cash used in investing activities	(1,838)	(29,383)
Cash flows from financing activities:
Borrowings from lines of credit	165,500	133,000
Borrowings from senior unsecured notes	75,000	—
Payments of debt issuance costs	(1,682)	(228)
Repayments of lines of credit	(201,500)	(40,000)
Repayments of notes payable	—	(9,181)
Payment of contingent consideration	(514)	—
Payments of withholding tax on vesting of restricted stock awards	(544)	(412)
Stock repurchases	(2,186)	—
Distributions to noncontrolling interests	(10,993)	(10,746)
Distributions to redeemable noncontrolling interest	(527)	—
Net cash provided by financing activities	22,554	72,433
Net (decrease) increase in cash and restricted cash	(523)	4,725
Cash, beginning of period	38,315	36,684
Restricted cash, beginning of period	3,440	3,605
Cash and restricted cash, beginning of period	41,755	40,289
Cash, end of period	35,123	33,116
Restricted cash, end of period	6,109	11,898
Cash and restricted cash, end of period	$41,232	$45,014

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$14,313	$3,400
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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or subsequent periods.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes and additions to significant accounting policies during the nine months ended September 30, 2019 are presented below.

Impairment of Inventory

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, during each reporting period, community gross margins, levels of completed spec units, quantities of lots not started, and community outlook factors are reviewed by management. In the event that this review indicates higher potential for losses at a specific community, the Company monitors such communities by adding them to its “watchlist” communities, and, when an impairment trigger is present, further analysis is performed.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves projecting future lot closings based on executed contracts and comparing these anticipated revenues to projected costs. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, including assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

Each reporting period, management reviews each real estate asset which has an indicator of impairment in order to determine whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its judgment to project potential cost increases. In determining the estimated cash flows for land held for sale, management considers recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, and similar information. When projecting revenue, management does not assume improvement in market conditions.

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
The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Redeemable noncontrolling interest, beginning of period	$12,509	$8,531
Net income attributable to redeemable noncontrolling interest partner	863	2,528
Distributions of income to redeemable noncontrolling interest partner	—	(527)
Accretion of redeemable noncontrolling interest	(1,163)	1,677
Redeemable noncontrolling interest, end of period	$12,209	$12,209

Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from April 26, 2018 through December 31, 2018, and contingent consideration of $1.8 million was earned by the minority partner in 2018 and paid by the Company in April 2019 in addition to a $0.5 million distribution of income. Estimates of the undiscounted contingent consideration payouts for the period from January 1, 2019 through April 26, 2021 range from $3.0 million to $3.9 million. The change in the range of estimates of the undiscounted contingent consideration compared to December 31, 2018 was due to revision of the Company’s forecasts of GRBK GHO profits and capital requirements, as well as reduced volatility of earnings.

3. VARIABLE INTEREST ENTITIES

Our controlled builders’ creditors have no recourse against us. As of September 30, 2019, the assets of two of our consolidated controlled builders can only be used to settle obligations of those controlled builders. The assets of our VIEs that can be used only to settle obligations of the VIEs as of September 30, 2019 totaled $85.2 million, of which $0.6 million was cash and $75.3 million was inventory. The assets of our VIEs that could be used only to settle obligations of the VIEs as of December 31, 2018 totaled $76.3 million, of which $0.7 million was cash and $66.6 million was inventory. However, as we have voting control over these builders, it is ultimately within the control of Green Brick Partners, Inc. whether the assets of these VIEs are utilized to settle obligations of Green Brick Partners, Inc.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2019	December 31, 2018
Homes completed or under construction	$321,058	$268,763
Land and lots - developed and under development	418,700	399,809
Land held for sale	1,041	389
Total inventory	$740,799	$668,961

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest capitalized at beginning of period	$17,199	$12,143	$14,780	$10,474
Interest incurred	3,052	2,479	9,066	6,113
Interest charged to cost of revenues	(2,324)	(1,114)	(5,919)	(3,079)
Interest capitalized at end of period	$17,927	$13,508	$17,927	$13,508

As of September 30, 2019, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of September 30, 2019, the Company performed further impairment analysis of the “watchlist” selling communities with a combined corresponding carrying value of approximately $10.7 million.

There were no impairment adjustments related to inventory recorded during the three months ended September 30, 2019. An impairment adjustment of $0.1 million to reduce the carrying value of impaired communities to fair value was recorded for the nine months ended September 30, 2019.

There were no impairment adjustments related to inventory recorded during the three months ended September 30, 2018. The Company recorded an impairment adjustment of $0.1 million related to inventory for the nine months ended September 30, 2018.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Cash	$11,642	$14,584
Accounts receivable	2,696	1,259
Bonds and notes receivable	5,864	5,864
Loans held for sale, at fair value	14,944	3,083
Inventory	54,032	44,375
Other assets	4,255	3,132
Total assets	$93,433	$72,297
Liabilities:
Accounts payable	$5,835	$2,173
Accrued expenses and other liabilities	7,758	5,328
Notes payable	39,782	31,402
Total liabilities	$53,375	$38,903
Owners’ equity:
Green Brick	$19,971	$15,653
Others	20,087	17,741
Total owners’ equity	$40,058	$33,394
Total liabilities and owners’ equity	$93,433	$72,297

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$42,428	$43,758	$116,786	$120,710
Costs and expenses	36,227	38,308	101,348	107,328
Net earnings of unconsolidated entities	$6,201	$5,450	$15,438	$13,382
Company’s share in net earnings of unconsolidated entities	$3,022	$2,719	$7,565	$6,534

6. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$31,500	$46,500
Unsecured revolving credit facility	134,500	155,500
Debt issuance costs, net of amortization	(1,208)	(1,614)
Total borrowings on lines of credit, net	$164,792	$200,386

Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Credit Facility are secured by mortgages on real property and security interests in certain personal property that is owned by certain of the Company’s subsidiaries.

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Following several amendments, as of September 30, 2019, the aggregate commitment amount was $75.0 million and the maturity date of the Credit Facility was May 1, 2022.

On July 23, 2019, an irrevocable letter of credit of $1.3 million was issued by Inwood National Bank, which reduced the aggregate maximum commitment amount of the Credit Facility. As of September 30, 2019, letters of credit outstanding totaling $3.2 million reduced the aggregate maximum commitment amount to $71.8 million.

Effective September 19, 2019, the interest rate on outstanding borrowings under the Credit Facility changed to 4.75% per annum, due to the change in the Prime Rate of the Bank of America, N.A. As of September 30, 2019, the interest rate on outstanding borrowings under the Credit Facility was 4.75% per annum.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”), providing for a senior, unsecured revolving credit facility with initial aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”).

Following amendments to the Credit Agreement, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of September 30, 2019 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021. As of September 30, 2019, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 4.53% to 4.55% per annum.

Senior Unsecured Notes
On August 8, 2019, the Company issued $75.0 million aggregate principal amount of senior unsecured notes due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the senior unsecured notes to repay borrowings under the Company’s existing revolving credit facilities.

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

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The senior unsecured notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. The senior unsecured notes will rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

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

In September 2019, the Company’s BOD authorized discrete repurchases under the 2018 Share Repurchase Program of 63,417 shares for approximately $0.6 million.

As of September 30, 2019, the remaining dollar value of shares that may yet be purchased under the 2018 Share Repurchase Program was $26.8 million.

Section 382 Transfer Restrictions
If the Company were to experience an ownership change, Section 382 of the Internal Revenue Code imposes an annual limitation which could impact the utilization of our net operating loss carryforwards. To reduce the likelihood of such an ownership change, the BOD implemented certain transfer restrictions, including Article V of the Company’s Certificate of Incorporation (the “Charter”), and a Section 382 rights agreement regarding preservation of our net operating loss carryforwards. On March 27, 2014, the BOD declared a dividend of one preferred share purchase right, with respect to each outstanding share of common stock of the Company, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $30.00 per one one-thousandth of a share of preferred stock, subject to adjustment as provided in the Section 382 rights agreement. The dividend was payable to stockholders of record at the close of business on April 7, 2014.

In connection with the Company’s use of its net operating losses, the BOD chose not to extend the preferred share purchase rights under the Section 382 rights agreement, and the rights expired on March 27, 2019 without being triggered. Further, the Company’s Charter provides a Restriction Release Date, which is the Close of Business (as defined in the Charter) on the first day of a taxable year of the Company with respect to which the BOD determines that no Tax Benefits (as defined in the Charter) may be carried forward. On November 4, 2019, after evaluating the Company’s Tax Benefits, the BOD identified and approved the Restriction Release Date as January 1, 2020. As such, the transfer restrictions in the Company’s Charter will no longer be operative after the Close of Business on January 1, 2020.

8. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the nine months ended September 30, 2019, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and members of the BOD. The RSAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the Company’s 2020 annual meeting of stockholders. The fair value of the RSAs granted to EOs and the BOD was recorded as share-based compensation expense on the grant date or over the vesting period, as applicable. The Company withheld 59,116 shares of common stock from EOs, at a total cost of $0.5 million, to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of share-based awards activity during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2018	34	$12.00
Granted	219	$9.14
Vested	(194)	$9.67
Forfeited	—	$—
Nonvested, September 30, 2019	59	$9.05

Stock Options
A summary of stock options activity during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2018	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2019	500	$7.49	5.08	$1,605
Options exercisable, September 30, 2019	400	$7.49	5.08	$1,284

A summary of unvested stock options activity during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Unvested, December 31, 2018	100	$2.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, September 30, 2019	100	$2.88

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. Recognized tax benefit related to share-based compensation expense was $0.0 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.0 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 0.6 years. As of September 30, 2019, the estimated total remaining unamortized share-based compensation expense related to stock options, net of forfeitures, was $0.02 million which is expected to be recognized over a weighted-average period of 0.1 years.
9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$104,685	$8,746	$60,886	$12,363
Southeast	95,233	740	78,573	230
Total revenues	$199,918	$9,486	$139,459	$12,593

Type of Customer
Homebuyers	$199,918	$185	$139,459	$230
Homebuilders	—	9,301	—	12,363
Total revenues	$199,918	$9,486	$139,459	$12,593

Product Type
Residential units	$199,918	$—	$139,459	$—
Land and lots	—	9,486	—	12,593
Total revenues	$199,918	$9,486	$139,459	$12,593

Timing of Revenue Recognition
Transferred at a point in time	$197,280	$9,486	$137,399	$12,593
Transferred over time	2,638	—	2,060	—
Total revenues	$199,918	$9,486	$139,459	$12,593

Revenue recognized over time represents revenue from mechanic’s lien contracts.

The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$268,278	$24,228	$202,224	$27,054
Southeast	268,282	750	204,679	4,570
Total revenues	$536,560	$24,978	$406,903	$31,624

Type of Customer
Homebuyers	$536,560	$185	$406,903	$670
Homebuilders	—	24,793	—	30,954
Total revenues	$536,560	$24,978	$406,903	$31,624

Product Type
Residential units	$536,560	$—	$406,903	$—
Land and lots	—	24,978	—	31,624
Total revenues	$536,560	$24,978	$406,903	$31,624

Timing of Revenue Recognition
Transferred at a point in time	$529,003	$24,978	$401,643	$31,624
Transferred over time	7,557	—	5,260	—
Total revenues	$536,560	$24,978	$406,903	$31,624

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2019	December 31, 2018
Customer and builder deposits	$27,122	$31,978

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Type of Customer
Homebuyers	$7,661	$6,007	$13,335	$13,036
Homebuilders	981	480	2,663	711
Total deposits recognized as revenue	$8,642	$6,487	$15,998	$13,747

Performance Obligations
There was no revenue recognized during the nine months ended September 30, 2019 and 2018 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $64.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2019	$10,824
2020	36,720
2021	16,859
Total	$64,403

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues: (1)
Builder operations
Central	$104,685	$60,886	$268,278	$202,224
Southeast	95,973	78,803	269,032	209,249
Total builder operations	200,658	139,689	537,310	411,473
Land development	8,746	12,363	24,228	27,054
Total revenues	$209,404	$152,052	$561,538	$438,527

Gross profit:
Builder operations
Central	$24,237	$16,002	$60,257	$55,364
Southeast	23,540	21,913	67,682	57,626
Total builder operations	47,777	37,915	127,939	112,990
Land development	2,300	2,142	6,202	6,591
Corporate, other and unallocated (2)	(5,352)	(3,389)	(13,769)	(9,208)
Total gross profit	$44,725	$36,668	$120,372	$110,373

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income before income taxes:
Builder operations
Central	$10,734	$6,984	$24,588	$28,026
Southeast	12,429	12,649	36,543	33,978
Total builder operations	23,163	19,633	61,131	62,004
Land development	4,067	1,292	8,366	4,975
Corporate, other and unallocated (3)	(2,258)	(818)	(7,750)	(6,031)
Income before income taxes	$24,972	$20,107	$61,747	$60,948

	September 30, 2019	December 31, 2018
Inventory:
Builder operations
Central	$219,416	$160,980
Southeast	167,544	159,616
Total builder operations	386,960	320,596
Land development	329,688	329,105
Corporate, other and unallocated (4)	24,151	19,260
Total inventory	$740,799	$668,961

Goodwill: (5)
Builder operations - Southeast	$680	$680

(1)
The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our controlled builders have revenues from land or lot closings, which for the three and nine months ended September 30, 2019 was $0.7 million and $0.8 million, compared to $0.2 million and $4.6 million for the three and nine months ended September 30, 2018, respectively.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Green Brick Partners, Inc.	$15,671	$12,197	$42,736	$38,269

Weighted-average number of shares outstanding - basic	50,475	50,686	50,564	50,642
Basic net income attributable to Green Brick Partners, Inc. per share	$0.31	$0.24	$0.85	$0.76

Weighted-average number of shares outstanding - basic	50,475	50,686	50,564	50,642
Dilutive effect of stock options and restricted stock awards	122	92	78	118
Weighted-average number of shares outstanding - diluted	50,597	50,778	50,642	50,760
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.31	$0.24	$0.84	$0.75

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Antidilutive options to purchase common stock and restricted stock awards	—	3	19	7

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, and senior unsecured notes.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2019 and December 31, 2018.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of September 30, 2019 was $78.2 million.

The fair value of the contingent consideration liability related to the GRBK GHO business combination was estimated using the internally developed discounted cash flow analysis. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

Key inputs in measuring the fair value of the contingent consideration liability are management’s projections of GRBK GHO’s net income and debt, and the annual discount rate of 16.5% that reflects the risk associated with achieving the milestones of the contingent consideration payments.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2018	$2,207	$2,207
Payment of contingent consideration	(514)	(514)
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	(1,332)
Change in fair value of contingent consideration	1,749	1,749
Contingent consideration liability, balance as of September 30, 2019	$2,110	$2,110

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2019.

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

13. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2019 and 2018, the Company had the following related party transactions through the normal course of business.

Suwanee Station
In March 2016, the Company purchased undeveloped land for a 73-unit townhome community, Suwanee Station in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of The Providence Group of Georgia, L.L.C. (“TPG”), the Company’s controlled subsidiary, to develop the land for sale of the lots to TPG. Contributions and profits are shared 50% by the Company and 50% by the affiliated entity.

During the three and nine months ended September 30, 2019, TPG purchased 0 and 13 lots within the community for $0.0 million and $0.5 million, respectively. During the three and nine months ended September 30, 2018, TPG purchased 7 and 18 lots within the community for $0.3 million and $1.0 million, respectively. As of September 30, 2019, there were no lots remaining to be sold.

Total capital distributions as of September 30, 2019 were $3.3 million. Total distributions made by the partnership during the three and nine months ended September 30, 2019 were $0.0 million and $0.9 million, respectively, of which $0.0 million and $0.5 million, respectively, were paid to the Company. Total distributions made by the partnership during the three and nine months ended September 30, 2018 were $0.2 million and $0.9 million, respectively, of which $0.1 million and $0.4 million, respectively, were paid to the Company.

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

PrimeLending Venture Management, LLC
Beginning September 2019, Trophy Signature Homes, LLC (“Trophy”) subleases office space from PrimeLending Venture Management, LLC, a majority partner in Green Brick Mortgage, LLC, one of our joint ventures accounted for by the equity method.

During the nine months ended September 30, 2019, Trophy incurred de minimis rent expense under this lease agreement. As of September 30, 2019, there were no amounts due to the affiliated entity related to this lease agreement.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the nine months ended September 30, 2019, GRBK GHO incurred $0.1 million rent expense under such lease agreements. As of September 30, 2019, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the nine months ended September 30, 2019, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2019, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2019 and December 31, 2018, letters of credit outstanding were $3.3 million and $2.2 million, respectively, and performance bonds outstanding totaled $5.2 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty accrual, beginning of period	$2,898	$2,539	$2,980	$2,083
Warranties issued	930	532	2,351	1,645
Changes in liability for existing warranties	169	34	72	17
Settlements	(639)	(455)	(2,045)	(1,095)
Warranty accrual, end of period	$3,358	$2,650	$3,358	$2,650

Operating Leases
The Company has leases associated with office and design center space that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, is included in selling, general and administrative expense in the condensed consolidated statements of income. For the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.9 million, respectively.
As of September 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.5 years and 5.22%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2019 are presented below (in thousands):

Remainder of 2019	$321
2020	1,320
2021	1,096
2022	819
2023	622
Total future lease payments	$4,178
Less: Interest	341
Present value of lease liabilities	$3,837

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, related to such lease contracts is included in selling, general and administrative expense in the condensed consolidated statements of income.

Land and Lot Option Contracts
In the ordinary course of business, the Company enters into land and lot option contracts in order to procure land for the construction of homes in the future. Earnest money deposits act as security for such contracts. Certain of our earnest money deposits are subject to first priority liens on the land that we have contracted to procure. As of September 30, 2019 and December 31, 2018, there were 2,855 and 1,843 lots under option, respectively, including option contracts for land intended to be developed into lots. The land and lot option contracts in place as of September 30, 2019 provide for potential land and lot purchase payments through 2022.

If each option contract in place as of September 30, 2019 was exercised, expected purchase payments would be as follows (in thousands):

Total
Remainder of 2019	$52,978
2020	113,458
2021	49,861
2022	8,075
Total	$224,372

Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.0 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

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

15. SUBSEQUENT EVENTS

Letter of Credit
In October 2019, an irrevocable letter of credit of $5.7 million was issued by Inwood National Bank, which further reduced the aggregate maximum commitment amount of the Credit Facility to $66.1 million.
Investment in EJB River Holdings, LLC
In October 2019, EJB River Holdings, LLC (“EJB River Holdings”), one of the Company’s joint ventures, received two $5.0 million initial contributions from its two members, TPG and East Jones Bridge, LLC, a Georgia limited liability company (“EJB”).

EJB River Holdings was formed in December 2018 by TPG with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, EJB was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. EJB River Holdings had no activity in the period from its formation until October 2019.

The Company has preliminarily determined that the investment in EJB River Holdings shall be treated as an unconsolidated investment under the equity method of accounting and shall be included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	cyclicality in the homebuilding industry and adverse changes in general economic conditions;

•	fluctuations and cycles in value of, and demand for, real estate investments;

•	significant inflation or deflation;

•	unavailability of subcontractors;

•	labor and raw material shortages and price fluctuations;

•	failure to recruit, retain and develop highly skilled and competent employees;

•	an inability to acquire undeveloped land, partially-finished developed lots and finished lots suitable for residential homebuilding at reasonable prices;

•	an inability to develop communities successfully or within expected timeframes;

•	an inability to sell properties in response to changing economic, financial and investment conditions;

•	risks related to participating in the homebuilding business through controlled homebuilding subsidiaries;

•	risks relating to buy-sell provisions in the operating agreements governing certain builder subsidiaries;

•	risks related to geographic concentration;

•	risks related to government regulation;

•	interpretation of or changes to tax, labor and environmental laws;

•	timing of receipt of regulatory approvals and of the opening of projects;

•	fluctuations in the market value of land, lots and housing inventories;

•	volatility of mortgage interest rates;

•	unavailability of mortgage financing;

•	the number of foreclosures in our markets;

•	interest rate increases or adverse changes in federal lending programs;

•	increases in unemployment or underemployment;

•	any limitation on, or reduction or elimination of, tax benefits associated with owning a home;

•	the occurrence of severe weather or natural disasters;

•	high cancellation rates;

•	competition in the homebuilding, land development and financial services industries;

•	risks related to future growth through strategic investments, joint ventures, partnerships and/or acquisitions;

•	risks related to holding noncontrolling interests in strategic investments, joint ventures, partnerships and/or acquisitions;

•	inability to obtain suitable bonding for land development or housing projects where required;

•	difficulty in obtaining sufficient capital;

•	risks related to environmental laws and regulations;

•	occurrence of a major health and safety incident;

•	poor relations with the residents of our communities;

•	information technology failures and data security breaches of the Company, its subsidiaries and/or joint ventures;

•	product liability claims, litigation and warranty claims;

•	seasonality of the homebuilding industry;

•	utility and resource shortages or rate fluctuations;

•	failure of employees or other representatives to comply with applicable regulations and guidelines;

•	future, or adverse resolution of, litigation, arbitration or other claims;

•	uninsured losses or losses in excess of insurance limits;

•	cost and availability of insurance and surety bonds;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	availability, terms and deployment of capital including with respect to acquisitions, joint ventures and other strategic actions;

•	changes in our debt and related service obligations;

•	required accounting changes;

•	inability to maintain effective internal control over financial reporting; and

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

Overview and Outlook
The following were our key operating metrics for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018: home deliveries increased by 42.0%, home closings revenue increased by 43.6%, average sales price of homes delivered increased by 1.1%, backlog units increased by 3.6%, backlog units sales value increased by 3.5%, average sales price of homes in backlog decreased by 0.2%, and net new home orders increased by 46.8%.

The following were our key operating metrics for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018: home deliveries increased by 33.1%, home closings revenue increased by 31.7%, average sales price of homes delivered decreased by 1.1%, and net new home orders increased by 19.3%.

From July 2018 to July 2019, homes in the Dallas and Atlanta markets appreciated by 2.7% and 4.0%, respectively (Source: S&P/Case-Shiller 20-City Composite Home Price Index, July 2019). We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked first and the Atlanta area ranked sixth in the annual rate of job growth from August 2018 to August 2019 (Source: US Bureau of Labor Statistics, August 2019). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change	%
Home closings revenue	$197,280	$137,399	$59,881	43.6%
Mechanic’s lien contracts revenue	2,638	2,060	578	28.1%
Residential units revenue	$199,918	$139,459	$60,459	43.4%
New homes delivered	443	312	131	42.0%
Average sales price of homes delivered	$445.3	$440.4	$4.9	1.1%

The $60.5 million increase in residential units revenue was driven by the 42.0% increase in new homes delivered, which was due to a 34.1% increase in our absorption rate for net new home orders per average active selling community, as well as an organic increase in the number of active selling communities. The 1.1% increase in the average sales price of homes delivered for the three months ended September 30, 2019 was attributable to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change	%
Net new home orders	436	297	139	46.8%
Cancellation rate	12.6%	16.8%	(4.2)%	(25.0)%
Absorption rate per average active selling community per quarter	5.5	4.1	1.4	34.1%
Average active selling communities	80	72	8	11.1%
Active selling communities at end of period	85	75	10	13.3%
Backlog	$319,739	$308,974	$10,765	3.5%
Backlog (units)	710	685	25	3.6%
Average sales price of backlog	$450.3	$451.1	$(0.8)	(0.2)%

Our cancellation rate was 12.6% for the three months ended September 30, 2019, compared to 16.8% for the three months ended September 30, 2018. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally have not included first time homebuyers through September 30, 2019.

The $10.8 million increase in value of backlog was due to the 3.6% increase in the number of homes in backlog and the 0.2% decrease in the average sales price of backlog. The decrease of the average sales price of homes in backlog was the result of change in product mix. The increase in the number of homes in backlog was driven by a 34.1% increase in our absorption rate for net new home orders per average active selling community, as well as an organic increase in the number of active selling communities.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2019		2018
Home closings revenue	$197,280	100.0%	$137,399	100.0%
Cost of homebuilding units	155,576	78.9%	103,117	75.0%
Homebuilding gross margin	$41,704	21.1%	$34,282	25.0%

Mechanic’s lien contracts revenue	$2,638	100.0%	$2,060	100.0%
Cost of mechanic’s lien contracts	1,667	63.2%	1,714	83.2%
Mechanic’s lien contracts gross margin	$971	36.8%	$346	16.8%

Residential units revenue	$199,918	100.0%	$139,459	100.0%
Cost of residential units	157,243	78.7%	104,831	75.2%
Residential units gross margin	$42,675	21.3%	$34,628	24.8%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the condensed consolidated statements of income in order to be more comparable with a majority of its peers. Sales commission expenses represented 4.2% and 4.1% of the residential units revenue for the three months ended September 30, 2019 and 2018, respectively. Prior period amounts have been reclassified to conform to the current period presentation.

Cost of residential units for the three months ended September 30, 2019 increased by $52.4 million, or 50.0%, compared to the three months ended September 30, 2018, primarily due to the 42.0% increase in the number of new homes delivered, a change in mix of homes delivered, and a decrease in the number of homes built and delivered on self-developed lots.

Residential units gross margin for the three months ended September 30, 2019 decreased to 21.3%, compared to 24.8% for the three months ended September 30, 2018, primarily because of lower initial prices on new communities opened and increases in sales incentives to customers. Such sales incentives have contributed to an overall 43.4% increase in residential units revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change	%
Lots revenue	$9,486	$9,092	$394	4.3%
Land revenue	—	3,501	(3,501)	(100.0)%
Land and lots revenue	$9,486	$12,593	$(3,107)	(24.7)%
Lots closed	61	62	(1)	(1.6)%
Average sales price of lots closed	$155.5	$146.6	$8.9	6.1%
Lots revenue increased by 4.3%, with the impact of an average lot price increase of 6.1% partially offset by a 1.6% decrease in the number of lots closed. There were no land sales during the three months ended September 30, 2019 compared to one land parcel sold during the three months ended September 30, 2018.
Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2019	2018	2019	2018
Builder operations	$24,129	$18,695	12.0%	13.4%
Land development	485	635	5.5%	5.1%
Corporate, other and unallocated	464	313	—	—
Total selling, general and administrative expense	$25,078	$19,643	12.0%	12.9%

The 0.9% decrease of total selling, general and administrative expense as a percentage of revenue was driven by an increase in expenditures to support the growth in home sales, which was more than offset by an increase in revenues and in capitalized overhead adjustments.

Builder Operations
The 1.4% decrease in selling, general and administrative expense as a percentage of revenue for builder operations was primarily attributable to internal cost efficiencies, as some of our selling, general and administrative expense did not increase as we scaled up our business through organic growth. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 0.4% increase in selling, general and administrative expense as a percentage of revenue for land development was primarily driven by a decrease in land development segment revenues, which was partially offset by an increase in capitalized property taxes during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2019 was $0.5 million, compared to $0.3 million for the three months ended September 30, 2018, the increase driven primarily by an increase in expenditures to support the growth in home sales.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $3.0 million, or 11.1%, for the three months ended September 30, 2019, compared to $2.7 million for the three months ended September 30, 2018 due to the formation of Green Brick Mortgage, LLC (“Green Brick Mortgage”) in mid-2018.

Other Income, Net
Other income, net, increased to $3.8 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018, primarily due to a forfeited customer earnest money deposit of $2.4 million on the sale of finished lots and an increase in title closing and settlement services.

Income Tax Expense
Income tax expense increased to $5.8 million for the three months ended September 30, 2019 from $4.7 million for the three months ended September 30, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests and an increase in state income taxes.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	%
Home closings revenue	$529,003	$401,643	$127,360	31.7%
Mechanic’s lien contracts revenue	7,557	5,260	2,297	43.7%
Residential units revenue	$536,560	$406,903	$129,657	31.9%
New homes delivered	1,205	905	300	33.1%
Average sales price of homes delivered	$439.0	$443.8	$(4.8)	(1.1)%

The $129.7 million increase in residential units revenue was driven by the 33.1% increase in new homes delivered, which was due to an organic increase in the number of active selling communities during the nine months ended September 30, 2019, as well as the acquisition of GRBK GHO in April 2018. The 1.1% decline in the average sales price of homes delivered for the nine months ended September 30, 2019 was attributable to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	%
Net new home orders	1,334	1,118	216	19.3%
Cancellation rate	13.7%	12.9%	0.8%	6.2%
Absorption rate per average active selling community per quarter	5.5	5.7	(0.2)	(3.5)%
Average active selling communities	81	65	16	24.6%
Active selling communities at end of period	85	75	10	13.3%
Backlog	$319,739	$308,974	$10,765	3.5%
Backlog (units)	710	685	25	3.6%
Average sales price of backlog	$450.3	$451.1	$(0.8)	(0.2)%

Our cancellation rate was 13.7% for the nine months ended September 30, 2019, compared to 12.9% for the nine months ended September 30, 2018. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally have not included first time homebuyers through September 30, 2019.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018
Home closings revenue	$529,003	100.0%	$401,643	100.0%
Cost of homebuilding units	416,300	78.7%	298,575	74.3%
Homebuilding gross margin	$112,703	21.3%	$103,068	25.7%

Mechanic’s lien contracts revenue	$7,557	100.0%	$5,260	100.0%
Cost of mechanic’s lien contracts	5,363	71.0%	4,324	82.2%
Mechanic’s lien contracts gross margin	$2,194	29.0%	$936	17.8%

Residential units revenue	$536,560	100.0%	$406,903	100.0%
Cost of residential units	421,663	78.6%	302,899	74.4%
Residential units gross margin	$114,897	21.4%	$104,004	25.6%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the condensed consolidated statements of income in order to be more comparable with a majority of its peers. Sales commission expenses represented 4.1% and 4.2% of the residential units revenue for the nine months ended September 30, 2019 and 2018, respectively. Prior period amounts have been reclassified to conform to the current period presentation.

Cost of residential units for the nine months ended September 30, 2019 increased by $118.8 million, or 39.2%, compared to the nine months ended September 30, 2018, primarily due to the 33.1% increase in the number of new homes delivered, a change in mix of homes delivered, and a decrease in the number of homes built on self-developed lots.

Residential units gross margin for the nine months ended September 30, 2019 decreased to 21.4%, compared to 25.6% for the nine months ended September 30, 2018 primarily because of lower initial prices on new communities opened and increases in sales incentives to customers. Such sales incentives have contributed to an overall 31.9% increase in residential units revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	%
Lots revenue	$24,968	$24,294	$674	2.8%
Land revenue	10	7,330	(7,320)	(99.9)%
Land and lots revenue	$24,978	$31,624	$(6,646)	(21.0)%
Lots closed	166	163	3	1.8%
Average sales price of lots closed	$150.4	$149.0	$1.4	0.9%
The 2.8% increase in lots revenue was driven by the 1.8% increase in the number of lots closed and the 0.9% increase in the average lot price. The decrease in land revenue is due to the lower volume of land sold during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2019	2018	2019	2018
Builder operations	$67,070	$51,957	12.5%	12.6%
Land development	1,219	1,531	5.0%	5.7%
Corporate, other and unallocated	2,815	4,302	—	—
Total selling, general and administrative expense	$71,104	$57,790	12.7%	13.2%

The 0.5% decrease of total selling, general and administrative expense as a percentage of revenue was driven by an increase in expenditures to support the growth in home sales, more than offset by an increase in revenues and in capitalized overhead adjustments.

Builder Operations
Selling, general and administrative expense as a percentage of revenue for builder operations remained relatively flat. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 0.7% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily driven by an increase in capitalized property taxes during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2019 was $2.8 million, compared to $4.3 million for the nine months ended September 30, 2018, the decrease driven primarily by transaction expenses related to a public secondary offering of the Company’s shares in 2018 and an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $7.6 million, or 15.8%, for the nine months ended September 30, 2019, compared to $6.5 million for the nine months ended September 30, 2018, primarily due to an increase in earnings from GB Challenger, LLC and the formation of Green Brick Mortgage.

Other Income, Net
Other income, net, increased to $6.7 million for the nine months ended September 30, 2019, compared to $1.8 million for the nine months ended September 30, 2018. The increase was primarily due to forfeited customer earnest money deposit monies on the sale of finished lots and an increase in title closing and settlement services.

Income Tax Expense
Income tax expense increased to $15.0 million for the nine months ended September 30, 2019 from $13.3 million for the nine months ended September 30, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests and an increase in state income taxes.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2019 and December 31, 2018. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2019	December 31, 2018
Lots owned
Central	4,415	4,447
Southeast	1,999	1,788
Total lots owned	6,414	6,235
Lots controlled
Central	1,315	853
Southeast	1,540	990
Total lots controlled	2,855	1,843
Total lots owned and controlled (1)	9,269	8,078
Percentage of lots owned	69.2%	77.2%

(1)	Total lots excludes lots with homes under construction.

The increase in the number of lots controlled is related to the formation of Trophy Signature Homes, LLC in Dallas in September 2018 and the increase in undeveloped lots under contracts that are not yet closed in the Atlanta market.

Liquidity and Capital Resources Overview
As of September 30, 2019 and December 31, 2018, we had $35.1 million and $38.3 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and lot acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2019 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio and net debt to total capitalization ratios were approximately 31.9% and 28.5%, respectively, as of September 30, 2019. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

The Company’s key sources of liquidity were funds generated by operations and provided by lines of credit and issuance of senior unsecured notes during the nine months ended September 30, 2019. Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$31,500	$46,500
Unsecured revolving credit facility	134,500	155,500
Debt issuance costs, net of amortization	(1,208)	(1,614)
Total borrowings on lines of credit, net	$164,792	$200,386

Borrowings on the revolving credit facility have a maturity date of May 1, 2022. Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021.

Senior unsecured notes, net of debt issuance costs, were $73.4 million and $0.0 million as of September 30, 2019 and December 31, 2018, respectively. Senior unsecured notes have a maturity date of August 8, 2026.

For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 6 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

•
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $21.2 million, compared to $38.3 million during the nine months ended September 30, 2018. The net cash outflows for the nine months ended September 30, 2019 were primarily driven by an increase in inventory of $71.4 million, an increase in receivables of $4.7 million, a decrease in customer and builder deposits of $4.9 million, and a $1.3 million payment of contingent consideration related to the acquisition of GRBK GHO in excess of acquisition date fair value, partially offset by $49.5 million of cash generated from business operations, a $8.6 million increase in accounts payable and a $2.1 million increase in accrued expenses.

•
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 decreased to $1.8 million compared to $29.4 million for the nine months ended September 30, 2018. The $27.5 million decrease in cash outflows was primarily attributable to the acquisition of GRBK GHO during the nine months ended September 30, 2018.

•
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $22.6 million, compared to $72.4 million during the nine months ended September 30, 2018. The cash inflows for the nine months ended September 30, 2019 were primarily due to borrowings on lines of credit of $165.5 million and borrowings from senior unsecured notes of $75.0 million, partially offset by $201.5 million of repayments of lines of credit and $11.5 million of distributions to noncontrolling interests partners.

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

During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit and performance bonds related to development projects. As of September 30, 2019 and December 31, 2018, letters of credit outstanding totaled $3.3 million and $2.2 million, respectively, and performance bonds outstanding totaled $5.2 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

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

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as adjusted in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of September 30, 2019, we had $166.0 million outstanding on these lines of credit.

Based upon the amount of lines of credit as of September 30, 2019, a 1.0% increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year, which may be capitalized pursuant to our interest capitalization policy.

We do not enter into, or intend to enter into, swaps, forward or option contracts on interest rates or commodities or other types of derivative financial instruments for trading, hedging or speculative purposes.

Many of the statements contained in this section are forward-looking and should be read in conjunction with the disclosures under the heading “Forward-Looking Statements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2019 - July 31, 2019	144,584	$8.43	144,584	$27,412,979
August 1, 2019 - August 31, 2019	—	—	—	27,412,979
September 1, 2019 - September 30, 2019	63,417	9.14	63,417	26,833,664
Total	208,001	$8.64	208,001	$26,833,664

In October 2018, the Company’s Board of Directors authorized a share repurchase program for the period beginning on October 3, 2018 and ending on October 3, 2020 of the Company’s common stock for an aggregate price not to exceed $30.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Number	Description
10.1	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.2	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

Number	Description
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:    November 8, 2019