Form 10-K
period 2019-12-31
Green Brick Partners, Inc.
filed 2020-03-06
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $198,930,713 as of June 30, 2019 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 2, 2020 was 50,488,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) and its subsidiaries (together, the “Company”, “we”, or “Green Brick”) is a diversified homebuilding and land development company incorporated under the laws of the State of Delaware on April 11, 2006.

We acquire and develop land, provide land and construction financing to our wholly owned and controlled builders (together, “builders”) and participate in the profits of our builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas, Texas and Atlanta, Georgia, as well as the Vero Beach, Florida area. We also own a noncontrolling interest in a builder in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

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

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 9,000 home sites in high-growth submarkets throughout the Dallas and Atlanta metropolitan areas and the Vero Beach, Florida market. We are strategically positioned to either build new homes on our lots through our builders or to sell finished lots to third-party homebuilders. We sell finished lots to our builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction financing and strategic planning. Our builders provide us with their local knowledge and relationships.

We support some of our Dallas and Atlanta builders by financing their purchases of land from us at an unlevered internal rate of return (“IRR”) of typically 20% or more and by providing construction financing at an interest rate target of at least 13.85%, subject to changes due to market conditions. Our income is further enhanced by our equity interest in the profits of our builders.

In December 2018, EJB River Holdings, LLC joint venture (“EJB River Holdings”) was formed by The Providence Group of Georgia LLC (“TPG”) with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC, a Georgia limited liability company (“EJB”) was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. EJB River Holdings had no activity in the period from its formation until October 2019. In October 2019, EJB River Holdings received two $5.0 million initial contributions from its two members, TPG and EJB. In December 2019, two additional contributions of $0.3 million were made by TPG and EJB to EJB River Holdings. The Company determined that the investment in EJB River Holdings should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

Effective November 30, 2019, we, through our wholly owned subsidiary, SGHDAL LLC (“Southgate”), acquired the remaining membership and voting interests in our subsidiary, Southgate Homes DFW LLC. As a result, Southgate became an indirect wholly owned subsidiary of the Company.

Effective December 31, 2019, we, through our wholly owned subsidiary, CLH20, LLC (“Centre Living”), acquired the remaining membership and voting interests in our subsidiary, Centre Living Homes, LLC, and we contributed certain real estate inventory assets to Centre Living. Subsequently, the prior owner of a portion of the membership and voting interests in Centre Living Homes, LLC acquired a ten percent membership and voting interest in Centre Living for $3.6 million. As a result, as of December 31, 2019, Centre Living was an indirect subsidiary in which the Company owned a ninety percent membership interest and a ninety percent voting interest.

In December 2019, the Company announced its plans to expand the business of Trophy Signature Homes, LLC, a wholly owned homebuilding company (“Trophy”) into Houston, Texas. Trophy was formed in September 2018 and allowed the Company to expand its business and offer homes at a new price point within the Dallas-Fort Worth Metroplex market. Trophy began home sales in the first half of 2019 and has generated revenues of $13.9 million during the year ended December 31, 2019.

The following table presents general information about our builders, including the types of homes they build and their price ranges.

Builder	Year Formed	Market	Products Offered	Price Range
The Providence Group of Georgia LLC (“TPG”)	2011	Atlanta	Townhomes	$320,000 to $690,000
			Condominiums	$380,000 to $580,000
			Single family	$340,000 to $1,010,000
CB JENI Homes DFW LLC (“CB JENI”)	2012	Dallas	Townhomes	$230,000 to $480,000
			Single family	$330,000 to $760,000
CLH20 LLC (“Centre Living”)	2012	Dallas	Townhomes	$340,000 to $550,000
			Single family	$390,000 to $850,000
SGHDAL LLC (“Southgate”)	2013	Dallas	Luxury homes	$500,000 to $1,060,000
GRBK GHO Homes LLC (“GRBK GHO”)	2018	Vero Beach	Patio homes	$200,000 to $400,000
			Single family	$250,000 to $750,000
Trophy Signature Homes LLC (“Trophy”)	2018	Dallas	Single family	$240,000 to $560,000

Revenues from homebuilding operations accounted for 96%, 94% and 96% of the Company’s total revenues for the years ended December 31, 2019, 2018, and 2017, respectively. For more information regarding the Company’s segments, refer to Note 11 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but not yet delivered. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2019 to be filled during 2020. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2019	December 31, 2019			December 31, 2018
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
TPG	23	19	104	$58,905	27	146	$77,563
CB JENI	25	28	294	115,057	21	170	67,988
Centre Living	7	9	14	7,696	6	14	7,493
Southgate	10	11	71	49,280	8	55	37,873
GRBK GHO	16	18	147	56,021	14	197	73,358
Trophy	5	10	156	59,869	—	—	$—
Total	86	95	786	$346,828	76	582	$264,275

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

We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target homebuyer’s expectations, while selling homes at competitive prices. Our strategy of holding land inventory provides us with a multi-year supply of lots for future homebuilding while limiting any excess supply that would otherwise be subject to market cycle risk. We focus on the development of entitled parcels in communities where we can generally sell all lots and homes within 24 to 60 months from the start of sales. This focus allows us to limit exposure to land development and market cycle risk while pursuing favorable returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land and lot options and other flexible land acquisition arrangements. We are actively involved in every step of the land entitlement, home design and construction processes with our builders.

Maximize Benefits of Diversified Homebuilding and Land Development Structure

Our diversified homebuilding and land development structure provides the flexibility to monetize the value of our land assets either by building and selling homes through our builders or developing land and selling finished lots to unaffiliated homebuilders. When evaluating our land assets, we consider the potential contribution of each asset to our overall performance, taking into account the timeframe over which we may monetize the asset. While we currently expect the majority of our land to be utilized by our homebuilders, we believe our land development and homebuilding strategy provides us with increased flexibility to seek to maximize risk-adjusted returns as market conditions warrant.

Increase Long-Term Value by Investing in Infrastructure

In our communities, we typically make enhanced investment in infrastructure, including landscaping and amenity centers, and enforce higher construction standards through our builders. We believe this creates greater long-term value for us and for our builders, homebuyers, shareholders and the communities in which we build.

Disciplined Investment Approach

We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. Our management team has gained significant operating expertise through varied economic cycles. The perspective gained from these experiences has helped shape our investment approach. We believe that our management team has learned to effectively evaluate housing trends in our markets, and to react quickly and rationally to market changes. Our cycle-tested management approach balances strategic planning with day-to-day decision-making responsibilities, freeing up our builders to concentrate on growing our homebuilding business rather than focusing on obtaining capital to fund their operations. We believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk.

Increase Market Positions in Housing Markets with a Favorable Growth Outlook and Strong Demand Fundamentals

We believe that we have strategically well-located land and lot positions within our core markets and that we have acquired our land and lot positions at attractive prices, providing us with significant opportunity for a healthy return on our investment. We believe our core markets exhibit attractive residential real estate investment characteristics, such as growing economies, improving levels of employment and population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We believe that increasing demand and supply constraints in our core markets create favorable conditions for our future growth.

We believe that there are significant opportunities to profitably expand in our core markets. For example, we currently own or control approximately 9,000 home sites in the Dallas, Atlanta and Vero Beach markets. In Dallas and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. We continuously review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results. We use the results of these reviews to reallocate our investments to those areas where we believe we can maximize our profitability and return on capital. We seek to use our local relationships with land sellers, brokers and investors to pursue the purchase of additional land parcels in our core markets. While our primary growth strategy focuses on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into attractive new markets.

Superior Design, Broad Product Range and Enhanced Homebuying Experience

Within each of our markets, we partner our expertise with that of our builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. One of our core operating philosophies is to create a culture which provides a positive, memorable experience for our homebuyers through active engagement in the building process. At higher price points, we provide our homebuyers with customization options to suit their specific needs and tastes. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants and homeowner focus groups, we research and design a diversified range of products for various levels and price points. Our homebuilding projects include townhomes, patio homes, single family homes and luxury custom homes. We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy.

Pursue Further Growth Through the Prudent Use of Leverage

As of December 31, 2019, our debt to total capitalization ratio was 31.3%. The debt to total capitalization ratio is calculated as the sum of borrowings on lines of credit and the senior unsecured notes, net of debt issuance costs, divided by the total Green Brick Partners, Inc. stockholders’ equity. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will continue to provide us with significant additional growth capital.

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

Employees

As of December 31, 2019, we had approximately 460 employees, including those of our builders. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us or our affiliates are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

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
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. The U.S. housing market could be negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions could contribute to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that demand for housing stalls or declines, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	fluctuations in interest rates, which could adversely affect the ability of homebuyers to obtain financing on favorable terms or their willingness to obtain financing at all;

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

Further, acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our lots, homes and construction loans and adversely impact our business and results of operations.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventory to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on our results of operations.

We are dependent on the continued availability and satisfactory performance of subcontractors which, if unavailable, could have a material adverse effect on our business.
We conduct our land development and homebuilding operations primarily as a general contractor. Virtually all land development and construction work is performed by unaffiliated third-party subcontractors. As a consequence, the timing and quality of the development of our land and the construction of our homes depends on the availability and skill of our subcontractors. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. If there are inadequate subcontractor resources, our ability to meet customer demands, both timing and quality, could be adversely affected which could have a material adverse effect on our reputation, our future growth and our profitability.

Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times during 2018 and 2019, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our long-term success depends on our ability to acquire undeveloped land, partially finished developed lots and finished lots suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land is directly impacted by changes in consumer demand for housing. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable land or lots become more difficult to locate or obtain, the number of lots we may be able to develop and sell could decrease, the number of homes we may be able to build and sell could be reduced and the cost of land could increase, perhaps substantially, which could adversely impact our results of operations.

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

Real estate investments are relatively illiquid. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We depend on the success of our partially owned controlled builders.
We participate in the homebuilding business, in part, through non-wholly owned subsidiaries, which we refer to as our “controlled builders.” We are able to exercise control over the operations of each controlled builder. We have entered into arrangements with these controlled builders in order to take advantage of their local knowledge and relationships, acquire attractive land positions and brand images, manage our risk profile and leverage our capital base. Even though the co-investors in our controlled builders are subject to certain non-competition provisions, the viability of our participation in the homebuilding business depends on our ability to maintain good relationships with our controlled builders. Our controlled builders are focused on maximizing the value of their operations and working with a partner that can help them be successful. The effectiveness of our management, the value of our expertise and the rapport we maintain with our controlled builders are important factors for new builders considering doing business with us and may affect our ability to attract homebuyers, subcontractors, employees or others upon whom our business, financial condition and results of operations ultimately depend. Further, our relationships with our controlled builders generate additional business opportunities that support our growth. If we are unable to maintain good relationships with our controlled builders, we may be unable to fully take advantage of existing agreements or expand our relationships with these controlled builders. Additionally, our opportunities for pursuing acquisitions of additional builders may be adversely impacted.

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

An integral component of our growth strategy is the use of controlled builders, joint ventures, partnerships and other strategic investments, and these counterparties’ interests may not be wholly aligned with ours or those of our investors.
Our controlled builders and the third parties with whom we enter into partnerships, joint ventures or other strategic investments are separate and distinct entities from us. Consequently, these counterparties may have different economic, financial and industry positions from us which could influence their business decisions, including but not limited to strategic decision-making which they believe to be in their best interests but which may not be aligned with those of our shareholders. While we exercise different levels of control over the entities in which we invest or co-invest, our rights may be limited contractually or by statute and we may not be able to ensure that their decisions are in alignment with those of our investors. Disputes between us and these third parties could result in legal proceedings that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. If our counterparties take actions that are not in our best interests it could have a material adverse effect on our business and our profitability.

If we are required to either repurchase or sell a substantial portion of the equity interest in our controlled homebuilding subsidiaries, our capital resources and liquidity could be adversely affected.
The operating agreements governing our partially owned controlled builders contain buy-sell provisions that may be triggered in certain circumstances. In the event that a buy-sell event occurs, our builder will have the right to initiate a buy-sell process, which may happen at an inconvenient time for us. In the event the buy-sell provisions are exercised at a time when we lack sufficient capital to purchase the remaining equity interest, we may elect to sell our equity interest in the entity. If we are forced to sell our equity interest, we will no longer benefit from the future operations of the applicable entity. If a buy-sell provision is exercised and we elect to purchase the interest in an entity that we do not already own, we may be obligated to expend significant capital in order to complete such acquisition, which may result in our being unable to pursue other investments or opportunities. If either of these events occurs, our revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

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
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, the result of which is to limit the number and type of homes that can be built within the boundaries of a particular area. Projects that are not yet entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, lot and home sales could decline and costs could increase, which could have a material adverse effect on our current results of operations and our long-term growth prospects.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in restrictions on land development in certain areas and increased energy, transportation and raw material costs. Governmental requirements directed at reducing effects on climate could cause us to incur expenses that we cannot recover or that will require us to increase the price of homes we sell to the point that it affects demand for those homes.

Our financial condition and results of operations may be adversely affected by and decrease in the value of our land or homes declines as well as the associated carrying costs.
We continuously acquire land for replacement of land inventory and expansion within our current markets, and may in the future acquire land for expansion into new markets. However, the market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to generate profits consistent with those we have generated in the past and we may not be able to recover our costs when we sell lots and homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate such arrangements. In the face of adverse market conditions, we may have substantially higher inventory carrying costs, may have to write down our inventory as a result of impairment and/or may have to sell land or homes at a loss. Any material write-downs of assets, or sales at a loss, could have a material adverse effect on our financial condition and results of operations.

Demand for our homes and lots is dependent on the cost and availability of mortgage financing.
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
The United Kingdom Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Following the implementation of any reforms to LIBOR or the methods pursuant to which LIBOR rates are determined, or other benchmark rates that may be enacted in the United Kingdom or elsewhere, the manner of administration of such benchmarks may change, with the result that such benchmarks may perform differently than in the past, such benchmarks could be eliminated entirely, or there could be other consequences which cannot be predicted. Under our Unsecured Revolving Credit Facility, LIBOR may be used to set the fluctuating interest rate (the “Base Rate”) and the interest rate for any Eurodollar Rate Advance. If LIBOR is phased out, we may be required to renegotiate with our lender to establish a new interest rate (the “LIBOR Successor Rate”). We can give no assurance that we and our lender will be able to agree on a LIBOR Successor Rate. If we and our lender cannot agree on a LIBOR Successor Rate, our ability to draw upon the Unsecured Revolving Credit Facility may be materially impacted.

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

Increases in the after-tax costs of owning a home could prevent reduce demand for our homes and lots.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made major changes to the Internal Revenue Code that, in part, affect the after-tax cost of owning a home. Specifically, the Tax Act limited the ability of homebuyers to deduct (i) property taxes, (ii) mortgage interest, and (iii) state and local income taxes. Due to such changes, the after-tax cost of owning a new home has increased for many of our potential homebuyers and the potential homebuyers of our homebuilding customers. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

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

Further, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues. To the extent that climate change increases the frequency and severity of weather related disasters, we may experience increasing negative weather related impacts to our operations in the future.

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

In addition to the financing provided by the senior unsecured notes, we currently have access to a senior secured revolving credit facility and a senior unsecured revolving credit facility. We cannot ensure that we will be able to extend the maturity of these credit facilities or arrange another facility on acceptable terms or at all.

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

Our debt instruments contain limitations and restrictions that could prevent us from capitalizing on business opportunities and could adversely affect our growth.
Our revolving credit facilities and the terms of our senior unsecured notes impose certain restrictions on our and certain of our subsidiaries’ operations and activities and require us to maintain certain financial covenants. The most significant restrictions relate to debt incurrence (including non-recourse indebtedness), creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets, cash distributions, (including paying dividends), capital stock repurchases, and investments by us and certain of our subsidiaries. These restrictions may prevent us from capitalizing on business opportunities and could adversely affect our growth.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt or negatively impact other covenants. In any of these situations, we may be unable to amend the applicable instrument or obtain a waiver without significant additional cost, or at all. Any such situation could have a material adverse effect on our liquidity and financial condition.

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
We use information technology and other computer resources to carry out operational and marketing activities, as well as to maintain our business records. As part of our normal business activities, we may collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers and may share information with vendors who assist us with certain aspects of our business. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols) or lost connectivity to networked resources.

Breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers or business partners, requiring us to incur significant expense to address and resolve such issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, and any significant disruption of our business could have a material and adverse effect on our reputation and cause us to lose homebuyers, customers, sales and revenue. We maintain insurance coverage for potential breaches but the costs to remedy a breach may not be fully covered by our insurance. We provide employee awareness training of cybersecurity threats and utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats.

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

Shortages or extreme fluctuation in availability of natural resources and utilities could have an adverse effect on our operations.
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

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.
We rely on subcontractors to perform the actual construction of our homes, and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

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
We believe that all or a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws because they were acquired from us on a private, non-registered basis. We have entered into registration rights agreements with each of these parties, however, that gives these parties the right to require us to register the resale of their shares under certain circumstances. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive office located at 2805 Dallas Parkway, Suite 400, Plano, Texas, 75093. Our homebuilding and title division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Because of the nature of our homebuilding operations, we and our builders hold significant amounts of property as inventory in connection with our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Part I, Item 1 and Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and litigation arising in the ordinary course of business. We do not believe that any such claims and litigation will have a material adverse effect upon our results of operations or financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “GRBK”.

Holders of Record
On March 2, 2020, there were 27 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 2, 2020, there were 50,488,010 common shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals and strategies and their anticipated benefits; our intentions and the expected benefits and advantages of our product and land positioning strategies; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; the sufficiency of our warranty accruals; our intentions to not pay dividends; expectations regarding our industry and our business into 2020 and beyond, the demand for and the pricing of our homes; our land and lot acquisition strategy and potential expansion into new markets; the availability of labor and materials for our operations; the sufficiency of our insurance coverage and warranty accruals; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations regarding sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in the real estate markets across the nation, including a slowdown in real estate markets in regions where we have significant homebuilding or multifamily development activities; increases in operating costs, including costs related to labor, construction materials, real estate taxes and insurance, which exceed our ability to increase prices; our inability to successfully execute our strategies; changes in general economic and financial conditions that reduce demand for our homes and finished lots, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; decreased demand for our homes and finished lots; increased competition for home sales from other sellers of new and resale homes; increases in mortgage interest rates or tightening of mortgage lending practices; a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the controlled builders or third parties with whom we enter into joint ventures, partnerships or other strategic investments; participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt as it matures on terms that are acceptable to us; and changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in this Annual Report on Form 10-K for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2019, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. During the year ended December 31, 2019 as compared to the year ended December 31, 2018:
•Home deliveries increased by 33.6%
•Home closings revenue increased by 31.7%
•Average sales price of homes delivered decreased by 1.4%
•Net new home orders increased by 37.7%

From December 2018 to December 2019, homes in the Dallas and Atlanta markets appreciated by 2.6% and 4.1%, respectively (Source: S&P Dow Jones Indices & CoreLogic, December 2019). We believe that we operate in two of the most desirable housing markets in the nation. Among the 12 largest metropolitan areas in the country, the Dallas area ranked first and the Atlanta area ranked fifth in the annual rate of job growth from November 2018 to November 2019 (Source: US Bureau of Labor Statistics, November 2019). We believe that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Years Ended December 31,
	2019	2018	Change	%
Home closings revenue	$752,273	$571,177	$181,096	31.7%
Mechanic’s lien contracts revenue	7,557	7,716	(159)	(2.1)%
Residential units revenue	$759,830	$578,893	$180,937	31.3%
New homes delivered	1,719	1,287	432	33.6%
Average sales price of homes delivered	$437.6	$443.8	$(6.2)	(1.4)%

The $180.9 million increase in residential units revenue was driven by the 33.6% increase in the number of homes delivered, which was primarily due to an organic increase in the number of active selling communities during the year ended December 31, 2019, as well as the acquisition of GRBK GHO in April 2018. The 1.4% decline in the average sales price of homes delivered for the year ended December 31, 2019 was attributable to a change in product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2019	2018	Change	%
Net new home orders	1,923	1,397	526	37.7%
Cancellation rate	12.9%	14.9%	(2.0)%	(13.4)%
Absorption rate per average active selling community per quarter	5.6	5.3	0.3	5.7%
Average active selling communities	86	66	20	30.3%
Active selling communities at end of period	95	76	19	25.0%
Backlog	$346,828	$264,275	$82,553	31.2%
Backlog (units)	786	582	204	35.1%
Average sales price of backlog	$441.3	$454.1	$(12.8)	(2.8)%

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 12.9% for the year ended December 31, 2019, compared to 14.9% for the year ended December 31, 2018. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the lower end of the industry average, which we believe is due to our target buyer demographics which generally have not included a significant amount of the first time homebuyers through December 31, 2019.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2019		2018
Home closings revenue	$752,273	100.0%	$571,177	100.0%
Cost of homebuilding units	591,321	78.6%	427,164	74.8%
Homebuilding gross margin	$160,952	21.4%	$144,013	25.2%

Mechanic’s lien contracts revenue	$7,557	100.0%	$7,716	100.0%
Cost of mechanic’s lien contracts	6,563	86.8%	6,115	79.3%
Mechanic’s lien contracts gross margin	$994	13.2%	$1,601	20.7%

Residential units revenue	$759,830	100.0%	$578,893	100.0%
Cost of residential units	597,884	78.7%	433,279	74.8%
Residential units gross margin	$161,946	21.3%	$145,614	25.2%

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the consolidated statements of income in order to be more comparable with a majority of its peers. Sales commission expenses represented 4.2% and 4.1% of the residential units revenue for the years ended December 31, 2019 and 2018, respectively. Prior period amounts have been reclassified to conform to the current period presentation.

Cost of residential units for the year ended December 31, 2019 increased by $164.6 million, or 38.0%, compared to the year ended December 31, 2018, primarily due to the 33.6% increase in the number of new homes delivered, a change in mix of homes delivered, and a decrease in the number of homes built on self-developed lots.

Residential units gross margin for the year ended December 31, 2019 decreased to 21.3%, compared to 25.2% for the year ended December 31, 2018 primarily because of lower initial prices on new communities opened and increases in sales incentives to customers. Such sales incentives have contributed to an overall 31.3% increase in residential units revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2019	2018	Change	%
Lots revenue	$31,820	$35,074	$(3,254)	(9.3)%
Land revenue	10	9,680	(9,670)	(99.9)%
Land and lots revenue	$31,830	$44,754	$(12,924)	(28.9)%
Lots closed	211	239	(28)	(11.7)%
Average sales price of lots closed	$150.8	$146.8	$4.0	2.7%
The 9.3% decrease in lots revenue was driven by the 11.7% decrease in the number of lots closed, which was due to us retaining more lots for our builders, partially offset by the 2.7% increase in the average lot price. The decrease in land revenue is due to the lower volume of land sold during the year ended December 31, 2019 compared to the year ended December 31, 2018.
Selling, General and Administrative Expense
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2019	2018	2019	2018
Builder operations	$94,520	$73,037	12.4%	12.5%
Land development	1,730	3,147	5.6%	7.9%
Corporate, other and unallocated	2,409	4,518	—%	—%
Total selling, general and administrative expense	$98,659	$80,702	12.5%	12.9%

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

Land Development
The 2.3% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily driven by an increase in capitalized property taxes during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2019 was $2.4 million, compared to $4.5 million for the year ended December 31, 2018, the decrease driven primarily by transaction expenses related to a public secondary offering of the Company’s shares in 2018 and an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $9.8 million, or 35.1%, for the year ended December 31, 2019, compared to $7.3 million for the year ended December 31, 2018, primarily due to an increase in earnings from GB Challenger, LLC and the formation of Green Brick Mortgage.

Other Income, Net
Other income, net, increased to $9.0 million for the year ended December 31, 2019, compared to $2.6 million for the year ended December 31, 2018. The increase was primarily due to approximately $5.0 million in forfeited deposit monies on the sale of finished lots and an increase in title closing and settlement services.

Income Tax Expense
Income tax expense increased to $20.0 million for the year ended December 31, 2019 from $17.1 million for the year ended December 31, 2018, driven by the increase in the projected effective tax rate, which was primarily attributable to the decrease in tax benefits related to noncontrolling interests and an increase in state income taxes.

As of December 31, 2019, all federal net operating loss carryforwards were fully utilized.

During the year ended December 31, 2019, the Company decided to write off its gross state net operating loss carryforwards in Minnesota of $13.7 million, as well as the related deferred tax asset and valuation allowance. Management believes on a more-likely-than-not basis that the Minnesota net operating loss carryforwards would not have been utilized.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
For discussion and analysis of the Company’s results of operations for the year ended December 31, 2018 as well as for comparison to the Company’s results of operations for the year ended December 31, 2017, refer to Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2019 and December 31, 2018. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	December 31, 2019	December 31, 2018
Lots owned
Central	4,223	4,447
Southeast	2,196	1,788
Total lots owned	6,419	6,235
Lots controlled
Central	1,410	853
Southeast	1,147	990
Total lots controlled	2,557	1,843
Total lots owned and controlled (1)	8,976	8,078
Percentage of lots owned	71.5%	77.2%

(1)	Total lots excludes lots with homes under construction.

The increase in the number of lots controlled is related to the formation of Trophy in Dallas in September 2018.

Liquidity and Capital Resources Overview
As of December 31, 2019 and December 31, 2018, we had $33.3 million and $38.3 million of unrestricted cash, respectively. Management believes that we have a prudent cash management strategy, including consideration of cash outlays for land and lot acquisition and development. We intend to generate and redeploy net cash from the sale of inventory to acquire and develop land and lots that represent opportunities to generate desired margins. We may also use cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the year ended December 31, 2019 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit and the senior unsecured notes, net of debt issuance costs, divided by the total Green Brick Partners, Inc. stockholders’ equity, was approximately 31.3% as of December 31, 2019. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will continue to provide us with significant additional growth capital.

The Company’s key sources of liquidity were funds generated by operations and provided by lines of credit and issuance of senior unsecured notes during the year ended December 31, 2019. Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Secured revolving credit facility	$38,000	$46,500
Unsecured revolving credit facility	128,000	155,500
Debt issuance costs, net of amortization	(1,358)	(1,614)
Total borrowings on lines of credit, net	$164,642	$200,386

Borrowings on the secured revolving credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of December 31, 2019, the interest rate on outstanding borrowings under the secured revolving credit facility was 4.50% per annum.

Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021 for $17.9 million and December 14, 2022 for $110.1 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of December 31, 2019, the interest rates on outstanding borrowings under the unsecured revolving credit facility ranged from 4.25% to 4.30% per annum.

Senior unsecured notes, net of debt issuance costs, were $73.4 million and $0.0 million as of December 31, 2019 and December 31, 2018, respectively. Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest, which accrues at a fixed rate of 4.00% per annum, is payable quarterly in arrears commencing November 8, 2019.

For more detailed information on the Company’s lines of credit, refer to Note 7 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

•
Operating activities. Net cash used in operating activities for the year ended December 31, 2019 was $22.1 million, compared to $39.5 million during the year ended December 31, 2018. The net cash outflows for the year ended December 31, 2019 were primarily driven by an increase in inventory of $84.0 million, a decrease in customer and builder deposits of $8.0 million, a decrease in accrued expenses of $4.4 million, an increase in other assets of $1.5 million, and a $1.3 million payment of contingent consideration related to the acquisition of GRBK GHO in excess of acquisition date fair value, partially offset by $71.0 million of cash generated from business operations, a $4.0 million increase in accounts payable and a $2.1 million decrease in earnest money deposits.

•
Investing activities. Net cash used in investing activities for the year ended December 31, 2019 decreased to $7.9 million compared to $30.8 million for the year ended December 31, 2018. The $23.0 million decrease in cash outflows was primarily attributable to the acquisition of GRBK GHO during the year ended December 31, 2018, partially offset by the $5.3 million investment in EJB River Holdings joint venture during the year ended December 31, 2019.

•
Financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $25.9 million, compared to $71.8 million during the year ended December 31, 2018. The cash inflows for the year ended December 31, 2019 were primarily due to borrowings on lines of credit of $224.0 million and borrowings from senior unsecured notes of $75.0 million, partially offset by $260.0 million of repayments of lines of credit and $11.5 million of distributions to noncontrolling interests partners.

For discussion and analysis of the Company’s cash flows for the year ended December 31, 2018 as well as for comparison to the Company’s cash flows for the year ended December 31, 2017, refer to Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts with third-party developers in order to procure lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. As of December 31, 2019, the Company had earnest money deposits of $17.3 million at risk associated with contracts to purchase 2,557 lots past feasibility studies with an aggregate purchase price of approximately $189.8 million.

Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $0.9 million, $0.7 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Letters of Credit and Performance Bonds
Refer to Note 17 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 3 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K for details of our guarantee in relation to EJB River Holdings joint venture.

Critical Accounting Policies
The preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions. Management believes that the following accounting area is most critical to the portrayal of our financial condition and results of operations and requires the most subjective or complex judgments.

Impairment of Inventory

The Company values inventory at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, management reviews community gross margins, levels of completed speculative home units, quantities of lots not started, and community outlook factors. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to its “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

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

For each real estate asset that has an indicator of impairment, we analyze whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its judgment to project potential cost increases. When projecting revenue, management does not assume improvement in market conditions.

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

Refer to Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further description of the Company’s significant accounting policies.

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Dallas, Texas
March 6, 2020

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Cash	$33,269	$38,315
Restricted cash	4,416	3,440
Receivables	4,720	4,842
Inventory	753,567	668,961
Investments in unconsolidated entities	30,294	20,269
Right-of-use assets - operating leases	3,462	—
Property and equipment, net	4,309	4,690
Earnest money deposits	14,686	16,793
Deferred income tax assets, net	15,262	16,499
Intangible assets, net	707	856
Goodwill	680	680
Other assets	10,167	8,681
Total assets	$875,539	$784,026
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$30,044	$26,091
Accrued expenses	24,656	29,201
Customer and builder deposits	23,954	31,978
Lease liabilities - operating leases	3,564	—
Borrowings on lines of credit, net	164,642	200,386
Senior unsecured notes, net	73,406	—
Contingent consideration	5,267	2,207
Total liabilities	325,533	289,863
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	13,611	8,531
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 50,879,949 and 50,719,884 issued and 50,488,010 and 50,583,128 outstanding as of December 31, 2019 and December 31, 2018, respectively	509	507
Treasury stock, at cost, 391,939 and 136,756 shares as of December 31, 2019 and December 31, 2018, respectively	(3,167)	(981)
Additional paid-in capital	290,799	291,299
Retained earnings	235,027	177,526
Total Green Brick Partners, Inc. stockholders’ equity	523,168	468,351
Noncontrolling interests	13,227	17,281
Total equity	536,395	485,632
Total liabilities and equity	$875,539	$784,026

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Residential units revenue	$759,830	$578,893	$439,520
Land and lots revenue	31,830	44,754	18,730
Total revenues	791,660	623,647	458,250
Cost of residential units	597,884	433,279	325,934
Cost of land and lots	24,694	36,166	13,856
Total cost of revenues	622,578	469,445	339,790
Total gross profit	169,082	154,202	118,460
Selling, general and administrative expense	98,659	80,702	58,442
Change in fair value of contingent consideration	4,906	1,693	—
Equity in income of unconsolidated entities	9,809	7,259	2,746
Other income, net	9,003	2,605	1,473
Income before income taxes	84,329	81,671	64,237
Income tax expense	20,027	17,136	39,031
Net income	64,302	64,535	25,206
Less: Net income attributable to noncontrolling interests	5,646	12,912	10,236
Net income attributable to Green Brick Partners, Inc.	$58,656	$51,623	$14,970

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.16	$1.02	$0.30
Diluted	$1.16	$1.02	$0.30
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,530	50,652	49,597
Diluted	50,636	50,751	49,683

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	48,955,909	$490	—	$—	$273,149	$110,933	$384,572	$16,913	$401,485
Share-based compensation	—	—	—	—	289	—	289	—	289
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	229,049	2	—	—	1,924	—	1,926	—	1,926
Withholdings from vesting of restricted stock awards	(63,057)	(1)	—	—	(585)	—	(586)	—	(586)
Amortization of deferred share-based compensation	—	—	—	—	356	—	356	—	356
Common stock issued in connection with the investment in Challenger	1,477,000	15	—	—	14,607	—	14,622	—	14,622
Common stock issuable in connection with the investment in Challenger	—	—	—	—	198	—	198	—	198
Contributions	—	—	—	—	—	—	—	438	438
Distributions	—	—	—	—	—	—	—	(10,896)	(10,896)
Net income	—	—	—	—	—	14,970	14,970	10,236	25,206
Balance at December 31, 2017	50,598,901	$506	—	$—	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	—	—	288	—	288	—	288
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	140,211	1	—	—	1,081	—	1,082	—	1,082
Withholdings from vesting of restricted stock awards	(39,228)	—	—	—	(412)	—	(412)	—	(412)
Amortization of deferred share-based compensation	—	—	—	—	404	—	404	—	404
Common stock issued in connection with the investment in Challenger	20,000	—	—	—	—	—	—	—	—
Stock repurchases	—	—	(136,756)	(981)	—	—	(981)	—	(981)
Contributions	—	—	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	—	—	(10,747)	(10,747)
Net income	—	—	—	—	—	51,623	51,623	11,332	62,955
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	236	—	236	—	236
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,463	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(543)	—	(544)	—	(544)
Amortization of deferred share-based compensation	—	—	—	—	489	—	489	—	489
Stock repurchases	—	—	(255,183)	(2,186)	—	—	(2,186)	—	(2,186)
Accretion of redeemable noncontrolling interest	—	—	—	—	(2,145)	—	(2,145)	—	(2,145)
Increase in ownership in Southgate Homes	—	—	—	—	—	(891)	(891)	891	—
Increase in ownership in Centre Living Homes	—	—	—	—	—	(264)	(264)	264	—
Contributions	—	—	—	—	—	—	—	3,600	3,600
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income	—	—	—	—	—	58,656	58,656	2,184	60,840
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$64,302	$64,535	$25,206
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	3,079	2,943	325
Share-based compensation expense	2,191	1,774	2,571
Change in fair value of contingent consideration	4,906	1,693	—
Deferred income taxes, net	1,237	14,712	36,299
Equity in income of unconsolidated entities	(9,809)	(7,259)	(2,746)
Distributions of income from unconsolidated entities	5,084	4,623	974
Changes in operating assets and liabilities:
Decrease (increase) in receivables	122	(3,029)	843
Increase in inventory	(83,970)	(129,291)	(95,452)
Decrease (increase) in earnest money deposits	2,107	2,119	(3,097)
Increase in other assets	(1,525)	(2,741)	(1,701)
Increase (decrease) in accounts payable	3,953	(483)	7,241
(Decrease) increase in accrued expenses	(4,384)	9,470	4,175
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	—	—
(Decrease) increase in customer and builder deposits	(8,024)	1,458	7,359
Net cash used in operating activities	(22,063)	(39,476)	(18,003)
Cash flows from investing activities:
Business combination, net of acquired cash	—	(26,861)	—
Investments in unconsolidated entities	(5,300)	(755)	(286)
Purchase of property and equipment	(2,569)	(3,211)	(149)
Net cash used in investing activities	(7,869)	(30,827)	(435)
Cash flows from financing activities:
Borrowings from lines of credit	224,000	165,000	88,500
Borrowings from senior unsecured notes	75,000	—	—
Payments of debt issuance costs	(1,974)	(870)	(809)
Repayments of lines of credit	(260,000)	(70,000)	(56,500)
Repayments of notes payable	—	(10,226)	(1,022)
Payment of contingent consideration	(514)	—	—
Payments of withholding tax on vesting of restricted stock awards	(544)	(412)	(586)
Stock repurchases	(2,186)	(981)	—
Contributions from noncontrolling interests	3,600	5	438
Distributions to noncontrolling interests	(10,993)	(10,747)	(10,896)
Distributions to redeemable noncontrolling interest	(527)	—	—
Net cash provided by financing activities	25,862	71,769	19,125
Net (decrease) increase in cash and restricted cash	(4,070)	1,466	687
Cash, beginning of period	38,315	36,684	35,157
Restricted cash, beginning of period	3,440	3,605	4,445
Cash and restricted cash, beginning of period	$41,755	$40,289	$39,602
Cash, end of period	33,269	38,315	36,684
Restricted cash, end of period	4,416	3,440	3,605
Cash and restricted cash, end of period	$37,685	$41,755	$40,289

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$—
Cash paid for income taxes, net of refunds	$14,313	$4,611	$2,941
Supplemental disclosure of noncash investing and financing activities:
Equity issuance related to investment in unconsolidated entity	$—	$—	$14,622
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Green Brick Partners, Inc., its controlled subsidiaries, and variable interest entities in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary (together, the “Company”, “we”, or “Green Brick”).

The Company evaluated its wholly-owned subsidiaries and controlled builders under ASC 810, Consolidation (“ASC 810”) and concluded that each controlled builder is a variable interest entity (“VIE”). The Company owns a 50% percent equity interest and a 51% voting interest in each controlled builder. In addition, the Company appoints two of the three board managers of each controlled builder and is able to exercise control over the operations of each controlled builder. The Company accounts for its controlled builders under the variable interest model and is the primary beneficiary of each controlled builder in accordance with ASC 810.

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

Beginning in the first quarter of 2019, the Company reclassified its sales commission expenses from cost of residential units to selling, general and administrative expense in the consolidated statements of income in order to be more comparable with a majority of its peers. There was no impact on net income from the reclassification in any period.

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

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, amounts collectible from third-party escrow agents related to closings on land, lots and homes, amounts collectible related to mechanic’s lien contracts, as well as income tax receivables. As of December 31, 2019 and 2018, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. Any allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

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

Inventory costs for completed homes are expensed upon closing and delivery of the homes. Changes to estimated total land development costs subsequent to initial home closings in a community are generally allocated to the unclosed homes and lots in the community on a pro-rata basis. The life cycle of a community generally ranges from 2 to 6 years, commencing with the acquisition of land, continuing through the land development phase, construction, and concluding with the sale and delivery of homes. We recognize costs as incurred on our mechanic’s lien contracts.

Impairment of Inventory

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, during each reporting period, community gross margins, levels of completed speculative home units, quantities of lots not started, and community outlook factors are reviewed by management. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to its “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of assets range from 1 to 15 years. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360, our property and equipment and right-of-use assets related to operating leases are reviewed for possible impairment if there are indicators that their carrying amounts are not recoverable. The carrying amount of a long-lived asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Intangible Assets

Intangible assets, net consists of the estimated fair value of the acquired trade name, net of amortization. The trade name has a definite life and is amortized over ten years.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred related to the senior unsecured notes and revolving secured and unsecured credit facilities, including amendments thereto, and reduce the carrying amount of debt on the consolidated balance sheets. These costs are subject to capitalization to inventory over the term of the related debt facility using the straight-line method.

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

Contract Liabilities

The Company requires homebuyers to submit a deposit for home purchases and requires third-party builders to submit a deposit in connection with land sale or lot option contracts. The non-refundable deposits serve as an incentive for performance under homebuilding and land sale or development contracts. Cash received as customer deposits, if held in escrow, is reflected as restricted cash and as customer and builder deposits on the consolidated balance sheets.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2019, 2018 and 2017 totaled $2.1 million, $1.5 million and $0.8 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2019, 2018 and 2017.

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

We establish accruals for uncertain tax positions that reflect our best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. We recognize interest and penalties related to uncertain tax positions in the income tax expense in the consolidated statements of income. Accrued interest and penalties, if any, are included within accrued expenses on the consolidated balance sheets. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Effective November 15, 2019, the Company identifies its CODM as three key executives - the Chief Executive Officer, the Chief Financial Officer, and the President of Texas Region. In determining the reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types, and production processes.

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases (“Topic 842”), by issuing ASU 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to an “expected credit loss” methodology. Following the issuance of ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates in November 2019, ASU 2016-13 is expected to be effective for the Company for annual and interim periods beginning after December 15, 2022, with early adoption permitted, and requires full retrospective application on adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements but does not expect such impact to be material.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATION

Acquisition of GRBK GHO Homes, LLC

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

Acquired inventory consisted of both land under development and work in process inventory, as well as completed homes held for sale. The estimated fair value of real estate inventory was determined on a community-by-community basis, primarily using the income approach which derives a value using a discounted cash flow for income-producing real property. The values of work in process and completed home inventory were estimated based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining construction and sales and marketing efforts through the sale of the homes. The stage of production, as of the acquisition date, ranged from recently started lots to fully completed homes. A sales comparison approach was used for land for which significant lot development had not yet begun as of the Acquisition Date. An income approach was also utilized to value mechanic’s lien home construction contracts acquired.

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

During the year ended December 31, 2018, we had incurred transaction costs of $0.5 million related to the business combination, which have been expensed as incurred and are included in selling, general and administrative expense.

Intangible Assets

The amortization of the acquired intangible assets of $0.2 million for the period from April 26, 2018 through December 31, 2018 was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired intangible assets was $0.2 million as of December 31, 2018.

The estimated fair value of the acquired home construction contracts intangible asset was amortized to cost of residential units as income on the related contracts was earned, over a period of eleven months. As of December 31, 2019, all the home construction contracts have been completed, and the carrying value of the related intangible asset and accumulated amortization were written off with no impact to net income. As of December 31, 2019, all the home construction contracts have been completed, and the carrying value of the related intangible asset and accumulated amortization were written off with no impact to net income.

The amortization of the acquired trade name of $0.1 million for the year ended December 31, 2019 was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.1 million as of December 31, 2019.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2019 is as follows (in thousands):

2020	$85
2021	85
2022	85
2023	85
2024	85
Total	$425

Goodwill

The allocation to goodwill represents the excess of the purchase price, including contingent consideration, over the estimated fair value of assets acquired and liabilities assumed. Goodwill results primarily from operational synergies expected from the business combination.

The Company performed its annual goodwill impairment test during the fourth quarter of 2019 by completing a qualitative assessment in accordance with ASC 350. The Company determined that it was not more likely than not that the reporting unit’s estimated fair value was more than its carrying value and, therefore, the two-step goodwill impairment test was unnecessary. The Company did not record any goodwill impairment during the years ended December 31, 2019 and 2018.

Contingent Consideration

The performance targets specified in the purchase agreement were met for the period from April 26, 2018 through December 31, 2018, and contingent consideration of $1.8 million was earned by the minority partner and paid by the Company in April 2019 in addition to a $0.5 million distribution of income. The performance targets specified in the purchase agreement were met for the period from January 1, 2019 through December 31, 2019, and the contingent consideration of $5.3 million was earned by the minority partner. As of December 31, 2019, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2020 through April 26, 2021 was $0. The change in the range of estimates of the undiscounted contingent consideration compared to the range of estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 was due to revision of the Company’s forecasts of GRBK GHO profits and capital requirements, as well as reduced volatility of earnings.

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary

As part of the GRBK GHO business combination, we entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by the minority partner. The Put/Call Agreement provided that the 20% ownership interest in GRBK GHO held by the minority partner would be subject to put and purchase options starting in April 2021. Refer to Note 18 for additional information on subsequent events. The exercise price would be based on the financial results of GRBK GHO for the three years prior to exercise of the option. If the minority partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GRBK GHO from our partner.

Based on the nature of the put/call structure, the noncontrolling interest attributable to the 20% minority interest owned by our Florida-based partner is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s consolidated financial statements.

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Redeemable noncontrolling interest, beginning of period	$8,531
Net income attributable to redeemable noncontrolling interest partner	3,462
Distributions of income to redeemable noncontrolling interest partner	(527)
Accretion of redeemable noncontrolling interest	2,145
Redeemable noncontrolling interest, end of period	$13,611

3. VARIABLE INTEREST ENTITIES

Effective November 30, 2019, we, through our wholly owned subsidiary, SGHDAL LLC (“Southgate”), acquired the remaining membership and voting interests in our subsidiary, Southgate Homes DFW LLC. As a result, Southgate became an indirect wholly owned subsidiary of the Company, was no longer considered a VIE and was consolidated based on the majority voting interest pursuant to ASC 810.

Effective December 31, 2019, we, through our wholly owned subsidiary, CLH20, LLC (“Centre Living”), acquired the remaining membership and voting interests in our subsidiary, Centre Living Homes, LLC, and we contributed certain real estate inventory assets to Centre Living.

As both Centre Living, to which ownership interests were assigned and assets and liabilities were transferred, and Centre Living Homes, LLC were controlled by the Company on December 31, 2019, the acquisition of the remaining membership interest and the contribution of the real estate inventory assets were accounted for at carrying amounts on Centre Living Homes, LLC’s books on the date of the transfer, pursuant to provisions of ASC 805 that govern transactions between entities under common control.

Subsequently, the prior owner of a portion of the membership and voting interests in Centre Living Homes, LLC acquired a ten percent membership and voting interest in Centre Living for $3.6 million. As a result, as of December 31, 2019, Centre Living was an indirect subsidiary in which the Company owned a ninety percent membership interest and a ninety percent voting interest, was no longer considered a VIE and was consolidated based on the majority voting interest pursuant to ASC 810.

Consolidated VIEs
CB JENI Homes DFW LLC (“CB JENI”) and The Providence Group of Georgia LLC (“TPG”), the controlled builders based in Dallas and Atlanta, respectively, in which the Company owns a 50% equity interest and a 51% voting interest, are deemed to be VIEs for which the Company is considered the primary beneficiary. We sell finished lots and option lots from third-party developers to these controlled builders for their homebuilding operations and provide them with construction financing and strategic planning. The board of managers of each of these controlled builders has the power to direct the activities that significantly impact the controlled builder’s economic performance. Pursuant to the Company’s agreements with these controlled builders, it has the ability to appoint two of the three members to the controlled builder’s board of managers. A majority of the board of managers constitutes a quorum to transact business. No action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed at the controlled builder.

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

The aggregated carrying amounts of assets and liabilities of CB JENI and TPG consolidated following the variable interest model were $279.8 million and $265.3 million, respectively, as of December 31, 2019 and $262.9 million and $234.0 million, respectively, as of December 31, 2018. The noncontrolling interests attributable to the 50% minority interests owned by the Dallas and Atlanta-based controlled builders were included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of the above controlled builders have no recourse against the Company.

Unconsolidated VIEs
Land and lot option purchase contracts
The Company evaluates all option contracts to purchase land and lots to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of counterparts of these option contracts. Although the Company does not have legal title to the optioned land or lots, if the Company is deemed to be the primary beneficiary of or makes a significant deposit for optioned land or lots, it may need to consolidate the land or lots under option at the purchase price of the optioned land or lots.

As of December 31, 2019 and 2018, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2019 and 2018.

EJB River Holdings, LLC

In December 2018, EJB River Holdings, LLC joint venture (“EJB River Holdings”) was formed by TPG with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC, a Georgia limited liability company (“EJB”) was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. EJB River Holdings had no activity in the period from its formation until October 2019.

In October 2019, EJB River Holdings received two $5.0 million initial contributions from its two members, TPG and EJB. In December 2019, two additional contributions of $0.3 million were made by TPG and EJB to EJB River Holdings. Per EJB River Holdings’ operating agreement, TPG and EJB share equally in the profits and losses of EJB River Holdings, with the exception of certain customary fees.

In October 2019, EJB River Holdings issued two loans with the total maximum amount of borrowings of $21.9 million to finance its land acquisition and development in Gwinnett County, Georgia. One of the investors in EJB issued a personal guarantee on one of the loans in the amount of $9.4 million. Subsequently, in October 2019, a wholly owned subsidiary of the Company provided a limited $2.0 million guarantee to the investor in EJB. The approximate term of the guarantee is 35 months. In the event EJB River Holdings defaults on its $9.4 million loan and the investor in EJB makes the $9.4 million payment under his personal guarantee, the maximum potential amount of future payments that the Company could be required to make under its limited guarantee is $2.0 million. As of December 31, 2019, the Company has no current liability related to the guarantee obligation as the payment risk of the guarantee has been assessed to be very low.

Following the analysis of the above facts and provisions of EJB River Holdings’ operating agreement, the Company has determined that EJB River Holdings is a VIE in which the Company is not the primary beneficiary. Therefore, the investment in EJB River Holdings was treated as an unconsolidated investment under the equity method of accounting and was included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

As of December 31, 2019, the carrying amounts of assets and liabilities of EJB River Holdings were $23.7 million and $13.1 million, respectively. Assets were comprised of real estate inventory and cash, whereas the liabilities were comprised of loans and interest payable. As of December 31, 2019, the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $7.3 million, represented by the sum of the Company’ investment in EJB River Holdings of $5.3 million and the $2.0 million limited guarantee described above.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2019	December 31, 2018
Homes completed or under construction	$314,966	$268,763
Land and lots - developed and under development	437,553	399,809
Land held for sale	1,048	389
Total inventory	$753,567	$668,961

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest capitalized at beginning of period	$14,780	$10,474	$9,417
Interest incurred	12,140	9,003	4,456
Interest charged to cost of revenues	(8,324)	(4,697)	(3,399)
Interest capitalized at end of period	$18,596	$14,780	$10,474

As of December 31, 2019, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of December 31, 2019, the Company performed further impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $11.2 million.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded impairment adjustments of $0.1 million, $0.1 million, and $0.1 million, respectively, to reduce the carrying value of impaired communities to fair value. The recorded impairment adjustments related to real estate inventory in our builder operations segments and were included in cost of residential units in our consolidated statements of income.

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Challenger

On August 15, 2017, the Company, JBGL and GB Challenger, LLC, a Texas limited liability company (“Challenger”) entered into a Membership Interest Purchase and Contribution Agreement (the “Challenger Agreement”) with The Challenger Group, Inc., a Wyoming corporation (“TCGI”), and certain of its affiliates (the “Challenger Entities”) and Brian R. Bahr (“Bahr”), resulting in the Company, through its interest in JBGL, and the Challenger Entities owning a 49.9% and 50.1% ownership interest, respectively, in Challenger, and Challenger owning all of the membership and ownership interests in the subsidiaries of the Challenger Entities named in the Challenger Agreement.

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

The Company’s investment in Challenger on August 15, 2017 was determined as follows (in thousands, except per share data):

Consideration transferred at closing
Green Brick common stock issued	1,477
Price per share of Green Brick common stock (1)	$9.90
Fair value of common stock consideration	$14,622

Acquisition related costs	$241
Total fair value of consideration	$14,863

Subsequent consideration
Holdback Shares	20
Price per share of Green Brick common stock (1)	$9.90
Total fair value of subsequent consideration	$198

Total fair value of consideration	$15,061

(1)	Based upon closing price of the Company’s common stock upon the parties’ execution of the Challenger Agreement.

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

As of December 31, 2019, the carrying value of the investment in Challenger was $23.8 million, whereas the underlying 49.9% equity in net assets of Challenger was $19.6 million. The $4.2 million difference represents the premium paid for the Company’s equity interest in excess of Challenger’s carrying value. This basis difference primarily relates to the estimated fair value of inventory, as well as the Challenger Homes trade name and capitalized acquisition costs. The amortization of the basis differences related to inventory is recorded as a reduction of equity in income of unconsolidated entities as homes are closed on and delivered to homebuyers. The basis difference related to the trade name is amortized over ten years as a reduction of equity in income of unconsolidated entities.

The Company recognized $8.3 million, $7.0 million, and $2.7 million related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2019, 2018, and 2017, respectively.

Providence Title

In March 2018, the Company formed a joint venture with a title company in Georgia to provide title closing and settlement services to our Atlanta-based builder. The Company, through its controlled builder, The Providence Group of Georgia, L.L.C. (“TPG”), owns a 49% equity interest in Providence Group Title, LLC (“Providence Title”). The Company determined that the investment in Providence Title should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

Green Brick Mortgage

In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage loan origination services to our builders. The Company owns a 49% equity interest in Green Brick Mortgage, LLC (“Green Brick Mortgage”) which initiated mortgage loan origination activities in September 2018. The Company determined that the investment in Green Brick Mortgage should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

EJB River Holdings

In December 2018, EJB River Holdings joint venture was formed by TPG with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, EJB was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. EJB River Holdings had no activity in the period from its formation until October 2019. Please refer to Note 3 for more information.

The Company determined that the investment in EJB River Holdings should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

		December 31, 2019	December 31, 2018
Assets:
Cash		$11,699	$14,584
Accounts receivable		3,252	1,259
Bonds and notes receivable		5,864	5,864
Loans held for sale, at fair value		23,143	3,083
Inventory		73,704	44,375
Other assets		4,012	3,132
Total assets		$121,674	$72,297
Liabilities:
Accounts payable		$1,726	$2,173
Accrued expenses and other liabilities		7,784	5,328
Notes payable		58,223	31,402
Total liabilities		$67,733	$38,903
Owners’ equity:
Green Brick		$25,910	$15,653
Others		28,031	17,741
Total owners’ equity		$53,941	$33,394
Total liabilities and owners’ equity		$121,674	$72,297

	Years Ended December 31,
	2019	2018	2017
Revenues	$166,368	$166,102	$58,958
Costs and expenses	144,097	148,222	44,969
Net earnings of unconsolidated entities	$22,271	$17,880	$13,989
Company’s share in net earnings of unconsolidated entities	$9,809	$7,259	$2,746

During the years ended December 31, 2019, 2018, and 2017, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Land	$763	$763
Building	180	82
Model home furnishings and capitalized sales office costs	6,090	5,218
Office furniture and equipment	424	427
Leasehold improvements	1,824	1,692
Computers and equipment	912	901
Vehicles and field trailers	357	279
	10,550	9,362
Less: accumulated deprecation	(6,241)	(4,672)
Total property and equipment, net	$4,309	$4,690

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 totaled $2.9 million, $2.7 million, and $0.3 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. DEBT

The aggregated annual principal payments under the borrowings on lines of credit and senior unsecured notes over the next five years as of December 31, 2019 are (in thousands):

2020	$—
2021	17,860
2022	148,140
2023	—
2024	12,500
Thereafter	62,500
Total	$241,000

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Secured revolving credit facility	$38,000	$46,500
Unsecured revolving credit facility	128,000	155,500
Debt issuance costs, net of amortization	(1,358)	(1,614)
Total borrowings on lines of credit, net	$164,642	$200,386

Secured Revolving Credit Facility

On July 30, 2015, the Company entered into a secured revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries.

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Following several amendments, as of December 31, 2019, the aggregate commitment amount was $75.0 million and the maturity date of the Secured Revolving Credit Facility was May 1, 2022.

As of December 31, 2019, letters of credit outstanding totaling $8.9 million reduced the aggregate maximum commitment amount to $66.1 million.

As of December 31, 2019, outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index, less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of December 31, 2019, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.50% per annum.

As of December 31, 2019, the amended Secured Revolving Credit Facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base.

As of December 31, 2019, the amended Secured Revolving Credit Facility was also subject to a non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12 month period.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2019.

Fees and other debt issuance costs of $0.0 million, $0.0 million and $0.2 million were incurred during the years ended December 31, 2019, 2018 and 2017, respectively, associated with the Secured Revolving Credit Facility amendments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Secured Revolving Credit Facility using the straight-line method.

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

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Citibank’s base rate, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears on a monthly basis. As of December 31, 2019, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 4.25% to 4.30% per annum.

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

Following amendments to the Credit Agreement and the addition of Flagstar Bank, FSB (“Flagstar Bank”), JPMorgan Chase Bank, N.A. (“JPMorgan”) and Chemical Financial Corporation (“Chemical”) as lenders, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of December 31, 2019 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million and December 14, 2022 for $185.0 million out of the aggregate lending commitment of $215.0 million.

Fees and other debt issuance costs of $0.3 million, $0.9 million and $0.7 million were incurred during the years ended December 31, 2019, 2018 and 2017, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2019.

Senior Unsecured Notes

On August 8, 2019, the Company issued $75.0 million aggregate principal amount of senior unsecured notes due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received net proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the senior unsecured notes to repay borrowings under the Company’s existing revolving credit facilities.

Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing November 8, 2019.

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

8. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2019, there were 50,879,949 shares of common stock issued and 50,488,010 outstanding.

On March 16, 2018, 20,000 shares of common stock were issued as additional consideration for the investment in Challenger upon resolution of terms for such holdback shares.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (the “BOD”) has the authority, subject to any limitations imposed by law or Nasdaq rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers (if any), the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series. As of December 31, 2019, there were no shares of preferred stock issued and outstanding.

Share Repurchase Programs
In March 2016, the Company’s BOD authorized a share repurchase program of up to 1,000,000 shares of its common stock through 2017. The share repurchase program expired in 2017. No shares were repurchased during the year ended December 31, 2017.

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

As of December 31, 2019, the remaining dollar value of shares that may yet be purchased under the 2018 Share Repurchase Program was $26.8 million.

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

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 460 employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2014 Equity Plan.

If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2.0 million. As of December 31, 2019, 1,656,703 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the year ended December 31, 2019, the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Executive Officers (“EOs”) and non-employee members of the BOD. The RSAs granted to EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2019 Annual Meeting of Stockholders. The fair value of the RSAs granted to EOs and non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. During the year ended December 31, 2019, the Company withheld 59,116 shares of common stock from EOs, at a total cost of $0.5 million, to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of share-based awards activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2016	38	$7.51
Granted	229	$10.11
Vested	(229)	$9.66
Forfeited	—	$—
Nonvested, December 31, 2017	38	$10.25
Granted	140	$10.45
Vested	(144)	$10.03
Forfeited	—	$—
Nonvested, December 31, 2018	34	$12.00
Granted	219	$9.14
Vested	(194)	$9.67
Forfeited	—	$—
Nonvested, December 31, 2019	59	$9.05

Stock Options
Stock options granted to date were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2019 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expire 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5 years year service period. All of the stock options outstanding as of December 31, 2019 are vested. We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2019, 2018 and 2017.

A summary of stock option activity during the year ended December 31, 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2018	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2019	500	$7.49	4.82	$1,995
Options exercisable, December 31, 2019	500	$7.49	4.82	$1,995

A summary of unvested stock option activity during the year ended December 31, 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested, December 31, 2018	100	$2.88
Granted	—	$—
Vested	(100)	$2.88
Forfeited	—	$—
Unvested, December 31, 2019	—	$2.88

Share-Based Compensation Expense
Share-based compensation expense was $2.2 million, $1.8 million and $2.6 million for the years ended 2019, 2018 and 2017, respectively. Recognized tax benefit related to share-based compensation expense was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.2 million which is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of RSAs vested during the years ended December 31, 2019, 2018 and 2017 was $1.9 million, $1.4 million and $2.2 million, respectively.

As of December 31, 2019, there was no remaining unamortized share-based compensation expense related to stock options.

10. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$396,900	$31,080	$281,868	$40,184	$224,670	$17,928
Southeast	362,930	750	297,025	4,570	214,850	802
Total revenues	$759,830	$31,830	$578,893	$44,754	$439,520	$18,730

Type of Customer
Homebuyers	$759,830	$185	$578,893	$670	$439,520	$—
Homebuilders	—	31,645	—	44,084	—	18,730
Total revenues	$759,830	$31,830	$578,893	$44,754	$439,520	$18,730

Product Type
Residential units	$759,830	$—	$578,893	$—	$439,520	$—
Land and lots	—	31,830	—	44,754	—	18,730
Total revenues	$759,830	$31,830	$578,893	$44,754	$439,520	$18,730

Timing of Revenue Recognition
Transferred at a point in time	$752,273	$31,830	$571,177	$44,754	$435,644	$18,730
Transferred over time	7,557	—	7,716	—	3,876	—
Total revenues	$759,830	$31,830	$578,893	$44,754	$439,520	$18,730

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2019	December 31, 2018
Customer and builder deposits	$23,954	$31,978

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Type of Customer
Homebuyers	$17,888	$19,342
Homebuilders	3,417	1,806
Total deposits recognized as revenue	$21,305	$21,148

As a result of the GRBK GHO business combination, customer deposits from homebuyers in the amount of $9.1 million were acquired, of which $8.2 million was recognized during the period from April 26, 2018 through December 31, 2018.

Performance Obligations
There was no revenue recognized during the years ended December 31, 2019, 2018 and 2017 from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $50.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

2020	$30,333
2021	18,940
2022	1,160
Total	$50,433

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

11. SEGMENT INFORMATION

The Company has three reportable segments - Builder operations Central, Builder operations Southeast, and Land development. Builder operations Central represents operations of our builders in Texas, whereas Builder operations Southeast represents operations of our builders in Georgia and Florida.

The operations of the Company’s builders were aggregated in these three reportable segments based on similar economic characteristics, including geography, housing products, class of homebuyer, regulatory environments, and methods used to construct and sell homes. The Company believes such presentation is consistent with the objective and basic principles of ASC 280 and provides the most meaningful information about the types of business activities in which the Company engages and the economic environments in which it operates.

Corporate operations are reported as a non-operating segment and include activities which support the Company’s builder operations, land development, title and mortgage operations through centralization of certain administrative functions, such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate, other and unallocated segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development segments.

While the operations of Challenger meet the criteria for an operating segment, they do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, Challenger’s results are included within the corporate, other and unallocated segment.

Green Brick Title, LLC (“Green Brick Title”), Providence Title and Green Brick Mortgage operations are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

Operations of EJB River Holdings do not meet the criteria for an operating segment, and they do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, EJB River Holdings’ results are included within the corporate, other and unallocated segment.

Segment information for the year ended December 31, 2017 has been restated to conform with the revised segment presentation for the years ended December 31, 2019 and 2018.

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Revenues: (1)
Builder operations
Central	$396,900	$282,218	$224,670
Southeast	363,680	301,595	214,850
Total builder operations	760,580	583,813	439,520
Land development	31,080	39,834	18,730
Total revenues	$791,660	$623,647	$458,250

Gross profit:
Builder operations
Central	$88,480	$75,006	$64,427
Southeast	92,088	82,935	57,820
Total builder operations	180,568	157,941	122,247
Land development	8,050	9,334	5,506
Corporate, other and unallocated (2)	(19,536)	(13,073)	(9,293)
Total gross profit	$169,082	$154,202	$118,460

Interest expense: (3)
Builder operations
Central	$24,072	$18,207	$11,623
Southeast	15,686	12,795	14,141
Total builder operations	39,758	31,002	25,764
Corporate, other and unallocated	(39,758)	(31,002)	(25,764)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$36,569	$37,535	$36,224
Southeast	47,210	47,237	34,636
Total builder operations	83,779	84,772	70,860
Land development	10,759	6,155	4,320
Corporate, other and unallocated (4)	(10,209)	(9,256)	(10,943)
Income before income taxes	$84,329	$81,671	$64,237

(in thousands)	December 31, 2019	December 31, 2018
Inventory:
Builder operations
Central	$251,677	$160,980
Southeast	168,140	159,616
Total builder operations	419,817	320,596
Land development	308,071	329,105
Corporate, other and unallocated (5)	25,679	19,260
Total inventory	$753,567	$668,961

Goodwill: (6)
Builder operations - Southeast	$680	$680

(1)
The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2019, 2018 and 2017 were $0.8 million, $4.9 million and $0.0 million, respectively.

(2)	Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.

(3)
Interest expense of Builder operations Central and Southeast segments represents an interest expense charged by Corporate, other and unallocated segment in relation to financing purchases of land and construction of some of the Company’s Dallas and Atlanta builders. Intercompany interest revenue of the Corporate, other and unallocated segment is eliminated in consolidation.

(4)	Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, Challenger, Green Brick Mortgage, EJB River Holdings, and Providence Title.

(5)	Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

(6)	In connection with the GRBK GHO business combination, the Company recorded goodwill of $0.7 million.

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

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$15,980	$(569)	$999
State	2,810	2,993	1,733
Total current income tax expense	18,790	2,424	2,732
Deferred income tax expense (benefit):
Federal	774	15,023	36,569
State	463	(311)	(270)
Total deferred income tax expense	1,237	14,712	36,299
Total income tax expense	$20,027	$17,136	$39,031

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21%, 21% and 35% for the years ended December 31, 2019, 2018 and 2017, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax on pre-tax book income (before reduction of noncontrolling interests)	$17,709	$17,151	$22,483
Tax effect of non-controlled earnings	(1,252)	(2,743)	(3,630)
State income tax expense, net of federal benefit	2,706	1,940	931
Adjustments to deferred tax assets related to state net operating losses	1,063	283	41
Change in valuation allowance	(1,063)	(283)	(41)
Change in federal statutory tax rate	—	—	19,017
Other	864	788	230
Total income tax expense	$20,027	$17,136	$39,031
Effective income tax rate	23.7%	21.0%	60.8%

The effective income tax rate for 2017 reflects the impact of compliance with the Tax Act, signed into law on December 22, 2017. The Company remeasured its deferred tax assets due to the change in federal statutory tax rate which resulted in additional tax expense of $19.0 million.

Deferred Income Taxes

The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Basis in partnerships	$9,212	$10,947
Accrued expenses	2,206	2,182
Inventory	2,316	1,521
Change in fair value of contingent consideration	1,444	385
Lease liabilities - operating leases	832	—
State net operating loss carryover	—	1,063
Federal net operating loss carryover	—	432
Alternative minimum tax credit carryover	—	576
Stock-based compensation	408	347
Other	191	175
Deferred tax assets, gross	16,609	17,628
Valuation allowance	—	(1,063)
Deferred tax assets, net	$16,609	$16,565

Deferred tax liabilities:
Right-of-use assets - operating leases	$(818)	$—
Prepaid insurance	(419)	(66)
Other	(110)	—
Deferred tax liabilities	$(1,347)	$(66)
Total deferred income tax assets, net	$15,262	$16,499

Net Operating Losses and Valuation Allowances
As of December 31, 2019, all federal net operating loss carryforwards were fully utilized.

During the year ended December 31, 2019, the Company decided to write off its gross state net operating loss carryforwards in Minnesota of $13.7 million, as well as the related deferred tax asset and valuation allowance. Management believes on a more-likely-than-not basis that the Minnesota net operating loss carryforwards would not have been utilized.

The rollforward of valuation allowance is as follows (amounts in thousands):

	Years Ended December 31,
	2019	2018
Valuation allowance at beginning of the year	$1,063	$1,346
Write-off of state net operating losses	(1,063)	—
Expiration of state net operating losses	—	(283)
Valuation allowance at end of the year	$—	$1,063

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2019.

A reconciliation of the beginning and ending amount of uncertain tax positions for the year ended December 31, 2017 is as follows (in thousands):

Year Ended December 31, 2017
Uncertain tax positions at beginning of year	$249
Change related to Georgia state income taxes	(249)
Uncertain tax positions at end of year	$—

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2019, 2018, and 2017. There were no accrued liabilities related to uncertain tax positions as of December 31, 2019 and 2018, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2016 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2009 and forward, income tax returns going back to the 2009 tax year are subject to adjustment.

The Colorado and Minnesota statutes of limitations remain open for our 2015 and subsequent tax years. The Nebraska statute of limitations remains open for our 2016 and subsequent tax years.

The Company’s subsidiaries file returns in Texas, Georgia and Florida.

The Texas statute of limitations remains open for the 2015 and subsequent tax years. Any Texas adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia statute of limitations remains open for the 2016 and subsequent tax years. Any Georgia adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Florida statute of limitations will remain open for the 2018 and subsequent tax years. Any Florida adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

13. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $0.8 million, $0.6 million and $0.5 million of matching contributions to the 401(k) plan during the years ended December 31, 2019, 2018 and 2017.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017

Net income attributable to Green Brick Partners, Inc.	$58,656	$51,623	$14,970

Weighted-average number of shares outstanding - basic	50,530	50,652	49,597
Basic net income attributable to Green Brick Partners, Inc. per share	$1.16	$1.02	$0.30

Weighted-average number of shares outstanding - basic	50,530	50,652	49,597
Dilutive effect of stock options and restricted stock awards	106	99	86
Weighted-average number of shares outstanding - diluted	50,636	50,751	49,683
Diluted net income attributable to Green Brick Partners, Inc. per share	$1.16	$1.02	$0.30

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2019	2018	2017
Antidilutive options to purchase common stock and restricted stock awards	14	8	—

15. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and contingent consideration liability.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2019 and 2018.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2019 was $78.6 million.

The fair value of the contingent consideration liability related to the GRBK GHO business combination was estimated using an internally developed discounted cash flow analysis. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

Key inputs in measuring the fair value of the contingent consideration liability are management’s projections of GRBK GHO’s net income and debt, and the annual discount rate of 16.5% that reflects the risk associated with achieving the milestones of the contingent consideration payments.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2018	$2,207	$2,207
Payment of contingent consideration	(514)	(514)
Payment of contingent consideration in excess of acquisition date fair value	(1,332)	(1,332)
Change in fair value of contingent consideration	4,906	4,906
Contingent consideration liability, balance as of December 31, 2019	$5,267	$5,267

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2019 when compared to December 31, 2018.

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

16. RELATED PARTY TRANSACTIONS

During 2019, 2018 and 2017, the Company had the following related party transactions through the normal course of business.

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

Academy Street

In March 2016, the Company purchased undeveloped land for an 83-lot community, Academy Street in Atlanta. Simultaneously, the Company entered into a partnership agreement with an entity affiliated with the president of TPG to develop the land for sale of the lots to TPG. Contributions and profits are shared 80% by the Company and 20% by the affiliated entity.

During the year ended December 31, 2017, TPG purchased 62 lots within the community for $11.2 million. During the year ended December 31, 2018, TPG purchased the remaining 21 lots within the community for $2.9 million.

Total capital contributions as of December 31, 2019 were $11.7 million. Total capital contributions paid during the year ended December 31, 2016 were $11.2 million, of which $9.0 million was paid by the Company. Total capital contributions paid during the year ended December 31, 2017 were $0.5 million, of which $0.4 million was paid by the Company. There were no capital contributions made to the partnership during the years ended December 31, 2019 and 2018.

Total capital distributions as of December 31, 2019 were $14.8 million. There were no capital distributions from the partnership during the year ended December 31, 2016. Total capital distributions from the partnership during the year ended December 31, 2017 were $11.5 million, of which $9.2 million was paid to the Company. Total capital distributions from the partnership during the year ended December 31, 2018 were $3.3 million, of which $2.7 million was paid to the Company. The capital distributions made during the year ended December 31, 2018 were final, and the affiliated entity has ceased its activity.

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

During the years ended December 31, 2019, 2018 and 2017, TPG purchased 13, 25, and 27 lots within the community for $0.5 million, $1.3 million and $1.6 million, respectively. As of December 31, 2019, there were no lots remaining to be sold to TPG.

Total capital contributions as of December 31, 2019 were $2.5 million. Total capital contributions paid during the year ended December 31, 2016 were $1.8 million, of which $0.9 million was paid by the Company. The capital contributions paid during the year ended December 31, 2017 were $0.7 million, of which $0.4 million was paid by the Company. The were no capital contributions paid during the year ended December 31, 2019 and 2018.

Total capital distributions as of December 31, 2019 were $3.3 million. There were no capital distributions from the partnership during the year ended December 31, 2016. Total capital distributions from the partnership during the year ended December 31, 2017 were $1.5 million, of which $0.7 million was paid to the Company. Total capital distributions from the partnership during the year ended December 31, 2018 were $0.9 million, of which $0.4 million was paid to the Company. Total capital distributions from the partnership during the year ended December 31, 2019 were $0.9 million, of which $0.5 million was paid to the Company. The capital distributions made during the year ended December 31, 2019 were final, and the affiliated entity has ceased its activity.

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

Corporate Officers

In February 2017, Richard A. Costello paid a $0.1 million deposit to Centre Living Homes, LLC, one of the Company’s builders, on a townhome. During the fourth quarter of 2017, Mr. Costello closed on the townhome for approximately $0.5 million. In accordance with the Company’s employee discount policy, the contract price resulted in a margin of approximately 13%.

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

Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Following a series of transactions described in Part I, Item 1 of this Annual Report on Form 10-K and in Note 3, effective December 31, 2019, Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the year ended December 31, 2019 and during the period from April 26, 2018 through December 31, 2018, GRBK GHO incurred a lease cost of $0.1 million and $0.1 million, respectively, under such lease agreements. As of December 31, 2019, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the year ended December 31, 2019 and during the period from April 26, 2018 through December 31, 2018, GRBK GHO incurred de minimus fees related to such title closing services. As of December 31, 2019, no amounts were due to the title company affiliate.

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2019 and 2018, letters of credit outstanding were $9.0 million and $2.2 million, respectively, and performance bonds outstanding totaled $5.4 million and $5.3 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, for 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017
Warranty accrual, beginning of period	$2,980	$2,083	$1,210
Warranties issued	3,358	2,384	1,454
Changes in liability for existing warranties	37	163	482
Settlements	(2,535)	(1,650)	(1,063)
Warranty accrual, end of period	$3,840	$2,980	$2,083

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $1.3 million for these leases for the year ended December 31, 2019 is included in selling, general and administrative expense in the consolidated statements of income. For the year ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million.
Rental expense for these leases totaled $1.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively, and was included in selling, general and administrative expense in the consolidated statements of income.
As of December 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.3 years and 5.22%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2019 are presented below (in thousands):

2020	$1,320
2021	1,096
2022	819
2023	1,218
2024	14
Total future lease payments	$4,467
Less: Interest	$903
Present value of lease liabilities	$3,564

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease cost of $0.4 million for the year ended December 31, 2019 related to such lease contracts is included in selling, general and administrative expense in the consolidated statements of income.

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

18. SUBSEQUENT EVENTS

In February 2020, the Company and the minority partner of GRBK GHO amended the operating agreement of GRBK GHO to change the start of the put and purchase options described in Note 2 from April 2021 to April 2024. The Company is currently evaluating the accounting for this change on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

RSM US LLP, the Company’s independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion.

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
March 6, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the Company’s proxy statement for its 2020 annual meeting of shareholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

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

(3) Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2014).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp, dated as of March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed October 31, 2014).
4.2*	Description of Capital Stock.
10.1
Amended and Restated Limited Liability Company Operating Agreement of The Providence Group of Georgia, L.L.C., dated as of July 1, 2011 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.2*	Second Amended and Restated Company Agreement of CB JENI Homes DFW LLC, dated as of January 1, 2018.
10.3
Amended and Restated Limited Liability Company Operating Agreement of JBGL A&A, LLC, dated November 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.4†	Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2015).
10.5†	Employment Agreement, dated as of July 22, 2019, between the Company and James R. Brickman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2019).
10.6†
Green Brick Partners, Inc. Stock Option Agreement, dated as of October 27, 2014, between the Company and James R. Brickman (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.7†
Employment Agreement, effective as of January 15, 2019, between the Company and Richard A. Costello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2018).

10.8†	Employment Agreement, dated as of October 27, 2017, between the Company and Jed Dolson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2017).
10.9
Promissory Note, dated as of October 13, 2011, by JBGL Builder Finance LLC for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.10
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
10.12
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

10.14
Business Loan Agreement (Asset Based), dated as of October 13, 2011, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.15
Business Loan Agreement, dated as of October 13, 2012, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.16
Cross-Pledge Agreement, dated as of October 11, 2013, between Inwood National Bank, JBGL Builder Finance LLC and JBGL Model Fund 1, LLC (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.17
Third Renewal, Extension, and Modification of Promissory Note and Third Amendment to Business Loan Agreement, effective as of September 23, 2014, by and between JBGL Builder Finance LLC and Inwood National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2015).

10.18
Loan Agreement, dated as of July 30, 2015, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.19
Revolving Line of Credit Note, dated as of July 30, 2015, issued by Green Brick Partners, Inc. in favor of Inwood National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.20
Guaranty Agreement, dated as of July 30, 2015, by and among JBGL Mustang, LLC, JBGL Chateau, LLC, JBGL Exchange, LLC, JBGL Builder Finance, LLC, and Johns Creek 206, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.21
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Mustang, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.22
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Exchange, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.23
Deed of Trust and Security Agreement, dated as of July 30, 2015, by JBGL Chateau, LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.24
Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 30, 2015, by Johns Creek 206, LLC, as grantor, to Inwood National Bank, as grantee (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 5, 2015).

10.25
Credit Agreement, dated as of December 15, 2015, among Green Brick Partners, Inc., the lenders named therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2015).

10.26
Guarantee Agreement, dated as of December 15, 2015, among Green Brick Partners, Inc., certain subsidiaries of Green Brick Partners, Inc. from time to time party thereto, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2015).

10.27
First Amendment to Loan Agreement, dated as of May 3, 2016, by and among Green Brick Partners, Inc., Inwood National Bank, JBGL Mustang, LLC, JBGL Exchange, LLC, JBGL Chateau, LLC, Johns Creek 206, LLC, GRBK Frisco LLC and JBGL Builder Finance, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2016).

10.28	First Modification of Promissory Note, dated as of May 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 9, 2016).
10.29	Guaranty Agreement, dated as of May 3, 2016, by GRBK Frisco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 9, 2016).
10.30
Deed of Trust and Security Agreement, dated as of May 3, 2016, by GRBK Frisco LLC, as grantor, to Gary L. Tipton, as trustee, for the benefit of Inwood National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 9, 2016).

Number	Exhibit Description
10.31
First Amendment to Credit Agreement, dated as of August 31, 2016, by and among Green Brick Partners, Inc., Flagstar Bank, FSB, the lenders named therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.32
Amendment No. 2 to the Credit Agreement, dated as of December 1, 2016, by and among Green Brick Partners, Inc., the lenders named therein, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016).

10.33
Third Amendment to the Credit Agreement, dated as of September 1, 2017, by and among Green Brick Partners, Inc., the lenders named therein, Flagstar Bank, FSB, as successor administrative agent, and Citibank, N.A., as existing administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2017).

10.34
Amendment No. 4 to the Credit Agreement, dated as of December 1, 2017, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2017).

10.35
Fifth Amendment to the Credit Agreement, dated as of November 2, 2018, by and among Green Brick Partners, Inc., the lenders named therein, Flagstar Bank, FSB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018).

10.36	Third Modification of Promissory Note, dated as of October 26, 2018 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed March 8, 2019).
10.37†	Form of Other Stock-Based Award Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.38†	Form of Performance Compensation Award Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.39	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.40	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
21*	List of Subsidiaries of the Company.
23*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.

#	The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2020.

Green Brick Partners, Inc.

/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2020
Richard A. Costello

/s/ Elizabeth K. Blake	Director	March 6, 2020
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 6, 2020
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 6, 2020
David Einhorn

/s/ John R. Farris	Director	March 6, 2020
John R. Farris

/s/ Kathleen Olsen	Director	March 6, 2020
Kathleen Olsen

/s/ Richard S. Press	Director	March 6, 2020
Richard S. Press