Form 10-Q
period 2020-03-31
Green Brick Partners, Inc.
filed 2020-05-11
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

The number of shares of the Registrant's common stock outstanding as of May 6, 2020 was 50,616,922.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$105,860	$33,269
Restricted cash	6,771	4,416
Receivables	6,021	4,720
Inventory	770,628	753,567
Investments in unconsolidated entities	31,202	30,294
Right-of-use assets - operating leases	2,887	3,462
Property and equipment, net	4,743	4,309
Earnest money deposits	18,876	14,686
Deferred income tax assets, net	15,262	15,262
Intangible assets, net	686	707
Goodwill	680	680
Other assets	11,564	10,167
Total assets	$975,180	$875,539
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$31,332	$30,044
Accrued expenses	31,492	24,656
Customer and builder deposits	22,585	23,954
Lease liabilities - operating leases	2,986	3,564
Borrowings on lines of credit, net	242,758	164,642
Senior unsecured notes, net	73,466	73,406
Contingent consideration	5,267	5,267
Total liabilities	409,886	325,533
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	11,412	13,611
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,008,861 and 50,879,949 issued and 50,616,922 and 50,488,010 outstanding as of March 31, 2020 and December 31, 2019, respectively	510	509
Treasury stock, at cost, 391,939 and 391,939 shares as of March 31, 2020 and December 31, 2019, respectively	(3,167)	(3,167)
Additional paid-in capital	294,695	290,799
Retained earnings	250,944	235,027
Total Green Brick Partners, Inc. stockholders’ equity	542,982	523,168
Noncontrolling interests	10,900	13,227
Total equity	553,882	536,395
Total liabilities and equity	$975,180	$875,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Residential units revenue	$191,187	$161,588
Land and lots revenue	22,080	7,040
Total revenues	213,267	168,628
Cost of residential units	147,187	127,828
Cost of land and lots	17,111	5,434
Total cost of revenues	164,298	133,262
Total gross profit	48,969	35,366
Selling, general and administrative expenses	(26,869)	(23,066)
Change in fair value of contingent consideration	—	(454)
Equity in income of unconsolidated entities	2,565	1,846
Other (loss) income, net	(1,909)	1,627
Income before income taxes	22,756	15,319
Income tax expense	6,040	3,828
Net income	16,716	11,491
Less: Net income (loss) attributable to noncontrolling interests	799	(1,114)
Net income attributable to Green Brick Partners, Inc.	$15,917	$12,605

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.32	$0.25
Diluted	$0.31	$0.25
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,454	50,563
Diluted	50,646	50,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended March 31, 2020 and 2019:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	204,620	2	—	—	1,598	—	1,600	—	1,600
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	134	—	134	—	134
Change in fair value of redeemable noncontrolling interest	—	—	—	—	2,755	—	2,755	—	2,755
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(2,970)	(2,970)
Net income	—	—	—	—	—	15,917	15,917	243	16,160
Balance at March 31, 2020	51,008,861	$510	(391,939)	$(3,167)	$294,695	$250,944	$542,982	$10,900	$553,882

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	159,780	2	—	—	1,464	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(544)	—	(545)	—	(545)
Amortization of deferred share-based compensation	—	—	—	—	101	—	101	—	101
Stock repurchases	—	—	(7,862)	(60)	—	—	(60)	—	(60)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,120)	—	(1,120)	—	(1,120)
Distributions	—	—	—	—	—	—	—	(10,735)	(10,735)
Net income (loss)	—	—	—	—	—	12,605	12,605	(1,758)	10,847
Balance at March 31, 2019	50,820,548	$508	(144,618)	$(1,041)	$291,271	$190,131	$480,869	$4,788	$485,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$16,716	$11,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	627	888
Share-based compensation expense	1,734	1,638
Change in fair value of contingent consideration	—	454
Deferred income taxes, net	—	(955)
Equity in income of unconsolidated entities	(2,565)	(1,846)
Write-offs of option deposits and pre-acquisition costs	3,440	466
Distributions of income from unconsolidated entities	1,657	272
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,301)	2,069
Increase in inventory	(16,884)	(21,720)
(Increase) decrease in earnest money deposits	(7,436)	3,319
Increase in other assets	(1,595)	(2,068)
Increase (decrease) in accounts payable	1,288	(4,451)
Increase in accrued expenses	6,850	2,855
Decrease in customer and builder deposits	(1,369)	(1,643)
Net cash provided by (used in) operating activities	1,162	(9,231)
Cash flows from investing activities:
Purchase of property and equipment	(1,054)	(571)
Net cash used in investing activities	(1,054)	(571)
Cash flows from financing activities:
Borrowings from lines of credit	126,000	37,000
Repayments of lines of credit	(48,000)	(31,000)
Payments of withholding tax on vesting of restricted stock awards	(592)	(544)
Stock repurchases	—	(60)
Contributions from noncontrolling interests	400	—
Distributions to noncontrolling interests	(2,970)	(10,735)
Net cash provided by (used in) financing activities	74,838	(5,339)
Net increase (decrease) in cash and cash equivalents and restricted cash	74,946	(15,141)
Cash and cash equivalents, beginning of period	33,269	38,315
Restricted cash, beginning of period	4,416	3,440
Cash and cash equivalents and restricted cash, beginning of period	37,685	41,755
Cash and cash equivalents, end of period	105,860	23,873
Restricted cash, end of period	6,771	2,741
Cash and cash equivalents and restricted cash, end of period	$112,631	$26,614

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$(137)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or subsequent periods due to seasonal variations and other factors, such as the effects of novel coronavirus (“COVID-19”) and its influence on our future results.

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

Reclassifications
Beginning in the first quarter of 2020, the Company reclassified the write-offs of option deposits and pre-acquisition costs from selling, general and administrative expenses to other (loss) income, net in the consolidated statements of income in order to be more comparable with its peers. There was no impact on net income from the reclassification in any period.

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Newly identified significant accounting policies during the three months ended March 31, 2020 are presented below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to an “expected credit loss” methodology. The Company adopted the standard on January 1, 2020 using the full retrospective application. The adoption of ASU 2016-13 had no impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted the standard on January 1, 2020. The adoption of ASU 2017-04 had no impact on the Company’s consolidated financial statements.

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
In February 2020, the Company and the minority partner of GRBK GHO amended the operating agreement of GRBK GHO to change the initial date upon which the put and purchase options related to the redeemable noncontrolling interest can be exercised from April 2021 to April 2024.
The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$13,611	$8,531
Net income attributable to redeemable noncontrolling interest partner	556	644
Change in fair value of redeemable noncontrolling interest	(2,755)	1,120
Redeemable noncontrolling interest, end of period	$11,412	$10,295
Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2019 through December 31, 2019, and contingent consideration of $5.3 million was earned by the minority partner in 2019 and paid by the Company in April 2020 in addition to a $1.5 million distribution of income. As of March 31, 2020, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2020 through April 26, 2021 was $0.

3. INVENTORY

A summary of inventory is as follows (in thousands):

	March 31, 2020	December 31, 2019
Homes completed or under construction	$344,961	$314,966
Land and lots - developed and under development	421,471	437,553
Land held for sale	4,196	1,048
Total inventory	$770,628	$753,567

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest capitalized at beginning of period	$18,596	$14,780
Interest incurred	2,959	2,886
Interest charged to cost of revenues	(2,679)	(1,140)
Interest capitalized at end of period	$18,876	$16,526

As of March 31, 2020, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of March 31, 2020, the Company performed further impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $11.8 million. For the three months ended March 31, 2020, the Company recorded a de minimis impairment adjustment to reduce the carrying value of impaired communities to fair value.

There were no impairment adjustments related to inventory recorded during the three months ended March 31, 2019.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Cash	$10,996	$11,699
Accounts receivable	1,341	3,252
Bonds and notes receivable	7,342	5,864
Loans held for sale, at fair value	18,580	23,143
Inventory	82,371	73,704
Other assets	5,050	4,012
Total assets	$125,680	$121,674
Liabilities:
Accounts payable	$6,368	$1,726
Accrued expenses and other liabilities	7,294	7,784
Notes payable	57,689	58,223
Total liabilities	$71,351	$67,733
Owners’ equity:
Green Brick	$27,020	$25,910
Others	27,309	28,031
Total owners’ equity	$54,329	$53,941
Total liabilities and owners’ equity	$125,680	$121,674

	Three Months Ended March 31,
	2020	2019
Revenues	$35,365	$31,097
Costs and expenses	29,815	27,317
Net earnings of unconsolidated entities	$5,550	$3,780
Company’s share in net earnings of unconsolidated entities	$2,565	$1,846

5. EARNEST MONEY DEPOSITS

In the ordinary course of business, we enter into land purchase contracts with third-party developers in order to procure lots for the construction of our homes in the future. We also utilize option contracts with lot sellers as a method of acquiring lots in staged takedowns. Both land purchase and lot option contracts generally require us to pay a non-refundable earnest money deposit.
We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. Management determined to abandon certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations. Earnest money deposits and pre-acquisition costs written off related to option contracts abandoned totaled $3.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

6. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Secured revolving credit facility	$29,000	$38,000
Unsecured revolving credit facility	215,000	128,000
Debt issuance costs, net of amortization	(1,242)	(1,358)
Total borrowings on lines of credit, net	$242,758	$164,642

Secured Revolving Credit Facility
On July 30, 2015, the Company entered into a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which initially provided for up to $50.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries.

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. Following several amendments, as of March 31, 2020, the aggregate commitment amount was $75.0 million and the maturity date of the Secured Revolving Credit Facility was May 1, 2022.

As of March 31, 2020, letters of credit outstanding totaling $8.9 million reduced the aggregate maximum commitment amount to $66.1 million.

As of March 31, 2020, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”), providing for a senior, unsecured revolving credit facility with initial aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”).

Following amendments to the Credit Agreement, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of March 31, 2020 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million and December 14, 2022 for $185.0 million out of the aggregate lending commitment of $215.0 million. As of March 31, 2020, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 3.25% to 3.44% per annum.

Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the full amount of our unsecured revolving credit facility during the three months ended March 31, 2020. We used a portion of these borrowings to pay down our secured revolving credit facility and the remainder are held in cash and cash equivalents.

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

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the three months ended March 31, 2020, the Company granted restricted stock awards (“RSAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”). The RSAs granted to the EOs were 100% vested and non-forfeitable on the grant date. The fair value of the RSAs granted to EOs was recorded as share-based compensation expense on the grant date. The Company withheld 75,708 shares of common stock from EOs, at a total cost of $0.6 million, to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of share-based awards activity during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2019	59	$9.05
Granted	205	$10.59
Vested	(205)	$10.59
Forfeited	—	$—
Nonvested, March 31, 2020	59	$9.05

Stock Options
A summary of stock options activity during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2019	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2020	500	$7.49	4.57	$280
Options exercisable, March 31, 2020	500	$7.49	4.57	$280

Share-Based Compensation Expense
        Share-based compensation expense was $1.7 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.1 million which is expected to be recognized over a weighted-average period of 0.1 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$123,425	$22,080	$84,425	$7,030
Southeast	67,762	—	77,163	10
Total revenues	$191,187	$22,080	$161,588	$7,040

Type of Customer
Homebuyers	$191,187	$—	$161,588	$—
Homebuilders	—	22,080	—	7,040
Total revenues	$191,187	$22,080	$161,588	$7,040

Product Type
Residential units	$191,187	$—	$161,588	$—
Land and lots	—	22,080	—	7,040
Total revenues	$191,187	$22,080	$161,588	$7,040

Timing of Revenue Recognition
Transferred at a point in time	$189,248	$22,080	$159,233	$7,040
Transferred over time	1,939	—	2,355	—
Total revenues	$191,187	$22,080	$161,588	$7,040

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2020	December 31, 2019
Customer and builder deposits	$22,585	$23,954

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

        The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Type of Customer
Homebuyers	$5,835	$6,604
Homebuilders	3,641	825
Total deposits recognized as revenue	$9,476	$7,429

Performance Obligations
There was no revenue recognized during the three months ended March 31, 2020 and 2019 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $35.6 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2020	$19,217
2021	15,865
2022	560
Total	$35,642

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Builder operations
Central	$123,425	$84,425

	Three Months Ended March 31,
(in thousands)	2020	2019
Southeast	67,762	77,173
Total builder operations	191,187	161,598
Land development	22,080	7,030
Total revenues	$213,267	$168,628

Gross profit:
Builder operations
Central	$30,716	$18,117
Southeast	18,154	19,287
Total builder operations	48,870	37,404
Land development	6,182	1,783
Corporate, other and unallocated (1)	(6,083)	(3,821)
Total gross profit	$48,969	$35,366

Income before income taxes:
Builder operations
Central	$11,868	$6,938
Southeast	8,804	9,152
Total builder operations	20,672	16,090
Land development	5,577	2,677
Corporate, other and unallocated (2)	(3,493)	(3,448)
Income before income taxes	$22,756	$15,319

	March 31, 2020	December 31, 2019
Inventory:
Builder operations
Central	$279,771	$251,677
Southeast	184,990	168,140
Total builder operations	464,761	419,817
Land development	279,206	308,071
Corporate, other and unallocated (3)	26,661	25,679
Total inventory	$770,628	$753,567

Goodwill: (4)
Builder operations - Southeast	$680	$680

(1)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(2)Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, LLC and investments in unconsolidated subsidiaries.
(3)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.
(4)In connection with the GRBK GHO business combination, the Company recorded goodwill of $0.7 million.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to Green Brick Partners, Inc.	$15,917	$12,605

Weighted-average number of shares outstanding - basic	50,454	50,563
Basic net income attributable to Green Brick Partners, Inc. per share	$0.32	$0.25

Weighted-average number of shares outstanding - basic	50,454	50,563
Dilutive effect of stock options and restricted stock awards	192	42
Weighted-average number of shares outstanding - diluted	50,646	50,605
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.31	$0.25

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2020	2019
Antidilutive options to purchase common stock and restricted stock awards	—	21

11. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and contingent consideration liability.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2020 was $70.4 million.

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

As there was no change in balance for level 3 measurements which was represented by the contingent consideration liability of $5.3 million, the reconciliation of the beginning and ending balances for level 3 measurements is not required.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2020.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. For additional information on the Company’s inventory, refer to Note 3.

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020 and 2019, the Company had the following related party transactions through the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of CLH20, LLC (“Centre Living”). Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. During the three months ended March 31, 2020, Trevor Brickman made a $0.4 million cash contribution to Centre Living.

GRBK GHO
        GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three months ended March 31, 2020, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2020, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of March 31, 2020, no amounts were due to the title company affiliate.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2020 and December 31, 2019, letters of credit outstanding were $9.0 million and $9.0 million, respectively, and performance bonds outstanding totaled $6.2 million and $5.4 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Warranty accrual, beginning of period	$3,840	$2,980
Warranties issued	840	653
Changes in liability for existing warranties	(87)	(144)
Settlements	(420)	(862)
Warranty accrual, end of period	$4,173	$2,627

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.3 million, respectively.
As of March 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.0 years and 5.25%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2020 are presented below (in thousands):

Remainder of 2020	$934
2021	1,011
2022	734
2023	1,055
Total future lease payments	$3,734
Less: Interest	748
Present value of lease liabilities	$2,986

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, related to such lease contracts is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

14. SUBSEQUENT EVENT

On April 29, 2020, through a series of transactions, the Company obtained 100% control of one of its controlled builders by acquiring the remaining 50% equity interest. The Company is currently evaluating the accounting for this acquisition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity; our goals and strategies and their anticipated benefits; the effects of COVID-19 pandemic on our results of operations, business and liquidity, including the impact on demand for new home sales, closings and cancellations; our intentions and the expected benefits and advantages of our product and land positioning strategies; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of quarter end; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; expectations regarding our industry and our business into 2020 and beyond, the demand for and the pricing of our homes; our land and lot acquisition strategy and potential expansion into new markets; the availability of labor and materials for our operations; the sufficiency of our insurance coverage and warranty accruals; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations regarding sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in the real estate markets across the nation, including a slowdown in real estate markets in regions where we have significant homebuilding or multifamily development activities and as a result of the effects of the COVID-19 pandemic; increases in operating costs, including costs related to labor, construction materials, real estate taxes and insurance, which exceed our ability to increase prices; our inability to successfully execute our strategies; changes in general economic and financial conditions, including as a result of the COVID-19 pandemic, that reduce demand for our homes and finished lots, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; increases in cancellations, including as a result of the COVID-19 pandemic; decreased demand for our homes and finished lots, including as a result of the COVID-19 pandemic; increased competition for home sales from other sellers of new and resale homes; increases in mortgage interest rates or tightening of mortgage lending practices; a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the controlled builders or third parties with whom we enter into joint ventures, partnerships or other strategic investments; participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt as it matures on terms that are acceptable to us; and changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

In the following discussion and analysis, we utilize a financial measure, net debt to total capitalization ratio, that is a non-GAAP financial measure as defined by the Securities and Exchange Commission. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period.

During the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:
•Home deliveries increased by 21.7%
•Home closings revenue increased by 18.8%
•Average sales price of homes delivered decreased by 2.4%
•Net new home orders increased by 42.3%.

The United States has been severely impacted by a coronavirus (“COVID-19”) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted activities in large segments of the economy. Although we continue to build, close and sell homes in our markets, traffic in our sales offices and sales have slowed significantly. For example, during the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions has reduced our net new home sales and our home sales per community as compared to the same period in the prior year and materially increased cancellations. We expect that an adverse impact on net new sales will continue in the second quarter and beyond and, consequently, our closings, and therefore our results of operations, for the balance of 2020 will be more impacted than the first quarter. The Company’s management continues to evaluate the impact of the COVID-19 pandemic on the homebuilding industry, future demand for homes, availability of human resources, and liquidity, among other factors.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Home closings revenue	$189,248	$159,233	$30,015	18.8%
Mechanic’s lien contracts revenue	1,939	2,355	(416)	(17.7)%
Residential units revenue	$191,187	$161,588	$29,599	18.3%
New homes delivered	448	368	80	21.7%
Average sales price of homes delivered	$422.4	$432.7	$(10.3)	(2.4)%

The $29.6 million increase in residential units revenue was driven by the 21.7% increase in new homes delivered, which was due to a 17.5% increase in our absorption rate for net new home orders per average active selling community, as well as an organic increase in the number of active selling communities. The 2.4% decrease in the average sales price of homes delivered for the three months ended March 31, 2020 was attributable to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Net new home orders	632	444	188	42.3%
Cancellation rate	16.5%	15.4%	1.1%	7.1%
Absorption rate per average active selling community per quarter	6.7	5.7	1.0	17.5%
Average active selling communities	94	78	16	20.5%
Active selling communities at end of period	93	79	14	17.7%
Backlog	$427,322	$307,548	$119,774	38.9%
Backlog (units)	970	658	312	47.4%
Average sales price of backlog	$440.5	$467.4	$(26.9)	(5.8)%

Net new home orders increased 42.3% over the prior year period. The increase is a result of increased demand in response to lower interest rates and a 20.5% increase in average selling communities. Our absorption rate per average active selling community increased 17.5% year over year. Net new order volume slowed dramatically in March 2020, down 5.9% versus March 2019 as a result of the COVID-19 pandemic. The slowdown was a function of a cancellation rate of 28.4% in March versus 10.7% in January and 11.1% in February, as well as a marked decline in gross new orders. This slowdown has continued into April. As a result, our results for the three months ended March 31, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 has impacted and will continue to impact our business and operations.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 16.5% for the three months ended March 31, 2020, compared to 15.4% for the three months ended March 31, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally includes a lower percentage of the first time homebuyers than the industry average. As previously stated, in March 2020, the level of cancellations was adversely impacted by the economic impacts of the COVID-19 pandemic.
The $119.8 million increase in value of backlog was due to the 47.4% increase in the number of homes in backlog, partially offset by the 5.8% decrease in the average sales price of backlog. The 47.4% increase in the number of homes in backlog was due to a 17.5% increase in the absorption rate per average active selling community and a 20.5% increase in the number of average active selling communities. The decrease of the average sales price of homes in backlog was the result of change in product mix.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Home closings revenue	$189,248	100.0%	$159,233	100.0%
Cost of homebuilding units	145,591	76.9%	126,083	79.2%
Homebuilding gross margin	$43,657	23.1%	$33,150	20.8%

Mechanic’s lien contracts revenue	$1,939	100.0	$2,355	100.0%
Cost of mechanic’s lien contracts	1,596	82.3	1,745	74.1%
Mechanic’s lien contracts gross margin	$343	17.7	$610	25.9%

Residential units revenue	$191,187	100.0%	$161,588	100.0%
Cost of residential units	147,187	77.0%	127,828	79.1%
Residential units gross margin	$44,000	23.0%	$33,760	20.9%

Cost of residential units for the three months ended March 31, 2020 increased by $19.4 million, or 15.1%, compared to the three months ended March 31, 2019, primarily due to the 21.7% increase in the number of new homes delivered.

Residential units gross margin for the three months ended March 31, 2020 increased to 23.0%, compared to 20.9% for the three months ended March 31, 2019, primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Lots revenue	$22,080	$7,030	$15,050	214.1%
Land revenue	—	10	(10)	(100.0)%
Land and lots revenue	$22,080	$7,040	$15,040	213.6%
Lots closed	138	47	91	193.6%
Average sales price of lots closed	$160.0	$149.6	$10.4	7.0%
Lots revenue increased by 214.1%, driven by a 193.6% increase in the number of lots closed and an average lot price increase of 7.0%.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$25,460	$20,819	13.3%	12.9%
Land development	327	409	1.5%	5.8%
Corporate, other and unallocated	1,082	1,838	—	—
Total selling, general and administrative expenses	$26,869	$23,066	12.6%	13.7%

The 1.1% decrease of total selling, general and administrative expenses as a percentage of revenue was driven by an increase in revenues and in capitalized overhead adjustments.

Builder Operations
The 0.4% increase in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to increases in expenditures to support the growth in homes sales. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 4.3% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to internal cost efficiencies, as some of our selling, general and administrative expenses did not increase with the increase of land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2020 was $1.1 million, compared to $1.8 million for the three months ended March 31, 2019, the decrease driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $2.6 million, or 38.9%, for the three months ended March 31, 2020, compared to $1.8 million for the three months ended March 31, 2019, primarily due to an increase in earnings from GB Challenger, LLC and the formation of Green Brick Mortgage, LLC.

Other (Loss) Income, Net
Other (loss) income, net, decreased to a loss of $1.9 million for the three months ended March 31, 2020, compared to income of $1.6 million for the three months ended March 31, 2019, the decrease primarily attributable to a $3.0 million increase in write-offs of option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations and customer earnest money deposit of $1.3 million on the sale of finished lots forfeited during the three months ended March 31, 2019, partially offset by an increase in title closing and settlement services.
Income Tax Expense
Income tax expense increased to $6.0 million for the three months ended March 31, 2020 from $3.8 million for the three months ended March 31, 2019, the increase driven primarily by the increase in taxable income.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2020 and December 31, 2019. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	March 31, 2020	December 31, 2019
Lots owned
Central	3,803	4,223
Southeast	2,306	2,196
Total lots owned	6,109	6,419
Lots controlled
Central	2,123	1,410
Southeast	452	1,147
Total lots controlled	2,575	2,557
Total lots owned and controlled (1)	8,684	8,976
Percentage of lots owned	70.3%	71.5%

(1)Total lots excludes lots with homes under construction.

The decrease in the number of lots is related primarily to the Company’s decision to abandon certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations.

Liquidity and Capital Resources Overview
As of March 31, 2020 and December 31, 2019, we had $105.9 million and $33.3 million of unrestricted cash and cash equivalents, respectively. In response to the extraordinary circumstances created by the economic impacts of the COVID-19 pandemic, management took measures to significantly curtail further land and lot acquisitions and accumulate liquidity by drawing up our senior unsecured revolving credit facility to the extent of our commitments thereunder. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities. However, based on our current expectations regarding the potential impact of the COVID-19 pandemic on our future results of operations, we are seeking to control our discretionary capital investments and have temporarily limited the construction of unsold, speculative units, purchases of lots and investment in raw land and associated costs of land development to reflect the lower levels of home sales orders that are anticipated for 2020, and have limited the number of new communities in which we had planned to open in 2020 based on an evaluation of competition and supply.

Our principal uses of capital for the three months ended March 31, 2020 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit and the senior unsecured notes, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 36.8% as of March 31, 2020. Apart from the unusual circumstances created by the economic impacts of the COVID-19 pandemic, it is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Given our large accumulation of cash and cash equivalents as of March 31, 2020, our net debt to total capitalization ratio, which is a non-GAAP financial measure calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents, remained low at 27.9%.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of March 31, 2020:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$316,224	$(105,860)	$210,364
Total Green Brick Partners, Inc. stockholders’ equity	542,982	—	542,982
Total capitalization	$859,206	$(105,860)	$753,346

Debt to total capitalization ratio	36.8%
Net debt to total capitalization ratio			27.9%

Key Sources of Liquidity

The Company’s key sources of liquidity were funds generated by operations and borrowings during the three months ended March 31, 2020.

As of March 31, 2020, we had $29.0 million outstanding under our secured revolving credit facility, down from $38.0 million as of December 31, 2019. Borrowings on the secured revolving credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of March 31, 2020, the interest rate on outstanding borrowings under the secured revolving credit facility was 4.00% per annum.

As of March 31, 2020, we had $215.0 million outstanding under our unsecured revolving credit facility, up from $128.0 million as of December 31, 2019. Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the full amount of our unsecured revolving credit facility during the three months ended March 31, 2020. We used a portion of these borrowings to pay down our secured revolving credit facility and the remainder are held in cash and cash equivalents. Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021 for $30.0 million and December 14, 2022 for $185.0 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of March 31, 2020, the interest rates on outstanding borrowings under the unsecured revolving credit facility ranged from 3.25% to 3.44% per annum.

In addition, we had an aggregate of $75.0 million in senior unsecured notes as of March 31, 2020 and December 31, 2019. Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest, which accrues at a fixed rate of 4.00% per annum, is payable quarterly in arrears commencing November 8, 2019.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2020. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of March 31, 2020, our interest coverage on a last 12 months’ basis was 7.93 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $364.0 million and, as of March 31, 2020, we had $541.6 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of March 31, 2020, we had a rolling average ratio of 34.7%.

For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 6 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

•Operating activities. Net cash provided by operating activities for the three months ended March 31, 2020 was $1.2 million, compared to $9.2 million used in operating activities during the three months ended March 31, 2019. The net cash inflows for the three months ended March 31, 2020 were primarily driven by $21.6 million of cash generated from business operations and a $6.9 million increase in accrued expenses, partially offset by an increase in inventory of $16.9 million, an increase in earnest money deposits of $7.4 million, a decrease in customer and builder deposits of $1.4 million, and an increase in other assets of $1.6 million.

•Investing activities. Net cash used in investing activities for the three months ended March 31, 2020 increased to $1.1 million, compared to $0.6 million for the three months ended March 31, 2019.

•Financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 was $74.8 million, compared to $5.3 million used in financing activities during the three months ended March 31, 2019. The cash inflows for the three months ended March 31, 2020 were primarily due to borrowings on lines of credit of $126.0 million, partially offset by $48.0 million of repayments of lines of credit and $3.0 million of distributions to noncontrolling interests partners.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. As of March 31, 2020, the Company had earnest money deposits of $22.5 million at risk associated with contracts to purchase 2,575 lots past feasibility studies with an aggregate purchase price of approximately $199.0 million.

Deposits and pre-acquisition costs written off related to option contracts abandoned totaled $3.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Management determined to abandon certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations.

Letters of Credit and Performance Bonds
Refer to Note 13 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 3 in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

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

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. In addition to those risks set forth below, many of the risk factors contained in our Form 10-K are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

The recent COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In addition, there have been extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The COVID-19 pandemic and these governmental actions began to have a material adverse impact on our results of operations in the second half of March 2020 and we expect it to continue to adversely affect our business and results of operations.

Our first focus in addressing the impact of the COVID-19 pandemic was implementing steps to minimize the risk to our employees, trade partners and customers. While residential homebuilding is considered an essential service in each of the markets in which we operate, we are still taking steps to increase the safety of our employees, trade partners and customers. For example, we (1) closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers, following recommended distancing and other health and safety protocols when meeting in person with a customer, (2) modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening, (3) modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting and (4) eliminated non-emergency interior warranty work in our customers’ homes.

From a business standpoint, we are also taking steps to address the current and anticipated economic impact of the COVID-19 pandemic on our operations and the homebuilding industry as a whole. While the first two months of the year reflected strong new home sales and closings, in the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions has reduced our net new home sales and our home sales per community as compared to the same period in the prior year and has resulted in materially increased cancellations. This had an adverse effect on our first quarter results of operations. Once the economy has been effectively reopened to active commerce, it is anticipated to have a greater impact on our results for the balance of 2020 as the number of closings will be negatively impacted by reduced net new home sales during this period but we are unable to anticipate the extent of the reduction. Furthermore, based on recent unemployment rates and economic slowdown, which have typically led to reduced consumer confidence, reduced discretionary income and tighter credit requirements for mortgages, we expect that this slowdown in net new home sales will continue in the upcoming quarters and there may be an increase in cancellations. Consequently, we have taken the following steps as we seek to align our cost structure and our capital requirements with our current anticipated level of sales, builds and closings:

•focused on completing and closing the record amount of sold homes in backlog that are under construction;
•temporarily limited the construction of unsold, speculative units to the next completion stage of construction;
•temporarily limited our purchases of lots and land and development of land to reflect the lower levels of home sales orders that are anticipated for 2020, as compared to expectations prior to the pandemic and limited the number of new communities in which we had planned to open in 2020 based on an evaluation of competition and supply;
•decided to not open Trophy Signature Homes in Houston; and
•taken steps to reduce our overall headcount and our selling, general and administrative expenses to align with anticipated activity in the upcoming quarters.

The length and extent of the impact of the COVID-19 pandemic on the economy and the homebuilding industry at this point is difficult to estimate as is the potential mitigating effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. However, if there is a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net new sales orders, homes delivered, revenues, and profitability. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. Any of these actions could have a material adverse effect on our business, results of operations and financial condition.

ITEM 5. OTHER INFORMATION

Item 7.01

In an effort to address the impact of the COVID-19 pandemic on the Company’s financial results, the Company has taken steps to reduce overall headcount and selling, general and administrative expenses to align with anticipated activity in the upcoming quarters. Specifically, the Company has implemented (i) an approximately 18% reduction in its number of employees, and (ii) a base salary reduction through the remainder of 2020 ranging from 5% to 30%. In addition, effective as of April 1, 2020 the Company’s Chief Executive Officer voluntarily agreed to a 32% reduction in his base salary over the remainder of the year and each of the Company’s directors voluntarily agreed to reduce their cash retainers by 30% over the remainder of the year.

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

* Filed with this Form 10-Q.
** Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.
/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

/s/ Richard A. Costello
By: Richard A. Costello
Its: Chief Financial Officer

Date: May 11, 2020