Form 10-Q
period 2020-06-30
Green Brick Partners, Inc.
filed 2020-08-04
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

The number of shares of the Registrant's common stock outstanding as of July 31, 2020 was 50,661,919.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$43,162	$33,269
Restricted cash	8,159	4,416
Receivables	14,487	4,720
Inventory	751,121	753,567
Investments in unconsolidated entities	35,130	30,294
Right-of-use assets - operating leases	3,073	3,462
Property and equipment, net	3,994	4,309
Earnest money deposits	19,427	14,686
Deferred income tax assets, net	15,377	15,262
Intangible assets, net	665	707
Goodwill	680	680
Other assets	14,973	10,167
Total assets	$910,248	$875,539
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$28,722	$30,044
Accrued expenses	39,391	24,656
Customer and builder deposits	20,893	23,954
Lease liabilities - operating leases	3,161	3,564
Borrowings on lines of credit, net	143,875	164,642
Senior unsecured notes, net	73,527	73,406
Notes payable	4,249	—
Contingent consideration	—	5,267
Total liabilities	313,818	325,533
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	12,485	13,611
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,053,858 and 50,879,949 issued and 50,661,919 and 50,488,010 outstanding as of June 30, 2020 and December 31, 2019, respectively	511	509
Treasury stock, at cost, 391,939 and 391,939 shares as of June 30, 2020 and December 31, 2019, respectively	(3,167)	(3,167)
Additional paid-in capital	292,887	290,799
Retained earnings	285,528	235,027
Total Green Brick Partners, Inc. stockholders’ equity	575,759	523,168
Noncontrolling interests	8,186	13,227
Total equity	583,945	536,395
Total liabilities and equity	$910,248	$875,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential units revenue	$228,667	$175,054	$419,854	$336,642
Land and lots revenue	4,166	8,452	26,246	15,492
Total revenues	232,833	183,506	446,100	352,134
Cost of residential units	175,723	136,592	322,910	264,420
Cost of land and lots	3,215	6,633	20,326	12,067
Total cost of revenues	178,938	143,225	343,236	276,487
Total gross profit	53,895	40,281	102,864	75,647
Selling, general and administrative expenses	(25,672)	(22,457)	(52,541)	(45,523)
Change in fair value of contingent consideration	—	197	—	(257)
Equity in income of unconsolidated entities	5,174	2,697	7,739	4,543
Other income, net	2,788	738	879	2,365
Income before income taxes	36,185	21,456	58,941	36,775
Income tax expense	1,348	5,332	7,388	9,160
Net income	34,837	16,124	51,553	27,615
Less: Net income attributable to noncontrolling interests	1,190	1,664	1,989	550
Net income attributable to Green Brick Partners, Inc.	$33,647	$14,460	$49,564	$27,065

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.67	$0.29	$0.98	$0.53
Diluted	$0.66	$0.29	$0.98	$0.53
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,583	50,655	50,519	50,609
Diluted	50,692	50,724	50,669	50,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended June 30, 2020 and 2019:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	51,008,861	$510	(391,939)	$(3,167)	$294,695	$250,944	$542,982	$10,900	$553,882
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	44,997	1	—	—	—	—	1	—	1
Amortization of deferred share-based compensation	—	—	—	—	84	—	84	—	84
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(1,892)	—	(1,892)	—	(1,892)
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Distributions	—	—	—	—	—	—	—	(2,281)	(2,281)
Net income	—	—	—	—	—	33,647	33,647	504	34,151
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	50,820,548	$508	(144,618)	$(1,041)	$291,271	$190,131	$480,869	$4,788	$485,657
Share-based compensation	—	—	—	—	71	—	71	—	71
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	59,401	1	—	—	—	—	1	—	1
Amortization of deferred share-based compensation	—	—	—	—	117	—	117	—	117
Stock repurchases	—	—	(39,320)	(328)	—	—	(328)	—	(328)
Accretion of redeemable noncontrolling interest	—	—		—	(1,720)	—	(1,720)	—	(1,720)
Distributions	—	—	—	—	—	—	—	(258)	(258)
Net income	—	—	—	—	—	14,460	14,460	643	15,103
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the six months ended June 30, 2020 and 2019:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,598	—	1,601	—	1,601
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	218	—	218	—	218
Change in fair value of redeemable noncontrolling interest	—	—	—	—	863	—	863	—	863
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	49,564	49,564	747	50,311
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	142	—	142	—	142
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,464	—	1,467	—	1,467
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(544)	—	(545)	—	(545)
Amortization of deferred share-based compensation	—	—	—	—	218	—	218	—	218
Stock repurchases	—	—	(47,182)	(388)	—	—	(388)	—	(388)
Accretion of redeemable noncontrolling interest	—	—	—	—	(2,840)	—	(2,840)	—	(2,840)
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income (loss)	—	—	—	—	—	27,065	27,065	(1,115)	25,950
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$51,553	$27,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,539	1,678
Share-based compensation expense	1,819	1,827
Change in fair value of contingent consideration	—	257
Deferred income taxes, net	(115)	556
Equity in income of unconsolidated entities	(7,739)	(4,543)
Allowances for option deposits and pre-acquisition costs	1,532	503
Distributions of income from unconsolidated entities	3,393	1,673
Changes in operating assets and liabilities:
Increase in receivables	(9,767)	(167)
Decrease (increase) in inventory	2,798	(50,647)
(Increase) decrease in earnest money deposits	(6,273)	3,882
(Increase) decrease in other assets	(4,820)	249
Decrease in accounts payable	(1,322)	(669)
Increase (decrease) in accrued expenses	14,735	(1,276)
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(1,332)
Decrease in customer and builder deposits	(3,061)	(400)
Net cash provided by (used in) operating activities	39,005	(20,794)
Cash flows from investing activities:
Investments in unconsolidated entities	(490)	—
Purchase of property and equipment	(1,180)	(1,143)
Net cash used in investing activities	(1,670)	(1,143)
Cash flows from financing activities:
Borrowings from lines of credit	112,000	93,500
Repayments of lines of credit	(133,000)	(61,500)
Proceeds from notes payable	10,562	—
Repayments of notes payable	(6,313)	—
Payment of contingent consideration	—	(514)
Payments of withholding tax on vesting of restricted stock awards	(592)	(544)
Stock repurchases	—	(388)
Contributions from noncontrolling interests	400	—
Distributions to redeemable noncontrolling interest	(1,505)	(527)
Distributions to noncontrolling interests	(5,251)	(10,993)
Net cash (used in) provided by financing activities	(23,699)	19,034
Net increase (decrease) in cash and cash equivalents and restricted cash	13,636	(2,903)
Cash and cash equivalents, beginning of period	33,269	38,315
Restricted cash, beginning of period	4,416	3,440
Cash and cash equivalents and restricted cash, beginning of period	37,685	41,755
Cash and cash equivalents, end of period	43,162	34,383
Restricted cash, end of period	8,159	4,469
Cash and cash equivalents and restricted cash, end of period	$51,321	$38,852

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$13	$7,520

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or subsequent periods due to seasonal variations and other factors, such as the effects of novel coronavirus (“COVID-19”) and its influence on our future results.

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

Reclassifications
Beginning in the first quarter of 2020, the Company reclassified the allowances for option deposits and pre-acquisition costs related to option contracts from selling, general and administrative expenses to other (loss) income, net in the consolidated statements of income to conform to current year presentation. There was no impact on net income from the reclassification in any period.

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Newly identified significant accounting policies during the six months ended June 30, 2020 are presented below.
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

2. VARIABLE INTEREST ENTITIES

On April 29, 2020, through a series of transactions, the Company acquired the remaining membership and voting interests in our subsidiary, CB JENI Homes DFW LLC (“CB JENI”). As a result, CB JENI became an indirect wholly owned subsidiary of the Company, was no longer considered a VIE and was consolidated based on the majority voting interest pursuant to ASC 810.

As both the entity wholly owned by the Company to which CB JENI ownership interests were assigned and CB JENI were controlled by the Company on April 29, 2020, the acquisition of the remaining membership interest was accounted for at the carrying amounts on CB JENI’s books, pursuant to provisions of ASC 805 that govern transactions between entities under common control.

3. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2020	December 31, 2019
Homes completed or under construction	$318,232	$314,966
Land and lots - developed and under development	426,551	437,553
Land held for sale	6,338	1,048
Total inventory	$751,121	$753,567

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest capitalized at beginning of period	$18,876	$16,526	$18,596	$14,780
Interest incurred	2,708	3,128	5,667	6,014
Interest charged to cost of revenues	(2,793)	(2,455)	(5,472)	(3,595)
Interest capitalized at end of period	$18,791	$17,199	$18,791	$17,199

Capitalized interest as a percentage of inventory	2.5%	2.4%	2.5%	2.4%

As of June 30, 2020, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of June 30, 2020, the Company performed further impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $9.9 million. For the three and six months ended June 30, 2020, the Company recorded $0.0 million and a de minimis impairment adjustment, respectively, to reduce the carrying value of impaired communities to fair value.

An impairment adjustment of $0.1 million to reduce the carrying value of impaired communities to fair value was recorded for the three and six months ended June 30, 2019.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

In May 2020, we established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49.0% in BHome Mortgage.

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Cash	$15,917	$11,699
Accounts receivable	1,432	3,252
Bonds and notes receivable	7,342	5,864
Loans held for sale, at fair value	29,482	23,143
Inventory	83,718	73,704
Other assets	5,977	4,012
Total assets	$143,868	$121,674
Liabilities:
Accounts payable	$5,814	$1,726
Accrued expenses and other liabilities	8,377	7,784
Notes payable	68,226	58,223
Total liabilities	$82,417	$67,733
Owners’ equity:
Green Brick	$30,563	$25,910
Others	30,888	28,031
Total owners’ equity	$61,451	$53,941
Total liabilities and owners’ equity	$143,868	$121,674

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$52,948	$43,261	$88,313	$74,358
Costs and expenses	42,337	37,804	72,152	65,121
Net earnings of unconsolidated entities	$10,611	$5,457	$16,161	$9,237
Company’s share in net earnings of unconsolidated entities	5,174	2,697	$7,739	$4,543

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Secured revolving credit facility	$15,000	$38,000
Unsecured revolving credit facility	130,000	128,000
Debt issuance costs, net of amortization	(1,125)	(1,358)
Total borrowings on lines of credit, net	$143,875	$164,642

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

The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. As of June 30, 2020, the maturity date of the Secured Revolving Credit Facility is May 1, 2022.

As of June 30, 2020, letters of credit outstanding totaling $8.9 million reduced the aggregate maximum commitment amount to $26.1 million.

As of June 30, 2020, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Unsecured Revolving Credit Facility
On December 15, 2015, the Company entered into a credit agreement (the “Credit Agreement”), providing for a senior, unsecured revolving credit facility with initial aggregate lending commitments of up to $40.0 million (the “Unsecured Revolving Credit Facility”).

As amended, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of June 30, 2020 was $215.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million and December 14, 2022 for $185.0 million out of the aggregate lending commitment of $215.0 million. As of June 30, 2020, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.67% to 2.68% per annum.

Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the full amount of our Unsecured Revolving Credit Facility during the three months ended March 31, 2020. During the three months ended June 30, 2020, we paid our Unsecured Revolving Credit Facility down to prior levels once it was apparent that the Company’s access to liquidity in the financial markets was not impaired.

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

6. REDEEMABLE NONCONTROLLING INTEREST

The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by our Florida-based partner that is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements.
In February 2020, the Company and the minority partner of GRBK GHO amended the operating agreement of GRBK GHO to change the initial date upon which the put and purchase options related to the redeemable noncontrolling interest can be exercised from April 2021 to April 2024.
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$11,412	$10,295
Net income attributable to redeemable noncontrolling interest partner	686	1,021
Distributions of income to redeemable noncontrolling interest partner	(1,505)	(527)
Change in fair value of redeemable noncontrolling interest	1,892	1,720
Redeemable noncontrolling interest, end of period	$12,485	$12,509

	Six Months Ended June 30,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$13,611	$8,531
Net income attributable to redeemable noncontrolling interest partner	1,242	1,665
Distributions of income to redeemable noncontrolling interest partner	(1,505)	(527)
Change in fair value of redeemable noncontrolling interest	(863)	2,840
Redeemable noncontrolling interest, end of period	$12,485	$12,509
Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2019 through December 31, 2019, and contingent consideration of $5.3 million was earned by the minority partner in 2019 and paid by the Company in April 2020 in addition to a $1.5 million distribution of income. As of June 30, 2020, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2020 through April 26, 2021 was $0, as the Company does not expect GRBK GHO to exceed their hurdle rate of return during the above mentioned time period.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the six months ended June 30, 2020, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards ("RSA") to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2021 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 75,708 shares of common stock from EOs, at a total cost of $0.6 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2019	59	$9.05
Granted	250	$8.63
Vested	(264)	$8.10
Forfeited	—	$—
Nonvested, June 30, 2020	45	$12.33

Stock Options
A summary of stock options activity during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2019	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2020	500	$7.49	4.32	$2,180
Options exercisable, June 30, 2020	500	$7.49	4.32	$2,180

Share-Based Compensation Expense
Share-based compensation expense was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was $0.0 million and $0.0 million for the three months ended June 30, 2020 and 2019, respectively.

Share-based compensation expense was $1.8 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was $0.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.5 million which is expected to be recognized over a weighted-average period of 1.0 year.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$151,851	$3,926	$79,168	$8,452
Southeast	76,816	240	95,886	—
Total revenues	$228,667	$4,166	$175,054	$8,452

Type of Customer
Homebuyers	$228,667	$—	$175,054	$—
Homebuilders	—	4,166	—	8,452
Total revenues	$228,667	$4,166	$175,054	$8,452

Product Type
Residential units	$228,667	$—	$175,054	$—
Land and lots	—	4,166	—	8,452
Total revenues	$228,667	$4,166	$175,054	$8,452

Timing of Revenue Recognition
Transferred at a point in time	$226,785	$4,166	$172,490	$8,452
Transferred over time	1,882	—	2,564	—
Total revenues	$228,667	$4,166	$175,054	$8,452

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$275,276	$26,006	$163,593	$15,482
Southeast	144,578	240	173,049	10
Total revenues	$419,854	$26,246	$336,642	$15,492

Type of Customer
Homebuyers	$419,854	$—	$336,642	$—
Homebuilders	—	26,246	—	15,492
Total revenues	$419,854	$26,246	$336,642	$15,492

Product Type
Residential units	$419,854	$—	$336,642	$—
Land and lots	—	26,246	—	15,492
Total revenues	$419,854	$26,246	$336,642	$15,492

Timing of Revenue Recognition
Transferred at a point in time	$416,033	$26,246	$331,723	$15,492
Transferred over time	3,821	—	4,919	—
Total revenues	$419,854	$26,246	$336,642	$15,492

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2020	December 31, 2019
Customer and builder deposits	$20,893	$23,954

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

        The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Type of Customer
Homebuyers	$7,239	$7,180	$11,925	$9,840
Homebuilders	639	857	4,280	1,682
Total deposits recognized as revenue	$7,878	$8,037	$16,205	$11,522

Performance Obligations
There was no revenue recognized during the six months ended June 30, 2020 and 2019 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $34.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2020	$16,652
2021	15,348
2022	2,048
Total	$34,048

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues: (1)
Builder operations
Central	$152,235	$79,168	$275,660	$163,593
Southeast	77,056	95,886	144,818	173,059
Total builder operations	229,291	175,054	420,478	336,652
Land development	3,542	8,452	25,622	15,482
Total revenues	$232,833	$183,506	$446,100	$352,134

Gross profit:
Builder operations
Central	$39,229	$17,903	$69,945	$36,020
Southeast	20,433	24,855	38,587	44,142
Total builder operations	59,662	42,758	108,532	80,162
Land development	593	2,119	6,775	3,902
Corporate, other and unallocated (2)	(6,360)	(4,596)	(12,443)	(8,417)
Total gross profit	$53,895	$40,281	$102,864	$75,647

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income before income taxes:
Builder operations
Central	$25,137	$6,916	$37,005	$13,854
Southeast	12,259	14,962	21,063	24,114
Total builder operations	37,396	21,878	58,068	37,968
Land development	160	1,622	5,737	4,299
Corporate, other and unallocated (3)	(1,371)	(2,044)	(4,864)	(5,492)
Income before income taxes	$36,185	$21,456	$58,941	$36,775

	June 30, 2020	December 31, 2019
Inventory:
Builder operations
Central	$340,517	$251,677
Southeast	176,205	168,140
Total builder operations	516,722	419,817
Land development	207,517	308,071
Corporate, other and unallocated (4)	26,882	25,679
Total inventory	$751,121	$753,567

Goodwill: (5)
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and six months ended June 30, 2020 were $0.6 million and $0.6 million, respectively, compared to $0.0 million for the three and six months ended June 30, 2019.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, LLC and investments in unconsolidated subsidiaries.
(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.
(5)In connection with the GRBK GHO business combination, the Company recorded goodwill of $0.7 million.

10. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2020 was $1.3 million and $7.4 million, respectively, compared to $5.3 million and $9.2 million in the prior year periods. The effective tax rate was 3.7% and 12.5% for the three and six months ended June 30, 2020, respectively, compared to 24.9% and 24.9% in the comparable prior year periods. The change in the effective tax rate for the three and six months ended June 30, 2020 relates primarily to the tax benefit of $6.7 million from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the Act”). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Green Brick Partners, Inc.	$33,647	$14,460	$49,564	$27,065

Weighted-average number of shares outstanding - basic	50,583	50,655	50,519	50,609
Basic net income attributable to Green Brick Partners, Inc. per share	$0.67	$0.29	$0.98	$0.53

Weighted-average number of shares outstanding - basic	50,583	50,655	50,519	50,609
Dilutive effect of stock options and restricted stock awards	109	69	150	56
Weighted-average number of shares outstanding - diluted	50,692	50,724	50,669	50,665
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.66	$0.29	$0.98	$0.53

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Antidilutive options to purchase common stock and restricted stock awards	40	35	20	28

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of June 30, 2020 was $77.6 million.

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

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2019	$5,267	$5,267
Payment of contingent consideration	—	—
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(5,267)
Change in fair value of contingent consideration	—	—
Contingent consideration liability, balance as of June 30, 2020	$—	$—

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2020.

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

13. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2020 and 2019, the Company had the following related party transactions in the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of CLH20, LLC (“Centre Living”). Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. During the three and six months ended June 30, 2020, Trevor Brickman made cash contributions to Centre Living of $0.0 million and $0.4 million respectively.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2020, GRBK GHO incurred de minimis rent expense under such lease agreements. As of June 30, 2020, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the six months ended June 30, 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2020, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2020 and December 31, 2019, letters of credit outstanding were $9.0 million for both periods, and performance bonds outstanding totaled $9.3 million and $5.4 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warranty accrual, beginning of period	$4,173	$2,627	$3,840	$2,980
Warranties issued	1,015	768	1,855	1,421
Changes in liability for existing warranties	(52)	47	(139)	(97)
Settlements	(285)	(544)	(705)	(1,406)
Warranty accrual, end of period	$4,851	$2,898	$4,851	$2,898

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2020 and 2019.
As of June 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.3 years and 4.9%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2020 are presented below (in thousands):

Remainder of 2020	$647
2021	1,092
2022	816
2023	1,216
2024	86
Thereafter	153
Total future lease payments	$4,010
Less: Interest	849
Present value of lease liabilities	$3,161

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity; our goals and strategies and their anticipated benefits; the effects of COVID-19 pandemic on the homebuilding industry and our results of operations, business and liquidity, including the impact on demand for new home sales, closings and cancellations, and the availability of human resources, and the steps we are taking to mitigate risk in response to the impact of the pandemic; our intentions and the expected benefits and advantages of our product and land positioning strategies; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of quarter end; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; expectations regarding our industry and our business into 2020 and beyond, the demand for and the pricing of our homes; our land and lot acquisition strategy and potential expansion into new markets; the availability of labor and materials for our operations; the sufficiency of our insurance coverage and warranty accruals; the sufficiency of our capital resources to support our business strategy and to service our debt; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations regarding sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; our strategy to utilize leverage to invest in our business, our leverage target and our expectations regarding access to additional growth capital; our expectations regarding the seasonality and the impact of volatility in the homebuilding industry; and our future compliance with debt covenants.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in the real estate markets across the nation, including a slowdown in real estate markets in regions where we have significant homebuilding or multifamily development activities and as a result of the effects of the COVID-19 pandemic; increases in operating costs, including costs related to labor, construction materials, real estate taxes and insurance, which exceed our ability to increase prices; our inability to successfully execute our strategies; changes in general economic and financial conditions, including as a result of the COVID-19 pandemic and the responsive actions taken by federal, state, and local public health and governmental authorities, that reduce demand for our homes and finished lots, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; increases in cancellations, including as a result of the COVID-19 pandemic; decreased demand for our homes and finished lots, including as a result of the COVID-19 pandemic; increased competition for home sales from other sellers of new and resale homes; supply chain issues, including availability and cost supply necessary for our homebuilding activities, and the impact of the COVID-19 pandemic on global supply chains; increases in mortgage interest rates or tightening of mortgage lending practices; a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; the failure of the controlled builders or third parties with whom we enter into joint ventures, partnerships or other strategic investments; participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; natural disasters and other unforeseen events for which our insurance does not provide adequate coverage; new laws or regulatory changes that adversely affect the profitability of our businesses; our inability to refinance our debt as it matures on terms that are acceptable to us; and changes in accounting standards that adversely affect our reported earnings or financial condition.

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

During the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:
•Home deliveries increased by 40.4%
•Home closings revenue increased by 31.5%
•Average sales price of homes delivered decreased by 6.3%
•Net new home orders increased by 28.5%.

The United States has been severely impacted by a coronavirus (“COVID-19”) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted activities in large segments of the economy. Throughout the pandemic, we have continued to build, close and sell homes in our markets. Initially, sales slowed significantly. For example, during the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions reduced our net new home sales and our home sales per community as compared to the same period in the prior year and materially increased cancellations. As a result, our net sales in April 2020 were down by 42.1% from April 2019. However, during May and June 2020, our sales increased strongly and, with a cancellation rate more in line with our historical experience, we saw net sales increase by 51.7% and 82.1% over May and June 2019, respectively. We believe the recovery and expansion of our sales activity is related to a variety of factors, including historically low mortgage interest rates, the participation in home ownership in increasing amounts by the millennial generation, the desire of renters to leave high density living conditions, and the relative strength of the markets in which we operate. The Company’s management continues to evaluate the impact of the COVID-19 pandemic on the homebuilding industry, future demand for homes, availability of human resources, and liquidity, among other factors.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change	%
Home closings revenue	$226,785	$172,490	$54,295	31.5%
Mechanic’s lien contracts revenue	1,882	2,564	(682)	(26.6)%
Residential units revenue	$228,667	$175,054	$53,613	30.6%
New homes delivered	553	394	159	40.4%
Average sales price of homes delivered	$410.1	$437.8	$(27.7)	(6.3)%

The $53.6 million increase in residential units revenue was primarily driven by the 40.4% increase in new homes delivered, which was primarily due to a large backlog of homes, an increased number of units under construction entering the quarter, a 6.8% increase in our absorption rate for net new home orders per average active selling community, and an organic increase in the number of active selling communities. The 6.3% decrease in the average sales price of homes delivered for the three months ended June 30, 2020 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB JENI Homes—Townhome Division, that both sell homes at average sales prices that are below the average sales price for the Company.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change	%
Net new home orders	582	453	129	28.5%
Cancellation rate	16.7%	13.7%	3.0%	21.9%
Absorption rate per average active selling community per quarter	6.3	5.9	0.4	6.8%
Average active selling communities	92	77	15	19.5%
Active selling communities at end of period	90	75	15	20.0%
Backlog	$446,573	$331,259	$115,314	34.8%
Backlog (units)	999	717	282	39.3%
Average sales price of backlog	$447.0	$462.0	$(15.0)	(3.2)%

Net new home orders increased 28.5% over the prior year period. The increase is a result of increased demand in response to lower interest rates and a 19.5% increase in average selling communities. Our absorption rate per average active selling community increased 6.8% year over year. Uncertainty caused by COVID-19 dramatically slowed net new home orders volume starting in March 2020 and continuing through April 2020. The combination of a higher cancellation rate and significantly reduced new home sales resulted in net new home orders in April 2020 that were down year over year by 42.1%. Our sales order activity increased strongly in May 2020 with a simultaneous return to a cancellation rate more in line with our historical experience. Our net new home orders in May and June 2020 increased to levels that were 51.7% and 82.1% higher than May and June 2019, respectively.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 16.7% for the three months ended June 30, 2020, compared to 13.7% for the three months ended June 30, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally includes a lower percentage of the first time homebuyers than the industry average.
The $115.3 million increase in value of backlog was due to the 39.3% increase in the number of homes in backlog, partially offset by the 3.2% decrease in the average sales price of backlog. The 39.3% increase in the number of homes in backlog was due to a 6.8% increase in the absorption rate per average active selling community and a 19.5% increase in the number of average active selling communities, as well as the record level of backlog entering the quarter. The decrease of the average sales price of homes in backlog was the result of change in product mix.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2020		2019
Home closings revenue	$226,785	100.0%	$172,490	100.0%
Cost of homebuilding units	174,176	76.8%	134,641	78.1%
Homebuilding gross margin	$52,609	23.2%	$37,849	21.9%

Mechanic’s lien contracts revenue	$1,882	100.0	$2,564	100.0%
Cost of mechanic’s lien contracts	1,547	82.2	1,951	76.1%
Mechanic’s lien contracts gross margin	$335	17.8	$613	23.9%

Residential units revenue	$228,667	100.0%	$175,054	100.0%
Cost of residential units	175,723	76.8%	136,592	78.0%
Residential units gross margin	$52,944	23.2%	$38,462	22.0%

Cost of residential units for the three months ended June 30, 2020 increased by $39.1 million, or 28.6%, compared to the three months ended June 30, 2019, primarily due to the 40.4% increase in the number of new homes delivered.

Residential units gross margin for the three months ended June 30, 2020 increased to 23.2%, compared to 22.0% for the three months ended June 30, 2019, primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change	%
Lots revenue	$3,782	$8,452	$(4,670)	(55.3)%
Land revenue	384	—	384	100%
Land and lots revenue	$4,166	$8,452	$(4,286)	(50.7)%
Lots closed	26	58	(32)	(55.2)%
Average sales price of lots closed	$145.5	$145.7	$(0.2)	(0.1)%
Lots revenue decreased by 55.3%, primarily driven by a 55.2% decrease in the number of lots closed and an average lot price decrease of 0.1%.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$24,585	$21,629	10.7%	12.4%
Land development	284	315	8.0%	3.7%
Corporate, other and unallocated	803	513	—	—
Total selling, general and administrative expenses	$25,672	$22,457	11.0%	12.2%

The 1.2% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by an increase in revenues, reductions in the number of employees and in base salaries implemented effective April 1, 2020, and decreased capitalized overhead adjustments. During the quarter, most base salary reductions were reversed and headcount had only increased by 3.0% from April 1, 2020.

Builder Operations
The 1.7% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in Builder operations revenues and the payroll reductions noted above. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 4.3% increase in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to a decrease in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2020 was $0.8 million, compared to $0.5 million for the three months ended June 30, 2019, the increase driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $5.2 million, or 91.8%, for the three months ended June 30, 2020, compared to $2.7 million for the three months ended June 30, 2019, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC.

Other (Loss) Income, Net
Other income, net, increased to $2.8 million for the three months ended June 30, 2020, compared to income of $0.7 million for the three months ended June 30, 2019, the increase primarily attributable to an increase in title closing and settlement services, and to a net $1.9 million gain related to reversals of allowances related to option deposits and pre-acquisition costs recorded in the first quarter of 2020 in response to COVID-19 pandemic considerations. In the second quarter, the Company determined to proceed with the projects related to the option deposits in question.
Income Tax Expense
Income tax expense was $1.3 million for the three months ended June 30, 2020 compared to a $5.3 million for the three months ended June 30, 2019, the decrease was driven primarily by the favorable impact of federal net energy tax credits of $6.7 million that we earned from building energy-efficient homes in open prior tax years. Refer to Note 10 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Change	%
Home closings revenue	$416,033	$331,723	$84,310	25.4%
Mechanic’s lien contracts revenue	3,821	4,919	(1,098)	(22.3)%
Residential units revenue	$419,854	$336,642	$83,212	24.7%
New homes delivered	1,001	762	239	31.4%
Average sales price of homes delivered	$415.6	$435.3	$(19.7)	(4.5)%

The $84.3 million increase in residential units revenue was driven by the 31.4% increase in new homes delivered, which was due to a 10.2% increase in our absorption rate for net new home orders per average active selling community, as well as an organic increase in the number of active selling communities. The 4.5% decrease in the average sales price of homes delivered for the six months ended June 30, 2020 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB Jeni Homes—Townhome Division, that both sell homes at average sales prices that are below the average sales price for the Company.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Change	%
Net new home orders	1,214	898	316	35.2%
Cancellation rate	16.6%	14.1%	2.5%	17.7%
Absorption rate per average active selling community per quarter	6.5	5.9	0.6	10.2%
Average active selling communities	93	76	17	22.4%
Active selling communities at end of period	90	75	15	20.0%

Net new home orders increased 35.2% over the prior year period. The increase is a result of increased demand in response to lower interest rates and a 22.4% increase in average selling communities. Our absorption rate per average active selling community increased 10.2% year over year. In January and February 2020, net sales increased by 77.5% year over year. In March 2020 sales were down 6.0% as compared to the prior year with a cancellation rate of 28.4% as a result of the COVID-19 pandemic. This slowdown continued into April with a decrease in net sales of 42.1% year over year. However, increased activity in sales orders and a cancellation rate more in line with our historical experience resulted in a dramatic net sales increase in May and June 2020 of 66.7% year over year.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 16.6% for the six months ended June 30, 2020, compared to 14.1% for the six months ended June 30, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the low end of the industry average, which we believe is due to our target buyer demographics which generally includes a lower percentage of the first time homebuyers than the industry average. As previously stated, in March and April 2020, the level of cancellations was adversely impacted by the economic impacts of the COVID-19 pandemic.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2020		2019
Home closings revenue	$416,033	100.0%	$331,723	100.0%
Cost of homebuilding units	319,767	76.9%	260,724	78.6%
Homebuilding gross margin	$96,266	23.1%	$70,999	21.4%

Mechanic’s lien contracts revenue	$3,821	100.0	$4,919	100.0%
Cost of mechanic’s lien contracts	3,143	82.3	3,696	75.1%
Mechanic’s lien contracts gross margin	$678	17.7	$1,223	24.9%

Residential units revenue	$419,854	100.0%	$336,642	100.0%
Cost of residential units	322,910	76.9%	264,420	78.5%
Residential units gross margin	$96,944	23.1%	$72,222	21.5%

Cost of residential units for the six months ended June 30, 2020 increased by $58.5 million, or 22.1%, compared to the six months ended June 30, 2019, primarily due to the 31.4% increase in the number of new homes delivered.

Residential units gross margin for the six months ended June 30, 2020 increased to 23.1%, compared to 21.5% for the six months ended June 30, 2019, primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Change	%
Lots revenue	$25,862	$15,482	$10,380	67.0%
Land revenue	384	$10	374	3,740.0%
Land and lots revenue	$26,246	$15,492	$10,754	69.4%
Lots closed	164	105	59	56.2%
Average sales price of lots closed	$157.7	$147.4	$10.3	7.0%

Lots revenue increased by 67.0%, driven by a 56.2% increase in the number of lots closed and an average lot price increase of 7.0%.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$50,045	$42,448	11.9%	12.6%
Land development	611	724	2.4%	4.7%
Corporate, other and unallocated	1,885	2,351	—	—
Total selling, general and administrative expenses	$52,541	$45,523	11.8%	12.9%

The 1.1% decrease of total selling, general and administrative expenses as a percentage of revenue was driven by an increase in revenues, reductions in the number of employees and in base salaries implemented effective April, 1, 2020, and decreased capitalized overhead adjustments. Most base salary reductions were reversed during the three months ended June 30, 2019 but headcount has only increased by 3.0% from April 1, 2020.
Builder Operations
The 0.7% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to increases in Builder operations revenues and the payroll deductions noted above. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 2.3% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to internal cost efficiencies, as some of our selling, general and administrative expenses did not increase with the increase of land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2020 was $1.9 million, compared to $2.4 million for the six months ended June 30, 2019, the decrease driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $7.7 million, or 70.3%, for the six months ended June 30, 2020, compared to $4.5 million for the six months ended June 30, 2019, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC.

Other (Loss) Income, Net
Other income, net, of $0.9 million for the six months ended June 30, 2020, compared to income of $2.4 for the six months ended June 30, 2019, decreased primarily due to $1.5 million of allowances for option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations and customer earnest money deposit of $1.3 million on the sale of finished lots forfeited during the six months ended June 30, 2019, partially offset by an increase in title closing and settlement services.
Income Tax Expense
Income tax expense was $7.4 million for the six months ended June 30, 2020 compared to $9.2 million for the six months ended June 30, 2019, the decrease was driven primarily by the favorable impact of federal net energy tax credits of $6.7 million that we earned from building energy-efficient homes in open prior tax years. Refer to Note 10 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2020 and December 31, 2019. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2020	December 31, 2019
Lots owned
Central	3,683	4,223
Southeast	2,187	2,196
Total lots owned	5,870	6,419
Lots controlled
Central	2,332	1,410
Southeast	974	1,147
Total lots controlled	3,306	2,557
Total lots owned and controlled (1)	9,176	8,976
Percentage of lots owned	64.0%	71.5%

(1)Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2020 and December 31, 2019, we had $43.2 million and $33.3 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities. In response to the extraordinary circumstances created by the economic impacts of the COVID-19 pandemic, during the second part of the first quarter of 2020 management took measures to significantly curtail land and lot acquisitions and accumulate liquidity by drawing up our senior unsecured revolving credit facility to the extent of our commitments thereunder. However, as we began to see increased market activity commencing in May and accelerating into June, we re-initiated much of the previously planned capital expenditures that we had placed on hold in March based on market uncertainty. Specifically, we restarted construction of unsold units, recommenced purchases of lots and land and resumed development of land to reflect the market activity. As we move into the third quarter, we continue to see growth, as evidenced by July 2020 showing a 29.2% increase in net sales over July 2019. We have initiated moderate product price increases to offset some cost input increases like lumber and expect to maintain our industry leading high margins. We continue to monitor our fixed costs to position us to be responsive to the changing market conditions and have delivered this growth without returning to prior overhead levels. We also repaid amounts outstanding on our unsecured revolving credit facility down to prior levels once it was apparent that our access to liquidity in the financial markets was not impaired.

Our principal uses of capital for the six months ended June 30, 2020 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 27.8% as of June 30, 2020. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

As of June 30, 2020, our net debt to total capitalization ratio, which is a non-GAAP financial measure calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents, remained low at 23.7%.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of June 30, 2020:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$221,651	$(43,162)	$178,489
Total Green Brick Partners, Inc. stockholders’ equity	575,759	—	575,759
Total capitalization	$797,410	$(43,162)	$754,248

Debt to total capitalization ratio	27.8%
Net debt to total capitalization ratio			23.7%

Key Sources of Liquidity

The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2020.

As of June 30, 2020, we had $15.0 million outstanding under our secured revolving credit facility, down from $38.0 million as of December 31, 2019. Borrowings on the secured revolving credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of June 30, 2020, the interest rate on outstanding borrowings under the secured revolving credit facility was 4.00% per annum.

As of June 30, 2020, we had $130.0 million outstanding under our unsecured revolving credit facility, up from $128.0 million as of December 31, 2019. Based on the unprecedented disruptions to the credit and economic markets arising from the

COVID-19 pandemic, we drew the full amount of our unsecured revolving credit facility during the three months ended March 31, 2020. During the three months ended June 30, 2020 we paid our unsecured revolving credit facility down to prior levels once it was apparent that our access to liquidity in the financial markets was not impaired. Borrowings on the unsecured revolving credit facility have a maturity date of December 14, 2021 for $18.1 million and December 14, 2022 for $111.9 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of June 30, 2020, the interest rates on outstanding borrowings under the unsecured revolving credit facility ranged from 2.67% to 2.68% per annum.

In addition, we had an aggregate of $75.0 million in senior unsecured notes as of June 30, 2020 and December 31, 2019. Principal on the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest, which accrues at a fixed rate of 4.00% per annum, is payable quarterly in arrears commencing November 8, 2019.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2020. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of June 30, 2020, our interest coverage on a last 12 months’ basis was 9.54 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $380.8 million and, as of June 30, 2020, we had $574.4 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of June 30, 2020, we had a rolling average ratio of 30.9%.

As of June 30, 2020, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2020 was $39.0 million, compared to $20.8 million used in operating activities during the six months ended June 30, 2019. The net cash inflows for the six months ended June 30, 2020 were primarily driven by $52.0 million of cash generated from business operations and a $14.7 million increase in accrued expenses, partially offset by an increase in receivables of $9.8 million, an increase in earnest money deposits of $6.3 million, a decrease in customer and builder deposits of $3.1 million, and an increase in other assets of $4.8 million.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2020 increased to $1.7 million, compared to $1.1 million for the six months ended June 30, 2019, primarily driven by a $0.5 million investment into a newly formed equity investee BHome Mortgage LLC.

•Financing activities. Net cash used in financing activities for the six months ended June 30, 2020 was $23.7 million, compared to $19.0 million provided by financing activities during the six months ended June 30, 2019. The cash outflows for the six months ended June 30, 2020 were primarily due to $133.0 million of repayments of lines of credit and $6.8 million of distributions to noncontrolling interests partners, partially offset by borrowings on lines of credit of $112.0 million.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. During the three months ended March 31, 2020, management determined to increase the allowance for certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations. However, during the three months ended June 30, 2020, management reassessed the market situation based on new information available. As a result, reversal of allowances for earnest money deposits and pre-acquisition costs related to option contracts reflected a net gain of $1.9 million and a net loss of $1.5 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the Company had earnest money deposits of $23.2 million at risk associated with contracts to purchase 3,306 lots past feasibility studies with an aggregate purchase price of approximately $254.6 million.

Letters of Credit and Performance Bonds
Refer to Note 14 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of letters of credit and performance bonds outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, and disrupted global supply chains. In addition, there have been extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines and “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While many of these quarantines and “shelter-in-place” orders were lifted in the latter half of the second quarter, based on the recent surge of COVID-19 cases in parts of the country in which we operate, there are concerns that state and local public health and governmental authorities could reimpose restrictions that would affect the economy in general and our operations.

Our first focus in addressing the impact of the COVID-19 pandemic was implementing steps to minimize the risk to our employees, trade partners and customers. While residential homebuilding is considered an essential service in each of the markets in which we operate, we are still taking steps to increase the safety of our employees, trade partners and customers. For example, we (1) initially closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers and have now shifted to walk-in appointments and are following recommended social distancing and other health and safety protocols when meeting in person with a customer, (2) modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening and (3) modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting.

From a business standpoint, the initial impact of the COVID-19 pandemic and the responsive actions taken by federal, state and local public health and governmental authorities resulted in a significant downturn in sales activity in our operations and the homebuilding industry as a whole. For example, in the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions materially reduced our new home sales in March and April, as compared to the same period in the prior year, and increased cancellations. However, as stay-at-home orders and quarantines were lifted, we began to see significant uptick in sales activity in May and June 2020. Nevertheless, there are still significant concerns of the long-term impact of the COVID-19 pandemic on the economy in general and the housing market specifically. For example, we are currently experiencing supply chain issues with the availability of appliances and may experience other adverse impacts on our supply chain, including availability and cost, if the international flow of goods is not normalized. These delays and additional costs could impact our ability to close sales at our anticipated pace and reduce margins. Our financial performance and our future operational results will depend on the duration and spread of the pandemic and related government restrictions, the impact of unemployment rates, and other economic factors all of which are uncertain and cannot be predicted.

As we began to see increased market activity commencing in May and accelerating into June, we re-initiated much of the previously planned capital expenditures that we had placed on hold in March based on market uncertainty. Specifically, we restarted construction of unsold units, recommenced purchases of lots and land and resumed development of land to reflect the market activity. However, we may not be able to continue this level of investment if the economic impact of the COVID-19 pandemic worsens. The length and extent of the impact of the COVID-19 pandemic on the economy and the homebuilding industry is difficult to estimate as is the potential mitigating effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. However, if there is a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net new sales orders, homes delivered, revenues, and profitability. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. Any of these actions could have a material adverse effect on our business, results of operations and financial condition.

ITEM 5. OTHER INFORMATION

Item 5.02(e)

As previously announced, in response to the extreme uncertainty facing the Company and the homebuilding industry in late March as a result of the COVID-19 pandemic, effective as of April 1, 2020 each of the named executive officers, including the

Chief Executive Officer, had voluntarily agreed to reduce their base salaries for the remainder of the calendar year. However, based on the strong sales and financial results generated by the Company during the second quarter of 2020 and the continued strength of sales and revenue anticipated through the end of the year, on July 29, 2020, the Board of Directors of the Company approved reinstating the base salary reductions for each of the named executive officers to the amounts set forth in their respective employment agreements retroactive to April 1, 2020. The complete terms of the employment arrangements with each of the Company’s named executive officers is set forth in their respective employment agreements previously filed with the Securities and Exchange Commission.

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

Date: August 4, 2020