Form 10-Q
period 2020-09-30
Green Brick Partners, Inc.
filed 2020-10-29
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

The number of shares of the Registrant's common stock outstanding as of September 30, 2020 was 50,661,919.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$40,269	$33,269
Restricted cash	10,580	4,416
Receivables	5,651	4,720
Inventory	779,360	753,567
Investments in unconsolidated entities	46,235	30,294
Right-of-use assets - operating leases	2,800	3,462
Property and equipment, net	3,620	4,309
Earnest money deposits	22,263	14,686
Deferred income tax assets, net	15,377	15,262
Intangible assets, net	643	707
Goodwill	680	680
Other assets	17,104	10,167
Total assets	$944,582	$875,539
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$23,127	$30,044
Accrued expenses	49,847	24,656
Customer and builder deposits	29,339	23,954
Lease liabilities - operating leases	2,888	3,564
Borrowings on lines of credit, net	93,489	164,642
Senior unsecured notes, net	111,028	73,406
Notes payable	2,131	—
Contingent consideration	210	5,267
Total liabilities	312,059	325,533
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	13,624	13,611
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,053,858 and 50,879,949 issued and 50,661,919 and 50,488,010 outstanding as of September 30, 2020 and December 31, 2019, respectively	511	509
Treasury stock, at cost, 391,939 and 391,939 shares as of September 30, 2020 and December 31, 2019, respectively	(3,167)	(3,167)
Additional paid-in capital	292,388	290,799
Retained earnings	320,347	235,027
Total Green Brick Partners, Inc. stockholders’ equity	610,079	523,168
Noncontrolling interests	8,820	13,227
Total equity	618,899	536,395
Total liabilities and equity	$944,582	$875,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Residential units revenue	$263,885	$199,918	$683,739	$536,560
Land and lots revenue	11,936	9,486	38,182	24,978
Total revenues	275,821	209,404	721,921	561,538
Cost of residential units	198,422	157,243	521,332	421,663
Cost of land and lots	9,513	7,436	29,839	19,503
Total cost of revenues	207,935	164,679	551,171	441,166
Total gross profit	67,886	44,725	170,750	120,372
Selling, general and administrative expenses	(29,177)	(25,061)	(81,718)	(70,584)
Change in fair value of contingent consideration	(210)	(1,492)	(210)	(1,749)
Equity in income of unconsolidated entities	5,299	3,022	13,038	7,565
Other income, net	2,125	3,778	3,004	6,143
Income before income taxes	45,923	24,972	104,864	61,747
Income tax expense	9,969	5,833	17,357	14,993
Net income	35,954	19,139	87,507	46,754
Less: Net income attributable to noncontrolling interests	1,135	3,468	3,124	4,018
Net income attributable to Green Brick Partners, Inc.	$34,819	$15,671	$84,383	$42,736

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.69	$0.31	$1.67	$0.85
Diluted	$0.68	$0.31	$1.66	$0.84
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,617	50,475	50,552	50,564
Diluted	50,876	50,597	50,739	50,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended September 30, 2020 and 2019:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945
Amortization of deferred share-based compensation	—	—	—	—	139	—	139	—	139
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(638)	—	(638)	—	(638)
Net income	—	—	—	—	—	34,819	34,819	634	35,453
Balance at September 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,388	$320,347	$610,079	$8,820	$618,899

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	50,879,949	$509	(183,938)	$(1,369)	$289,739	$204,591	$493,470	$5,173	$498,643
Share-based compensation	—	—	—	—	73	—	73	—	73
Amortization of deferred share-based compensation	—	—	—	—	136	—	136	—	136
Stock repurchases	—	—	(208,001)	(1,798)	—	—	(1,798)	—	(1,798)
Accretion of redeemable noncontrolling interest	—	—		—	1,163	—	1,163	—	1,163
Net income	—	—	—	—	—	15,671	15,671	2,605	18,276
Balance at September 30, 2019	50,879,949	$509	(391,939)	$(3,167)	$291,111	$220,262	$508,715	$7,778	$516,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the nine months ended September 30, 2020 and 2019:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,598	—	1,601	—	1,601
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	357	—	357	—	357
Change in fair value of redeemable noncontrolling interest	—	—	—	—	225	—	225	—	225
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	84,383	84,383	1,381	85,764
Balance at September 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,388	$320,347	$610,079	$8,820	$618,899

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	215	—	215	—	215
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,463	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(543)	—	(544)	—	(544)
Amortization of deferred share-based compensation	—	—	—	—	354	—	354	—	354
Stock repurchases	—	—	(255,183)	(2,186)	—	—	(2,186)	—	(2,186)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,677)	—	(1,677)	—	(1,677)
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income	—	—	—	—	—	42,736	42,736	1,490	44,226
Balance at September 30, 2019	50,879,949	$509	(391,939)	$(3,167)	$291,111	$220,262	$508,715	$7,778	$516,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$87,507	$46,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,461	2,443
Share-based compensation expense	1,958	2,035
Change in fair value of contingent consideration	210	1,749
Deferred income taxes, net	(115)	706
Equity in income of unconsolidated entities	(13,038)	(7,565)
Allowances for option deposits and pre-acquisition costs	1,490	520
Distributions of income from unconsolidated entities	7,444	3,390
Changes in operating assets and liabilities:
Increase in receivables	(931)	(4,668)
Increase in inventory	(25,263)	(71,392)
(Increase) decrease in earnest money deposits	(9,067)	860
Increase in other assets	(6,951)	(623)
(Decrease) increase in accounts payable	(6,917)	8,599
Increase in accrued expenses	25,191	2,141
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(1,332)
Increase (decrease) in customer and builder deposits	5,385	(4,856)
Net cash provided by (used in) operating activities	64,097	(21,239)
Cash flows from investing activities:
Investments in unconsolidated entities	(10,347)	—
Purchase of property and equipment	(1,707)	(1,838)
Net cash used in investing activities	(12,054)	(1,838)
Cash flows from financing activities:
Borrowings from lines of credit	217,500	165,500
Borrowings from senior unsecured notes	37,500	75,000
Repayments of lines of credit	(289,000)	(201,500)
Proceeds from notes payable	10,715	—
Repayments of notes payable	(8,584)	—
Payments of debt issuance costs	(62)	(1,682)
Payment of contingent consideration	—	(514)
Payments of withholding tax on vesting of restricted stock awards	(592)	(544)
Stock repurchases	—	(2,186)
Contributions from noncontrolling interests	400	—
Distributions to redeemable noncontrolling interest	(1,505)	(527)
Distributions to noncontrolling interests	(5,251)	(10,993)
Net cash (used in) provided by financing activities	(38,879)	22,554
Net increase (decrease) in cash and cash equivalents and restricted cash	13,164	(523)
Cash and cash equivalents, beginning of period	33,269	38,315
Restricted cash, beginning of period	4,416	3,440
Cash and cash equivalents and restricted cash, beginning of period	37,685	41,755
Cash and cash equivalents, end of period	40,269	35,123
Restricted cash, end of period	10,580	6,109
Cash and cash equivalents and restricted cash, end of period	$50,849	$41,232

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$10,181	$14,313

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or subsequent periods due to seasonal variations and other factors, such as the effects of novel coronavirus (“COVID-19”) and its influence on our future results.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Newly identified significant accounting policies during the nine months ended September 30, 2020 are presented below.
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

3. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2020	December 31, 2019
Homes completed or under construction	$302,070	$314,966
Land and lots - developed and under development	470,791	437,553
Land held for sale	6,499	1,048
Total inventory	$779,360	$753,567

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest capitalized at beginning of period	$18,791	$17,199	$18,596	$14,780
Interest incurred	2,010	3,052	7,677	9,066
Interest charged to cost of revenues	(2,999)	(2,324)	(8,471)	(5,919)
Interest capitalized at end of period	$17,802	$17,927	$17,802	$17,927

Capitalized interest as a percentage of inventory	2.3%	2.5%	2.3%	2.5%

As of September 30, 2020, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of September 30, 2020, the Company performed impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $8.2 million. For the three and nine months ended September 30, 2020, the Company recorded $0.0 million and a de minimis impairment adjustment, respectively, to reduce the carrying value of impaired communities to fair value.

There was no impairment adjustment related to inventory recorded during the three months ended September 30, 2019. An impairment adjustment of $0.1 million to reduce the carrying value of impaired communities to fair value was recorded for the nine months ended September 30, 2019.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

In May 2020, we established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49.0% in BHome Mortgage.

In August 2020, GRBK Edgewood established a joint venture, GBTM Sendera, LLC (“GBTM Sendera”), with TM Sendera to acquire and develop a tract of land in Fort Worth, Texas. Both parties hold a 50% ownership interest in GBTM Sendera.

On September 1, 2020, the Company increased its ownership interest in GRBK Mortgage, LLC from 49.00% to 49.99%.

A summary of the unaudited condensed financial information of the six unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Cash	$17,771	$11,699
Accounts receivable	1,446	3,252
Bonds and notes receivable	7,342	5,864
Loans held for sale, at fair value	21,801	23,143
Inventory	108,006	73,704
Other assets	8,153	4,012
Total assets	$164,519	$121,674
Liabilities:
Accounts payable	$6,635	$1,726
Accrued expenses and other liabilities	11,270	7,784
Notes payable	61,684	58,223
Total liabilities	$79,589	$67,733
Owners’ equity:
Green Brick	$42,260	$25,910
Others	42,670	28,031
Total owners’ equity	$84,930	$53,941
Total liabilities and owners’ equity	$164,519	$121,674

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$50,068	$42,428	$138,381	$116,786
Costs and expenses	39,188	36,227	111,340	101,348
Net earnings of unconsolidated entities	$10,880	$6,201	$27,041	$15,438
Company’s share in net earnings of unconsolidated entities	5,299	3,022	$13,038	$7,565

A summary of the Company’s share in net (losses) earnings by unconsolidated entity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GB Challenger, LLC	$3,825	$2,572	$9,391	$6,574
Green Brick Mortgage, LLC	1,498	340	3,658	668
Providence Group Title, LLC	—	111	14	323
EJB River Holdings, LLC	—	—	(1)	—
GBTM Sendera, LLC	—	—	—	—
BHome Mortgage, LLC	(24)	—	(24)	—
Total net earnings from unconsolidated entities	$5,299	$3,022	$13,038	$7,565

GBTM Sendera, LLC

In August 2020, GBTM Sendera, LLC joint venture (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) with the purpose to acquire and develop a tract of land in Fort Worth,Texas. Both parties hold a 50% ownership interest in GBTM Sendera. GBTM Sendera had no activity in the period but it is expected to begin its operations in the fourth quarter of 2020.

In August 2020, GBTM Sendera received two $9.0 million initial contributions from its two members, GBRK Edgewood and TM Sendera. Per the GBTM Sendera company agreement, GRBK Edgewood and TM Sendera share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees.

Following the analysis of the above facts and provisions of the GBTM Sendera company agreement, the Company has determined that GBTM Sendera is a joint venture to be evaluated under the voting interest model. Therefore, the investment in GBTM Sendera is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in the Company’s condensed consolidated balance sheets.

As of September 30, 2020, the carrying amount of GBTM Sendera assets was $19.6 million, and GBTM Sendera had no liabilities. Assets were comprised of real estate inventory and cash. As of September 30, 2020, the Company’s maximum exposure to loss as a result of its involvement with GBTM Sendera was $9.8 million, represented by the sum of the Company’s investment in GBTM Sendera of $9.0 million and an additional $0.8 million contribution made each by GBRK Edgewood and TM Sendera.

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Secured Revolving Credit Facility	$4,000	$38,000
Unsecured Revolving Credit Facility	90,500	128,000
Debt issuance costs, net of amortization	(1,011)	(1,358)
Total borrowings on lines of credit, net	$93,489	$164,642

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2020, the maturity date of the Secured Revolving Credit Facility is May 1, 2022.

As of September 30, 2020, letters of credit outstanding totaling $7.2 million reduced the aggregate maximum commitment amount to $27.8 million.

As of September 30, 2020, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility provides aggregate lending commitments of up to $215.0 million. As of September 30, 2020, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million and December 14, 2022 for $185.0 million out of the aggregate lending commitment of $215.0 million. As of September 30, 2020, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.64% to 2.66% per annum.

Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the full amount of our Unsecured Revolving Credit Facility during the three months ended March 31, 2020. During the three months ended June 30, 2020, we paid our Unsecured Revolving Credit Facility down to prior levels once it was apparent that the Company’s access to liquidity in the financial markets was not compromised.

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

On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue a $37.5 million aggregate principal amount of senior unsecured notes due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Interest is payable quarterly in arrears commencing on November 26, 2020.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$12,485	$12,509
Net income attributable to redeemable noncontrolling interest partner	501	863
Distributions of income to redeemable noncontrolling interest partner	—	—
Change in fair value of redeemable noncontrolling interest	638	(1,163)
Redeemable noncontrolling interest, end of period	$13,624	$12,209

	Nine Months Ended September 30,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$13,611	$8,531
Net income attributable to redeemable noncontrolling interest partner	1,743	2,528
Distributions of income to redeemable noncontrolling interest partner	(1,505)	(527)
Change in fair value of redeemable noncontrolling interest	(225)	1,677
Redeemable noncontrolling interest, end of period	$13,624	$12,209
Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2019 through December 31, 2019, and contingent consideration of $5.3 million was earned by the minority partner in 2019 and paid by the Company in April 2020 in addition to a $1.5 million distribution of income. As of September 30, 2020, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2020 through April 26, 2021 was $0.4 million.
7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the nine months ended September 30, 2020, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards ("RSA") to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2021 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 75,708 shares of common stock from EOs, at a total cost of $0.6 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2019	59	$9.05
Granted	250	$8.63
Vested	(264)	$8.10
Forfeited	—	$—
Nonvested, September 30, 2020	45	$12.33

Stock Options
A summary of stock options activity during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2019	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2020	500	$7.49	4.08	$4,305
Options exercisable, September 30, 2020	500	$7.49	4.08	$4,305

Share-Based Compensation Expense
Share-based compensation expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was de minimis for the three months ended September 30, 2020 and 2019.

Share-based compensation expense was $2.0 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.4 million which is expected to be recognized over a weighted-average period of 0.7 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$191,634	$11,894	$104,685	$8,746
Southeast	72,251	42	95,233	740
Total revenues	$263,885	$11,936	$199,918	$9,486

Type of Customer
Homebuyers	$263,885	$—	$199,918	$185
Homebuilders	—	11,936	—	9,301
Total revenues	$263,885	$11,936	$199,918	$9,486

Product Type
Residential units	$263,885	$—	$199,918	$—
Land and lots	—	11,936	—	9,486
Total revenues	$263,885	$11,936	$199,918	$9,486

Timing of Revenue Recognition
Transferred at a point in time	$262,319	$11,936	$197,280	$9,486
Transferred over time	1,566	—	2,638	—
Total revenues	$263,885	$11,936	$199,918	$9,486

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$466,910	$37,900	$268,278	$24,228
Southeast	216,829	282	268,282	750
Total revenues	$683,739	$38,182	$536,560	$24,978

Type of Customer
Homebuyers	$683,739	$—	$536,560	$185
Homebuilders	—	38,182	—	24,793
Total revenues	$683,739	$38,182	$536,560	$24,978

Product Type
Residential units	$683,739	$—	$536,560	$—
Land and lots	—	38,182	—	24,978
Total revenues	$683,739	$38,182	$536,560	$24,978

Timing of Revenue Recognition
Transferred at a point in time	$678,352	$38,182	$529,003	$24,978
Transferred over time	5,387	—	7,557	—
Total revenues	$683,739	$38,182	$536,560	$24,978

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2020	December 31, 2019
Customer and builder deposits	$29,339	$23,954

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

    The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Type of Customer
Homebuyers	$6,436	$7,661	$16,147	$13,335
Homebuilders	1,135	981	5,415	2,663
Total deposits recognized as revenue	$7,571	$8,642	$21,562	$15,998

Performance Obligations
There was no revenue recognized during the nine months ended September 30, 2020 and 2019 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $22.1 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2020	$3,669
2021	15,510
2022	2,919
Total	$22,098

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues: (1)
Builder operations
Central	$191,749	$104,685	$467,409	$268,278
Southeast	72,293	95,973	217,111	269,032
Total builder operations	264,042	200,658	684,520	537,310
Land development	11,779	8,746	37,401	24,228
Total revenues	$275,821	$209,404	$721,921	$561,538

Gross profit:
Builder operations
Central	$52,616	$24,237	$122,561	$60,257
Southeast	19,586	23,540	58,173	67,682
Total builder operations	72,202	47,777	180,734	127,939
Land development	2,661	2,300	9,436	6,202
Corporate, other and unallocated (2)	(6,977)	(5,352)	(19,420)	(13,769)
Total gross profit	$67,886	$44,725	$170,750	$120,372

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income before income taxes:
Builder operations
Central	$32,621	$9,960	$69,626	$22,345
Southeast	10,964	12,486	31,677	36,852
Total builder operations	43,585	22,446	101,303	59,197
Land development	2,540	4,784	8,627	10,300
Corporate, other and unallocated (3)	(202)	(2,258)	(5,066)	(7,750)
Income before income taxes	$45,923	$24,972	$104,864	$61,747

	September 30, 2020	December 31, 2019
Inventory:
Builder operations
Central	$384,496	$251,677
Southeast	167,988	168,140
Total builder operations	552,484	419,817
Land development	201,181	308,071
Corporate, other and unallocated (4)	25,695	25,679
Total inventory	$779,360	$753,567

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and nine months ended September 30, 2020 were $0.2 million and $0.8 million, respectively, compared to $0.7 million and 0.8 million for the three and nine months ended September 30, 2019.
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

10. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2020 was $10.0 million and $17.4 million, respectively, compared to $5.8 million and $15.0 million in the prior year periods. The effective tax rate was 21.7% and 16.6% for the three and nine months ended September 30, 2020, respectively, compared to 23.4% and 24.3% in the comparable prior year periods. The change in the effective tax rate for the three and nine months ended September 30, 2020 relates primarily to the tax benefit of $7.4 million, net of the required basis adjustment, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the Act”). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Green Brick Partners, Inc.	$34,819	$15,671	$84,383	$42,736

Weighted-average number of shares outstanding - basic	50,617	50,475	50,552	50,564
Basic net income attributable to Green Brick Partners, Inc. per share	$0.69	$0.31	$1.67	$0.85

Weighted-average number of shares outstanding - basic	50,617	50,475	50,552	50,564
Dilutive effect of stock options and restricted stock awards	259	122	187	78
Weighted-average number of shares outstanding - diluted	50,876	50,597	50,739	50,642
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.68	$0.31	$1.66	$0.84

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Antidilutive options to purchase common stock and restricted stock awards	—	—	4	19

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of September 30, 2020 was $120.1 million.

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

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2019	$5,267	$5,267
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(5,267)
Change in fair value of contingent consideration	(210)	(210)
Contingent consideration liability, balance as of September 30, 2020	$(210)	$(210)

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2020.

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

13. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2020 and 2019, the Company had the following related party transactions in the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of CLH20, LLC (“Centre Living”). Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements. During the three and nine months ended September 30, 2020, Trevor Brickman made cash contributions to Centre Living of $0.0 million and $0.4 million respectively.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2020, GRBK GHO incurred de minimis rent expense under such lease agreements. As of September 30, 2020, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the nine months ended September 30, 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2020, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2020 and December 31, 2019, letters of credit outstanding were $7.2 million and $9.0 million, and performance bonds outstanding totaled $10.4 million and $5.4 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warranty accrual, beginning of period	$4,851	$2,898	$3,840	$2,980
Warranties issued	1,137	930	2,992	2,351
Changes in liability for existing warranties	51	169	(88)	72
Settlements	(638)	(639)	(1,343)	(2,045)
Warranty accrual, end of period	$5,401	$3,358	$5,401	$3,358

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.9 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2020 and 2019.
As of September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 2.6 years and 5.3%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2020 are presented below (in thousands):

Remainder of 2020	$334
2021	1,092
2022	817
2023	1,216
2024	86
Thereafter	153
Total future lease payments	$3,698
Less: Interest	810
Present value of lease liabilities	$2,888

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize ROU assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) our goals and strategies and their anticipated benefits; (3) the effects of COVID-19 pandemic on the homebuilding industry and our results of operations, business and liquidity, including the impact on demand for new home sales, closings and cancellations; (4) our intentions and the expected benefits and advantages of our product and land positioning strategies; (5) our beliefs regarding average industry cancellation rates; (6) expectations regarding our industry and our business in the remainder of 2020 and beyond; (7) the contribution of certain market factors to our growth; (7) our land and lot acquisition strategy; (8) the sufficiency of our capital resources to support our business strategy and to service our debt; (9) the impact of new accounting standards and changes in accounting estimates; (10) trends and expectations regarding sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (11) our future cash needs; (12) our strategy to utilize leverage to invest in our business; (13) seasonal factors and the impact of seasonality in future quarters; and (14) our expectations regarding access to additional growth capital

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. In addition, even if results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in industries particularly sensitive to market conditions such as land development, homebuilding and builder financing.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements.
These risks include, but are not limited to: (1) continuing impacts from the COVID-19 pandemic, (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) changes in macroeconomic conditions, including interest rates and unemployment rates that could adversely impact demand for new homes or the ability of our buyers to qualify; (4) shortages, delays or increased costs of raw materials, especially in light of COVID-19, or increases in the Company’s other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (5) a shortage of labor, (6) an inability to acquire land in our markets for at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing or a rise in interest rates; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
For the quarter ended September 30, 2020, we delivered record results in three of our four key financial and operating metrics. Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2019, are provided below:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Home deliveries	Increased by 40.4%	Increased by 34.7%
Home closings revenue	Increased by 33.0%	Increased by 28.2%
Average sales price of homes delivered	Decreased by 5.3%	Decreased by 4.8%
Net new home orders	Increased by 88.8%.	Increased by 52.7%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, during March and the second quarter these steps included stay-at-home orders and social distancing guidelines that have seriously disrupted activities in many other segments of the economy. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. Although uncertainty caused by COVID-19 dramatically slowed net new home orders in late March and April 2020, during May and June 2020, our sales rebounded. Our rate of sales accelerated in the third quarter with an increase in net sales by 29.2%, 134.8% and 124.2% during July, August, and September 2020 over the prior monthly periods. The initial recovery and overwhelming expansion of our sales activity since May is attributable to the steady growth and strong performance of our new Trophy brand division, an increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change	%
Home closings revenue	$262,319	$197,280	$65,039	33.0%
Mechanic’s lien contracts revenue	1,566	2,638	(1,072)	(40.6)%
Residential units revenue	$263,885	$199,918	$63,967	32.0%
New homes delivered	622	443	179	40.4%
Average sales price of homes delivered	$421.7	$445.3	$(23.6)	(5.3)%

The $64.0 million increase in residential units revenue was primarily driven by the 40.4% increase in new homes delivered, which was primarily due to a large backlog of homes entering the quarter, an increased number of units under construction entering the quarter, a 58.2% increase in our absorption rate for net new home orders per average active selling community, and an organic increase in the number of active selling communities. The 5.3% decrease in the average sales price of homes delivered for the three months ended September 30, 2020 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB JENI Homes - Townhome Division, that both sell homes at average sales prices that are below the average sales price for the Company.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change	%
Net new home orders	823	436	387	88.8%
Cancellation rate	11.7%	12.6%	(0.9)%	(7.1)%
Absorption rate per average active selling community per quarter	8.7	5.5	3.2	58.2%
Average active selling communities	95	80	15	18.8%
Active selling communities at end of period	100	85	15	17.6%
Backlog	$553,058	$319,739	$233,319	73.0%
Backlog (units)	1,200	710	490	69.0%
Average sales price of backlog	$460.9	$450.3	$10.6	2.4%

Net new home orders increased 88.8% over the prior year period. The increase reflects the strong performance of our new Trophy brand division, an 18.8% increase in average selling communities, as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Our absorption rate per average active selling community increased 58.2% year over year. Although uncertainty caused by COVID-19 dramatically slowed net new home order volume in late March and April 2020, since then we have experienced significant increases in sales order activity. Our rate of sales accelerated in the third quarter with an increase in net sales of 29.2%, 134.8% and 124.2% during July, August, and September 2020 over the prior monthly periods.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 11.7% for the three months ended September 30, 2020, compared to 12.6% for the three months ended September 30, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.
The $233.3 million increase in value of backlog was due to the 69.0% increase in the number of homes in backlog and the 2.4% increase in the average sales price of backlog. The 69.0% increase in the number of homes in backlog was due to a 58.2% increase in the absorption rate per average active selling community and a 18.8% increase in the number of average active selling communities, as well as the record level of backlog entering the quarter. The increase of the average sales price of homes in backlog was the result of change in product mix.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2020		2019
Home closings revenue	$262,319	100.0%	$197,280	100.0%
Cost of homebuilding units	197,135	75.2%	155,576	78.9%
Homebuilding gross margin	$65,184	24.8%	$41,704	21.1%

Mechanic’s lien contracts revenue	$1,566	100.0	$2,638	100.0%
Cost of mechanic’s lien contracts	1,287	82.2	1,667	63.2%
Mechanic’s lien contracts gross margin	$279	17.8	$971	36.8%

Residential units revenue	$263,885	100.0%	$199,918	100.0%
Cost of residential units	198,422	75.2%	157,243	78.7%
Residential units gross margin	$65,463	24.8%	$42,675	21.3%

Cost of residential units for the three months ended September 30, 2020 increased by $41.2 million, or 26.2%, compared to the three months ended September 30, 2019, primarily due to the 40.4% increase in the number of new homes delivered.

Residential units gross margin for the three months ended September 30, 2020 increased to 24.8%, compared to 21.3% for the three months ended September 30, 2019, primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change	%
Lots revenue	$11,936	$9,486	$2,450	25.8%
Land revenue	—	—	—	—
Land and lots revenue	$11,936	$9,486	$2,450	25.8%
Lots closed	138	61	77	126.2%
Average sales price of lots closed	$86.5	$155.5	$(69.0)	(44.4)%
Lots revenue increased by 25.8%, primarily driven by a 126.2% increase in the number of lots closed. The average lot price decreased by 44.4% due to a higher number of entry level lots sold.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$29,030	$24,112	11.0%	12.0%
Land development	161	485	1.4%	5.5%
Corporate, other and unallocated	(14)	464	—	—
Total selling, general and administrative expenses	$29,177	$25,061	10.6%	12.0%

The 1.4% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by headcount reductions and higher revenues partially offset by an increase in commission expenses.

Builder Operations
The 1.0% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 4.1% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to an increase in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2020 was $0.0 million, compared to $0.5 million for the three months ended September 30, 2019, the decrease driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $5.3 million, or 75.3%, for the three months ended September 30, 2020, compared to $3.0 million for the three months ended September 30, 2019, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC.

Other (Loss) Income, Net
Other income, net, decreased to $2.1 million for the three months ended September 30, 2020, compared to income of $3.8 million for the three months ended September 30, 2019, the decrease is primarily attributable to the impact of customer earnest money deposits of $2.6 million on the sale of finished lots forfeited during the three months ended September 30, 2019, and partially offset by an increase of title closing and settlement services of $0.8 million arising from a higher volume of closings during the period.

Income Tax Expense
Income tax expense was $10.0 million for the three months ended September 30, 2020 compared to a $5.8 million for the three months ended September 30, 2019, the increase was due to a higher taxable income substantially offset by a lower effective tax rate due to estimated savings from federal energy efficient homes tax credits for the 2020 tax year.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	%
Home closings revenue	$678,352	$529,003	$149,349	28.2%
Mechanic’s lien contracts revenue	5,387	7,557	(2,170)	(28.7)%
Residential units revenue	$683,739	$536,560	$147,179	27.4%
New homes delivered	1,623	1,205	418	34.7%
Average sales price of homes delivered	$418.0	$439.0	$(21.0)	(4.8)%

The $149.3 million increase in residential units revenue was driven by the 34.7% increase in new homes delivered, which was due to a 25.5% increase in our absorption rate for net new home orders per average active selling community, as well as an organic increase in the number of active selling communities. The 4.8% decrease in the average sales price of homes delivered for the nine months ended September 30, 2020 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB Jeni Homes—Townhome Division, that both sell homes at average sales prices that are below the average sales price for the Company.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	%
Net new home orders	2,037	1,334	703	52.7%
Cancellation rate	14.7%	13.7%	1.0%	7.3%
Absorption rate per average active selling community per quarter	6.9	5.5	1.4	25.5%
Average active selling communities	98	81	17	21.0%
Active selling communities at end of period	100	85	15	17.6%

Net new home orders increased 52.7% over the prior year period. The increase reflects the strong performance of our new Trophy brand division, a 21.0% increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Our absorption rate per average active selling community increased 25.5% year over year. Although uncertainty caused by COVID-19 dramatically slowed net new home order volume in late March and April 2020, since then we have experienced significant increases in sales order activity. Our rate of sales accelerated in the third quarter with an increase in net sales of 29.2%, 134.8% and 124.2% during July, August, and September 2020 over the prior monthly periods.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 14.7% for the nine months ended September 30, 2020, compared to 13.7% for the nine months ended September 30, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019
Home closings revenue	$678,352	100.0%	$529,003	100.0%
Cost of homebuilding units	516,902	76.2%	416,300	78.7%
Homebuilding gross margin	$161,450	23.8%	$112,703	21.3%

Mechanic’s lien contracts revenue	$5,387	100.0	$7,557	100.0%
Cost of mechanic’s lien contracts	4,430	82.2	5,363	71.0%
Mechanic’s lien contracts gross margin	$957	17.8	$2,194	29.0%

Residential units revenue	$683,739	100.0%	$536,560	100.0%
Cost of residential units	521,332	76.2%	421,663	78.6%
Residential units gross margin	$162,407	23.8%	$114,897	21.4%

Cost of residential units for the nine months ended September 30, 2020 increased by $99.7 million, or 23.6%, compared to the nine months ended September 30, 2019, primarily due to the 34.7% increase in the number of new homes delivered.

Residential units gross margin for the nine months ended September 30, 2020 increased to 23.8%, compared to 21.4% for the nine months ended September 30, 2019, primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	%
Lots revenue	$37,798	$24,968	$12,830	51.4%
Land revenue	384	$10	374	3,740.0%
Land and lots revenue	$38,182	$24,978	$13,204	52.9%
Lots closed	302	166	136	81.9%
Average sales price of lots closed	$125.2	$150.4	$(25.2)	(16.8)%

Lots revenue increased by 51.4%, driven by a 81.9% increase in the number of lots closed. The average lot price decreased by 16.8% due to a higher number of entry level lots sold.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$79,075	$66,550	11.6%	12.4%
Land development	772	1,219	2.1%	5.0%
Corporate, other and unallocated	1,871	2,815	—	—
Total selling, general and administrative expenses	$81,718	$70,584	11.3%	12.6%

The 1.3% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by headcount reductions and an increase in revenues.
Builder Operations
The 0.8% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to increases in builder operations revenues and the payroll deductions noted above. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 2.9% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to internal cost efficiencies, as some of our selling, general and administrative expenses did not increase with the increase of land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2020 was $1.9 million, compared to $2.8 million for the nine months ended September 30, 2019, the decrease driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $13.0 million, or 72.3%, for the nine months ended September 30, 2020, compared to $7.6 million for the nine months ended September 30, 2019, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC.

Other (Loss) Income, Net
Other income, net, of $3.0 million for the nine months ended September 30, 2020, compared to income of $6.1 for the nine months ended September 30, 2019, decreased primarily due to $1.5 million of allowances for option deposits and pre-

acquisition costs caused by COVID-19 pandemic considerations, and the impact of customer earnest money deposit of $4.0 million on the sale of finished lots forfeited during the nine months ended September 30, 2019, which were partially offset by an increase in title closing and settlement services of $2.1 million arising from higher volume of closings during the period.
Income Tax Expense
Income tax expense was $17.4 million for the nine months ended September 30, 2020 compared to $15.0 million for the nine months ended September 30, 2019, the increase was due to a higher taxable income substantially offset by a lower effective tax rate due to estimated savings from federal energy efficient homes tax credits for the 2020 tax year.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2020 and December 31, 2019. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2020	December 31, 2019
Lots owned
Central	4,564	4,223
Southeast	2,067	2,196
Total lots owned	6,631	6,419
Lots controlled
Central	4,381	1,410
Southeast	1,054	1,147
Total lots controlled	5,435	2,557
Total lots owned and controlled (1)	12,066	8,976
Percentage of lots owned	55.0%	71.5%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Lots under third party option contracts	2,728	1,574
Land under option for future acquisition and development	869	431
Lots under option through unconsolidated development joint ventures	1,838	552
Total lots controlled	5,435	2,557

Liquidity and Capital Resources Overview
As of September 30, 2020 and December 31, 2019, we had $40.3 million and $33.3 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities. In response to the extraordinary circumstances created by the economic impacts of the COVID-19 pandemic, during the second part of the first quarter of 2020 management took measures to significantly curtail land and lot acquisitions. However, as we began to see increased market activity commencing in May and accelerating into June, we re-initiated much of the previously planned capital expenditures. Specifically, we restarted construction of unsold units, recommenced purchases of lots and land and resumed development of land to reflect the market activity. We have continued moderate product price increases to offset some cost input increases like lumber and expect to maintain our industry leading high margins. We continue to monitor our fixed costs to position us to be responsive to the changing market conditions and have delivered this growth without returning to prior overhead levels.

Our principal uses of capital for the nine months ended September 30, 2020 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 25.3% as of September 30, 2020. In addition, as of September 30, 2020, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 21.4%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission. Net debt to total capitalization is calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of September 30, 2020:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$206,648	$(40,269)	$166,379
Total Green Brick Partners, Inc. stockholders’ equity	610,079	—	610,079
Total capitalization	$816,727	$(40,269)	$776,458

Debt to total capitalization ratio	25.3%
Net debt to total capitalization ratio			21.4%

Key Sources of Liquidity

The Company’s key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2020.

As of September 30, 2020, we had $4.0 million outstanding under our Secured Revolving Credit facility, down from $38.0 million as of December 31, 2019. Borrowings on the Secured Revolving Credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of September 30, 2020, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

As of September 30, 2020, we had $90.5 million outstanding under our Unsecured Revolving Credit Facility, down from $128.0 million as of December 31, 2019. Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the unutilized portion of our Unsecured Revolving Credit Facility during the three months ended March 31, 2020. However, these amounts were repaid in June 2020 once it was apparent that our access to liquidity in the financial markets was not compromised. Borrowings on the Unsecured Revolving Credit Facility have a maturity date of December 14, 2021 for $12.6 million and December 14, 2022 for $77.9 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of September 30, 2020, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.64% to 2.66% per annum.

During the quarter, we issued $37.5 million in senior unsecured notes pursuant to a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes.

We had an aggregate of $112.5 million and $75.0 million in senior unsecured notes as of September 30, 2020 and December 31, 2019, respectively. Principal of $75.0 million of the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest, which accrues at a fixed rate of 4.00% per annum, is payable quarterly in arrears commencing November 8, 2019. Principal of $37.5 million of the senior unsecured notes is due on August 26, 2027. Interest, which accrues at a fixed rate of 3.35% per annum is payable quarterly in arrears commencing on November 26, 2020.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2020. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of September 30, 2020, our interest coverage on a last 12 months’ basis was 12.71 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $398.5 million and, as of September 30, 2020, we had $609.4 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of September 30, 2020, we had a rolling average ratio of 29.3%.

As of September 30, 2020, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

•Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2020 was $64.1 million, compared to $21.2 million used in operating activities during the nine months ended September 30, 2019. The net cash inflows for the nine months ended September 30, 2020 were primarily driven by $87.9 million of cash generated from business operations and the deferral of expense payments through a $25.2 million increase in accrued expenses, partially offset by an increase in earnest money deposits of $9.1 million, an increase in inventory of $25.3 million, and an increase in other assets of $7.0 million.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2020 increased to $12.1 million, compared to $1.8 million for the nine months ended September 30, 2019, primarily driven by a $9.0 million investment in joint venture GBTM Sendera and a $0.5 million investment into a newly formed equity investee BHome Mortgage LLC.

•Financing activities. Net cash used in financing activities for the nine months ended September 30, 2020 was $38.9 million, compared to $22.6 million provided by financing activities during the nine months ended September 30, 2019. The cash outflows for the nine months ended September 30, 2020 were primarily due to $289.0 million of repayments of lines of credit and $6.8 million of distributions to noncontrolling interests partners, partially offset by borrowings on lines of credit of $217.5 million and senior unsecured notes of $37.5 million.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. During the three months ended March 31, 2020, management determined to increase the allowance for certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations. However, management subsequently reassessed the market situation based on new information available. As a result, reversal of allowances for earnest money deposits and pre-acquisition costs related to option contracts reflected a de minimis impact for the three months ended September 30, 2020 and a net loss of $1.5 million for the nine months ended September 30, 2020.

As of September 30, 2020, the Company had earnest money deposits of $24.6 million at risk associated with contracts to purchase 4,156 lots past feasibility studies with an aggregate purchase price of approximately $273.9 million.

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

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we normally deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. However, the impact of COVID-19, including the temporary halt of speculative home construction and lot development, as well as significant demand in the third quarter, may mitigate this benefit in the fourth quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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

From a business standpoint, the initial impact of the COVID-19 pandemic and the responsive actions taken by federal, state and local public health and governmental authorities resulted in a significant downturn in sales activity in our operations and the homebuilding industry as a whole. For example, in the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions materially reduced our new home sales in March and April, as compared to the same period in the prior year, and increased cancellations. However, as stay-at-home orders and quarantines were lifted, we began to see significant uptick in sales activity in the latter part of the second quarter and throughout the third quarter. Nevertheless, there are still significant concerns of the long-term impact of the COVID-19 pandemic on the economy in general and the housing market specifically. For example, we are currently experiencing supply chain issues with the availability of appliances and cost of lumber and may experience other adverse impacts on our supply chain, including availability and cost, if the international flow of goods is not normalized. These delays and additional costs could impact our ability to close sales at our anticipated pace and reduce margins. Our financial performance and our future operational results will depend on the duration and spread of the pandemic and related government restrictions, the impact of unemployment rates, and other economic factors all of which are uncertain and cannot be predicted.

As we began to see increased market activity, we re-initiated much of the previously planned capital expenditures that we had placed on hold in March based on market uncertainty. Specifically, we restarted construction of unsold units, recommenced purchases of lots and land and resumed development of land to reflect the market activity. The length and extent of the impact of the COVID-19 pandemic on the economy and the homebuilding industry is difficult to estimate as is the potential mitigating effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. However, if there is a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net new sales orders, homes delivered, revenues, and profitability. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. Any of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 6. EXHIBITS

Number	Description
10.41*	Note Purchase Agreement, dated as of August 26, 2020, by and among Green Brick Partners, Inc., Prudential Universal Reinsurance Company and The Prudential Insurance Company of America.
10.42*	Guaranty Agreement, dated as of August 26, 2020, by and among certain subsidiaries of Green Brick Partners, Inc.
10.8(a)*	Employment agreement, dated as of September 10, 2020, between the Company and Jed Dolson.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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

Date:    October 29, 2020