Form 10-K
period 2020-12-31
Green Brick Partners, Inc.
filed 2021-03-08
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $283,118,968 as of June 30, 2020 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 26, 2021 was 50,661,919.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. (formerly named BioFuel Energy Corp.) and its subsidiaries (together, the “Company”, “we”, or “Green Brick”) is a diversified homebuilding and land development company incorporated under the laws of the State of Delaware on April 11, 2006.

We acquire and develop land, provide land and construction capital to our wholly owned and controlled builders (together, “builders”) and participate in the profits of our builders. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Forth Worth (“DFW”), Texas and Atlanta, Georgia, as well as the Treasure Coast, Florida area. We also own a noncontrolling interest in a builder in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

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

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We currently own or control approximately 14,500 home sites in high-growth submarkets throughout the DFW and Atlanta metropolitan areas and the Treasure Coast, Florida market. We are strategically positioned to either build new homes on our lots through our builders or to sell finished lots to third-party homebuilders. We sell finished lots to our builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction financing and strategic planning. Our builders provide us with their local knowledge and relationships.

The following table presents general information about our builders, including the types of homes they build and their price ranges.

Builder	Year Formed	Market	Products Offered	Price Range
The Providence Group of Georgia LLC (“TPG”)	2011	Atlanta	Townhomes	$330,000 to $1,000,000
			Condominiums	$360,000 to $590,000
			Single family	$380,000 to $880,000
CB JENI Homes DFW LLC (“CB JENI”)	2012	DFW	Townhomes	$230,000 to $530,000
			Single family	$320,000 to $760,000
CLH20 LLC (“Centre Living”)	2012	DFW	Townhomes	$320,000 to $780,000
			Single family	$400,000 to $650,000
SGHDAL LLC (“Southgate”)	2013	DFW	Luxury homes	$550,000 to $1,000,000
GRBK GHO Homes LLC (“GRBK GHO”)	2018	Treasure Coast	Patio homes	$220,000 to $350,000
			Single family	$240,000 to $1,120,000
Trophy Signature Homes LLC (“Trophy”)	2018	DFW	Single family	$240,000 to $690,000

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but not yet delivered. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2020 to be filled during 2021. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2020	December 31, 2020			December 31, 2019
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
TPG	23	25	213	$113,657	19	104	$58,905
CB JENI	27	25	470	189,807	28	294	115,057
Centre Living	6	4	28	13,541	9	14	7,696
Southgate	11	12	167	121,740	11	71	49,280
GRBK GHO	16	14	214	96,338	18	147	56,021
Trophy	13	23	371	151,778	10	156	59,869
Total	96	103	1463	$686,861	95	786	$346,828

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

We believe that there are significant opportunities to profitably expand in our core markets. For example, we currently own or control approximately 14,500 home sites in the DFW, Atlanta and Treasure Coast markets. In Dallas and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. We continuously review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results. We use the results of these reviews to reallocate our investments to those areas where we believe we can maximize our profitability and return on capital. We seek to use our local relationships with land sellers, brokers and investors to pursue the purchase of additional land parcels in our core markets. While our primary growth strategy focuses on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into attractive new markets.

Superior Design, Broad Product Range and Enhanced Homebuying Experience

Within each of our markets, we partner our expertise with that of our builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. One of our core operating philosophies is to create a culture which provides a positive, memorable experience for our homebuyers through active engagement in the building process. At higher price points, we provide our homebuyers with customization options to suit their specific needs and tastes. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants and homeowner focus groups, we research and design a diversified range of products for various levels and price points. Our homebuilding projects include townhomes, patio homes, single family homes and luxury semi-custom homes. We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy.

Pursue Further Growth Through the Prudent Use of Leverage

As of December 31, 2020, our debt to total capitalization ratio was 25.6%. The debt to total capitalization ratio is calculated as the sum of borrowings on lines of credit, the senior unsecured notes and notes payable, net of debt issuance costs, divided by the total Green Brick Partners, Inc. stockholders’ equity. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will continue to provide us with significant additional growth capital.

Pursue Expansion of Trophy Signature Homes into New Markets

We intend to pursue expansion into new markets with Trophy Signature Homes. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders.

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

Corporate Developments

Effective April 29, 2020, through a series of transactions, the Company acquired the remaining membership and voting interests in our subsidiary, CB JENI Homes DFW LLC (“CB JENI”). As a result, CB JENI became an indirect wholly owned subsidiary of the Company, was no longer considered a VIE and was consolidated based on the majority voting interest pursuant to ASC 810. As both the entity wholly owned by the Company to which CB JENI ownership interests were assigned and CB JENI were controlled by the Company on April 29, 2020, the acquisition of the remaining membership interest was accounted for at the carrying amounts on CB JENI’s books, pursuant to provisions of Accounting Standards Codification (“ASC”) 805 that govern transactions between entities under common control.

In May 2020, we established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49.0% in BHome Mortgage. In May 2020, BHome Mortgage received initial capital contributions of approximately $0.5 million from each of its two members in accordance with their membership interest. The investment in BHome Mortgage is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

In August 2020, GBTM Sendera, LLC joint venture (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) with the purpose to acquire and develop a tract of land in Fort Worth,Texas. Each party holds a 50% ownership interest in GBTM Sendera. GBTM Sendera had no activity in the period but it is expected to begin its operations in the first quarter 2021. In August 2020, GBTM Sendera received two $9.0 million initial contributions from each of its two members, GRBK Edgewood and TM Sendera.

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

Human Capital Resources

We believe the people who work for our Company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we offer our employees a compensation package and benefits, including medical, dental, life insurance and other health and welfare plans, that we believe are competitive.

We believe having a diverse and inclusive work environment, where everyone has a sense of belonging, not only drives engagement but fosters innovation, which is critical to driving growth. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination. Furthermore, our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees.

We are committed to the health and safety of our employees, trade partners and homebuyers. During fiscal 2020, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our employees, trade partners and homebuyers, including protocols regarding social distancing, health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time. We are also committed to worker safety and regulatory compliance.

Although we subcontract certain components of our land development and construction aspects of our homebuilding activities, we are highly dependent on our skilled employees for critical aspects of what we do. That includes senior executives who are responsible for our operational strategies and for approving significant land acquisitions and other major investments we make. It also includes the people who head our homebuilding operations, as well as the many people who are involved in design, construction oversight, marketing and other aspects of our homebuilding business and in carrying out our other activities.

At December 31, 2020, we employed approximately 440 individuals of whom approximately 400 were involved in our homebuilding operations, with locations in Dallas-Ft. Worth, Texas, Atlanta, Georgia and the Treasure Coast, Florida, and approximately 40 support our corporate office. We do not have collective bargaining agreements relating to any of our associates.

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

Our first focus in addressing the impact of the COVID-19 pandemic was implementing steps to minimize the risk to our employees, trade partners and customers. While residential homebuilding is considered an essential service in each of the markets in which we operate, we are still taking steps to increase the safety of our employees, trade partners and customers. For example, we (1) initially closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers and have now shifted more traffic to walk-in appointments and are following recommended social distancing and other health and safety protocols when meeting in person with a customer, (2) modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening and (3) modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting.

From a business standpoint, the initial impact of the COVID-19 pandemic and the responsive actions taken by federal, state and local public health and governmental authorities resulted in a significant downturn in sales activity in our operations and the homebuilding industry as a whole. For example, in the final two weeks of March and through the end of April, the impact of shelter-in-place/stay-at-home restrictions materially reduced our new home sales in March and April, as compared to the same period in the prior year, and increased cancellations. However, as stay-at-home orders and quarantines were lifted, we began to see significant uptick in sales activity in the latter part of the second quarter and throughout the third and fourth quarters. Nevertheless, there are still significant concerns of the long-term impact of the COVID-19 pandemic on the economy in general and the housing market specifically. For example, we are currently experiencing supply chain issues with the availability of appliances, windows, and cost of lumber and may experience other adverse impacts on our supply chain, including availability and cost, if the international flow of goods is not normalized. These delays and additional costs could impact our ability to close sales at our anticipated pace and reduce margins. Our financial performance and our future operational results will depend on the duration and spread of the COVID-19 pandemic (including any variant thereof) and related government restrictions, the impact of unemployment rates, and other health and economic factors all of which are uncertain and cannot be predicted.

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
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•adverse changes in international, national or local economic and demographic conditions;
•adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;
•competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;
•fluctuations in interest rates, which could adversely affect the ability of homebuyers to obtain financing on favorable terms or their willingness to obtain financing at all;
•unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and
•changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws.

Adverse changes in macroeconomic conditions in and around the markets we operate in, and where prospective purchasers of our homes live, could reduce the demand and adversely affect our business, results of operations, and financial condition.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in employment and median income levels, job growth, consumer confidence, interest rates, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and financial condition

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, liquidity, financial condition and results of operations will be adversely affected.

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
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. When new home demand increases significantly, such as we have seen since the second half of 2020, increased demand for the raw materials, products and appliances for new homes can contribute to extended lead times, supply shortages and price increases. For example, we have recently and may continue to experience price increases, shortages and significant extensions to our lead time for the delivery of materials such as lumber, appliances and windows. This has and may continue to result in longer construction periods, delays in home closings and margin compression if we are unable to increase our sales prices accordingly.

The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times during 2019 and 2020, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In Atlanta, we sell lots to our controlled builder for its homebuilding operations and provide it loans to finance home construction. If our controlled builder fails to successfully execute its business strategies for any reason, it may be unable to purchase lots from us, repay outstanding construction finance loans made by us or borrow from us in the future, any of which could negatively impact our business, financial condition and results of operations.

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
In the Dallas–Fort Worth metropolitan area, we principally operate in the counties of Dallas, Collin, Denton, Ellis, Rockwall and Tarrant . In Atlanta, we principally operate in the counties of Fulton, Gwinnett, Cobb, Forsyth, Cherokee and Dekalb. In Florida, we principally operate in the counties of Indian River and St. Lucie. To the extent housing demand and population growth slow in our core markets, our favorable growth outlook may not be realized. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW, Atlanta or Treasure Coast markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to decline and adversely affect our business, financial condition and results of operations.

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
Our business depends on the ability of our homebuyers, as well as the ability of those who buy homes from the third-party homebuilding entities to which we sell lots (our “homebuilding customers”), to obtain financing for the purchase of their homes. Many of these homebuyers must sell their existing homes in order to buy a home from us or our homebuilding customers. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and lots. Increased interest rates can also hinder our ability to realize our backlog because certain of our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing within a certain time period after the execution of the home purchase contracts. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

The occurrence of severe weather, natural disasters, acts of war or terrorism could increase our operating expenses and reduce our revenues and cash flows.
The climates and geology of the states in which we operate present increased risks of severe weather and natural disasters. The occurrence of severe weather conditions or natural disasters can delay new home deliveries and lot development, reduce the availability of materials and/or negatively impact the demand for new homes in affected areas.

Additionally, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues. To the extent that climate change increases the frequency and severity of weather related disasters, we may experience increasing negative weather related impacts to our operations in the future.

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

There has been an increase in cyber-attacks during the COVID-19 pandemic. Breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers or business partners, requiring us to incur significant expense to address and resolve such issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, and any significant disruption of our business could have a material and adverse effect on our reputation and cause us to lose homebuyers, customers, sales and revenue. We maintain insurance coverage for potential breaches but the costs to remedy a breach may not be fully covered by our insurance. We provide employee awareness training of cybersecurity threats and utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats.

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
In 2018 and 2020, we established joint ventures, Green Brick Mortgage and BHome Mortage, respectively, to provide mortgage related services to homebuyers. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could have an adverse effect on our results of operations.

Risks Related to Our Financing and Capital Structure

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
Our revolving credit facilities and the terms of our senior unsecured notes impose certain restrictions on our and certain of our subsidiaries’ operations and activities and require us to maintain certain financial covenants. The most significant restrictions relate to debt incurrence (including non-recourse indebtedness), creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets, cash distributions (including paying dividends), capital stock repurchases, and investments by us and certain of our subsidiaries. These restrictions may prevent us from capitalizing on business opportunities and could adversely affect our growth.

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
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 34% and 4%, respectively, of the voting power of the Company. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock for the foreseeable future.
We have not paid any dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our Board of Directors (the “Board”) and will depend upon, among other things, our earnings, financial condition, capital requirements, levels of indebtedness, statutory and contractual restrictions applying to the payment of dividends or contained in our financing instruments and other considerations that the Board deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Certain large stockholders’ shares have been and may in the future be sold into the market, which could cause the market price of our common stock to decrease significantly.
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In December 2020, 24,118,668 shares held by Greenlight were registered for resale on Form S-3 in accordance with the registration rights agreement. Following the recent offering, Greenlight beneficially owned 17,418,668 shares of our common stock. After a customary lockup period expires, these shares may be sold in the market, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

Holders of Record
On February 26, 2021, there were 17 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 26, 2021, there were 50,661,919 common shares outstanding.

Dividends
We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash for general corporate purposes. Payment of future dividends, if any, will be at the discretion of our Board and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board deems relevant.

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) our goals and strategies and their anticipated benefits, including expansion into new markets; (3) the effects of COVID-19 pandemic on the homebuilding industry and our results of operations, business and liquidity; (4) our intentions and the expected benefits and advantages of our product and land positioning strategies; (5) our expectations regarding the timing of backlog fulfillment; (6) expectations regarding our industry and our business in 2021 and beyond; (7) the contribution of certain market factors to our growth; (8) our land and lot acquisition strategy; (9) the sufficiency of our capital resources to support our business strategy and to service our debt; (10) the impact of new accounting standards and changes in accounting estimates; (11) trends and expectations regarding sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (12) our future cash needs; (13) our strategy to utilize leverage to invest in our business; (14) seasonal factors and the impact of seasonality in future quarters; and (15) our expectations regarding access to additional growth capital.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. These risks include, but are not limited to: (1) continuing impacts from the COVID-19 pandemic, (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) changes in macroeconomic conditions, including interest rates and unemployment rates, that could adversely impact demand for new homes or the ability of our buyers to qualify; (4) shortages, delays or increased costs of raw materials, especially in light of COVID-19, or increases in the Company’s other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (5) a shortage of labor, (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including an inability to expand our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing or a rise in interest rates; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2020, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the year ended December 31, 2019, are provided below:

Year Ended December 31, 2020
Home deliveries	Increased by 28.4%
Home closings revenue	Increased by 22.8%
Average sales price of homes delivered	Decreased by 4.4%
Net new home orders	Increased by 50.0%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, during March and the second quarter of 2020 these steps included stay-at-home orders and social distancing guidelines that have seriously disrupted activities in many other segments of the economy. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. While uncertainty caused by COVID-19 dramatically slowed net new home orders in late March and April 2020, during May and June 2020, our sales rebounded. Our rate of sales accelerated in the third and fourth quarters with an increase in net sales of 88.8.% and 43.7% over the corresponding periods in the prior year, respectively. The initial recovery and expansion of our sales activity since May is attributable to the steady growth and strong performance of our new Trophy brand division, an increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennial first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19.

2020 Developments

From October 2019 to October 2020, homes in the DFW and Atlanta markets appreciated by 6.5% and 6.8%, respectively (Source: S&P Dow Jones Indices & CoreLogic, December 2020). We believe that we operate in two of the most desirable housing markets in the nation and that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change	%
Home closings revenue	$923,901	$752,273	$171,628	22.8%
Mechanic’s lien contracts revenue	6,275	7,557	(1,282)	(17.0)%
Residential units revenue	$930,176	$759,830	$170,346	22.4%
New homes delivered	2,208	1,719	489	28.4%
Average sales price of homes delivered	$418.4	$437.6	$(19.2)	(4.4)%

The $170.3 million increase in residential units revenue was driven by the 28.4% increase in the number of homes delivered, which was primarily due to an organic increase in the number of active selling communities and an increase in our absorption rate for net new home orders per average active selling community during the year ended December 31, 2020. The

4.4% decline in the average sales price of homes delivered for the year ended December 31, 2020 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB JENI Homes—Townhome Division, that both sell homes at average sales prices that are below the average sales price for the Company.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change	%
Net new home orders	2,885	1,923	962	50.0%
Cancellation rate	13.0%	12.9%	0.1%	0.8%
Absorption rate per average active selling community per quarter	7.5	5.6	1.9	33.9%
Average active selling communities	96	86	10	11.6%
Active selling communities at end of period	103	95	8	8.4%
Backlog	$686,861	$346,828	$340,033	98.0%
Backlog (units)	1,463	786	677	86.1%
Average sales price of backlog	$469.5	$441.3	$28.2	6.4%

Net new home orders increased by 50.0% over the prior year period. The increase reflects the strong performance of our new Trophy brand division, an 11.6% increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennial first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Our absorption rate per average active selling community increased 33.9% year over year. While uncertainty caused by COVID-19 dramatically slowed net new home orders in late March and April 2020, during May and June 2020, our sales rebounded. Our rate of sales accelerated in both the third and fourth quarters with an increase in net sales of 88.8.% and 43.7% over the corresponding periods in the prior year, respectively.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 13.0% for the year ended December 31, 2020, compared to 12.9% for the year ended December 31, 2019. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the lower end of the industry average, which we believe is due to favorable market conditions through December 31, 2020.

The $340.0 million increase in value of backlog was due to the 86.1% increase in the number of homes in backlog and the 6.4% increase in the average sales price of backlog. The 86.1% increase in the number of homes in backlog was due to a 33.9% increase in the absorption rate per average active selling community and a 11.6% increase in the number of average active selling communities. The increase of the average sales price of homes in backlog was the result of lower incentives offered and price increases.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2020		2019
Home closings revenue	$923,901	100.0%	$752,273	100.0%
Cost of homebuilding units	700,771	75.8%	591,321	78.6%
Homebuilding gross margin	$223,130	24.2%	$160,952	21.4%

Mechanic’s lien contracts revenue	$6,275	100.0%	$7,557	100.0%
Cost of mechanic’s lien contracts	5,095	81.2%	6,563	86.8%
Mechanic’s lien contracts gross margin	$1,180	18.8%	$994	13.2%

Residential units revenue	$930,176	100.0%	$759,830	100.0%
Cost of residential units	705,866	75.9%	597,884	78.7%
Residential units gross margin	$224,310	24.1%	$161,946	21.3%

Cost of residential units for the year ended December 31, 2020 increased by $108.0 million, or 18.1%, compared to the year ended December 31, 2019, primarily due to the 28.4% increase in the number of new homes delivered and a change in mix of homes delivered.

Residential units gross margin for the year ended December 31, 2020 increased to 24.1%, compared to 21.3% for the year ended December 31, 2019 primarily because of a decrease in sales incentives offered to customers, price increases to homes sold in certain communities, and an increase in building homes on lots developed by the Company where our lower land cost increases our profitability.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change	%
Lots revenue	$45,461	$31,820	$13,641	42.9%
Land revenue	384	10	374	3,740.0%
Land and lots revenue	$45,845	$31,830	$14,015	44.0%
Lots closed	375	211	164	77.7%
Average sales price of lots closed	$121.2	$150.8	$(29.6)	(19.6)%
The 42.9% increase in lots revenue was driven by the 77.7% increase in the number of lots closed, partially offset by the 19.6% decrease in the average lot price. The average lot price decreased by 19.6% due to a higher number of entry level lots sold.
Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2020	2019	2020	2019
Builder operations	$108,436	$93,636	11.6%	12.3%
Land development	1,411	1,730	3.3%	5.6%
Corporate, other and unallocated	2,287	2,409	—%	—%
Total selling, general and administrative expenses	$112,134	$97,775	11.5%	12.4%

The 0.9% decrease of total selling, general and administrative expense as a percentage of revenue was driven driven by headcount reductions and higher revenues partially offset by an increase in commission expenses.

Builder Operations
Selling, general and administrative expense as a percentage of revenue for builder operations decreased by 0.7%. due to a higher degree of operating leverage driven by increased sales volume. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 2.3% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily attributable to an increase in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2020 was $2.3 million, compared to $2.4 million for the year ended December 31, 2019.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $16.7 million, or 69.8%, for the year ended December 31, 2020, compared to $9.8 million for the year ended December 31, 2019, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC.

Other Income, Net
Other income, net, decreased to $4.1 million for the year ended December 31, 2020, compared to $8.1 million for the year ended December 31, 2019. The decrease is primarily due to $1.5 million of allowances for option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations, and the impact of customer earnest money deposit of $5.0 million on the sale of finished lots forfeited during the year ended December 31, 2019, which were partially offset by an increase in title closing and settlement services of $2.6 million arising from higher volume of closings during the period.

Income Tax Expense
Income tax expense increased to $25.0 million for the year ended December 31, 2020 from $20.0 million for the year ended December 31, 2019. The increase was due to a higher taxable income substantially offset by a lower effective tax rate due to estimated savings from federal energy efficient homes tax credits for the 2020 tax year and for ameding prior year tax returns for federal energy efficient homes tax credits.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
For discussion and analysis of the Company’s results of operations for the year ended December 31, 2019 as well as for comparison to the Company’s results of operations for the year ended December 31, 2018, refer to Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2020 and December 31, 2019. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	December 31, 2020	December 31, 2019
Lots owned
Central	6,823	4,223
Southeast	2,097	2,196
Total lots owned	8,920	6,419
Lots controlled (1)
Central	4,398	1,410
Southeast	1,150	1,147
Total lots controlled	5,548	2,557
Total lots owned and controlled (1)	14,468	8,976
Percentage of lots owned	61.7%	71.5%

(1)Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Lots under third party option contracts	2,970	1,574
Land under option for future acquisition and development	740	431
Lots under option through unconsolidated development joint ventures	1,838	552
Total lots controlled	5,548	2,557

The following table presents additional information on the lots we owned as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Total lots owned	8,920	6,419
Land under option for future acquisition and development	740	431
Lots under option through unconsolidated development joint ventures	1,838	552
Total lots self-developed	11,498	7,402
Self-developed lots as a percentage of total lots owned and controlled	79.5%	82.5%

Liquidity and Capital Resources Overview
As of December 31, 2020 and December 31, 2019, we had $19.5 million and $33.3 million of unrestricted cash, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities. In response to the extraordinary circumstances created by the economic impacts of the COVID-19 pandemic, during the latter part of the first quarter of 2020 management took measures to significantly curtail land and lot acquisitions. However, as we began to see increased market activity commencing in May and accelerating into June, we re-initiated much of the previously planned capital expenditures. Specifically, we restarted construction of unsold units, recommenced purchases of lots and land and resumed development of land to reflect the market activity. We have continued moderate product price increases to offset some cost input increases like lumber and expect to maintain our industry leading high margins. We continue to monitor our fixed costs to position us to be responsive to the changing market conditions and have delivered this growth without returning to prior overhead levels.

Our principal uses of capital for the year ended December 31, 2020 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes and notes payable, net of debt issuance costs, divided by the total Green Brick Partners, Inc. stockholders’ equity, was approximately 25.6% as of December 31, 2020. In addition, as of December 31, 2020, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 23.8%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission. Net debt to total capitalization is calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of December 31, 2020.

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$219,868	$(19,479)	$200,389
Total Green Brick Partners, Inc. stockholders’ equity	640,242	—	640,242
Total capitalization	$860,110	$(19,479)	$840,631

Debt to total capitalization ratio	25.6%
Net debt to total capitalization ratio			23.8%

Key Sources of Liquidity

The Company’s key sources of liquidity were funds generated by operations and provided by lines of credit and issuance of senior unsecured notes during the year ended December 31, 2020. Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Secured Revolving Credit Facility	$7,000	$38,000
Unsecured Revolving Credit Facility	101,000	128,000
Debt issuance costs, net of amortization	(1,313)	(1,358)
Total borrowings on lines of credit, net	$106,687	$164,642

As of December 31, 2020, we had $7.0 million outstanding under our Secured Revolving Credit Facility, down from $38.0 million as of December 31, 2019. Borrowings under the Secured Revolving Credit Facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of December 31, 2020, the interest rate on outstanding borrowings under the secured revolving credit facility was 4.00% per annum.

As of December 31, 2020, we had $101.0 million outstanding under our Unsecured Revolving Credit facility, down from $128 million as of December 31, 2019. Based on the unprecedented disruptions to the credit and economic markets arising from the COVID-19 pandemic, we drew the unutilized portion of our Unsecured Revolving Credit Facility during the three months ended March 31, 2020. However, these amounts were repaid in June 2020 once it was apparent that our access to liquidity in the financial markets was not compromised. Borrowings on the Unsecured Revolving Credit Facility have a maturity date of December 14, 2021 for $11.4 million, December 14, 2022 for $28.6 million, and December 14, 2023 for $61.0 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of December 31, 2020, the interest rates on outstanding borrowings under the unsecured revolving credit facility ranged from 2.64% to 2.65% per annum.

During the three months ended September 30, 2020, we issued $37.5 million in senior unsecured notes pursuant to a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes.

We had an aggregate $111.1 million and $73.4 million in senior unsecured notes as of December 31, 2020 and December 31, 2019, respectively. Principal of $75.0 million of the senior unsecured notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest, which accrues at a fixed rate of 4.00% per annum, is payable quarterly in arrears commencing November 8, 2019. Principal of $37.5 million of the senior unsecured notes is due on August 26, 2027. Interest, which accrues at a fixed rate of 3.35% per annum is payable quarterly in arrears commencing on November 26, 2020.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2020. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of December 31, 2020, our interest coverage on a last 12 months’ basis was 15.60 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $412.5 million and, as of December 31, 2020, we had $638.3 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of December 31, 2020, we had a rolling average ratio of 26.8%.

As of December 31, 2020, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For more detailed information on the Company’s lines of credit, refer to Note 7 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Registration Statements

In December 2020, we filed with the SEC a shelf registration statement on Form S-3 registering up to $500 million of securities, including shares of our common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement. No securities were issued under this registration statement through the date of this filing.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

•Operating activities. Net cash provided by operating activities for the year ended December 31, 2020 was $35.1 million, compared to $22.1 million cash used in operating activities during the year ended December 31, 2019. The net cash inflows for the year ended December 31, 2020 were primarily driven by $119.6 million of cash generated from business operations, the deferral of expense payments through the increase in accrued expenses of $15.8 million, and an increase in customer builder deposits of $14.2 million, partially offset by an increase in inventory of $90.3 million, a $9.1 million decrease in earnest money deposits, expense payments of $5.5 million through a decrease in accounts payable and a $5.3 million payment of contingent consideration related to the acquisition of GRBK GHO in excess of acquisition date fair value

•Investing activities. Net cash used in investing activities for the year ended December 31, 2020 increased to $13.3 million compared to $7.9 million for the year ended December 31, 2019. The increase in cash outflows was primarily driven by a $9.0 million investment in joint venture GBTM Sendera, a $0.5 million investment into a newly formed equity investee BHome Mortgage LLC and acquisitions of property and equipment of $2.9 million.

•Financing activities. Net cash used in financing activities for the year ended December 31, 2020 was $25.9 million, compared to $25.9 million source of cash during the year ended December 31, 2019. The cash outflows for the year ended December 31, 2020 were primarily due to net payments on lines of credit of $58.0 million, and $6.8 million of distributions to noncontrolling interests partners, partially offset by borrowings from senior unsecured notes of $37.5 million.

For discussion and analysis of the Company’s cash flows for the year ended December 31, 2019 as well as for comparison to the Company’s cash flows for the year ended December 31, 2018, refer to Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. During the three months ended March 31, 2020, management determined to increase the allowance for certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations. However, management subsequently reassessed the market situation based on new information available. As a result, reversal of allowances for earnest money deposits and pre-acquisition costs related to option contracts reflected a net loss of $1.5 million and $0.9 million for the years ended ended December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, the Company had earnest money deposits of $29.0 million at risk associated with contracts to purchase 4,722 lots past feasibility studies with an aggregate purchase price of approximately $324.9 million.

Letters of Credit and Performance Bonds
Refer to Note 17 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 5 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K for details of our guarantee in relation to our joint venture with EJB River Holdings, LLC (“EJB River Holdings”).

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

Impairment of Inventory

The Company values inventory at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. In accordance with Accounting Standards Codification 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, during each reporting period, community gross margins on closed homes, average margins of homes within backlog, and community outlook factors are reviewed by management. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to its “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves comparing anticipated lot sale revenues to projected costs (i.e. lot gross margins). For lots designated for our builders, we review land for indicators of impairment on a consolidated level, looking at overall projected home gross margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, including assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $845 million as of December 31, 2020. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

If future results are not consistent with the Company’s assumptions and estimates, including future events such as deterioration of market conditions or significant changes in the absorption rates, changes in the assumptions could have a significant impact of the determination of indicators of potential impairment.

We identified the evaluation of potential indicators of impairment for inventory as a critical audit matter. This is due to a high degree of auditor judgment that was involved in evaluating management’s assumptions and judgements regarding whether changes in market conditions at a location in which the Company operates would indicate a significant decrease in the fair value of the inventory.

Our audit procedures related to the Company’s evaluation of potential indicators of impairment for inventory include the following primary procedures, among others to address this critical audit matter:

a.We obtained an understanding of the relevant controls related to the evaluation of inventory for impairment and tested such controls for design and operating effectiveness, including controls related to the Company’s process to evaluate its inventory for impairment.
b.We performed an independent assessment of the impact of changes in market conditions on inventory by comparing third party data to the operating performance of the Company’s inventory. We then compared the results of our assessment to the Company’s analysis.
c.We tested management’s process for evaluating changes in market conditions and operating performance to determine if potential indicators of impairment exist, as well as determining the impact of industry, regulatory, and macroeconomic factors on the significant inputs used to determine the fair value of its communities, by recalculating certain key inputs utilized and agreeing those key inputs, on a sample basis, to source documents.
d.We tested management’s process of identifying potential indicators of impairment by comparing actual contribution margins on closed homes to management’s target contribution margin to identify communities averaging below the target and identifying communities with significantly declining margins and or increasing costs.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
March 8, 2021

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$19,479	$33,269
Restricted cash	14,156	4,416
Receivables	5,224	4,720
Inventory	844,635	753,567
Investments in unconsolidated entities	46,443	30,294
Right-of-use assets - operating leases	2,538	3,462
Property and equipment, net	3,595	4,309
Earnest money deposits	22,242	14,686
Deferred income tax assets, net	15,376	15,262
Intangible assets, net	622	707
Goodwill	680	680
Other assets	13,857	10,167
Total assets	$988,847	$875,539
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$24,521	$30,044
Accrued expenses	40,416	24,656
Customer and builder deposits	38,131	23,954
Lease liabilities - operating leases	2,591	3,564
Borrowings on lines of credit, net	106,687	164,642
Senior unsecured notes, net	111,056	73,406
Notes payable	2,125	—
Contingent consideration	368	5,267
Total liabilities	325,895	325,533
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	13,543	13,611
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,053,858 and 50,879,949 issued and 50,661,919 and 50,488,010 outstanding as of December 31, 2020 and December 31, 2019, respectively	511	509
Treasury stock, at cost, 391,939 shares	(3,167)	(3,167)
Additional paid-in capital	293,242	290,799
Retained earnings	349,656	235,027
Total Green Brick Partners, Inc. stockholders’ equity	640,242	523,168
Noncontrolling interests	9,167	13,227
Total equity	649,409	536,395
Total liabilities and equity	$988,847	$875,539

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Residential units revenue	$930,176	$759,830	$578,893
Land and lots revenue	45,845	31,830	44,754
Total revenues	976,021	791,660	623,647
Cost of residential units	705,866	597,884	433,279
Cost of land and lots	35,551	24,694	36,166
Total cost of revenues	741,417	622,578	469,445
Total gross profit	234,604	169,082	154,202
Selling, general and administrative expenses	(112,134)	(97,775)	(80,039)
Change in fair value of contingent consideration	(368)	(4,906)	(1,693)
Equity in income of unconsolidated entities	16,654	9,809	7,259
Other income, net	4,057	8,119	1,942
Income before income taxes	142,813	84,329	81,671
Income tax expense	25,016	20,027	17,136
Net income	117,797	64,302	64,535
Less: Net income attributable to noncontrolling interests	4,104	5,646	12,912
Net income attributable to Green Brick Partners, Inc.	$113,693	$58,656	$51,623

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$2.25	$1.16	$1.02
Diluted	$2.24	$1.16	$1.02
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,568	50,530	50,652
Diluted	50,795	50,636	50,751

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	50,598,901	$506	—	$—	$289,938	$125,903	$416,347	$16,691	$433,038
Share-based compensation	—	—	—	—	288	—	288	—	288
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	140,211	1	—	—	1,081	—	1,082	—	1,082
Withholdings from vesting of restricted stock awards	(39,228)	—	—	—	(412)	—	(412)	—	(412)
Amortization of deferred share-based compensation	—	—	—	—	404	—	404	—	404
Common stock issued in connection with the investment in Challenger	20,000	—	—	—	—	—	—	—	—
Stock repurchases	—	—	(136,756)	(981)	—	—	(981)	—	(981)
Contributions	—	—	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	—	—	(10,747)	(10,747)
Net income	—	—	—	—	—	51,623	51,623	11,332	62,955
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	236	—	236	—	236
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,463	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(543)	—	(544)	—	(544)
Amortization of deferred share-based compensation	—	—	—	—	489	—	489	—	489
Stock repurchases	—	—	(255,183)	(2,186)	—	—	(2,186)	—	(2,186)
Accretion of redeemable noncontrolling interest	—	—	—	—	(2,145)	—	(2,145)	—	(2,145)
Increase in ownership in Southgate Homes	—	—	—	—	—	(891)	(891)	891	—
Increase in ownership in Centre Living Homes	—	—	—	—	—	(264)	(264)	264	—
Contributions	—	—	—	—	—	—	—	3,600	3,600
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income	—	—	—	—	—	58,656	58,656	2,184	60,840
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,597	—	1,600	—	1,600
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	497	—	497	—	497
Change in fair value of redeemable noncontrolling interest	—	—	—	—	940	—	940	—	940
Increase in ownership in CB JENI Homes	—	—	—	—	—	936	936	(936)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	113,693	113,693	1,727	115,420
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$117,797	$64,302	$64,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,666	3,079	2,943
Share-based compensation expense	2,097	2,191	1,774
Change in fair value of contingent consideration	368	4,906	1,693
Deferred income taxes, net	(114)	1,237	14,712
Equity in income of unconsolidated entities	(16,654)	(9,809)	(7,259)
Allowances for option deposits and pre-acquisition costs	1,513	884	663
Distributions of income from unconsolidated entities	10,936	5,084	4,623
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(504)	122	(3,029)
Increase in inventory	(90,345)	(83,970)	(129,291)
(Increase) decrease in earnest money deposits	(9,069)	2,107	2,119
Increase in other assets	(3,739)	(2,409)	(3,404)
(Decrease) increase in accounts payable	(5,523)	3,953	(483)
Increase (decrease) in accrued expenses	15,760	(4,384)	9,470
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(1,332)	—
Increase (decrease) in customer and builder deposits	14,177	(8,024)	1,458
Net cash provided by (used in) operating activities	35,099	(22,063)	(39,476)
Cash flows from investing activities:
Business combination, net of acquired cash	—	—	(26,861)
Investments in unconsolidated entities	(10,431)	(5,300)	(755)
Purchase of property and equipment	(2,867)	(2,569)	(3,211)
Net cash used in investing activities	(13,298)	(7,869)	(30,827)
Cash flows from financing activities:
Borrowings from lines of credit	354,500	224,000	165,000
Borrowings from senior unsecured notes	37,500	75,000	—
Repayments of lines of credit	(412,500)	(260,000)	(70,000)
Proceeds from notes payable	10,714	—	—
Repayments of notes payable	(8,590)	—	(10,226)
Payments of debt issuance costs	(527)	(1,974)	(870)
Payment of contingent consideration	—	(514)	—
Payments of withholding tax on vesting of restricted stock awards	(592)	(544)	(412)
Stock repurchases	—	(2,186)	(981)
Contributions from noncontrolling interests	400	3,600	5
Distributions to redeemable noncontrolling interest	(1,505)	(527)	—
Distributions to noncontrolling interests	(5,251)	(10,993)	(10,747)
Net cash (used in) provided by financing activities	(25,851)	25,862	71,769
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,050)	(4,070)	1,466
Cash and cash equivalents, beginning of period	33,269	38,315	36,684
Restricted cash, beginning of period	4,416	3,440	3,605
Cash and cash equivalents and restricted cash, beginning of period	$37,685	$41,755	$40,289
Cash and cash equivalents, end of period	19,479	33,269	38,315
Restricted cash, end of period	14,156	4,416	3,440
Cash and cash equivalents and restricted cash, end of period	$33,635	$37,685	$41,755

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$—
Cash paid for income taxes, net of refunds	$20,541	$14,313	$4,611
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

The Company evaluated its wholly-owned subsidiaries and controlled builder under ASC 810, Consolidation (“ASC 810”) and concluded that its controlled builder is a variable interest entity (“VIE”). The Company owns a 50% equity interest and a 51% voting interest in its controlled builder. In addition, the Company appoints two of the three board managers of its controlled builder and is able to exercise control over its operations. The Company accounts for its controlled builder under the variable interest model and is the primary beneficiary of its controlled builder in accordance with ASC 810.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact to net income in any period.

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

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, amounts collectible from third-party escrow agents related to closings on land, lots and homes, amounts collectible related to mechanic’s lien contracts, as well as income tax receivables. As of December 31, 2020 and 2019, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. Any allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

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

Inventory costs for completed homes are expensed upon closing and delivery of the homes. Changes to estimated total land development costs subsequent to initial home closings in a community are generally allocated to the unclosed homes and lots in the community on a pro-rata basis. The life cycle of a community generally ranges from 24 to 72 months, commencing with the acquisition of land, continuing through the land development phase, construction, and concluding with the sale and delivery of homes. We recognize costs as incurred on our mechanic’s lien contracts.

Impairment of Inventory

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, during each reporting period, community gross margins on closed homes, average margins of homes within backlog, and community outlook factors are reviewed by management. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to its “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves comparing anticipated lot sale revenues to projected costs (i.e. lot gross margins). For lots designated for our builders, we review land for indicators of impairment on a consolidated level, looking at overall projected home gross margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, including assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

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

Goodwill

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations (“ASC 805”). Goodwill is assessed for impairment at least annually in the fourth quarter, or more frequently if certain impairment indicators are present. A goodwill impairment loss is recognized for the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value.

The Company reviews goodwill at the reporting unit level for impairment. The Company first performs a qualitative assessment to determine whether it is more likely than not that fair value of the reporting level is less than its carrying amount. Qualitative factors include adverse macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing a qualitative assessment, the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company must perform a quantitative test to evaluate goodwill for impairment.

For the quantitative impairment test, the Company calculates the fair value of the reporting unit and compares that amount to the reporting unit’s carrying value. The fair value of the reporting unit is determined by using generally accepted valuation techniques, including discounted cash flow models and market multiple analysis. The Company’s valuation methodology for assessing impairment would require management to make judgments and assumptions based on historical experience and projections of future operating performance. The Company recognizes goodwill impairment, if any, as the excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

The Company pays sales commissions to employees and/or outside realtors related to individual home sales which are expensed as incurred at the time of closing. Commissions on the sale of land parcels are also expensed as incurred upon closing. Sales commissions on the sale of homes are included in the selling, general, and administrative expenses in the consolidated statements of income.

The Company also pays builder incentives to employees which are based on the time it takes to build individual homes, as well as quality inspection completion and customer satisfaction. The builder incentives do not represent incremental costs that would require capitalization as we would incur these costs whether or not we sold the home. As such, we recognize builder incentives as expense at the time they are incurred and paid.

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

Selling, General and Administrative Expense

Selling, general and administrative expense represents salaries, benefits, share-based compensation, property taxes on finished homes, sales commissions, depreciation, amortization, advertising and marketing, rent, and other administrative items, and is recorded in the period incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2020, 2019 and 2018 totaled $2.2 million, $2.1 million and $1.5 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2020, 2019 and 2018.

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

The Company identifies its CODM as three key executives - the Chief Executive Officer, the Chief Financial Officer, and the Chief Operating Officer, who was promoted from his previous role as President of the Texas Region effective September 10, 2020. In determining the reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types, and production processes.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted the standard on January 1, 2020. The adoption of ASU 2017-04 had no financial impact on the Company’s consolidated financial statements.

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

2. INTANGIBLE ASSETS, GOODWILL, CONTINGENT CONSIDERATION, AND REDEEMABLE NONCONTROLLING INTEREST

Intangible Assets

On April 26, 2018 (the “Acquisition Date”), following a series of transactions, the Company acquired substantially all of the assets and assumed certain liabilities of GHO Homes Corporation and its affiliates (“GHO”) through a newly formed subsidiary, GRBK GHO Homes, LLC (“GRBK GHO”), in which the Company holds an 80% controlling interest.

Intangible assets related to the acquired trade name were recognized in this business combination. The amortization of the acquired intangible assets of $0.2 million for the period from April 26, 2018 through December 31, 2018 was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired intangible assets was $0.2 million as of December 31, 2018.

The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2020 and 2019, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.2 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2020 is as follows (in thousands):

2021	$85
2022	85
2023	85
2024	85
2025	85
Total	$425

Goodwill

The allocation to goodwill represents the excess of the purchase price, including contingent consideration, over the estimated fair value of assets acquired and liabilities assumed. Goodwill results primarily from operational synergies expected from the business combination.

The Company performed its annual goodwill impairment testing during the fourth quarter of 2020 by first completing a qualitative assessment in accordance with ASC 350. The Company determined that it was not more likely than not that the reporting unit’s estimated fair value was less than its carrying value and, therefore, a quantitative impairment test was unnecessary. The Company did not record any goodwill impairment during the years ended December 31, 2020, 2019 and 2018.

Contingent Consideration

In connection with this business combination, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from April 26, 2018 through December 31, 2018, and contingent consideration of $1.8 million was earned by the minority partner and paid by the Company in April 2019 in addition to a $0.5 million distribution of income. The performance targets specified in the purchase agreement were met for the period from January 1, 2019 through December 31, 2019, and the contingent consideration of $5.3 million was earned by the minority partner and paid by the Company in April 2020 in addition to a $1.5 million distribution of income. The performance targets specified in the purchase agreement were met for the period from January 1, 2020 through December 31, 2020, and the contingent consideration of $0.4 million was earned by the minority partner. As of December 31, 2020, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2021 through April 26, 2021 was $0.0 million. The change in the range of estimates of the undiscounted contingent consideration compared to the range of estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 was due to revision of the Company’s forecasts of GRBK GHO profits and capital requirements.

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary

As part of the GRBK GHO business combination, we entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by the minority partner. The Put/Call Agreement provided that the 20% ownership interest in GRBK GHO held by the minority partner would be subject to put and purchase options starting in April 2024. The exercise price would be based on the financial results of GRBK GHO for the three years prior to exercise of the option. If the minority partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GRBK GHO from our partner.

Based on the nature of the put/call structure, the noncontrolling interest attributable to the 20% minority interest owned by our Florida-based partner is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s consolidated financial statements.

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the year ended December 31, 2020 (in thousands):

	Years Ended December 31,
	2020	2019
Redeemable noncontrolling interest, beginning of period	$13,611	$8,531
Net income attributable to redeemable noncontrolling interest partner	2,377	3,462
Distributions of income to redeemable noncontrolling interest partner	(1,505)	(527)
Change in fair value of redeemable noncontrolling interest	(940)	2,145
Redeemable noncontrolling interest, end of period	$13,543	$13,611

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

Subsequently, the prior owner of a portion of the membership and voting interests in Centre Living Homes, LLC acquired a ten percent membership and voting interest in Centre Living for $3.6 million. As a result, as of December 31, 2019, Centre Living was an indirect subsidiary in which the Company owned a ninety percent membership interest and a ninety percent voting interest, was no longer considered a VIE and was consolidated based on the majority voting interest pursuant to ASC 810. During the three months ended March 31, 2020, the minority interest owner made a $0.4 million cash contribution to Centre Living.

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

Consolidated VIEs
The Providence Group of Georgia LLC (“TPG”), the controlled builder based in Atlanta, in which the Company owns a 50% equity interest, is deemed to be a VIE for which the Company is considered the primary beneficiary. We sell finished lots and option lots from third-party developers to this controlled builder for their homebuilding operations and provide them with construction financing and strategic planning. The board of managers of this controlled builder has the power to direct the activities that significantly impact the controlled builder’s economic performance. Pursuant to the Company’s agreement with this controlled builder, the Company has the ability to appoint two of the three members to the controlled builder’s board of managers. A majority of the board of managers constitutes a quorum to transact business. No action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed at the controlled builder.

The Company has the ability to control the activities of the controlled builder that most significantly impact the controlled builder’s economic performance. Such activities include, but are not limited to, involvement in the day to day capital and operating decisions, the ability to determine the budget and plan, the ability to control financing decisions, and the ability to acquire additional land or dispose of land. In addition, the Company has the right to receive the expected residual returns and obligation to absorb the expected losses of the controlled builder through the pro rata profits and losses we are allocated based on our ownership interest. Therefore, the financial statements of the Atlanta-based controlled builder are consolidated in the Company’s consolidated financial statements following the variable interest model.

The aggregated carrying amounts of assets and liabilities of TPG following the variable interest model were $131.9 million and $125.5 million, respectively, as of December 31, 2020 and $126.8 million and $116.8 million, respectively, as of December 31, 2019. The noncontrolling interest attributable to the 50% minority interest owned by the Atlanta-based controlled builder was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of the above controlled builder have no recourse against the Company.

Unconsolidated VIEs
Please refer to Note 5 for information on the Company’s VIE evaluation of its joint ventures with EJB River Holdings, LLC and GBTM Sendera, LLC.
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

As of December 31, 2020 and 2019, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2020 and 2019.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2020	December 31, 2019
Homes completed or under construction	$356,706	$314,966
Land and lots - developed and under development	482,371	437,553
Land held for sale	5,558	1,048
Total inventory	$844,635	$753,567

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest capitalized at beginning of period	$18,596	$14,780	$10,474
Interest incurred	9,823	12,140	9,003
Interest charged to cost of revenues	(10,899)	(8,324)	(4,697)
Interest capitalized at end of period	$17,520	$18,596	$14,780

As of December 31, 2020, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of December 31, 2020, the Company performed further impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $2.8 million.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded a de minimis impairment adjustment, $0.1 million, and $0.1 million, respectively, to reduce the carrying value of impaired communities to fair value. The recorded impairment adjustments related to real estate inventory in our builder operations segments and were included in cost of residential units in our consolidated statements of income.

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2020	December 31, 2019
GB Challenger, LLC	$29,488	$23,822
GBTM Sendera, LLC	9,846	—
EJB River Holdings, LLC	5,296	5,299
Green Brick Mortgage, LLC	1,207	1,124
BHome Mortgage, LLC	606	—
Providence Group Title, LLC	—	49
Total investment in unconsolidated entities	$46,443	$30,294

Challenger

The Company holds two of the five board of managers (the “Managers”) seats of GB Challenger, LLC (“Challenger”). Challenger’s six officers, who are employees of the Challenger entities, were designated by the Managers for the purpose of managing the day to day operations. The Company does not have a controlling financial interest in Challenger as the Company has less than 50% of the voting interests in Challenger. The Company’s investment in Challenger is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

The Company’s investment in Challenger is carried at cost, as adjusted for the Company’s share of income or losses and distributions received, as well as for adjustments related to basis differences between the Company’s cost and the Company’s underlying equity in net assets recorded in Challenger’s financial statements as of the date of acquisition.

As of December 31, 2020, the carrying value of the investment in Challenger was $29.5 million, whereas the underlying 49.9% equity in net assets of Challenger was $26.5 million. The $3.0 million difference represents the premium paid for the Company’s equity interest in excess of Challenger’s carrying value. This basis difference primarily relates to the estimated fair value of inventory, as well as the Challenger Homes trade name and capitalized acquisition costs. The amortization of the basis differences related to inventory is recorded as a reduction of equity in income of unconsolidated entities as homes are closed on and delivered to homebuyers. The basis difference related to the trade name is amortized over ten years as a reduction of equity in income of unconsolidated entities.

The Company recognized $11.9 million, $8.3 million, and $7.0 million related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2020, 2019, and 2018, respectively.

Providence Title

In March 2018, the Company formed a joint venture with a title company in Georgia to provide title closing and settlement services to our Atlanta-based builder. The Company, through its controlled builder, The Providence Group of Georgia, L.L.C. (“TPG”), owned a 49% equity interest in Providence Group Title, LLC (“Providence Title”). The Company’s investment in Providence Title was treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets. In December 2020, this joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

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

EJB River Holdings

In December 2018, EJB River Holdings joint venture was formed by TPG with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia to be called Waterside. In May 2019, East Jones Bridge, LLC, a Georgia limited liability company (“EJB”) was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. EJB River Holdings had no activity in the period from its formation until October 2019.

In October 2019, EJB River Holdings received two $5.0 million initial contributions from its two members, TPG and EJB. In December 2019, two additional contributions of $0.3 million were made by TPG and EJB to EJB River Holdings. Per EJB River Holdings’ operating agreement, TPG and EJB share equally in the profits and losses of EJB River Holdings, with the exception of certain customary fees.

In October 2019, EJB River Holdings issued two loans with the total maximum amount of borrowings of $21.9 million to finance its land acquisition and development in Gwinnett County, Georgia. One of the investors in EJB issued a personal guarantee on one of the loans in the amount of $9.4 million. Subsequently, in October 2019, a wholly owned subsidiary of the Company provided a limited $2.0 million guarantee to the investor in EJB. The approximate term of the guarantee is 35 months. In the event EJB River Holdings defaults on its $9.4 million loan and the investor in EJB makes the $9.4 million payment under his personal guarantee, the maximum potential amount of future payments that the Company could be required to make under its limited guarantee is $2.0 million. As of December 31, 2020, the Company has no current liability related to the guarantee obligation as the payment risk of the guarantee has been assessed to be very low.

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

As of December 31, 2020, the carrying amounts of assets and liabilities of EJB River Holdings were $29.2 million and $18.6 million, respectively. Assets were comprised of real estate inventory and cash, whereas the liabilities were comprised of loans and interest payable. As of December 31, 2020, the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $7.3 million, represented by the sum of the Company’s investment in EJB River Holdings of $5.3 million and the $2.0 million limited guarantee described above.

BHome Mortgage

In May 2020, we established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49.0% in BHome Mortgage. In May 2020, BHome Mortgage received initial capital contributions of approximately $0.5 million from its two members in accordance with their membership interest.

The Company determined that the investment in BHome Mortgage should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

GBTM Sendera, LLC

In August 2020, GBTM Sendera, LLC joint venture (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) with the purpose to acquire and develop a tract of land in Fort Worth,Texas. Each party holds a 50% ownership interest in GBTM Sendera. GBTM Sendera had no activity in the period but it is expected to begin its operations in the first quarter of 2021.

In August 2020, GBTM Sendera received two $9.0 million initial contributions from each of its two members, GBRK Edgewood and TM Sendera. Per the GBTM Sendera company agreement, GRBK Edgewood and TM Sendera share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees.

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

As of December 31, 2020, the carrying amount of GBTM Sendera net assets was $19.7 million. Assets were comprised of real estate inventory and cash, whereas the liabilities were comprised of accounts payable. As of December 31, 2020, the Company’s maximum exposure to loss as a result of its involvement with GBTM Sendera was $9.8 million, represented by the sum of the Company’s investment in GBTM Sendera of $9.0 million and an additional $0.8 million contribution made each by GBRK Edgewood and TM Sendera.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

		December 31, 2020	December 31, 2019
Assets:
Cash		$12,765	$11,699
Accounts receivable		1,815	3,252
Bonds and notes receivable		5,942	5,864
Loans held for sale, at fair value		14,530	23,143
Inventory		122,819	73,704
Other assets		8,377	4,012
Total assets		$166,248	$121,674
Liabilities:
Accounts payable		$7,171	$1,726
Accrued expenses and other liabilities		11,148	7,784
Notes payable		60,642	58,223
Total liabilities		$78,961	$67,733
Owners’ equity:
Green Brick		$43,451	$25,910
Others		43,836	28,031
Total owners’ equity		$87,287	$53,941
Total liabilities and owners’ equity		$166,248	$121,674

	Years Ended December 31,
	2020	2019	2018
Revenues	$181,724	$166,368	$166,102
Costs and expenses	145,525	144,097	148,222
Net earnings of unconsolidated entities	$36,199	$22,271	$17,880
Company’s share in net earnings of unconsolidated entities	$16,654	$9,809	$7,259

A summary of the Company’s share in net (losses) earnings by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2020	2019
GB Challenger, LLC	$11,899	$8,309
Green Brick Mortgage, LLC	4,727	1,053
Providence Group Title, LLC	12	448
EJB River Holdings, LLC	(2)	(1)
BHome Mortgage, LLC	18	—
GBTM Sendera, LLC	—	—
Total net earnings from unconsolidated entities	$16,654	$9,809

During the years ended December 31, 2020, 2019, and 2018, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land	$—	$763
Building	—	180
Model home furnishings and capitalized sales office costs	7,362	6,090
Office furniture and equipment	486	424
Leasehold improvements	1,996	1,824
Computers and equipment	724	912
Vehicles and field trailers	561	357
	11,129	10,550
Less: accumulated depreciation	(7,534)	(6,241)
Total property and equipment, net	$3,595	$4,309

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 totaled $3.6 million, $2.9 million, and $2.7 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. DEBT

The aggregated annual principal payments under the borrowings on lines of credit and senior unsecured notes over the next five years as of December 31, 2020 are (in thousands):

2021	$11,434
2022	35,585
2023	60,981
2024	12,500
2025	12,500
Thereafter	87,500
Total	$220,500

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Secured Revolving Credit Facility	$7,000	$38,000
Unsecured Revolving Credit Facility	101,000	128,000
Debt issuance costs, net of amortization	(1,313)	(1,358)
Total borrowings on lines of credit, net	$106,687	$164,642

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

On May 22, 2020, the Company amended the Secured Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of December 31, 2020, the the maturity date of the Secured Revolving Credit Facility was May 1, 2022.

As of December 31, 2020, letters of credit outstanding totaling $1.5 million reduced the aggregate maximum commitment amount to $33.5 million.

As of December 31, 2020, outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index, less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of December 31, 2020, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

As of December 31, 2020, the amended Secured Revolving Credit Facility was subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base.

As of December 31, 2020, the amended Secured Revolving Credit Facility was also subject to a non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12 month period.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2020.

De minimis fees and other debt issuance costs were incurred during each of the years ended December 31, 2020, 2019 and 2018, associated with the Secured Revolving Credit Facility amendments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Secured Revolving Credit Facility using the straight-line method.

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

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Citibank’s base rate, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears on a monthly basis. As of December 31, 2020, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.64% to 2.65% per annum.

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

Following amendments to the Credit Agreement and the addition of Flagstar Bank, FSB (“Flagstar Bank”), JPMorgan Chase Bank, N.A. (“JPMorgan”) and Chemical Financial Corporation (“Chemical”) as lenders, the aggregate lending commitment available under the Unsecured Revolving Credit Facility as of December 31, 2020 was $265.0 million, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million, December 14, 2022 for $75.0 million and December 14, 2023 for $160.0 million out of the aggregate lending commitment of $265.0 million.

Fees and other debt issuance costs of $0.5 million, $0.3 million and $0.9 million were incurred during the years ended December 31, 2020, 2019 and 2018, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method.

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

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2020.

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

On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue a $37.5 million aggregate principal amount of senior unsecured notes due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Interest is payable quarterly in arrears and commenced on November 26, 2020.

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2020. The senior unsecured notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. The senior unsecured notes will rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

8. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2020, there were 51,053,858 shares of common stock issued and 50,661,919 outstanding.

On March 16, 2018, 20,000 shares of common stock were issued as additional consideration for the investment in Challenger upon resolution of terms for such holdback shares.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (the “Board”) has the authority, subject to any limitations imposed by law or Nasdaq rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers (if any), the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

Share Repurchase Programs
In October 2018, the Company’s Board authorized a share repurchase program for the period beginning on October 3, 2018 and ending on October 3, 2020 of the Company’s common stock for an aggregate price not to exceed $30.0 million (the “2018 Share Repurchase Program”). The timing, volume and nature of share repurchases are at the discretion of management and dependent on market conditions, corporate and regulatory requirements, available cash and other factors, and may be suspended or discontinued at any time. Authorized repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a trading plan under Rule 10b5-1 or Rule 10b-18 established by the SEC, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board at any time. The Company intends to finance any repurchases with available cash and proceeds from borrowings under lines of credit.
In December 2018, the Company repurchased 136,756 shares for approximately $1.0 million.

On December 31, 2018, the Company’s Board authorized implementation of share repurchases in accordance with a trading plan under Rule 10b5-1 (the “December 2018 Trading Plan”) within the 2018 Share Repurchase Program. The trading plan was effective from January 2, 2019 until March 30, 2019. In January 2019, the Company repurchased 7,862 shares for approximately $0.1 million under the December 2018 Trading Plan.

In June 2019, the Company’s Board authorized discrete repurchases under the 2018 Share Repurchase Program of 39,320 shares for approximately $0.3 million.

On June 27, 2019, the Company’s Board authorized implementation of share repurchases in accordance with a trading plan under Rule 10b5-1 (the “June 2019 Trading Plan”) within the 2018 Share Repurchase Program. The trading plan was effective from July 1, 2019 until August 5, 2019. In July 2019, the Company repurchased 144,584 shares for approximately $1.2 million under the June 2019 Trading Plan.

In September 2019, the Company’s Board authorized discrete repurchases under the 2018 Share Repurchase Program of 63,417 shares for approximately $0.6 million.

The 2018 Share Repurchase Program expired on October 3, 2020. No shares were repurchased during the year ended December 31, 2020.

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

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 440 employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2014 Equity Plan.

If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2.0 million. As of December 31, 2020, 1,482,794 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2020, 2019 and 2018 the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Executive Officers (“EOs”) and non-employee members of the Board. The RSAs granted to EOs were 100% vested and non-forfeitable on the grant date. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the Board will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2020 Annual Meeting of Stockholders. The fair value of the RSAs granted to EOs and non-employee members of the Board were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company withheld 75,708; 59,116; and 39,228 shares, respectively, of common stock from EOs, at a total cost of $0.6 million, $0.5 million, and $0.4 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the RSAs.

A summary of share-based awards activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2017	38	$10.25
Granted	140	$10.45
Vested	(144)	$10.03
Forfeited	—	$—
Nonvested, December 31, 2018	34	$12.00
Granted	219	$9.14
Vested	(194)	$9.67
Forfeited	—	$—
Nonvested, December 31, 2019	59	$9.05
Granted	250	$8.63
Vested	(264)	$8.10
Forfeited	—	$—
Nonvested, December 31, 2020	45	$12.33

Stock Options
Stock options granted to date were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2020 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expire 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5 years year service period. All of the stock options outstanding as of December 31, 2020 are vested. We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2020, 2019 and 2018.

A summary of stock option activity during the year ended December 31, 2020 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2019	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2020	500	$7.49	3.82	$7,735
Options exercisable, December 31, 2020	500	$7.49	3.82	$7,735

Share-Based Compensation Expense
Share-based compensation expense was $2.1 million, $2.2 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Recognized tax benefit related to share-based compensation expense was $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of RSAs vested during the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $1.9 million and $1.4 million, respectively.

As of December 31, 2020, there was no remaining unamortized share-based compensation expense related to stock options.

10. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$644,976	$43,788	$396,900	$31,080	$281,868	$40,184
Southeast	285,200	2,057	362,930	750	297,025	4,570
Total revenues	$930,176	$45,845	$759,830	$31,830	$578,893	$44,754

Type of Customer
Homebuyers	$930,176	$—	$759,830	$185	$578,893	$670
Homebuilders	—	45,845	—	31,645	—	44,084
Total revenues	$930,176	$45,845	$759,830	$31,830	$578,893	$44,754

Product Type
Residential units	$930,176	$—	$759,830	$—	$578,893	$—
Land and lots	—	45,845	—	31,830	—	44,754
Total revenues	$930,176	$45,845	$759,830	$31,830	$578,893	$44,754

Timing of Revenue Recognition
Transferred at a point in time	$923,901	$45,845	$752,273	$31,830	$571,177	$44,754
Transferred over time	6,275	—	7,557	—	7,716	—
Total revenues	$930,176	$45,845	$759,830	$31,830	$578,893	$44,754

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2020	December 31, 2019
Customer and builder deposits	$38,131	$23,954

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Type of Customer
Homebuyers	$14,149	$8,981
Homebuilders	5,929	3,417
Total deposits recognized as revenue	$20,078	$12,398

As a result of the GRBK GHO business combination, customer deposits from homebuyers in the amount of $9.1 million were acquired, of which $8.2 million was recognized during the period from April 26, 2018 through December 31, 2018.

Performance Obligations
There was no revenue recognized during the years ended December 31, 2020, 2019 and 2018 from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $16.7 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

2021	$14,825
2022	1,826
Total	$16,651

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

Green Brick Title, LLC (“Green Brick Title”), Providence Group Title, and Green Brick Mortgage operations are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

Operations of EJB River Holdings and GBTM Sendera do not meet the criteria for an operating segment, and they do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these results are included within the corporate, other and unallocated segment.

Segment information for the year ended December 31, 2018 has been restated to conform with the revised segment presentation for the years ended December 31, 2020 and 2019.

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Revenues: (1)
Builder operations
Central	$645,475	$396,900	$282,218
Southeast	287,257	363,680	301,595
Total builder operations	932,732	760,580	583,813
Land development	43,289	31,080	39,834
Total revenues	$976,021	$791,660	$623,647

Gross profit:
Builder operations
Central	$172,341	$88,480	$75,006
Southeast	77,121	92,088	82,935
Total builder operations	249,462	180,568	157,941
Land development	10,877	8,050	9,334
Corporate, other and unallocated (2)	(25,735)	(19,536)	(13,073)
Total gross profit	$234,604	$169,082	$154,202

Interest expense: (3)
Builder operations
Central	$—	$24,072	$18,207
Southeast	15,635	15,686	12,795
Total builder operations	15,635	39,758	31,002
Corporate, other and unallocated	(15,635)	(39,758)	(31,002)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$99,624	$34,801	$36,191
Southeast	41,061	46,268	46,297
Total builder operations	140,685	81,069	82,488
Land development	9,512	13,469	8,439
Corporate, other and unallocated (4)	(7,384)	(10,209)	(9,256)
Income before income taxes	$142,813	$84,329	$81,671

(in thousands)	December 31, 2020	December 31, 2019
Inventory:
Builder operations
Central	$421,477	$251,677
Southeast	183,623	168,140
Total builder operations	605,100	419,817
Land development	213,555	308,071
Corporate, other and unallocated (5)	25,980	25,679
Total inventory	$844,635	$753,567

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2020, 2019 and 2018 were $2.6 million, $0.8 million and $4.9 million, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Interest expense of Builder operations Central and Southeast segments represents an interest expense charged by Corporate, other and unallocated segment in relation to financing purchases of land and construction of some of the Company’s Dallas and Atlanta builders. Intercompany interest revenue of the Corporate, other and unallocated segment is eliminated in consolidation.
(4)Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, LLC and investments in unconsolidated subsidiaries.
(5)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

12. INCOME TAXES

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions. The CARES Act did not have a significant impact on our expense for income taxes for the year ended December 31, 2020. We will continue to assess the effect, if any, the CARES Act will have on our income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made major changes to the Internal Revenue Code. The Company recognized the income tax effects of the Tax Act in its financial statements in accordance with Staff Accounting Bulletin 118 which provides SEC staff guidance for the application of ASC 740, Income Taxes. The Company finalized its accounting for the income tax effects of the Tax Act in the fourth quarter of 2018 with no adjustments recorded during the measurement period.

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current income tax expense (benefit):
Federal	$20,968	$15,980	$(569)
State	4,162	2,810	2,993
Total current income tax expense	25,130	18,790	2,424
Deferred income tax expense (benefit):
Federal	(354)	774	15,023
State	240	463	(311)
Total deferred income tax expense	(114)	1,237	14,712
Total income tax expense	$25,016	$20,027	$17,136

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21% for each of the years ended December 31, 2020, 2019 and 2018, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Tax on pre-tax book income (before reduction of noncontrolling interests)	$29,991	$17,709	$17,151
Tax effect of non-controlled earnings	(862)	(1,252)	(2,743)
State income tax expense, net of federal benefit	3,606	2,706	1,940
Adjustments to deferred tax assets related to state net operating losses	—	1,063	283
Change in valuation allowance	—	(1,063)	(283)
Tax credits	(8,088)	—	—
Other	369	864	788
Total income tax expense	$25,016	$20,027	$17,136
Effective income tax rate	17.5%	23.7%	21.0%

The change in the effective tax rate for the year ended December 31, 2020 relates primarily to the tax benefit of $8.1 million, net of the required basis adjustment, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the Act”). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020.

Deferred Income Taxes

The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Basis in partnerships	$8,163	$9,212
Accrued expenses	2,979	2,206
Inventory	2,585	2,316
Change in fair value of contingent consideration	1,385	1,444
Lease liabilities - operating leases	601	832
Stock-based compensation	392	408
Other	349	191
Deferred tax assets, gross	16,454	16,609
Valuation allowance	—	—
Deferred tax assets, net	$16,454	$16,609

Deferred tax liabilities:
Right-of-use assets - operating leases	$(581)	$(818)
Prepaid insurance	(372)	(419)
Other	(125)	(110)
Deferred tax liabilities	$(1,078)	$(1,347)
Total deferred income tax assets, net	$15,376	$15,262

Net Operating Losses and Valuation Allowances
As of December 31, 2020, all federal net operating loss carryforwards were fully utilized.

During the year ended December 31, 2019, the Company decided to write off its gross state net operating loss carryforwards in Minnesota of $13.7 million, as well as the related deferred tax asset and valuation allowance. Management believes on a more-likely-than-not basis that the Minnesota net operating loss carryforwards would not have been utilized.

The rollforward of valuation allowance is as follows (amounts in thousands):

	December 31, 2020	December 31, 2019
Valuation allowance at beginning of the year	$—	$1,063
Write-off of state net operating losses	—	(1,063)
Expiration of state net operating losses	—	—
Valuation allowance at end of the year	$—	$—

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2020.

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2020, 2019, and 2018. There were no accrued liabilities related to uncertain tax positions as of December 31, 2020 and 2019, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2017 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2009 and forward, income tax returns going back to the 2009 tax year are subject to adjustment.

The Colorado and Minnesota statutes of limitations remain open for our 2016 and subsequent tax years. The Nebraska statute of limitations remains open for our 2017 and subsequent tax years.

The Company’s subsidiaries file returns in Texas, Georgia and Florida and Colorado.

The Texas statute of limitations remains open for the 2016 and subsequent tax years. Any Texas adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia statute of limitations remains open for the 2017 and subsequent tax years. Any Georgia adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Florida statute of limitations will remain open for the 2018 and subsequent tax years. Any Florida adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

13. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $0.9 million, $0.8 million and $0.6 million of matching contributions to the 401(k) plan during the years ended December 31, 2020, 2019 and 2018.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018

Net income attributable to Green Brick Partners, Inc.	$113,693	$58,656	$51,623

Weighted-average number of shares outstanding - basic	50,568	50,530	50,652
Basic net income attributable to Green Brick Partners, Inc. per share	$2.25	$1.16	$1.02

Weighted-average number of shares outstanding - basic	50,568	50,530	50,652
Dilutive effect of stock options and restricted stock awards	227	106	99
Weighted-average number of shares outstanding - diluted	50,795	50,636	50,751
Diluted net income attributable to Green Brick Partners, Inc. per share	$2.24	$1.16	$1.02

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2020	2019	2018
Antidilutive options to purchase common stock and restricted stock awards	10	14	8

15. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and contingent consideration liability.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2020 and 2019.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2020 was $125.2 million.

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

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2019	$5,267	$5,267
Payment of contingent consideration in excess of acquisition date fair value	(5,267)	(5,267)
Change in fair value of contingent consideration	368	368
Contingent consideration liability, balance as of December 31, 2020	$368	$368

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2020 when compared to December 31, 2019.

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

16. RELATED PARTY TRANSACTIONS

During 2020, 2019 and 2018, the Company had the following related party transactions through the normal course of business.

Corporate Officers

Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Following a series of transactions described in Note 3, effective December 31, 2019, Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. During the year ended December 31, 2020, Trevor Brickman made cash contributions to Centre Living of $0.4 million.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2020 and 2019, and during the period from April 26, 2018 through December 31, 2018, GRBK GHO incurred lease costs of $0.1 million in each period, under such lease agreements. As of December 31, 2020, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2020 and 2019, and during the period from April 26, 2018 through December 2018, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2020, no amounts were due to the title company affiliate.

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2020 and 2019, letters of credit and performance bonds outstanding were $9.8 million and $14.4 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Warranty accrual, beginning of period	$3,840	$2,980
Warranties issued	4,553	3,358
Changes in liability for existing warranties	(26)	37
Settlements	(1,960)	(2,535)
Warranty accrual, end of period	$6,407	$3,840

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $1.3 million and $1.3 million for these leases for the years ended December 31, 2020 and 2019, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.2 million, respectively.
Rental expense for these leases totaled $1.2 million for the year ended December 31, 2018 and was included in selling, general and administrative expense in the consolidated statements of income.

As of December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.0 years and 4.85%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2020 are presented below (in thousands):

2021	$1,093
2022	816
2023	1,216
2024	86
2025	87
Thereafter	$66
Total future lease payments	$3,364
Less: Interest	$773
Present value of lease liabilities	$2,591

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $0.4 million for each of the years ended December 31, 2020 and 2019, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

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

18. SUBSEQUENT EVENTS

Note Purchase Agreement

On February 25, 2021, the Company entered into a Note Purchase Agreement with the several purchasers pursuant to which the Company issued $125 million aggregate principal amount of senior unsecured notes (the “2028 Notes”) due on February 25, 2028 at a fixed rate of 3.25% per annum. The Company expects to use the proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities, to pay fees and expenses incurred in connection with the transaction and for general corporate purposes. Interest will be payable quarterly in arrears commencing on May 25, 2021.

Share Repurchase Program

On March 1, 2021, the Company’s Board of Directors authorized a new $50 million stock repurchase program. This plan authorizes the Company to purchase, from time to time, until March 1, 2023, up to $50 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The plan may be modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

RSM US LLP, the Company’s independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 8, 2021 expressed an unqualified opinion.

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
March 8, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the Company’s proxy statement for its 2021 annual meeting of shareholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

(3) Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2014).
3.2	Amended and Restated Bylaws of BioFuel Energy Corp, dated as of March 20, 2009, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 23, 2009).
4.1	Specimen Common Stock Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed October 31, 2014).
4.2	Description of Capital Stock, (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed March 6, 2020).
10.1
Amended and Restated Limited Liability Company Operating Agreement of The Providence Group of Georgia, L.L.C., dated as of July 1, 2011 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-197446) filed on July 16, 2014).

10.2	Second Amended and Restated Company Agreement of CB JENI Homes DFW LLC, dated as of January 1, 2018, (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed March 6, 2020).
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

10.7†
Employment Agreement, dated as of October 26, 2020, between the Company and Richard A. Costello (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 22, 2021).

10.8†
Employment Agreement, dated as of September 10, 2020, between the Company and Jed Dolson (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

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
10.41
Note Purchase Agreement, dated as of August 26, 2020, by and among Green Brick Partners, Inc., Prudential Universal Reinsurance Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

10.42
Guaranty Agreement, dated as of August 26, 2020, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

10.43
Seventh Amendment to the Credit Agreement, dated December 22, 2020, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as administrative agent (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed December 30, 2020).

10.44
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

10.45
Note Purchase Agreement, dated February 25, 2021, by and among Green Brick Partners, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed March 3, 2021).

10.46
Guaranty Agreement, dated as of February 25, 2021, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed March 3, 2021).

21*	List of Subsidiaries of the Company.
23*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

Number	Exhibit Description
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2021.

Green Brick Partners, Inc.

/s/ James R. Brickman
By: James R. Brickman
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2021
Richard A. Costello

/s/ Elizabeth K. Blake	Director	March 8, 2021
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 8, 2021
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 8, 2021
David Einhorn

/s/ John R. Farris	Director	March 8, 2021
John R. Farris

/s/ Kathleen Olsen	Director	March 8, 2021
Kathleen Olsen

/s/ Richard S. Press	Director	March 8, 2021
Richard S. Press