Form 10-Q
period 2021-03-31
Green Brick Partners, Inc.
filed 2021-05-04
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

The number of shares of the Registrant's common stock outstanding as of April 30, 2021 was 50,732,276.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$28,688	$19,479
Restricted cash	14,750	14,156
Receivables	7,561	5,224
Inventory	920,890	844,635
Investments in unconsolidated entities	48,457	46,443
Right-of-use assets - operating leases	2,257	2,538
Property and equipment, net	3,506	3,595
Earnest money deposits	23,208	22,242
Deferred income tax assets, net	15,376	15,376
Intangible assets, net	601	622
Goodwill	680	680
Other assets	13,942	13,857
Total assets	$1,079,916	$988,847
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$39,000	$24,521
Accrued expenses	50,235	40,416
Customer and builder deposits	56,073	38,131
Lease liabilities - operating leases	2,289	2,591
Borrowings on lines of credit, net	3,809	106,687
Senior unsecured notes, net	235,561	111,056
Notes payable	119	2,125
Contingent consideration	368	368
Total liabilities	387,454	325,895
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	15,701	13,543
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,124,215 and 51,053,858 issued and 50,732,276 and 50,661,919 outstanding as of March 31, 2021 and December 31, 2020, respectively	511	511
Treasury stock, at cost, 391,939 shares	(3,167)	(3,167)
Additional paid-in capital	293,162	293,242
Retained earnings	375,625	349,656
Total Green Brick Partners, Inc. stockholders’ equity	666,131	640,242
Noncontrolling interests	10,630	9,167
Total equity	676,761	649,409
Total liabilities and equity	$1,079,916	$988,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Residential units revenue	$217,236	$191,187
Land and lots revenue	17,243	22,080
Total revenues	234,479	213,267
Cost of residential units	162,072	147,187
Cost of land and lots	13,418	17,111
Total cost of revenues	175,490	164,298
Total gross profit	58,989	48,969
Selling, general and administrative expenses	(29,488)	(26,869)
Equity in income of unconsolidated entities	3,891	2,565
Other income (loss), net	1,870	(1,909)
Income before income taxes	35,262	22,756
Income tax expense	7,501	6,040
Net income	27,761	16,716
Less: Net income attributable to noncontrolling interests	1,792	799
Net income attributable to Green Brick Partners, Inc.	$25,969	$15,917

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.51	$0.32
Diluted	$0.51	$0.31
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,633	50,454
Diluted	50,993	50,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended March 31, 2021 and 2020:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	111,675	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	146	—	146	—	146
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(1,829)	—	(1,829)	—	(1,829)
Net income	—	—	—	—	—	25,969	25,969	1,463	27,432
Balance at March 31, 2021	51,124,215	$511	(391,939)	$(3,167)	$293,162	$375,625	$666,131	$10,630	$676,761

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	204,620	2	—	—	1,598	—	1,600	—	1,600
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	134	—	134	—	134
Change in fair value of redeemable noncontrolling interest	—	—	—	—	2,755	—	2,755	—	2,755
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(2,970)	(2,970)
Net income	—	—	—	—	—	15,917	15,917	243	16,160
Balance at March 31, 2020	51,008,861	$510	(391,939)	$(3,167)	$294,695	$250,944	$542,982	$10,900	$553,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$27,761	$16,716
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	841	627
Share-based compensation expense	2,583	1,734
Equity in income of unconsolidated entities	(3,891)	(2,565)
Allowances for option deposits and pre-acquisition costs	43	3,440
Distributions of income from unconsolidated entities	1,886	1,657
Changes in operating assets and liabilities:
Increase in receivables	(2,337)	(1,301)
Increase in inventory	(76,034)	(16,884)
Increase in earnest money deposits	(1,009)	(7,436)
Increase in other assets	(106)	(1,595)
Increase in accounts payable	14,479	1,288
Increase in accrued expenses	9,819	6,850
Increase (decrease) in customer and builder deposits	17,942	(1,369)
Net cash (used in) provided by operating activities	(8,023)	1,162
Cash flows from investing activities:
Investments in unconsolidated entities	(9)	—
Purchase of property and equipment	(730)	(1,054)
Net cash used in investing activities	(739)	(1,054)
Cash flows from financing activities:
Borrowings from lines of credit	108,000	126,000
Borrowings from senior unsecured notes	125,000	—
Repayments of lines of credit	(211,000)	(48,000)
Repayments of notes payable	(2,006)	—
Payments of debt issuance costs	(595)	—
Payments of withholding tax on vesting of restricted stock awards	(834)	(592)
Contributions from noncontrolling interests	—	400
Distributions to noncontrolling interests	—	(2,970)
Net cash provided by financing activities	18,565	74,838
Net increase in cash and cash equivalents and restricted cash	9,803	74,946
Cash and cash equivalents, beginning of period	19,479	33,269
Restricted cash, beginning of period	14,156	4,416
Cash and cash equivalents and restricted cash, beginning of period	33,635	37,685
Cash and cash equivalents, end of period	28,688	105,860
Restricted cash, end of period	14,750	6,771
Cash and cash equivalents and restricted cash, end of period	$43,438	$112,631

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$—	$(137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or subsequent periods due to seasonal variations and other factors.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard on January 1, 2021. The adoption of ASU 2019-12 had no impact on the Company’s consolidated financial statements.

2. INVENTORY

A summary of inventory is as follows (in thousands):

	March 31, 2021	December 31, 2020
Homes completed or under construction	$466,128	$356,706
Land and lots - developed and under development	440,622	482,371
Land held for sale	14,140	5,558
Total inventory	$920,890	$844,635

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest capitalized at beginning of period	$17,520	$18,596
Interest incurred	2,851	2,959
Interest charged to cost of revenues	(1,991)	(2,679)
Interest capitalized at end of period	$18,380	$18,876

Capitalized interest as a percentage of inventory	2.0%	2.4%

As of March 31, 2021, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of March 31, 2021, the Company did not identify any selling communities with indicators of impairment. For the three months ended March 31, 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

The Company recorded a de minimis impairment adjustment to reduce the carrying value of impaired communities to fair value during the three months ended March 31, 2020.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2021	December 31, 2020
GB Challenger, LLC	$31,239	$29,488
GBTM Sendera, LLC	9,838	9,846
EJB River Holdings, LLC	5,295	5,296
Green Brick Mortgage, LLC	1,408	1,207
BHome Mortgage, LLC	677	606
Total investment in unconsolidated entities	$48,457	$46,443

A summary of the unaudited condensed financial information of the six unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Cash	$13,226	$12,765
Accounts receivable	2,109	1,815
Bonds and notes receivable	5,942	5,942
Loans held for sale, at fair value	20,309	14,530
Inventory	132,192	122,819
Other assets	9,858	8,377
Total assets	$183,636	$166,248
Liabilities:
Accounts payable	$6,445	$7,171
Accrued expenses and other liabilities	12,624	11,148
Notes payable	75,266	60,642
Total liabilities	$94,335	$78,961
Owners’ equity:
Green Brick	$45,484	$43,451
Others	43,817	43,836
Total owners’ equity	$89,301	$87,287
Total liabilities and owners’ equity	$183,636	$166,248

	Three Months Ended March 31,
	2021	2020
Revenues	$39,721	$35,365
Costs and expenses	31,951	29,815
Net earnings of unconsolidated entities	$7,770	$5,550
Company’s share in net earnings of unconsolidated entities	$3,891	$2,565

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows:

	Three Months Ended March 31,
	2021	2020
GB Challenger, LLC	$2,750	$1,761
Green Brick Mortgage, LLC	1,088	789
Providence Group Title, LLC	—	15
EJB River Holdings, LLC	(1)	—
BHome Mortgage, LLC	71	—
GBTM Sendera, LLC	(17)	—
Total net earnings from unconsolidated entities	$3,891	$2,565

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Secured Revolving Credit Facility	$5,000	$7,000
Unsecured Revolving Credit Facility	—	101,000
Debt issuance costs, net of amortization	(1,191)	(1,313)
Total borrowings on lines of credit, net	$3,809	$106,687

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2021, the maturity date of the Secured Revolving Credit Facility is May 1, 2022.

As of March 31, 2021, letters of credit outstanding totaling $2.7 million reduced the aggregate maximum commitment amount to $32.3 million.

As of March 31, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility currently provides aggregate lending commitments of up to $265.0 million. As of March 31, 2021, the maximum aggregate amount of the Unsecured Revolving Credit Facility was $275.0 million, and the termination date with respect to commitments under the Unsecured Revolving Credit Facility was December 14, 2021 for $30.0 million, December 14, 2022 for $75.0 million, December 14, 2023 for $160.0 million out of the aggregate lending commitment of $265.0 million. In March 2021, the amount outstanding under the Unsecured Credit Facility was paid down to $0.0 million.

Senior Unsecured Notes
On August 8, 2019, the Company issued $75.0 million aggregate principal amount of senior unsecured notes (the“2026 Notes”) due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received net proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2026 Notes to repay borrowings under the Company’s existing revolving credit facilities.

Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing November 8, 2019.

On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue a $37.5 million aggregate principal amount of senior unsecured notes (the“2027 Notes”) due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2027 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Interest is payable quarterly in arrears commencing on November 26, 2020.

On February 25, 2021, the Company entered into a Note Purchase Agreement with several purchasers pursuant to which the Company issued $125.0 million aggregate principal amount of senior unsecured notes (the “2028 Notes”). Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028. Interest accrues at an annual fixed rate of 3.25% per annum and is payable quarterly in arrears commencing on May 25, 2021. The Company received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities, to pay fees and expenses incurred in connection with the transaction and for general corporate purposes.

5. REDEEMABLE NONCONTROLLING INTEREST AND CONTINGENT CONSIDERATION

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiaries
The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by our Florida-based partner that is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements.
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$13,543	$13,611
Net income attributable to redeemable noncontrolling interest partner	329	556
Change in fair value of redeemable noncontrolling interest	1,829	(2,755)
Redeemable noncontrolling interest, end of period	$15,701	$11,412

Contingent Consideration
Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2020 through December 31, 2020, and the contingent consideration of $0.4 million was earned by the minority partner and paid by the Company in April 2021 in addition to a $0.1 million distribution of income. As of March 31, 2021, the estimate of the undiscounted contingent consideration payouts for the period from January 1, 2021 through April 26, 2021 was $0.0 million. The contingent consideration period expires April 26, 2021.

6. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
On March 1, 2021, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million stock repurchase program (the “Repurchase Plan”). The Repurchase Plan authorizes the Company to purchase from time to time on or prior to December 31, 2022, up to $50.0 million of our outstanding common stock through open market repurchases in compliance with

Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The Repurchase Plan may be modified or terminated by our Board at any time in its sole discretion.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the three months ended March 31, 2021, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. The fair value of the SAs granted to EOs was recorded as share-based compensation expense on the grant date. The Company withheld 41,318 shares of common stock from EOs, at a total cost of $0.8 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new restricted stock award plan. This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis compensation expense related to these awards as of March 31, 2021.

A summary of share-based awards activity during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2020	45	$12.33
Granted	112	$21.82
Vested	(112)	$21.82
Forfeited	—	$—
Nonvested, March 31, 2021	45	$12.33

Stock Options
A summary of stock options activity during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2020	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2021	500	$7.49	3.58	$7,595
Options exercisable, March 31, 2021	500	$7.49	3.58	$7,595

Share-Based Compensation Expense
Share-based compensation expense was $2.6 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.1 million which is expected to be recognized over a weighted-average period of 0.2 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$157,378	$8,417	$123,425	$22,080
Southeast	59,858	8,826	67,762	—
Total revenues	$217,236	$17,243	$191,187	$22,080

Type of Customer
Homebuyers	$217,236	$—	$191,187	$—
Homebuilders and Multi-family Developers	—	17,243	—	22,080
Total revenues	$217,236	$17,243	$191,187	$22,080

Product Type
Residential units	$217,236	$—	$191,187	$—
Land and lots	—	17,243	—	22,080
Total revenues	$217,236	$17,243	$191,187	$22,080

Timing of Revenue Recognition
Transferred at a point in time	$216,134	$17,243	$189,248	$22,080
Transferred over time	1,102	—	1,939	—
Total revenues	$217,236	$17,243	$191,187	$22,080
Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2021	December 31, 2020
Customer and builder deposits	$56,073	$38,131

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Type of Customer
Homebuyers	$6,616	$5,835
Homebuilders and Multi-Family Developers	1,109	3,641
Total deposits recognized as revenue	$7,725	$9,476

Performance Obligations
There was no revenue recognized during the three months ended March 31, 2021 and 2020 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $32.9 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2021	$25,164
2022	6,194
2023	1,525
Total	$32,883

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues: (1)
Builder operations
Central	$158,386	$123,425
Southeast	68,684	67,762
Total builder operations	227,070	191,187
Land development	7,409	22,080
Total revenues	$234,479	$213,267

Gross profit:
Builder operations
Central	$43,889	$31,195
Southeast	19,049	18,258
Total builder operations	62,938	49,453

	Three Months Ended March 31,
(in thousands)	2021	2020
Land development	1,780	5,598
Corporate, other and unallocated (2)	(5,729)	(6,082)
Total gross profit	$58,989	$48,969

Income before income taxes:
Builder operations
Central	$24,858	$11,967
Southeast	10,163	8,743
Total builder operations	35,021	20,710
Land development	1,844	5,539
Corporate, other and unallocated (3)	(1,603)	(3,493)
Income before income taxes	$35,262	$22,756

	March 31, 2021	December 31, 2020
Inventory:
Builder operations
Central	$468,724	$421,477
Southeast	220,979	183,623
Total builder operations	689,703	605,100
Land development	203,645	213,555
Corporate, other and unallocated (4)	27,542	25,980
Total inventory	$920,890	$844,635

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three months ended March 31, 2021 were $9.8 million compared to $0.0 million for the three months ended March 31, 2020.
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

10. INCOME TAXES

The Company’s income tax expense for the three months ended March 31, 2021 was $7.5 million, compared to $6.0 million in the three months ended March 31, 2020. The effective tax rate was 21.3% for the three months ended March 31, 2021, compared to 26.5% in the comparable prior year period. The change in the effective tax rate for the three months ended March 31, 2021 relates primarily to the impact of projected noncontrolling interest for the year and a tax benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit to December 31, 2021.

11. EARNINGS PER SHARE

The Company’s Restricted Stock Awards (“RSAs”) have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to Green Brick Partners, Inc.	$25,969	$15,917

Weighted-average number of shares outstanding - basic	50,633	50,454
Basic net income attributable to Green Brick Partners, Inc. per share	$0.51	$0.32

Weighted-average number of shares outstanding - basic	50,633	50,454
Dilutive effect of stock options and restricted stock awards	360	192
Weighted-average number of shares outstanding - diluted	50,993	50,646
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.51	$0.31

During the three months ended March 31, 2021 and 2020, there were no shares which could potentially dilute earnings per share in the future and that were not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share.

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2021 was $253.5 million.

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

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2020	$368	$368
Change in fair value of contingent consideration	—	—
Contingent consideration liability, balance as of March 31, 2021	$368	$368

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2021.

Fair Value of Nonfinancial Instruments
Nonfinancial assets and liabilities include inventory which is measured at cost unless the carrying value is determined to be not recoverable in which case the affected instrument is written down to fair value. The fair value of inventory is primarily determined by discounting the estimated future cash flow of each community using various unobservable inputs in our impairment analysis. Per the fair value hierarchy, these items are level 3 nonfinancial instruments. For additional information on the Company’s inventory, refer to Note 2.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three months ended March 31, 2021, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2021 and 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of March 31, 2021 and December 31, 2020, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2021 and December 31, 2020, letters of credit and performance bonds outstanding were $10.2 million and $9.8 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Warranty accrual, beginning of period	$6,407	$3,840
Warranties issued	1,100	840
Changes in liability for existing warranties	39	(87)
Settlements	(685)	(420)
Warranty accrual, end of period	$6,861	$4,173

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 3.0 years and 4.8%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2021 are presented below (in thousands):

Remainder of 2021	$758
2022	816
2023	1,216
2024	86
2025	87
Thereafter	66
Total future lease payments	$3,029
Less: Interest	740
Present value of lease liabilities	$2,289

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) the effects of COVID-19 pandemic on the homebuilding industry and our business; (4) expectations regarding our industry and our business in 2021 and beyond; (5) our growth, the drivers of that growth; (6) our land and lot acquisition strategy and its impact on our results; (7) the sufficiency of our capital resources to support our business strategy and to service our debt; (8) the impact of new accounting standards and changes in accounting estimates; (9) trends and expectations regarding sales prices, sales orders, backlog, cancellations, construction costs, gross margins, land costs, profitability and inventories; (10) our future cash needs; (11) our strategy to utilize leverage to invest in our business; (12) seasonal factors and the impact of seasonality in future quarters; and (13) our expectations regarding access to additional growth capital.

These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) continuing impacts from the COVID-19 pandemic, (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) changes in macroeconomic conditions, including interest rates and unemployment rates, that could adversely impact demand for new homes or the ability of potential buyers to qualify; (4) shortages, delays or increased costs of raw materials, especially in light of COVID-19 and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (5) a shortage of labor, (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including an inability to grow our operations or expand our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing or a rise in interest rates; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2020. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2020, are provided below:

Three Months Ended March 31, 2021
Home deliveries	Increased by 15.2%
Home closings revenue	Increased by 14.2%
Average sales price of homes delivered	Decreased by 0.8%
Net new home orders	Increased by 71.2%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. While response to the COVID-19 outbreak continues to rapidly evolve, steps including stay-at-home orders and social distancing guidelines have seriously disrupted activities in many other segments of the economy. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. The overwhelming expansion of our sales activity is attributable to the strong performance of our new Trophy brand division, an increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Home closings revenue	$216,134	$189,248	$26,886	14.2%
Mechanic’s lien contracts revenue	1,102	1,939	(837)	(43.2)%
Residential units revenue	$217,236	$191,187	$26,049	13.6%
New homes delivered	516	448	68	15.2%
Average sales price of homes delivered	$418.9	$422.4	$(3.5)	(0.8)%

The $26.0 million increase in residential units revenue was primarily driven by the 15.2% increase in new homes delivered, which was primarily due to a large backlog of homes entering the quarter and an increased number of units under construction entering the quarter. The 0.8% decrease in the average sales price of homes delivered for the three months ended March 31, 2021 was attributable to our growth in revenues which was substantially from Trophy Signature Homes and CB JENI Homes - Townhome Division, that both sell homes at average sales prices that are below our average sales price.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Net new home orders	1,082	632	450	71.2%
Cancellation rate	6.0%	16.5%	(10.5)%	(63.6)%
Absorption rate per average active selling community per quarter	11.3	6.7	4.6	68.7%
Average active selling communities	96	94	2	2.1%
Active selling communities at end of period	90	93	(3)	(3.2)%
Backlog	$995,743	$427,322	$568,421	133.0%
Backlog (units)	2,029	970	1,059	109.2%
Average sales price of backlog	$490.8	$440.5	$50.3	11.4%

Net new home orders increased 71.2% over the prior year period. The increase reflects the strong performance of our new Trophy brand division, a 2.1% increase in average selling communities, as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Our absorption rate per average active selling community increased 68.7% year over year.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.0% for the three months ended March 31, 2021, compared to 16.5% for the three months ended March 31, 2020. The decrease in our cancellation rate is due to macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

The $568.4 million increase in value of backlog was due to the 109.2% increase in the number of homes in backlog and the 11.4% increase in the average sales price of backlog. The 109.2% increase in the number of homes in backlog was due to a 68.7% increase in the absorption rate per average active selling community and a 2.1% increase in the number of average active selling communities, as well as the record level of backlog entering the quarter. The increase of the average sales price of homes in backlog was the result of price increases.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Home closings revenue	$216,134	100.0%	$189,248	100.0%
Cost of homebuilding units	161,230	74.6%	145,591	76.9%
Homebuilding gross margin	$54,904	25.4%	$43,657	23.1%

Mechanic’s lien contracts revenue	$1,102	100.0%	$1,939	100.0%
Cost of mechanic’s lien contracts	842	76.4%	1,596	82.3%
Mechanic’s lien contracts gross margin	$260	23.6%	$343	17.7%

Residential units revenue	$217,236	100.0%	$191,187	100.0%
Cost of residential units	162,072	74.6%	147,187	77.0%
Residential units gross margin	$55,164	25.4%	$44,000	23.0%

Cost of residential units for the three months ended March 31, 2021 increased by $14.9 million, or 10.1%, compared to the three months ended March 31, 2020, primarily due to the 15.2% increase in the number of new homes delivered.

Residential units gross margin for the three months ended March 31, 2021 increased to 25.4%, compared to 23.0% for the three months ended March 31, 2020, primarily because of a decrease in sales incentives offered to customers and price increases to homes sold in certain communities.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Lots revenue	$8,443	$22,080	$(13,637)	(61.8)%
Land revenue	8,800	—	8,800	100%
Land and lots revenue	$17,243	$22,080	$(4,837)	(21.9)%
Lots closed	79	138	(59)	(42.8)%
Average sales price of lots closed	$106.9	$160.0	$(53.1)	(33.2)%

Lots revenue decreased by 61.8%, primarily driven by a 42.8% decrease in the number of lots closed and a higher number of lots developed internally. The average lot price decreased by 33.2% due to due to a higher number of entry level lots sold.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$28,160	$25,460	12.4%	13.3%
Land development	39	327	0.5%	1.5%
Corporate, other and unallocated	1,289	1,082	—	—
Total selling, general and administrative expenses	$29,488	$26,869	12.6%	12.6%

Builder Operations
The 0.9% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2021 was $1.3 million, compared to $1.1 million for the three months ended March 31, 2020.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $3.9 million, or 51.7%, for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020, primarily due to an increase in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income (Loss), Net
Other income (loss), net, increased to $1.9 million for the three months ended March 31, 2021, compared to a loss of $1.9 million for the three months ended March 31, 2020, the change is primarily attributable to $3.4 million in write-offs of option deposits and pre-acquisition costs caused by the COVID-19 pandemic during the three months ended March 31, 2020 and an increase of title closing and settlement services of $0.9 million arising from a higher volume of closings during the three months ended March 31, 2021.

Income Tax Expense
Income tax expense was $7.5 million for the three months ended March 31, 2021 compared to a $6.0 million for the three months ended March 31, 2020, the increase was due to a higher taxable income substantially offset by a lower effective tax rate due to the projected noncontrolling interest for the year and estimated savings from federal energy efficient homes tax credits for the 2021 tax year.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2021 and December 31, 2020. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	March 31, 2021	December 31, 2020
Lots owned
Central	6,682	6,823
Southeast	1,883	2,097
Total lots owned	8,565	8,920
Lots controlled
Central	9,045	4,398
Southeast	1,329	1,150
Total lots controlled	10,374	5,548
Total lots owned and controlled (1)	18,939	14,468
Percentage of lots owned	45.2%	61.7%

(1) Excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Lots under third party option contracts	2,698	2,970
Land under option for future acquisition and development	5,838	740
Lots under option through unconsolidated development joint ventures	1,838	1,838
Total lots controlled	10,374	5,548

The following table presents additional information on the lots we owned as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Total lots owned	8,565	8,920
Land under option for future acquisition and development	5,838	740
Lots under option through unconsolidated development joint ventures	1,838	1,838
Total lots self-developed	16,241	11,498
Self-developed lots as a percentage of total lots owned and controlled	85.8%	79.5%

Liquidity and Capital Resources Overview
As of March 31, 2021 and December 31, 2020, we had $28.7 million and $19.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities. We have continued product price increases to offset some cost input increases like lumber and expect to maintain our industry leading high margins.

Our principal uses of capital for the three months ended March 31, 2021 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 26.4% as of March 31, 2021. In addition, as of March 31, 2021, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 24.0%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission. Net debt to total capitalization is calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating our financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of March 31, 2021:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$239,489	$(28,688)	$210,801
Total Green Brick Partners, Inc. stockholders’ equity	666,131	—	666,131
Total capitalization	$905,620	$(28,688)	$876,932

Debt to total capitalization ratio	26.4%
Net debt to total capitalization ratio			24.0%

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and borrowings during the three months ended March 31, 2021.

Debt Instruments
Senior Unsecured Notes – As of March 31, 2021, we had three series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $235.6 million as of March 31, 2021 up from $111.1 million as of December 31, 2020 due to the issuance of the 2028 Notes discussed below.
•In August 2019, we issued $75 million of senior unsecured notes (the “2026 Notes”). Interest accrues at an annual rate of 4.0% and is payable quarterly. Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025 with a final principal payment of $50.0 million on August 8, 2026.
•In August 2020, we issued $37.5 million of senior unsecured notes (the “2027 Notes”). Interest accrues at an annual rate of 3.35% and is payable quarterly. Principal on the 2027 Notes is due on August 26, 2027.
•In February 2021, we issued $125 million of senior unsecured notes (the “2028 Notes”). Interest accrues interest at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028.

Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

The 2028 Notes were issued pursuant to a Note Purchase Agreement to several institutional purchasers. We received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. We used the net proceeds from the issuance of the 2028 Notes to repay borrowings under our existing secured and unsecured revolving credit facilities and for general corporate purposes.
Unsecured Revolving Credit Facility – As of March 31, 2021, our $265 million Unsecured Revolving Credit Facility had no outstanding balance, down from $101.0 million as of December 31, 2020 after application of a portion of the net proceeds from the 2028 Notes discussed above. The borrowings on the Unsecured Revolving Credit Facility have a maturity date of December 14, 2021 for $30.0 million, December 14, 2022 for $75.0 million, December 14, 2023 for $160.0 million, respectively, and bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%.
Secured Revolving Credit Facility - As of March 31, 2021, we had $5.0 million outstanding under our Secured Revolving Credit facility, down from $7.0 million as of December 31, 2020. Borrowings on the Secured Revolving Credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of March 31, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.
Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2021. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of March 31, 2021, our interest coverage on a last 12 months’ basis was 16.91 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $425.8 million and, as of March 31, 2021, we had $664.8 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of March 31, 2021, we had a rolling average ratio of 28.4%.

As of March 31, 2021, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on our lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

•Operating activities. Net cash used in operating activities for the three months ended March 31, 2021 was $8.0 million, compared to $1.2 million provided by operating activities during the three months ended March 31, 2020. The net cash outflows for the three months ended March 31, 2021 were primarily driven by an increase in inventory of $76.0 million, partially offset by $29.2 million of cash generated from business operations, a $17.9 million increase in customer and builder deposits, and the deferral of expense payments through a $9.8 million and $14.5 million increase in accrued expenses and accounts payable, respectively.

•Investing activities. Net cash used in investing activities for the three months ended March 31, 2021 decreased to $0.7 million, compared to $1.1 million for the three months ended March 31, 2020.

•Financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $18.6 million, compared to $74.8 million provided by financing activities during the three months ended March 31, 2020. This change was due to us drawing the full amount of our Unsecured Revolving Credit Facility driven by the disruptions to the credit and economic markets arising from the COVID-19 pandemic during the three months ended March 31, 2020.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller. During the three months ended March 31, 2020, management determined to increase the allowance for certain option contracts due to the impact of the COVID-19 pandemic on the homebuilding industry and projected future demand for homes in certain markets and/or locations. However, management subsequently reassessed the market situation based on new information available and reversed such allowances for earnest money deposits and pre-acquisition costs related to option contracts in the subsequent quarter.

As of March 31, 2021, we had earnest money deposits of $27.8 million at risk associated with contracts to purchase 9,220 lots past feasibility studies with an aggregate purchase price of approximately $338.8 million.

Letters of Credit and Performance Bonds
Refer to Note 14 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 5 in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

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

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange

Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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

Date:    May 4, 2021