Form 10-Q
period 2021-06-30
Green Brick Partners, Inc.
filed 2021-08-03
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

The number of shares of the Registrant's common stock outstanding as of July 31, 2021 was 50,759,972.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$33,517	$19,479
Restricted cash	23,598	14,156
Receivables	7,007	5,224
Inventory	1,106,141	844,635
Investments in unconsolidated entities	50,342	46,443
Right-of-use assets - operating leases	4,528	2,538
Property and equipment, net	3,712	3,595
Earnest money deposits	20,161	22,242
Deferred income tax assets, net	15,376	15,376
Intangible assets, net	580	622
Goodwill	680	680
Other assets	21,494	13,857
Total assets	$1,287,136	$988,847
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$45,761	$24,521
Accrued expenses	57,425	40,416
Customer and builder deposits	63,700	38,131
Lease liabilities - operating leases	4,582	2,591
Borrowings on lines of credit, net	130,605	106,687
Senior unsecured notes, net	235,624	111,056
Notes payable	233	2,125
Contingent consideration	—	368
Total liabilities	537,930	325,895
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	17,515	13,543
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,151,911 and 51,053,858 issued and 50,759,972 and 50,661,919 outstanding as of June 30, 2021 and December 31, 2020, respectively	511	511
Treasury stock, at cost, 391,939 shares	(3,167)	(3,167)
Additional paid-in capital	292,157	293,242
Retained earnings	427,888	349,656
Total Green Brick Partners, Inc. stockholders’ equity	717,389	640,242
Noncontrolling interests	14,302	9,167
Total equity	731,691	649,409
Total liabilities and equity	$1,287,136	$988,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Residential units revenue	$333,500	$228,667	$550,736	$419,854
Land and lots revenue	40,306	4,166	57,549	26,246
Total revenues	373,806	232,833	608,285	446,100
Cost of residential units	244,165	175,723	406,237	322,910
Cost of land and lots	28,665	3,215	42,083	20,326
Total cost of revenues	272,830	178,938	448,320	343,236
Total gross profit	100,976	53,895	159,965	102,864
Selling, general and administrative expenses	(33,985)	(25,672)	(63,473)	(52,541)
Equity in income of unconsolidated entities	4,593	5,174	8,484	7,739
Other income, net	2,393	2,788	4,263	879
Income before income taxes	73,977	36,185	109,239	58,941
Income tax expense	15,694	1,348	23,195	7,388
Net income	58,283	34,837	86,044	51,553
Less: Net income attributable to noncontrolling interests	6,020	1,190	7,812	1,989
Net income attributable to Green Brick Partners, Inc.	$52,263	$33,647	$78,232	$49,564

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.03	$0.67	$1.54	$0.98
Diluted	$1.02	$0.66	$1.53	$0.98
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,701	50,583	50,667	50,519
Diluted	51,064	50,692	51,029	50,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended June 30, 2021 and 2020:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	51,124,215	$511	(391,939)	$(3,167)	$293,162	$375,625	$666,131	$10,630	$676,761
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	27,696	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	173	—	173	—	173
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(1,178)	—	(1,178)	—	(1,178)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	52,263	52,263	5,278	57,541
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	51,008,861	$510	(391,939)	$(3,167)	$294,695	$250,944	$542,982	$10,900	$553,882
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	44,997	1	—	—	—	—	1	—	1
Amortization of deferred share-based compensation	—	—	—	—	84	—	84	—	84
Change in fair value of noncontrolling interest	—	—		—	(1,892)	—	(1,892)	—	(1,892)
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Distributions	—	—	—	—	—	—	—	(2,281)	(2,281)
Net income	—	—	—	—	—	33,647	33,647	504	34,151
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the six months ended June 30, 2021 and 2020:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	319	—	319	—	319
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(3,007)	—	(3,007)	—	(3,007)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	78,232	78,232	6,741	84,973
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,598	—	1,601	—	1,601
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	218	—	218	—	218
Change in fair value of redeemable noncontrolling interest	—	—	—	—	863	—	863	—	863
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	49,564	49,564	747	50,311
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$86,044	$51,553
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,394	1,539
Share-based compensation expense	2,756	1,819
Deferred income taxes, net	—	(115)
Equity in income of unconsolidated entities	(8,484)	(7,739)
Allowances for option deposits and pre-acquisition costs	43	1,532
Distributions of income from unconsolidated entities	4,593	3,393
Changes in operating assets and liabilities:
Increase in receivables	(1,783)	(9,767)
(Increase) decrease in inventory	(261,156)	2,798
Decrease (increase) in earnest money deposits	2,078	(6,273)
Increase in other assets	(7,649)	(4,820)
Increase (decrease) in accounts payable	21,240	(1,322)
Increase in accrued expenses	17,009	14,735
Payment of contingent consideration in excess of acquisition date fair value	(368)	(5,267)
Increase (decrease) in customer and builder deposits	25,568	(3,061)
Net cash (used in) provided by operating activities	(118,715)	39,005
Cash flows from investing activities:
Investments in unconsolidated entities	(8)	(490)
Purchase of property and equipment	(1,467)	(1,180)
Net cash used in investing activities	(1,475)	(1,670)
Cash flows from financing activities:
Borrowings from lines of credit	342,000	112,000
Borrowings from senior unsecured notes	125,000	—
Repayments of lines of credit	(318,000)	(133,000)
Proceeds from notes payable	127	10,562
Repayments of notes payable	(2,018)	(6,313)
Payments of debt issuance costs	(893)	—
Payments of withholding tax on vesting of restricted stock awards	(834)	(592)
Contributions from noncontrolling interests	—	400
Distributions to redeemable noncontrolling interest	(106)	(1,505)
Distributions to noncontrolling interests	(1,606)	(5,251)
Net cash provided by (used in) financing activities	143,670	(23,699)
Net increase in cash and cash equivalents and restricted cash	23,480	13,636
Cash and cash equivalents, beginning of period	19,479	33,269
Restricted cash, beginning of period	14,156	4,416
Cash and cash equivalents and restricted cash, beginning of period	33,635	37,685
Cash and cash equivalents, end of period	33,517	43,162
Restricted cash, end of period	23,598	8,159
Cash and cash equivalents and restricted cash, end of period	$57,115	$51,321

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$32,463	$13

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2021	December 31, 2020
Homes completed or under construction	$535,138	$356,706
Land and lots - developed and under development	567,398	482,371
Land held for sale	3,605	5,558
Total inventory	$1,106,141	$844,635

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest capitalized at beginning of period	$18,380	$18,876	$17,520	$18,596
Interest incurred	3,250	2,708	6,101	5,667
Interest charged to cost of revenues	(2,670)	(2,793)	(4,661)	(5,472)
Interest capitalized at end of period	$18,960	$18,791	$18,960	$18,791

Capitalized interest as a percentage of inventory	1.7%	2.5%	1.7%	2.5%

As of June 30, 2021, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of June 30, 2021, the Company did not identify any selling communities with indicators of impairment. For the three and six months ended June 30, 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

For the three and six months ended June 30, 2020, the Company recorded a $0.0 million and a de minimis impairment adjustment, respectively, to reduce the carrying value of impaired communities to fair value.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2021	December 31, 2020
GB Challenger, LLC	$33,070	$29,488
GBTM Sendera, LLC	9,854	9,846
EJB River Holdings, LLC	5,769	5,296
Green Brick Mortgage, LLC	886	1,207
BHome Mortgage, LLC	763	606
Total investment in unconsolidated entities	$50,342	$46,443

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Cash	$14,131	$12,765
Accounts receivable	2,558	1,815
Bonds and notes receivable	5,942	5,942
Loans held for sale, at fair value	35,756	14,530
Inventory	150,154	122,819
Other assets	7,775	8,377
Total assets	$216,316	$166,248
Liabilities:
Accounts payable	$7,578	$7,171
Accrued expenses and other liabilities	15,712	11,148
Notes payable	99,906	60,642
Total liabilities	$123,196	$78,961
Owners’ equity:
Green Brick	$47,652	$43,451
Others	45,468	43,836
Total owners’ equity	$93,120	$87,287
Total liabilities and owners’ equity	$216,316	$166,248

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$51,737	$52,948	$91,458	$88,313
Costs and expenses	42,492	42,337	74,359	72,152
Net earnings of unconsolidated entities	$9,245	$10,611	$17,099	$16,161
Company’s share in net earnings of unconsolidated entities	$4,593	$5,174	$8,484	$7,739

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GB Challenger, LLC	$3,225	$3,805	$5,975	$5,566
Green Brick Mortgage, LLC	545	1,371	1,633	2,160
Providence Group Title, LLC	—	111	—	14
EJB River Holdings, LLC	473	(1)	472	(1)
GBTM Sendera, LLC	17	—	—	—
BHome Mortgage, LLC	333	—	404	—
Total net earnings from unconsolidated entities	$4,593	$5,174	$8,484	$7,739

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Secured Revolving Credit Facility	$2,000	$7,000
Unsecured Revolving Credit Facility	130,000	101,000
Debt issuance costs, net of amortization	(1,395)	(1,313)
Total borrowings on lines of credit, net	$130,605	$106,687

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2021, the maturity date of the Secured Revolving Credit Facility is May 1, 2022.

As of June 30, 2021, there were letters of credit outstanding totaling $2.7 million and a net available commitment amount of $32.3 million.

As of June 30, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility provides for maximum aggregate lending commitments of up to $275.0 million of which the Company has secured outstanding commitments of $265.0 million. Following amendments to the Unsecured Revolving Credit Facility to replace Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”) with Veritex Community Bank (“Veritex”) as lender, the termination date with respect to commitments under the Unsecured Revolving Credit Facility is December 14, 2022 for $75.0 million and December 14, 2023 for $190.0 million out of aggregate lending commitments of $265.0 million.

Fees and other debt issuance costs of $0.3 million were incurred during the three months ended June 30, 2021, associated with the amendments. These costs are deferred and reduce the carrying amount of debt on our consolidated balance sheet. As of June 30, 2021, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.57% to 2.59% per annum.

Senior Unsecured Notes
On August 8, 2019, the Company issued $75.0 million aggregate principal amount of senior unsecured notes (the “2026 Notes”) due on August 8, 2026 at a fixed rate of 4.00% per annum to Prudential Private Capital in a Section 4(a)(2) private placement transaction and received net proceeds of $73.3 million. A brokerage fee of approximately $1.5 million associated with the issuance was paid at closing. The brokerage fee, and other debt issuance costs of approximately $0.2 million, were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2026 Notes to repay borrowings under the Company’s existing revolving credit facilities.

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

On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue a $37.5 million aggregate principal amount of senior unsecured notes (the “2027 Notes”) due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2027 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Interest is payable quarterly in arrears commencing on November 26, 2020.

On February 25, 2021, the Company entered into a Note Purchase Agreement with several purchasers pursuant to which the Company issued $125.0 million aggregate principal amount of senior unsecured notes in a Section 4(a)(2) private placement transaction (the “2028 Notes”). Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028. Interest accrues at an annual fixed rate of 3.25% per annum and is payable quarterly in arrears commencing on May 25, 2021. The Company received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities, to pay fees and expenses incurred in connection with the transaction and for general corporate purposes.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$15,701	$11,412
Net income attributable to redeemable noncontrolling interest partner	742	686
Distributions of income to redeemable noncontrolling interest partner	(106)	(1,505)
Change in fair value of redeemable noncontrolling interest	1,178	1,892
Redeemable noncontrolling interest, end of period	$17,515	$12,485

	Six Months Ended June 30,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$13,543	$13,611
Net income attributable to redeemable noncontrolling interest partner	1,071	1,242
Distributions of income to redeemable noncontrolling interest partner	(106)	(1,505)
Change in fair value of redeemable noncontrolling interest	3,007	(863)
Redeemable noncontrolling interest, end of period	$17,515	$12,485
Contingent Consideration
Under the terms of the purchase agreement, the Company may be obligated to pay contingent consideration to our partner if certain annual performance targets are met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2020 through December 31, 2020, and contingent consideration of $0.4 million was earned by the minority partner and paid by the Company in April 2021 in addition to a $0.1 million distribution of income. The performance targets were not met for the period from January 1, 2021 through April 26, 2021. The contingent consideration period expired April 26, 2021.

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

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the six months ended June 30, 2021, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards (“RSAs”) to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD also elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2022 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 41,318 shares of common stock from EOs, at a total cost of $0.8 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new restricted stock award plan. This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis compensation expense related to these awards during the three and six months ended June 30, 2021.

A summary of share-based awards activity during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2020	45	$12.33
Granted	139	$22.10
Vested	(157)	$19.09
Forfeited	—	$—
Nonvested, June 30, 2021	28	$23.21

Stock Options
A summary of stock options activity during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2020	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2021	500	$7.49	3.33	$7,625
Options exercisable, June 30, 2021	500	$7.49	3.33	$7,625

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was de minimis for the three months ended June 30, 2021 and 2020.

Share-based compensation expense was $2.8 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.6 million which is expected to be recognized over a weighted-average period of 1.0 year.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$233,592	$22,556	$151,851	$3,926
Southeast	99,908	17,750	76,816	240
Total revenues	$333,500	$40,306	$228,667	$4,166

Type of Customer
Homebuyers	$333,500	$—	$228,667	$—
Homebuilders and Multi-family Developers	—	40,306	—	4,166
Total revenues	$333,500	$40,306	$228,667	$4,166

Product Type
Residential units	$333,500	$—	$228,667	$—
Land and lots	—	40,306	—	4,166
Total revenues	$333,500	$40,306	$228,667	$4,166

Timing of Revenue Recognition
Transferred at a point in time	$332,279	$40,306	$226,785	$4,166
Transferred over time	1,221	—	1,882	—
Total revenues	$333,500	$40,306	$228,667	$4,166

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$390,970	$30,973	$275,276	$26,006
Southeast	159,766	26,576	144,578	240
Total revenues	$550,736	$57,549	$419,854	$26,246

Type of Customer
Homebuyers	$550,736	$—	$419,854	$—
Homebuilders and Multi-family Developers	—	57,549	—	26,246
Total revenues	$550,736	$57,549	$419,854	$26,246

Product Type
Residential units	$550,736	$—	$419,854	$—
Land and lots	—	57,549	—	26,246
Total revenues	$550,736	$57,549	$419,854	$26,246

Timing of Revenue Recognition
Transferred at a point in time	$548,413	$57,549	$416,033	$26,246
Transferred over time	2,323	—	3,821	—
Total revenues	$550,736	$57,549	$419,854	$26,246

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Customer and builder deposits	$63,700	$38,131

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

    The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Type of Customer
Homebuyers	$13,266	$7,334	$15,846	$11,153
Homebuilders and Multi-Family Developers	304	639	1,309	4,277
Total deposits recognized as revenue	$13,570	$7,973	$17,155	$15,430

Performance Obligations
There was no revenue recognized during the six months ended June 30, 2021 and 2020 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $13.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2021	$5,314
2022	6,554
2023	1,513
Total	$13,381

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues: (1)
Builder operations
Central	$234,315	$152,235	$392,701	$275,660
Southeast	117,658	77,056	186,342	144,818
Total builder operations	351,973	229,291	579,043	420,478
Land development	21,833	3,542	29,242	25,622
Total revenues	$373,806	$232,833	$608,285	$446,100

Gross profit:
Builder operations
Central	$68,144	$38,750	$112,033	$69,945
Southeast	34,293	20,329	53,342	38,587
Total builder operations	102,437	59,079	165,375	108,532
Land development	5,524	1,177	7,304	6,775
Corporate, other and unallocated (2)	(6,985)	(6,361)	(12,714)	(12,443)
Total gross profit	$100,976	$53,895	$159,965	$102,864

Income before income taxes:
Builder operations
Central	$44,360	$25,038	$69,218	$37,005
Southeast	24,246	12,320	34,409	21,063
Total builder operations	68,606	37,358	103,627	58,068
Land development	5,285	198	7,129	5,737
Corporate, other and unallocated (3)	86	(1,371)	(1,517)	(4,864)
Income before income taxes	$73,977	$36,185	$109,239	$58,941

	June 30, 2021	December 31, 2020
Inventory:
Builder operations
Central	$490,409	$421,477
Southeast	249,976	183,623
Total builder operations	740,385	605,100
Land development	336,257	213,555
Corporate, other and unallocated (4)	29,499	25,980
Total inventory	$1,106,141	$844,635

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and six months ended June 30, 2021 were $18.5 million and $28.3 million, respectively, compared to $0.6 million for the three and six months ended June 30, 2020, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated income (loss) before income taxes includes results from Green Brick Title, LLC and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.

(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

10. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2021 was $15.7 million and $23.2 million, respectively, compared to $1.3 million and $7.4 million in the prior year periods. The effective tax rate was 21.2% and 21.2% for the three and six months ended June 30, 2021, respectively, compared to 3.7% and 12.5% in the comparable prior year periods. The change in the effective tax rate for the three and six months ended June 30, 2021 relates primarily to the impact of projected noncontrolling interest for the year and a tax benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit through December 31, 2021.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Green Brick Partners, Inc.	$52,263	$33,647	$78,232	$49,564

Weighted-average number of shares outstanding - basic	50,701	50,583	50,667	50,519
Basic net income attributable to Green Brick Partners, Inc. per share	$1.03	$0.67	$1.54	$0.98

Weighted-average number of shares outstanding - basic	50,701	50,583	50,667	50,519
Dilutive effect of stock options and restricted stock awards	363	109	362	150
Weighted-average number of shares outstanding - diluted	51,064	50,692	51,029	50,669
Diluted net income attributable to Green Brick Partners, Inc. per share	$1.02	$0.66	$1.53	$0.98

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Antidilutive options to purchase common stock and restricted stock awards	—	40	—	20

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of June 30, 2021 was $256.9 million. The carrying value of senior unsecured notes as of June 30, 2021 was $237.5 million.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2021.

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

13. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2021 and 2020, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2021, GRBK GHO incurred de minimis rent expense under such lease agreements. As of June 30, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the six months ended June 30, 2021 and 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2021, and December 31, 2020, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2021 and December 31, 2020, letters of credit and performance bonds outstanding were $7.0 million and $9.8 million. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warranty accrual, beginning of period	$6,861	$4,173	$6,407	$3,840
Warranties issued	1,662	1,015	2,762	1,855
Changes in liability for existing warranties	23	(52)	62	(139)
Settlements	(644)	(285)	(1,329)	(705)
Warranty accrual, end of period	$7,902	$4,851	$7,902	$4,851

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 5.5 years and 4.2%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2021 are presented below (in thousands):

Remainder of 2021	$625
2022	1,526
2023	1,298
2024	507
2025	517
Thereafter	1,368
Total future lease payments	$5,841
Less: Interest	1,259
Present value of lease liabilities	$4,582

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) expectations regarding our industry and our business in 2021 and beyond; (4) our land and lot acquisition strategy and its impact on our results; (5) the sufficiency of our capital resources to support our business strategy and to service our debt; (6) the impact of new accounting standards and changes in accounting estimates; (7) trends and expectations regarding backlog, cancellation rates, construction costs, land costs, profitability and inventories; (8) our future cash needs; (9) our strategy to utilize leverage to invest in our business; (10) seasonal factors and the impact of seasonality in future quarters; and (11) our expectations regarding access to additional growth capital.

These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) continuing impacts from the COVID-19 pandemic; (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) changes in macroeconomic conditions, including interest rates and unemployment rates, that could adversely impact demand for new homes or the ability of potential buyers to qualify; (4) shortages, delays or increased costs of raw materials, and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing or a rise in interest rates; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2020, are provided below:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Home deliveries	Increased by 36.9%	Increased by 27.2%
Home closings revenue	Increased by 46.5%	Increased by 31.8%
Average sales price of homes delivered	Increased by 7.0%	Increased by 3.7%
Net new home orders	Increased by 3.8%	Increased by 38.9%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. The overwhelming expansion of our sales activity is attributable to the strong performance of our new Trophy brand division, an increase in average selling communities as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19. The significant increase in new home demand has, in turn, led to increased demand for the raw materials, products and appliances for new homes. Due to the increased demand for certain materials, we have and may continue to experience price increases, shortages and significant extensions to our lead time for the delivery of materials such as lumber, appliances and windows.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	%
Home closings revenue	$332,279	$226,785	$105,494	46.5%
Mechanic’s lien contracts revenue	1,221	1,882	(661)	(35.1)%
Residential units revenue	$333,500	$228,667	$104,833	45.8%
New homes delivered	757	553	204	36.9%
Average sales price of homes delivered	$438.9	$410.1	$28.8	7.0%

The $104.8 million increase in residential units revenue was primarily driven by the 36.9% increase in new homes delivered, which was primarily due to a large backlog of homes entering the quarter and an increased number of units under construction entering the quarter. The 7.0% increase in the average sales price of homes delivered for the three months ended June 30, 2021 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	%
Net new home orders	604	582	22	3.8%
Cancellation rate	7.6%	16.9%	(9.3)%	(55.0)%
Absorption rate per average active selling community per quarter	6.8	6.3	0.5	7.9%
Average active selling communities	89	92	(3)	(3.3)%
Active selling communities at end of period	87	90	(3)	(3.3)%
Backlog	$974,349	$446,573	$527,776	118.2%
Backlog (units)	1,876	999	877	87.8%
Average sales price of backlog	$519.4	$447.0	$72.4	16.2%

Net new home orders increased 3.8% over the prior year period and our absorption rate per average active selling community increased 7.9% year over year. The absorption rate per average active selling community per quarter of 6.8 homes during the three months ended June 30, 2021, represented a decrease from 11.3 homes during the three months ended March 31, 2021 as a result of pro-active metering of home sales. Despite significant price increases taken by the Company (which averaged from 9% up to 25% depending on the builder) during the period from November 30, 2020, through April 30, 2021, net new home orders were 209.7% of home deliveries during the first quarter of 2021. Consequently, we determined that price increases were not sufficient to limit demand for net new home orders. As a result, we metered sales during the three months ended June 30, 2021, by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. The absorption rate per average active selling community per quarter of 6.8 homes during the three months ended June 30, 2021, and 9.1 homes during the six months ended June 30, 2021, exceed the 5.9 net new home orders during both the three months and six months ended June 30, 2019, by 15.3% and 54.2%, respectively.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.6% for the three months ended June 30, 2021, compared to 16.9% for the three months ended June 30, 2020. The decrease in our cancellation rate is due to macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.
The $527.8 million increase in value of backlog was due to the 87.8% increase in the number of homes in backlog and the 16.2% increase in the average sales price of backlog. The 87.8% increase in the number of homes in backlog was due to a 7.9% increase in the absorption rate per average active selling community as well as the record level of backlog entering the quarter. The increase of the average sales price of homes in backlog was the result of price increases driven by the high demand and low supply of inventory. As a result of the metering of sales during the three months ended June 30, 2021, the value of backlog declined from $995.7 million as of March 31, 2021, to $974.3 million as of June 30, 2021, or 2.1%, despite increasing new homes delivered by 47.0% sequentially to 757 units, which is a record for any quarter in the existence of the Company.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2021		2020
Home closings revenue	$332,279	100.0%	$226,785	100.0%
Cost of homebuilding units	243,224	73.2%	174,176	76.8%
Homebuilding gross margin	$89,055	26.8%	$52,609	23.2%

Mechanic’s lien contracts revenue	$1,221	100.0%	$1,882	100.0%
Cost of mechanic’s lien contracts	941	77.1%	1,547	82.2%
Mechanic’s lien contracts gross margin	$280	22.9%	$335	17.8%

Residential units revenue	$333,500	100.0%	$228,667	100.0%
Cost of residential units	244,165	73.2%	175,723	76.8%
Residential units gross margin	$89,335	26.8%	$52,944	23.2%

Cost of residential units for the three months ended June 30, 2021 increased by $68.4 million, or 38.9%, compared to the three months ended June 30, 2020, primarily due to the 36.9% increase in the number of new homes delivered.

Residential units gross margin for the three months ended June 30, 2021 increased to 26.8%, compared to 23.2% for the three months ended June 30, 2020, primarily because of a decrease in sales incentives offered to customers and overall price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	%
Lots revenue	$4,615	$4,166	$449	10.8%
Land revenue	35,691	—	35,691	100%
Land and lots revenue	$40,306	$4,166	$36,140	867.5%
Lots closed	63	26	37	142.3%
Average sales price of lots closed	$73.3	$160.2	$(86.9)	(54.2)%

Lots revenue increased by 10.8%, primarily driven by a 142.3% increase in the number of lots closed and a higher number of lots developed internally. The average lot price decreased by 54.2% due to a higher number of entry level lots sold. Land revenue represents land acquired that also included parcels zoned for retail and multi family properties.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$34,528	$24,585	9.8%	10.7%
Land development	206	284	0.9%	8.0%
Corporate, other and unallocated	(749)	803	—	—
Total selling, general and administrative expenses	$33,985	$25,672	9.1%	11.0%

The 1.9% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by higher revenues.

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

Land Development
The 7.1% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to an increase in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2021 was income of $0.7 million, compared to expenses of $0.8 million for the three months ended June 30, 2020.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $4.6 million, or 11.2%, for the three months ended June 30, 2021, compared to $5.2 million for the three months ended June 30, 2020, primarily due to a decrease in earnings from GB Challenger, LLC and Green Brick Mortgage, LLC. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other (Loss) Income, Net
Other income, net, decreased to $2.4 million for the three months ended June 30, 2021, compared to income of $2.8 million for the three months ended June 30, 2020.

Income Tax Expense
Income tax expense was $15.7 million for the three months ended June 30, 2021 compared to a $1.3 million for the three months ended June 30, 2020. The increase was partially due to higher taxable income. Also, during the quarter ended June 30, 2020, the company recognized favorable federal energy tax credits of $6.7 million from building energy-efficient homes in prior tax years.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change	%
Home closings revenue	$548,413	$416,033	$132,380	31.8%
Mechanic’s lien contracts revenue	2,323	3,821	(1,498)	(39.2)%
Residential units revenue	$550,736	$419,854	$130,882	31.2%
New homes delivered	1,273	1,001	272	27.2%
Average sales price of homes delivered	$430.8	$415.6	$15.2	3.7%

The $130.9 million increase in residential units revenue was driven by the 27.2% increase in new homes delivered, which was due to a 40.0% increase in our absorption rate for net new home orders per average active selling community. The 3.7% increase in the average sales price of homes delivered for the six months ended June 30, 2021 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change	%
Net new home orders	1,686	1,214	472	38.9%
Cancellation rate	6.6%	16.6%	(10.0)%	(60.2)%
Absorption rate per average active selling community per quarter	9.1	6.5	2.6	40.0%
Average active selling communities	93	93	—	—%
Active selling communities at end of period	87	90	(3)	(3.3)%

Net new home orders increased 38.9% over the prior year period. The increase reflects the strong performance of our new Trophy brand division as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Our absorption rate per average active selling community increased 40.0% year over year. The absorption rate per average active selling community per quarter of 6.8 homes during the three months ended June 30, 2021, represented a decrease from 11.3 homes during the three months ended March 31, 2021 as a result of pro-active metering of home sales. Despite significant price increases taken by the Company (which averaged from 9% up to 25% depending on the builder) during the period from November 30, 2020, through April 30, 2021, net new home orders were 209.7% of home deliveries during the first quarter of 2021. Consequently, we determined that price increases were not sufficient to limit demand for net new home orders. As a result, we metered sales during the three months ended June 30, 2021, by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. The absorption rate per average active selling community per quarter of 6.8 homes during the three months ended June 30, 2021, and 9.1 homes during the six months ended June 30, 2021, exceed the 5.9 net new home orders during both the three months and six months ended June 30, 2019, by 15.3% and 54.2%, respectively.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.6% for the six months ended June 30, 2021, compared to 16.6% for the six months ended June 30, 2020. The decrease in our cancellation rate is due to macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2021		2020
Home closings revenue	$548,413	100.0%	$416,033	100.0%
Cost of homebuilding units	404,454	73.7%	319,767	76.9%
Homebuilding gross margin	$143,959	26.3%	$96,266	23.1%

Mechanic’s lien contracts revenue	$2,323	100.0%	$3,821	100.0%
Cost of mechanic’s lien contracts	1,783	76.8%	3,143	82.3%
Mechanic’s lien contracts gross margin	$540	23.2%	$678	17.7%

Residential units revenue	$550,736	100.0%	$419,854	100.0%
Cost of residential units	406,237	73.8%	322,910	76.9%
Residential units gross margin	$144,499	26.2%	$96,944	23.1%

Cost of residential units for the six months ended June 30, 2021 increased by $83.3 million, or 25.8%, compared to the six months ended June 30, 2020, primarily due to the 27.2% increase in the number of new homes delivered.

Residential units gross margin for the six months ended June 30, 2021 increased to 26.2%, compared to 23.1% for the six months ended June 30, 2020, primarily because of a decrease in sales incentives offered to customers and and overall price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change	%
Lots revenue	$13,058	$26,246	$(13,188)	(50.2)%
Land revenue	44,491	$—	44,491	100.0%
Land and lots revenue	$57,549	$26,246	$31,303	119.3%
Lots closed	142	164	(22)	(13.4)%
Average sales price of lots closed	$92.0	$160.0	$(68.0)	(42.5)%

Lots revenue decreased by 50.2%, driven by a 13.4% decrease in the number of lots closed. The average lot price decreased by 42.5% due to a higher number of entry level lots sold. Land revenue represents land acquired that also included parcels zoned for retail and multi family properties.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$62,688	$50,045	10.8%	11.9%
Land development	245	611	0.8%	2.4%
Corporate, other and unallocated	540	1,885	—	—
Total selling, general and administrative expenses	$63,473	$52,541	10.4%	11.8%

The 1.4% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by an increase in revenues.
Builder Operations
The 1.1% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 1.6% decrease in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to was primarily attributable to an increase in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2021 was $0.5 million, compared to $1.9 million for the six months ended June 30, 2020, the decrease driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $8.5 million, or 9.6%, for the six months ended June 30, 2021, compared to $7.7 million for the six months ended June 30, 2020, primarily due to an increase in earnings from GB Challenger,

EJB River Holdings, and BHome Mortgage. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other (Loss) Income, Net
Other income, net, increased to $4.3 million for the six months ended June 30, 2021, compared to income of $0.9 million for the six months ended June 30, 2020, the change is primarily due to $1.5 million of allowances for option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations recorded during the six months ended June 30, 2020 and an increase in title closing and settlement services of $1.9 million arising from higher volume of closings during the period.
Income Tax Expense
Income tax expense was $23.2 million for the six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020. The increase was partially due to higher taxable income. Also, during the quarter ended June 30, 2020, the company recognized favorable federal energy tax credits of $6.7 million from building energy-efficient homes in prior tax years.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2021 and December 31, 2020. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2021	December 31, 2020
Lots owned (1)
Central	14,115	6,823
Southeast	2,212	2,097
Total lots owned	16,327	8,920
Lots controlled (1)
Central	4,126	4,398
Southeast	898	1,150
Total lots controlled	5,024	5,548
Total lots owned and controlled (1)	21,351	14,468
Percentage of lots owned	76.5%	61.7%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Lots under third party option contracts	2,574	2,970
Land under option for future acquisition and development	606	740
Lots under option through unconsolidated development joint ventures	1,844	1,838
Total lots controlled	5,024	5,548

The following table presents additional information on the lots we owned as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Total lots owned	16,327	8,920
Land under option for future acquisition and development	606	740
Lots under option through unconsolidated development joint ventures	1,844	1,838
Total lots self-developed	18,777	11,498
Self-developed lots as a percentage of total lots owned and controlled	87.9%	79.5%

Liquidity and Capital Resources Overview
As of June 30, 2021 and December 31, 2020, we had $33.5 million and $19.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2021 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 33.8% as of June 30, 2021. In addition, as of June 30, 2021, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 31.7%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of June 30, 2021:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$366,462	$(33,517)	$332,945
Total Green Brick Partners, Inc. stockholders’ equity	717,389	—	717,389
Total capitalization	$1,083,851	$(33,517)	$1,050,334

Debt to total capitalization ratio	33.8%
Net debt to total capitalization ratio			31.7%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2021.

Debt Instruments

Senior Unsecured Notes - As of June 30, 2021, we had three series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $235.6 million as of June 30, 2021 up from $111.1 million as of December 31, 2020 due to the issuance of the 2028 Notes discussed below.
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
•In February 2021, we issued $125 million of senior unsecured notes (the “2028 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2024, 2025, 2026, 2027, and 2028.
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
Unsecured Revolving Credit Facility – As of June 30, 2021, our $265.0 million Unsecured Revolving Credit Facility had a $130.0 million balance, up from $101.0 million as of December 31, 2020. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of June 30, 2021, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.57% to 2.59% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $265.0 million through December 14, 2022 and $190.0 million through December 14, 2023. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide an aggregate of $275 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Secured Revolving Credit Facility – As of June 30, 2021, we had $2.0 million outstanding under our Secured Revolving Credit facility, down from $7.0 million as of December 31, 2020. Borrowings on the Secured Revolving Credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of June 30, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2021. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of June 30, 2021, our interest coverage on a last 12 months’ basis was 19.19 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $452.0 million and, as of June 30, 2021, we had $716.1 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of June 30, 2021, we had a rolling average ratio of 30.9%.

As of June 30, 2021, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

•Operating activities. Net cash used by operating activities for the six months ended June 30, 2021 was $118.7 million, compared to $39.0 million provided by operating activities during the six months ended June 30, 2020. The net cash outflows for the six months ended June 30, 2021 were primarily driven by an increase in inventory of $261.2 million, partially offset by $86.3 million of cash generated from business operations, the deferral of expense payments through a $21.2 million increase in accounts payable, and a $25.6 million increase in customer and builder deposits.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2021 decreased to $1.5 million, compared to $1.7 million for the six months ended June 30, 2020.

•Financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $143.7 million, compared to $23.7 million used by financing activities during the six months ended June 30, 2020. The cash inflows for the six months ended June 30, 2021 were primarily from our senior unsecured notes of $125.0 million and from our borrowings from lines of credit.

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

As of June 30, 2021, the Company had earnest money deposits of $24.7 million at risk associated with contracts to purchase 3,787 lots past feasibility studies with an aggregate purchase price of approximately $270.4 million.

Letters of Credit and Performance Bonds
Refer to Note 14 in the accompanying Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 5 in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

Eighth Amendment to Unsecured Revolving Credit Facility
On May 28, 2021, the Company, as borrower, entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement for the Company’s Unsecured Revolving Credit Facility, with the lenders named therein and Flagstar Bank, FSB, as administrative agent (as previously amended, the “Credit Agreement”).
The Eighth Amendment reflected the substitution of Veritex Community Bank (“Veritex”) as a lender under the Credit Agreement with the assumption of the $30.0 million credit commitment previously held by Credit Suisse AG. The Eighth Amendment also extended the termination date of Veritex’s credit commitment to December 14, 2023. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $265.0 million through December 14, 2022 and $190.0 million through December 14, 2023.
All other material terms of the Credit Agreement, as amended, remained unchanged. The description above is qualified in its entirety by the Eighth Amendment, a copy of which is filed as Exhibit 10.47 to this Quarterly Report on Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

On July 28, 2021, the Company entered into an amended and restated employment agreement with Mr. Costello (the “2021 A&R Employment Agreement”), which modified the change of control provision set forth in Mr. Costello’s employment agreement to provide that such benefits will only be paid to the extent that Mr. Costello is terminated without Cause (other than due to death or disability) or resigns for Good Reason within 24 months following a Change in Control. All other material terms of Mr. Costello’s employment agreement remained the same.

ITEM 6. EXHIBITS

Number	Description
10.7*	Amended and Restated Employment Agreement, dated as of July 28, 2021, between the Company and Richard A. Costello.
10.47*	Eighth Amendment to the Credit Agreement, dated as of May 28, 2021, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as agent.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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

Date:    August 3, 2021