Form 10-Q
period 2021-09-30
Green Brick Partners, Inc.
filed 2021-11-02
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

The number of shares of the Registrant's common stock outstanding as of October 29, 2021 was 50,759,972.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$21,561	$19,479
Restricted cash	31,442	14,156
Receivables	7,029	5,224
Inventory	1,170,297	844,635
Investments in unconsolidated entities	52,735	46,443
Right-of-use assets - operating leases	5,023	2,538
Property and equipment, net	3,172	3,595
Earnest money deposits	26,403	22,242
Deferred income tax assets, net	15,376	15,376
Intangible assets, net	558	622
Goodwill	680	680
Other assets	13,040	13,857
Total assets	$1,347,316	$988,847
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$48,314	$24,521
Accrued expenses	64,567	40,416
Customer and builder deposits	70,079	38,131
Lease liabilities - operating leases	5,053	2,591
Borrowings on lines of credit, net	122,717	106,687
Senior unsecured notes, net	235,737	111,056
Notes payable	222	2,125
Contingent consideration	—	368
Total liabilities	546,689	325,895
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	17,406	13,543
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,151,911 and 51,053,858 issued and 50,759,972 and 50,661,919 outstanding as of September 30, 2021 and December 31, 2020, respectively	511	511
Treasury stock, at cost, 391,939 shares	(3,167)	(3,167)
Additional paid-in capital	293,050	293,242
Retained earnings	476,395	349,656
Total Green Brick Partners, Inc. stockholders’ equity	766,789	640,242
Noncontrolling interests	16,432	9,167
Total equity	783,221	649,409
Total liabilities and equity	$1,347,316	$988,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Residential units revenue	$338,900	$263,885	$889,636	$683,739
Land and lots revenue	3,440	11,936	60,989	38,182
Total revenues	342,340	275,821	950,625	721,921
Cost of residential units	247,899	198,422	654,136	521,332
Cost of land and lots	3,105	9,513	45,188	29,839
Total cost of revenues	251,004	207,935	699,324	551,171
Total gross profit	91,336	67,886	251,301	170,750
Selling, general and administrative expenses	(33,709)	(29,177)	(97,182)	(81,718)
Change in fair value of contingent consideration	—	(210)	—	(210)
Equity in income of unconsolidated entities	5,555	5,299	14,039	13,038
Other income, net	1,976	2,125	6,239	3,004
Income before income taxes	65,158	45,923	174,397	104,864
Income tax expense	13,898	9,969	37,093	17,357
Net income	51,260	35,954	137,304	87,507
Less: Net income attributable to noncontrolling interests	2,753	1,135	10,565	3,124
Net income attributable to Green Brick Partners, Inc.	$48,507	$34,819	$126,739	$84,383

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$0.96	$0.69	$2.50	$1.67
Diluted	$0.95	$0.68	$2.48	$1.66
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,732	50,617	50,689	50,552
Diluted	51,079	50,876	51,046	50,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended September 30, 2021 and 2020:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691
Amortization of deferred share-based compensation	—	—	—	—	161	—	161	—	161
Change in fair value of redeemable noncontrolling interest	—	—	—	—	732	—	732	—	732
Net income	—	—	—	—	—	48,507	48,507	2,130	50,637
Balance at September 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$293,050	$476,395	$766,789	$16,432	$783,221

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,887	$285,528	$575,759	$8,186	$583,945
Amortization of deferred share-based compensation	—	—	—	—	139	—	139	—	139
Change in fair value of noncontrolling interest	—	—	—	—	(638)	—	(638)	—	(638)
Net income	—	—	—	—	—	34,819	34,819	634	35,453
Balance at September 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,388	$320,347	$610,079	$8,820	$618,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the nine months ended September 30, 2021 and 2020:

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	480	—	480	—	480
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(2,275)	—	(2,275)	—	(2,275)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	126,739	126,739	8,871	135,610
Balance at September 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$293,050	$476,395	$766,789	$16,432	$783,221

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,598	—	1,601	—	1,601
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	357	—	357	—	357
Change in fair value of redeemable noncontrolling interest	—	—	—	—	225	—	225	—	225
Increase in ownership in CB JENI Homes	—	—	—	—	—	937	937	(937)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	84,383	84,383	1,381	85,764
Balance at September 30, 2020	51,053,858	$511	(391,939)	$(3,167)	$292,388	$320,347	$610,079	$8,820	$618,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$137,304	$87,507
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,075	2,461
Loss on disposal of property and equipment, net	195	31
Share-based compensation expense	2,917	1,958
Change in fair value of contingent consideration	—	210
Deferred income taxes, net	—	(115)
Equity in income of unconsolidated entities	(14,039)	(13,038)
Allowances for option deposits and pre-acquisition costs	210	1,490
Distributions of income from unconsolidated entities	7,755	7,444
Changes in operating assets and liabilities:
Increase in receivables	(1,805)	(931)
Increase in inventory	(325,086)	(25,263)
Increase in earnest money deposits	(4,166)	(9,067)
Decrease (increase) in other assets	617	(6,951)
Increase (decrease) in accounts payable	23,793	(6,917)
Increase in accrued expenses	24,151	25,191
Payment of contingent consideration in excess of acquisition date fair value	(368)	(5,267)
Increase in customer and builder deposits	31,948	5,385
Net cash (used in) provided by operating activities	(114,499)	64,128
Cash flows from investing activities:
Investments in unconsolidated entities	(8)	(10,347)
Purchase of property and equipment, net of disposals	(1,782)	(1,738)
Net cash used in investing activities	(1,790)	(12,085)
Cash flows from financing activities:
Borrowings from lines of credit	506,000	217,500
Borrowings from senior unsecured notes	125,000	37,500
Repayments of lines of credit	(490,000)	(289,000)
Proceeds from notes payable	127	10,715
Repayments of notes payable	(2,030)	(8,584)
Payments of debt issuance costs	(894)	(62)
Payments of withholding tax on vesting of restricted stock awards	(834)	(592)
Contributions from noncontrolling interests	—	400
Distributions to redeemable noncontrolling interest	(106)	(1,505)
Distributions to noncontrolling interests	(1,606)	(5,251)
Net cash provided by (used in) financing activities	135,657	(38,879)
Net increase in cash and cash equivalents and restricted cash	19,368	13,164
Cash and cash equivalents, beginning of period	19,479	33,269
Restricted cash, beginning of period	14,156	4,416
Cash and cash equivalents and restricted cash, beginning of period	33,635	37,685
Cash and cash equivalents, end of period	21,561	40,269
Restricted cash, end of period	31,442	10,580
Cash and cash equivalents and restricted cash, end of period	$53,003	$50,849

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$32,485	$10,181

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2021	December 31, 2020
Homes completed or under construction	$584,538	$356,706
Land and lots - developed and under development	581,766	482,371
Land held for sale	3,993	5,558
Total inventory	$1,170,297	$844,635

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest capitalized at beginning of period	$18,960	$18,791	$17,520	$18,596
Interest incurred	3,597	2,010	9,698	7,677
Interest charged to cost of revenues	(2,797)	(2,999)	(7,458)	(8,471)
Interest capitalized at end of period	$19,760	$17,802	$19,760	$17,802

Capitalized interest as a percentage of inventory	1.7%	2.3%

As of September 30, 2021, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of September 30, 2021, the Company did not identify any selling communities with indicators of impairment. For the three and nine months ended September 30, 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

For the three and nine months ended September 30, 2020, the Company recorded a $0.0 million and a de minimis impairment adjustment, respectively, to reduce the carrying value of impaired communities to fair value.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	September 30, 2021	December 31, 2020
GB Challenger, LLC	$35,196	$29,488
GBTM Sendera, LLC	9,854	9,846
EJB River Holdings, LLC	6,130	5,296
Green Brick Mortgage, LLC	765	1,207
BHome Mortgage, LLC	790	606
Total investment in unconsolidated entities	$52,735	$46,443

A summary of the unaudited condensed financial information of the six unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Cash	$14,852	$12,765
Accounts receivable	3,239	1,815
Bonds and notes receivable	5,942	5,942
Loans held for sale, at fair value	38,398	14,530
Inventory	161,710	122,819
Other assets	7,661	8,377
Total assets	$231,802	$166,248
Liabilities:
Accounts payable	$13,477	$7,171
Accrued expenses and other liabilities	15,992	11,148
Notes payable	104,326	60,642
Total liabilities	$133,795	$78,961
Owners’ equity:
Green Brick	$50,075	$43,451
Others	47,932	43,836
Total owners’ equity	$98,007	$87,287
Total liabilities and owners’ equity	$231,802	$166,248

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$64,131	$50,068	$155,589	$138,381
Costs and expenses	52,917	39,188	127,276	111,340
Net earnings of unconsolidated entities	$11,214	$10,880	$28,313	$27,041
Company’s share in net earnings of unconsolidated entities	$5,555	$5,299	$14,039	$13,038

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GB Challenger, LLC	$4,377	$3,825	$10,352	$9,391
Green Brick Mortgage, LLC	382	1,498	2,015	3,658
Providence Group Title, LLC	$—	$—	—	14
EJB River Holdings, LLC	361	—	833	(1)
BHome Mortgage, LLC	435	(24)	839	(24)
Total net earnings from unconsolidated entities	$5,555	$5,299	$14,039	$13,038

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Secured Revolving Credit Facility	$19,000	$7,000
Unsecured Revolving Credit Facility	105,000	101,000
Debt issuance costs, net of amortization	(1,283)	(1,313)
Total borrowings on lines of credit, net	$122,717	$106,687

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2021, the maturity date of the Secured Revolving Credit Facility is May 1, 2022.

As of September 30, 2021, there were letters of credit outstanding totaling $1.4 million and a net available commitment amount of $33.6 million.

As of September 30, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

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

The Company incurred fees and other debt issuance costs of $0.3 million associated with the amendments. These costs were deferred and reduce the carrying amount of debt on our consolidated balance sheet. As of September 30, 2021, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.58% to 2.59% per annum.

Senior Unsecured Notes
On August 8, 2019, the Company entered into a Note Purchase Agreement with Prudential Private Capital to issue $75.0 million aggregate principal amount of senior unsecured notes (the “2026 Notes”) due on August 8, 2026 at a fixed rate of 4.00% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $73.3 million and incurred debt issuance costs of approximately $1.7 million that were deferred and reduced the amount of debt on our condensed balance sheet. The Company used the net proceeds from the issuance of the 2026 Notes to repay borrowings under the Company’s existing revolving credit facilities. Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing November 8, 2019.

On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue $37.5 million aggregate principal amount of senior unsecured notes (the “2027 Notes”) due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2027 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing on November 26, 2020.

On February 25, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $125.0 million aggregate principal amount of senior unsecured notes (the “2028 Notes”) due on May 25, 2028 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing on May 25, 2021.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$17,515	$12,485
Net income attributable to redeemable noncontrolling interest partner	623	501
Distributions of income to redeemable noncontrolling interest partner	—	—
Change in fair value of redeemable noncontrolling interest	(732)	638
Redeemable noncontrolling interest, end of period	$17,406	$13,624

	Nine Months Ended September 30,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$13,543	$13,611
Net income attributable to redeemable noncontrolling interest partner	1,694	1,743
Distributions of income to redeemable noncontrolling interest partner	(106)	(1,505)
Change in fair value of redeemable noncontrolling interest	2,275	(225)
Redeemable noncontrolling interest, end of period	$17,406	$13,624
Contingent Consideration
Under the terms of the purchase agreement, the Company was obligated to pay contingent consideration to our partner if certain annual performance targets were met over the three-year period following the Acquisition Date. The performance targets specified in the purchase agreement were met for the period from January 1, 2020 through December 31, 2020, and contingent consideration of $0.4 million was earned by the minority partner and paid by the Company in April 2021 in addition to a $0.1 million distribution of income. The performance targets were not met for the period from January 1, 2021 through April 26, 2021. The contingent consideration period expired April 26, 2021.

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

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the nine months ended September 30, 2021, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards (“RSAs”) to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD also elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2022 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 41,318 shares of common stock from EOs, at a total cost of $0.8 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new restricted stock award plan. This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis and $0.1 million compensation expense related to these awards during the three and nine months ended September 30, 2021, respectively.

A summary of share-based awards activity during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2020	45	$12.33
Granted	139	$22.10
Vested	(157)	$19.09
Forfeited	—	$—
Nonvested, September 30, 2021	28	$23.21

Stock Options
A summary of stock options activity during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2020	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2021	500	$7.49	3.07	$6,515
Options exercisable, September 30, 2021	500	$7.49	3.07	$6,515

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was de minimis for the three months ended September 30, 2021 and 2020.

Share-based compensation expense was $2.9 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.4 million which is expected to be recognized over a weighted-average period of 0.7 year.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$244,603	$3,440	$191,634	$11,894
Southeast	94,297	—	72,251	42
Total revenues	$338,900	$3,440	$263,885	$11,936

Type of Customer
Homebuyers	$338,900	$—	$263,885	$—
Homebuilders and Multi-family Developers	—	3,440	—	11,936
Total revenues	$338,900	$3,440	$263,885	$11,936

Product Type
Residential units	$338,900	$—	$263,885	$—
Land and lots	—	3,440	—	11,936
Total revenues	$338,900	$3,440	$263,885	$11,936

Timing of Revenue Recognition
Transferred at a point in time	$338,075	$3,440	$262,319	$11,936
Transferred over time	825	—	1,566	—
Total revenues	$338,900	$3,440	$263,885	$11,936

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$635,573	$34,413	$466,910	$37,900
Southeast	254,063	26,576	216,829	282
Total revenues	$889,636	$60,989	$683,739	$38,182

Type of Customer
Homebuyers	$889,636	$—	$683,739	$—
Homebuilders and Multi-family Developers	—	60,989	—	38,182
Total revenues	$889,636	$60,989	$683,739	$38,182

Product Type
Residential units	$889,636	$—	$683,739	$—
Land and lots	—	60,989	—	38,182
Total revenues	$889,636	$60,989	$683,739	$38,182

Timing of Revenue Recognition
Transferred at a point in time	$886,488	$60,989	$678,352	$38,182
Transferred over time	3,148	—	5,387	—
Total revenues	$889,636	$60,989	$683,739	$38,182

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2021	December 31, 2020
Customer and builder deposits	$70,079	$38,131

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Type of Customer
Homebuyers	$14,839	$6,098	$24,120	$16,147
Homebuilders and Multi-Family Developers	815	1,135	1,982	5,415
Total deposits recognized as revenue	$15,654	$7,233	$26,102	$21,562

Performance Obligations
There was no revenue recognized during the nine months ended September 30, 2021 and 2020 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $17.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2021	$10,506
2022	4,997
2023	1,513
Total	$17,016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues: (1)
Builder operations
Central	$244,747	$191,749	$637,448	$467,409
Southeast	94,298	72,293	280,640	217,111
Total builder operations	339,045	264,042	918,088	684,520
Land development	3,295	11,779	32,537	37,401
Total revenues	$342,340	$275,821	$950,625	$721,921

Gross profit:
Builder operations
Central	$72,071	$52,616	$184,104	$122,561
Southeast	25,580	19,586	78,922	58,173
Total builder operations	97,651	72,202	263,026	180,734
Land development	812	2,661	8,116	9,436
Corporate, other and unallocated (2)	(7,127)	(6,977)	(19,841)	(19,420)
Total gross profit	$91,336	$67,886	$251,301	$170,750

Income before income taxes:
Builder operations
Central	$47,753	$32,621	$116,971	$69,626
Southeast	15,360	10,964	49,769	31,677
Total builder operations	63,113	43,585	166,740	101,303
Land development	608	2,540	7,737	8,627
Corporate, other and unallocated (3)	1,437	(202)	(80)	(5,066)
Income before income taxes	$65,158	$45,923	$174,397	$104,864

	September 30, 2021	December 31, 2020
Inventory:
Builder operations
Central	$507,850	$421,477
Southeast	263,268	183,623
Total builder operations	771,118	605,100
Land development	366,566	213,555
Corporate, other and unallocated (4)	32,613	25,980
Total inventory	$1,170,297	$844,635

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and nine months ended September 30, 2021 were $0.1 million and $28.5 million, respectively, compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.
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

10. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2021 was $13.9 million and $37.1 million, respectively, compared to $10.0 million and $17.4 million in the prior year periods. The effective tax rate was 21.3% and 21.3% for the three and nine months ended September 30, 2021, respectively, compared to 21.7% and 16.6% in the comparable prior year periods. The change in the effective tax rate for the three and nine months ended September 30, 2021 relates primarily to the impact of projected noncontrolling interest for the year and a tax benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit through December 31, 2021.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Green Brick Partners, Inc.	$48,507	$34,819	$126,739	$84,383

Weighted-average number of shares outstanding - basic	50,732	50,617	50,689	50,552
Basic net income attributable to Green Brick Partners, Inc. per share	$0.96	$0.69	$2.50	$1.67

Weighted-average number of shares outstanding - basic	50,732	50,617	50,689	50,552
Dilutive effect of stock options and restricted stock awards	347	259	357	187
Weighted-average number of shares outstanding - diluted	51,079	50,876	51,046	50,739
Diluted net income attributable to Green Brick Partners, Inc. per share	$0.95	$0.68	$2.48	$1.66

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Antidilutive options to purchase common stock and restricted stock awards	—	—	—	4

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of September 30, 2021 was $258.3 million. The carrying value of senior unsecured notes as of September 30, 2021 was $237.5 million.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2021.

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

13. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2021 and 2020, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2021, GRBK GHO incurred de minimis and $0.1 million rent expense under such lease agreements. As of September 30, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the nine months ended September 30, 2021 and 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2021, and December 31, 2020, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2021 and December 31, 2020, letters of credit and performance bonds outstanding were $3.8 million and $9.8 million. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warranty accrual, beginning of period	$7,902	$4,851	$6,407	$3,840
Warranties issued	1,962	1,137	4,724	2,992
Changes in liability for existing warranties	(44)	51	18	(88)
Settlements	(769)	(638)	(2,098)	(1,343)
Warranty accrual, end of period	$9,051	$5,401	$9,051	$5,401

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.9 years and 4.1%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2021 are presented below (in thousands):

Remainder of 2021	$361
2022	1,538
2023	1,306
2024	507
2025	517
Thereafter	1,368
Total future lease payments	$5,597
Less: Interest	544
Present value of lease liabilities	$5,053

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of

$0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) our expectations that we will continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages and significant extensions to our lead time for the delivery of key materials and inputs and the financial impact of such factors on our future financial and operational results; (4) expectations regarding our industry and our business; (5) our land and lot acquisition strategy and its impact on our results; (6) the sufficiency of our capital resources to support our business strategy and to service our debt; (7) the impact of new accounting standards and changes in accounting estimates; (8) expectations about the impact of backlog and cancellation rates on future financial results; (9) our future cash needs; (10) our strategy to utilize leverage to invest in our business; (11) seasonal factors and the impact of seasonality in future quarters; (12) our expectations regarding access to additional growth capital, (13) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) continuing impacts from the COVID-19 pandemic, including significant increase in new home demand, increased demand for labor and the raw materials, products and appliances for new homes; (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) changes in macroeconomic conditions, including interest rates and unemployment rates, that could adversely impact demand for new homes or the ability of potential buyers to qualify; (4) shortages, delays or increased costs of raw materials, and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing or a rise in interest rates; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2020, are provided below:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Home deliveries	Increased by 18.6%	Increased by 23.9%
Home closings revenue	Increased by 28.9%	Increased by 30.7%
Average sales price of homes delivered	Increased by 8.6%	Increased by 5.5%
Net new home orders	Decreased by 16.3%	Increased by 16.6%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. The overwhelming expansion of our sales activity is attributable to the strong performance of our new Trophy brand division, and the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19. The significant increase in new home demand has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have and expect to continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages and significant extensions to our lead time for the delivery of key materials and inputs.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	%
Home closings revenue	$338,075	$262,319	$75,756	28.9%
Mechanic’s lien contracts revenue	825	1,566	(741)	(47.3)%
Residential units revenue	$338,900	$263,885	$75,015	28.4%
New homes delivered	738	622	116	18.6%
Average sales price of homes delivered	$458.1	$421.7	$36.4	8.6%

The $75.0 million increase in residential units revenue was primarily driven by the 8.6% increase in the average sales price of homes delivered for the three months ended September 30, 2021 and the 18.6% increase in new homes delivered. The increase in new homes delivered was primarily due to a large backlog of homes and an increased number of units under construction entering the quarter. The 8.6% increase in the average sales price of homes delivered for the three months ended September 30, 2021 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	%
Net new home orders	689	823	(134)	(16.3)%
Cancellation rate	6.9%	11.7%	(4.8)%	(41.0)%
Absorption rate per average active selling community per quarter	8.2	8.7	(0.5)	(5.7)%
Average active selling communities	84	95	(11)	(11.6)%
Active selling communities at end of period	80	100	(20)	(20.0)%
Backlog	$1,017,220	$553,058	$464,162	83.9%
Backlog (units)	1,827	1,200	627	52.3%
Average sales price of backlog	$556.8	$460.9	$95.9	20.8%

Net new home orders decreased 16.3% over the prior year period and our absorption rate per average active selling community decreased 5.7% year over year. The absorption rate per average active selling community per quarter of 8.2 homes during the three months ended September 30, 2021, was a direct result of pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. Because of rising input costs and strong sales demand, we prefer to increase our level of spec inventory than sell as many homes yet to be built. The absorption rate per average active selling community per quarter of 8.2 homes during the three months ended September 30, 2021, and 8.8 homes during the nine months ended September 30, 2021, exceed the 5.5 net new home orders during both the three months and nine months ended September 30, 2019, by 49.1% and 60.0%, respectively.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.9% for the three months ended September 30, 2021, compared to 11.7% for the three months ended September 30, 2020. The decrease in our cancellation rate is due to macroeconomic factors such as low interest rates, an increase in home sales prices that occur after the time of the sales contract, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

The $464.2 million increase in value of backlog, which was an increase of 83.9%, was due to the 52.3% increase in the number of homes in backlog and the 20.8% increase in the average sales price of backlog. The 52.3% increase in the number of homes in backlog was due to the record level of backlog entering the quarter. The increase of the average sales price of homes in backlog was the result of price increases driven by the high demand and low supply of inventory.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2021		2020
Home closings revenue	$338,075	100.0%	$262,319	100.0%
Cost of homebuilding units	247,200	73.1%	197,135	75.2%
Homebuilding gross margin	$90,875	26.9%	$65,184	24.8%

Mechanic’s lien contracts revenue	$825	100.0%	$1,566	100.0%
Cost of mechanic’s lien contracts	699	84.7%	1,287	82.2%
Mechanic’s lien contracts gross margin	$126	15.3%	$279	17.8%

Residential units revenue	$338,900	100.0%	$263,885	100.0%
Cost of residential units	247,899	73.1%	198,422	75.2%
Residential units gross margin	$91,001	26.9%	$65,463	24.8%

Cost of residential units for the three months ended September 30, 2021 increased by $49.5 million, or 24.9%, compared to the three months ended September 30, 2020, primarily due to the 18.6% increase in the number of new homes delivered in addition to increasing levels of cost input prices.

Residential units gross margin for the three months ended September 30, 2021 increased to 26.9%, compared to 24.8% for the three months ended September 30, 2020, primarily because of a decrease in sales incentives offered to customers and overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	%
Lots revenue	$2,126	$11,936	$(9,810)	(82.2)%
Land revenue	1,314	—	1,314	100.0%
Land and lots revenue	$3,440	$11,936	$(8,496)	(71.2)%
Lots closed	31	138	(107)	(77.5)%
Average sales price of lots closed	$68.6	$86.5	$(17.9)	(20.7)%

Lots revenue decreased by 82.2%, primarily driven by a 77.5% decrease in the number of lots closed and a higher proportion of lots developed for internal use. The average lot price decreased by 20.7% due to a higher number of entry level lots sold. Land revenue represents land acquired that also included parcels zoned for retail and multi-family properties.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$34,928	$29,030	10.3%	11.0%
Land development	128	161	3.9%	1.4%
Corporate, other and unallocated	(1,347)	(14)	—	—
Total selling, general and administrative expenses	$33,709	$29,177	9.8%	10.6%

The 0.8% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.

Builder Operations
The 0.7% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 2.5% increase in selling, general and administrative expenses as a percentage of revenue for land development was primarily attributable to a decrease in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2021 was income of $1.3 million, compared to income of $0.0 million for the three months ended September 30, 2020. The change is primarily due to an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $5.6 million, or 4.8%, for the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, decreased to $2.0 million for the three months ended September 30, 2021, compared to income of $2.1 million for the three months ended September 30, 2020.

Income Tax Expense
Income tax expense was $13.9 million for the three months ended September 30, 2021 compared to a $10.0 million for the three months ended September 30, 2020. The increase was substantially due to higher taxable income.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	%
Home closings revenue	$886,488	$678,352	$208,136	30.7%
Mechanic’s lien contracts revenue	3,148	5,387	(2,239)	(41.6)%
Residential units revenue	$889,636	$683,739	$205,897	30.1%
New homes delivered	2,011	1,623	388	23.9%
Average sales price of homes delivered	$440.8	$418.0	$22.8	5.5%

The $205.9 million increase in residential units revenue was driven by the 5.5% increase in the average sales price of homes delivered and 23.9% increase in new homes delivered. The increase in new homes delivered was due to a 27.5% increase in our absorption rate for net new home orders per average active selling community. The 5.5% increase in the average sales price of homes delivered for the nine months ended September 30, 2021 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	%
Net new home orders	2,375	2,037	338	16.6%
Cancellation rate	6.7%	14.7%	(8.0)%	(54.4)%
Absorption rate per average active selling community per quarter	8.8	6.9	1.9	27.5%
Average active selling communities	90	98	(8)	(8.2)%
Active selling communities at end of period	80	100	(20)	(20.0)%

Net new home orders increased 16.6% over the prior year period and our absorption rate increased 27.5% year over year. The increase reflects the strong performance of our new Trophy brand division as well as the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. The absorption rate per average active selling community per quarter of 8.2 homes during the three months ended September 30, 2021, was a direct result of pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. Because of rising input costs and strong sales demand, we prefer to increase our level of spec inventory than sell as many homes yet to be built. The absorption rate per average active selling community per quarter of 8.2 homes during the three months ended September 30, 2021, and 8.8 homes during the nine months ended September 30, 2021, exceed the 5.5 net new home orders during both the three months and nine months ended September 30, 2019, by 49.1% and 60.0%, respectively.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.7% for the nine months ended September 30, 2021, compared to 14.7% for the nine months ended September 30, 2020. The decrease in our cancellation rate is due to macroeconomic factors such as low interest rates, an increase in home sales prices that occur after the time of the sales contract, an influx of millennia first-time buyers and demand for suburban homes from apartment dwellers in response to COVID-19. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020
Home closings revenue	$886,488	100.0%	$678,352	100.0%
Cost of homebuilding units	651,654	73.5%	516,902	76.2%
Homebuilding gross margin	$234,834	26.5%	$161,450	23.8%

Mechanic’s lien contracts revenue	$3,148	100.0%	$5,387	100.0%
Cost of mechanic’s lien contracts	2,482	78.8%	4,430	82.2%
Mechanic’s lien contracts gross margin	$666	21.2%	$957	17.8%

Residential units revenue	$889,636	100.0%	$683,739	100.0%
Cost of residential units	654,136	73.5%	521,332	76.2%
Residential units gross margin	$235,500	26.5%	$162,407	23.8%

Cost of residential units for the nine months ended September 30, 2021 increased by $132.8 million, or 25.5%, compared to the nine months ended September 30, 2020, primarily due to the 23.9% increase in the number of new homes delivered in addition to increasing levels of cost input prices.

Residential units gross margin for the nine months ended September 30, 2021 increased to 26.5%, compared to 23.8% for the nine months ended September 30, 2020, primarily because of a decrease in sales incentives offered to customers and and overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	%
Lots revenue	$15,184	$37,798	$(22,614)	(59.8)%
Land revenue	45,805	$384	45,421	11,828.4%
Land and lots revenue	$60,989	$38,182	$22,807	59.7%
Lots closed	173	302	(129)	(42.7)%
Average sales price of lots closed	$87.8	$125.2	$(37.4)	(29.9)%

Lots revenue decreased by 59.8%, driven by a 42.7% decrease in the number of lots closed and a higher proportion of lots developed for internal use. The average lot price decreased by 29.9% due to a higher number of entry level lots sold. Land revenue represents land acquired that also included parcels zoned for retail and multi-family properties.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$97,616	$79,075	10.6%	11.6%
Land development	373	772	1.1%	2.1%
Corporate, other and unallocated	(807)	1,871	—	—
Total selling, general and administrative expenses	$97,182	$81,718	10.2%	11.3%

The 1.1% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.
Builder Operations
The 1.0% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development decreased by 1.0% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2021 was income of $0.8 million, compared to expense of $1.9 million for the nine months ended September 30, 2020, the change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $14.0 million, or 7.7%, for the nine months ended September 30, 2021, compared to $13.0 million for the nine months ended September 30, 2020. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $6.2 million for the nine months ended September 30, 2021, compared to income of $3.0 million for the nine months ended September 30, 2020, the change is primarily due to $1.5 million of allowances for option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations recorded during the nine months ended September 30, 2020 and an increase in title closing and settlement services of $2.4 million arising from higher volume of closings during the period.

Income Tax Expense
Income tax expense was $37.1 million for the nine months ended September 30, 2021 compared to $17.4 million for the nine months ended September 30, 2020. The increase was partially due to higher taxable income. Also, during the nine months ended September 30, 2020, the company recognized favorable federal energy tax credits of $6.7 million from building energy-efficient homes in prior tax years.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2021 and December 31, 2020. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2021	December 31, 2020
Lots owned (1)
Central	14,917	6,823
Southeast	2,212	2,097
Total lots owned	17,129	8,920
Lots controlled (1)
Central	6,440	4,398
Southeast	785	1,150
Total lots controlled	7,225	5,548
Total lots owned and controlled (1)	24,354	14,468
Percentage of lots owned	70.3%	61.7%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Lots under third party option contracts	2,745	2,970
Land under option for future acquisition and development	2,577	740
Lots under option through unconsolidated development joint ventures	1,903	1,838
Total lots controlled	7,225	5,548

The following table presents additional information on the lots we owned as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Total lots owned	17,129	8,920
Land under option for future acquisition and development	2,577	740
Lots under option through unconsolidated development joint ventures	1,903	1,838
Total lots self-developed	21,609	11,498
Self-developed lots as a percentage of total lots owned and controlled	88.7%	79.5%

Liquidity and Capital Resources Overview
As of September 30, 2021 and December 31, 2020, we had $21.6 million and $19.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2021 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 31.9% as of September 30, 2021. In addition, as of September 30, 2021, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 30.5%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of September 30, 2021:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$358,676	$(21,561)	$337,115
Total Green Brick Partners, Inc. stockholders’ equity	766,789	—	766,789
Total capitalization	$1,125,465	$(21,561)	$1,103,904

Debt to total capitalization ratio	31.9%
Net debt to total capitalization ratio			30.5%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2021.

Debt Instruments

Senior Unsecured Notes - As of September 30, 2021, we had three series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $235.7 million as of September 30, 2021 up from $111.1 million as of December 31, 2020 due to the issuance of the 2028 Notes discussed below.
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

Unsecured Revolving Credit Facility – As of September 30, 2021, our $265.0 million Unsecured Revolving Credit Facility had a $105.0 million balance, up from $101.0 million as of December 31, 2020. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of September 30, 2021, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 2.58% to 2.59% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $265.0 million through December 14, 2022 and $190.0 million through December 14, 2023. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide an aggregate of $275 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Secured Revolving Credit Facility – As of September 30, 2021, we had $19.0 million outstanding under our Secured Revolving Credit facility, up from $7.0 million as of December 31, 2020. Borrowings on the Secured Revolving Credit facility have a maturity date of May 1, 2022 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of September 30, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2021. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of September 30, 2021, our interest coverage on a last 12 months’ basis was 18.07 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $476.2 million and, as of September 30, 2021, we had $765.6 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of September 30, 2021, we had a rolling average ratio of 31.7%.

As of September 30, 2021, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following summarizes our primary sources and uses of cash during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

•Operating activities. Net cash used by operating activities for the nine months ended September 30, 2021 was $114.5 million, compared to $64.1 million provided by operating activities during the nine months ended September 30, 2020. The net cash outflows for the nine months ended September 30, 2021 were primarily driven by an increase in inventory of $325.1 million, partially offset by $136.4 million of cash generated from business operations, the deferral of expense payments through a $24.2 million increase in accrued expenses, and $31.9 million from an increase in customer and builder deposits.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 decreased to $1.8 million, compared to $12.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, cash outflows of $10.3 million were used for investments in unconsolidated entities.

•Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $135.7 million, compared to $38.9 million used by financing activities during the nine months ended September 30, 2020. The cash inflows for the nine months ended September 30, 2021 were primarily from our senior unsecured notes of $125.0 million and from our borrowings from lines of credit.

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

As of September 30, 2021, the Company had earnest money deposits of $24.0 million at risk associated with contracts to purchase 5,865 lots past feasibility studies with an aggregate purchase price of approximately $319.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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

Date:    November 2, 2021