Form 10-K
period 2021-12-31
Green Brick Partners, Inc.
filed 2022-03-01
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware				20-5952523
(State or other jurisdiction of incorporation)				(IRS Employer Identification Number)
2805 Dallas Pkwy	,	Ste 400
Plano	,	TX	75093	(469)	573-6755
(Address of principal executive offices, including Zip Code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GRBK	The New York Stock Exchange
Depositary Shares (each representing a 1/1000th interest in a share of 5.75% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share)	GRBK PRA	The New York Stock Exchange

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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $703,959,338 as of June 30, 2021 (based upon the closing sale price on The Nasdaq Capital Market for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 25, 2022 was 50,759,972.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. and its subsidiaries (“Green Brick”, “the Company”, “we” or “us”) is a diversified homebuilding and land development company. We acquire and develop land and build homes through our eight brands of builders in four major markets. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Forth Worth (“DFW”), Texas and Atlanta, Georgia, as well as the Treasure Coast, Florida area. We also own a noncontrolling interest in a builder in Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Many of our communities are located in premium locations and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, offering a broad range of customization options and building well-crafted homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. As of December 31, 2021, we owned or controlled approximately 28,600 home sites in high-growth submarkets throughout the DFW and Atlanta metropolitan areas and the Treasure Coast, Florida market. We provide finished lots to our subsidiary builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction funding and strategic planning. Our builders provide us with their local knowledge and relationships.

We are a Delaware corporation, incorporated in 2006. We commenced operations as a publicly held homebuilding company in 2014. Our principal executive offices are located at 2805 Dallas Pkwy, Ste 400, Plano, TX 75093.

Business Strategy

We believe we are well-positioned for growth through the disciplined execution of the following elements of our strategy:
•Consistent Land Acquisition Program with Disciplined Underwriting. We believe our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall profitability and returns. Through our rigorous national underwriting program, we seek to identify attractive properties that are typically located in prime neighborhood locations or in preferred growth corridors. We focus on the development of entitled parcels in communities where we can generally sell all homes within 24 to 60 months from the start of sales. Notwithstanding, we will also invest in longer-term land investments if our return criteria is generated.
•Focus on Markets with a Favorable Growth Outlook and Strong Demand Fundamentals. We have chosen to focus our operations to sunbelt and sunbelt adjacent states because we believe that these markets offer attractive residential real estate investment characteristics, such as growing economies, improving levels of employment, and population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We currently operate in Texas, Colorado, Florida, and Georgia, which were four of the top seven states in terms of population growth per the 2020 census data. Each of these states experienced double-digit growth over the preceding ten years while the population for the US only grew 7.3%.
•Strategically Increase Market Positions in our Existing Markets. We believe that there are significant opportunities to profitably expand in our core markets. As of December 31, 2021, we believe our extensive land and lot inventory will allow us to maximize our profitability and return on capital. In Dallas and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. In the Treasure Coast, we seek land in highly desirable, but limited, coastal regions that attract relocating homebuyers. We continuously review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results and will reallocate our investments when necessary.
•Deliver Superior Designs, Broad Product Ranges and Enhanced Homebuying Experience. We partner our expertise with that of our builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. Our homebuilding projects include townhomes, patio homes, single family homes, and luxury homes. We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy. One of our core operating philosophies is to create a culture which provides a positive, memorable experience for our homebuyers. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants, and homeowner focus groups, we research and design a diversified range of products for various levels and price points.
•Disciplined Investment Strategy Combined with the Prudent Use of Leverage. We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. We believe that our strict operating discipline combined with our prudent use of financial leverage to continue to invest in our land acquisition, development and homebuilding businesses provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will continue to provide us with significant additional growth capital. As of December 31, 2021, our debt to total capitalization ratio was 27.7%.
•Targeted Expansion into Adjacent Markets. We currently intend to pursue targeted expansion of our entry-level builder, Trophy Signature Homes, into markets within our current states. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders. In this regard, on February 4, 2022, we announced our expansion into the Austin, TX market. In addition, we have traditionally, and may in the future, grow through the acquisition of homebuilders in our current markets or other markets that meet our demographic and economic growth criteria.

Our Builders and Homes

The following table presents general information about each of our builders, including the types of homes they build and their price ranges as of December 31, 2021. During late 2020 and throughout 2021, as we sought to better match our sales pace with our construction and delivery pace, the average price of our homes in each of our markets has increased.

Builder	Ownership	Market	Products Offered	Price Range
Trophy Signature Homes LLC (“Trophy”)	100%	DFW	Single family	$300,000 to $930,000
CB JENI Homes DFW LLC (“CB JENI”)	100%	DFW	Townhomes	$240,000 to $550,000
Normandy Homes (“Normandy”)	100%	DFW	Single family	$430,000 to $880,000
SGHDAL LLC (“Southgate”)	100%	DFW	Luxury homes	$590,000 to $1,390,000
CLH20 LLC (“Centre Living”)	90%	DFW	Townhomes and Single Family	$370,000 to $750,000
The Providence Group of Georgia LLC (“TPG”)	50%	Atlanta	Townhomes, Condominiums and Single Family	$360,000 to $1,000,000
GRBK GHO Homes LLC (“GRBK GHO”)	80%	Treasure Coast	Patio homes and Single Family	$240,000 to $1,620,000
GB Challenger, LLC (“Challenger”)	49.9%	Colorado Springs and Denver	Townhomes and Single Family	$270,000 to $770,000

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but not yet delivered. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2021 to be filled during 2022. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2021	December 31, 2021			December 31, 2020
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
Trophy	24	23	413	$246,668	23	371	$151,778
CB JENI (1)	19	15	283	139,531	25	470	189,807
Southgate	7	4	158	131,455	12	167	121,740
Centre Living	5	5	45	24,289	4	28	13,541
TPG	21	19	352	200,405	25	213	113,657
GRBK GHO	11	8	229	127,508	14	214	96,338
Total (2)	87	74	1,480	$869,856	103	1,463	$686,861

(1)Includes Normandy Homes.
(2)GB Challenger is not included in the table above as Green Brick does not have a controlling financial interest in Challenger. Our investment in Challenger is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in our consolidated balance sheets.

In 2019, in response to our customers expressed desire for an expedited and transparent sales process, we launched a selection of homes with simplified, all upgrades included options. In 2021, we continued to expand this selection. Our CB JENI X and Trophy Signature Homes lines have been at the forefront of creating an honest, easy to follow, sales experience that seeks to offer simplified solutions with top-of-the-line finishes included regardless of a homebuyer’s price range. We believe that this streamlined process and focus on operational efficiency has enabled us to react quickly to the rise of the work from home and remote learning lifestyle of our homebuyers. As a result, we have launched updated plans with a focus on dedicated learning and office spaces, home integrations with the newest technology, and the latest in energy-efficient solutions including tankless water heaters, high-efficiency LED lighting, ENERGY STAR rated appliances, and low flow bathroom fixtures.

We are focused on creating environmentally sustainable products, and our purchasing power enables us to include green features in our homes. Each new home we build is healthier and more energy efficient, and has less impact on the environment than prior generations of homes as a result of features like:
•Low-VOC paint that reduces pollution;
•WaterSense® faucets that reduce water flow without sacrificing performance;
• Low-E windows that reduce infrared and ultraviolet light coming into the home; and
•Energy Star® appliances that reduce energy consumption.

Land Policy

Our land inventory strategy strives to provide us with a multi-year supply of lots for each of our brands for future homebuilding while limiting any excess supply that would otherwise be subject to market cycle risk. With certain exceptions, we focus on the development of entitled parcels in communities where we can generally sell all lots and homes within 24 to 60 months from the start of sales. This focus allows us to limit exposure to land development and land risks while pursuing favorable returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land and lot options, and other flexible land acquisition arrangements. We are actively involved in every step of the land entitlement, home design, and construction processes with our builders.

In response to the significant upward shift in demand in June 2020, our land teams began focusing on acquiring well located land. As a result, during 2020 and 2021, we grew our lot position 61.2% and 97.8% annually, respectively, for a total of 28,621 owned and controlled lots as of December 31, 2021. While the additional 14,000-plus lots acquired over the last year did not meaningfully contribute to our bottom line in 2021, we believe they will position us to deliver future earnings growth in 2022 and beyond.

Total Lots Owned and Controlled
30,000
25,000
20,000
15,000
10,000
5,000
—
2014
2015
2016
2017
2018
2019
2020
2021

Marketing and Sales Process

We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. Our in-house sales force typically works from sales offices located in model homes near or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of upgrade options. Sales personnel are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to appeal to the lifestyles of targeted homebuyers. We also sell homes through independent realtors. In addition, we have also made it possible for potential homebuyers to take virtual tours of model homes.

We offer a preferred lender referral program through our mortgage joint ventures to provide lending options to homebuyers in need of financing. We also offer homeowners a comprehensive warranty on each home. Homes are generally covered by an eight to ten-year warranty for structural concerns, one year for defects and products used and two years for electrical, plumbing, heating, ventilation, and air conditioning parts and labor.

Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media, and e-mail marketing, all of which drive traffic to our website, www.greenbrickpartners.com. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, radio advertisements, other local and regional publications, and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted.

Financial Services

In addition to independently branded subsidiary homebuilders, Green Brick Partners retains 100% ownership in Green Brick Title, 49.99% ownership in Green Brick Mortgage, and 49% ownership in BHome Mortgage. Our financial services help our customers bring their homebuying dreams into reality by providing mortgage and title services, allowing for a one-stop-shop solution. Through Green Brick Mortgage and BHome Mortgage, our mortgage services buyers can expect personal attention from their first meeting through the closing of their new home. As part of the Green Brick Partners family, Green Brick Title’s unprecedented access to resources beyond those of a traditional title company enables us to always stay one step ahead of our competition and bring buyers unmatched customer service.

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started during 2021 has caused shortages in the availability of such materials and in the price of services, thereby leading to delays in the delivery of homes and increased home construction prices. To mitigate the risk from rising costs, we have delayed contracting for the sales of our homes in many neighborhoods until after the home has been sheet-rocked. We continue to monitor the supply markets to achieve the best prices available. See “Risk Factors - Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.”

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically has taken five to nine months to construct a new home, we have historically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. Due to the significant increase in home demand and the more limited supply of both existing homes and speculative home inventory from all builders since the middle of 2020, such seasonal patterns have been far less evident in our business operations.

Competition

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history, and may have greater resources or lower cost of capital; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Human Capital Resources

Attracting, retaining, and building talent is critical in our business. We continue to recruit talented team members that exhibit superior emotional intelligence. This focus on a staff that places a strong emphasis on communication and navigating a fast-paced environment empathetically and judiciously enables us to operate effectively and efficiently each day. We seek to establish a supportive culture that fosters a strong sense of ownership and a continuous drive to excel. Our goal is to not just empower our team members with the tools needed to succeed but to create a community that focuses on taking ownership of one’s work. Our culture celebrates individual success, primes our employees for growth, and is critical in maintaining our competitive edge over our peers.

At December 31, 2021, we had approximately 540 full-time employees, including approximately 500 who were involved in our homebuilding operations, with locations in Dallas-Ft. Worth, Texas, Atlanta, Georgia and the Treasure Coast, Florida, and approximately 40 in management and administration. Our operations are carried out through both local and centralized management. Our centralized management sets our strategy and leads decisions related to our land acquisition, national purchasing, marketing analytics, risk management, finance, cash management, capital allocation, human resources management, and IT support for our builders. Our homebuilder operations consist of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets, and include employees responsible for the design, construction oversight, marketing, and sales of our homes. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. Our ability to deliver our homes is dependent on the availability and quality of the subcontractors, such as electricians, plumbers, drywall installers, and bricklayers with whom we partner to build our homes. We do not have collective bargaining agreements relating to any of our employees. We offer our employees a broad range of company-paid benefits, and we offer our employees a compensation package and benefits, including medical, dental, life insurance, and other health and welfare plans, that we believe are competitive.

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

We are committed to the health and safety of our employees, trade partners and homebuyers. Beginning in 2020, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our employees, trade partners and homebuyers, including protocols regarding social distancing, health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time. We are also committed to worker safety and regulatory compliance.

Governmental Regulations and Environmental Regulation

Homebuilding Related Regulations. We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. Governing agencies may also require concessions or may require the developer to commit to provide roads and other offsite infrastructure, the costs of which can be substantial, and may require them to be in place prior to the commencement of new home construction. In addition, governing agencies may impose construction moratoriums and therefore we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.

Environmental Regulations. We are subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of the environment. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions, and the present and former uses of the site as well as of adjoining properties. In some markets, we are subject to environmentally-sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts, and view restrictions. In those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

Energy and Climate Change Related Regulations. There is constantly a variety of new legislation being enacted, or considered for enactment at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.

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

Risks Related to our Business and Industry

The ongoing COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.
The COVID-19 pandemic has negatively impacted the global economy and disrupted global supply chains. The U.S. continues to experience outbreaks of very contagious variants that affect public health and economic activities. While drastic regulatory responses such as quarantines and “shelter-in-place” orders have been lifted, new information about the emergence of new variants and the severity of such variants could lead to restrictive public health measures. Such changes could affect consumer confidence, worsen economic activities and have a negative impact on our results of operations, financial conditions and cash flow. We cannot predict how future trends of COVID-19 transmissions will play out, how they will influence public health policy and how they will impact the economy as a whole.

The homebuilding industry is cyclical. A severe downturn in the industry could adversely affect our business, results of operations and stockholders’ equity.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. The U.S. housing market could be negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. These conditions, combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, could contribute to decreased demand for housing, declining sales prices and increasing pricing pressure. If demand for housing stalls or declines, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are susceptible to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations and the value of our real estate assets. These events include, but are not limited to:

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
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers by increasing prices, we may not be able to offset cost increases with higher selling prices in a weak housing market. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could cause the value of our inventory to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on our results of operations.

We depend on the availability and satisfactory performance of subcontractors. Our business could be negatively affected if our subcontractors are not available to perform.
We conduct our land development and homebuilding operations primarily as a general contractor. Our unaffiliated third-party subcontractors perform virtually all of our land development and constructions. Consequently, the timing and quality of the development of our land and the construction of our homes depends on the availability and skill of our subcontractors. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. If there are inadequate subcontractor resources, our ability to meet customer demands, both timing and quality, could be adversely affected which could have a material adverse effect on our reputation, our future growth and our profitability.

Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. Significant increases in the demand for new homes result in extended lead times, supply shortages and price increases because of the heightened demand for the raw materials, products and appliances. For example, we have recently and may continue to experience price increases, shortages and significant extensions to our lead time for the delivery of materials such as lumber, appliances and windows. This has and may continue to result in longer construction periods, delays in home closings and margin compression if we are unable to increase our sales prices accordingly.

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
Our success depends on the continued performance of key employees, including management team members at both the corporate and homebuilder subsidiary levels. Our results of operations could suffer if any of the management team members decided to cease employment with us. Our ability to retain our management team or to attract suitable replacements should any members of its management team leave is dependent on the competitive nature of the employment market. The loss of services from key management team members or a limitation in their availability could materially and adversely impact our business, liquidity, financial condition and results of operations. Such a loss could also be negatively perceived in the capital markets. We do not maintain key person insurance in respect of any member of our named executive officers.

Furthermore, key employees working in the land development, homebuilding and construction industries are highly sought after. Experienced employees in the homebuilding, land acquisition, and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial conditions and results of operations.

We may be unable to achieve our objectives because of our inability to execute on our business strategies.
Our business objectives include expanding into new markets and becoming a more capital and operationally efficient home builder. We cannot guarantee that our strategies to meet these objectives will be successful or that they will result in growth, and increased earnings or returns within our desired time frame. We cannot guarantee that we will achieve positive operational or financial results in the future, or results that are equal to or better than those attained in the past. We also cannot provide any assurance that we will be able to maintain our strategies in the future. Due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions. We cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, could have an adverse effect on our ability to increase the value and profitability of our business, our ability to operate our business in the ordinary course, our overall liquidity, and our consolidated financial statements. The effect in each case could be material.

Our long-term success depends on our ability to acquire undeveloped land, partially finished developed lots and finished lots suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land is directly impacted by changes in consumer demand for housing. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable land or lots become more difficult to locate or obtain, the number of lots we may be able to develop and sell could decrease, the number of homes we may be able to build and sell could be reduced and the cost of land could increase substantially, which could adversely impact our results of operations.

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

Our results of operations could be adversely affected if we are unable to develop communities successfully or within expected timeframes.
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

Real estate investments are relatively illiquid. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions may be limited, and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We depend on the success of our partially owned controlled builders.
We participate in the homebuilding business, in part, through non-wholly owned subsidiaries, which we refer to as our “controlled builders.” We exercise control over the operations of each controlled builder. We have entered into arrangements with these controlled builders in order to take advantage of their local knowledge and relationships, acquire attractive land positions and brand images, manage our risk profile and leverage our capital base. Even though the co-investors in our controlled builders are subject to certain non-competition provisions, the viability of our participation in the homebuilding business depends on our ability to maintain good relationships with our controlled builders.

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
Our controlled builders and the third parties with whom we enter into partnerships, joint ventures or other strategic investments are separate and distinct entities from us. Consequently, these counterparties may have different economic, financial and industry positions from us which could influence their business decisions. These positions may include strategic decision-making which they believe to be in their best interests, but which may not be aligned with those of our shareholders. Although we exercise different levels of control over the entities in which we invest or co-invest, we may not ensure that their decisions are always in alignment with those of our investors because our rights may be limited contractually or by statute. Disputes between us and these third parties could result in legal proceedings that would increase our expenses and prevent our officers and/or directors from focusing on our business. Our business and profitability could be adversely affected if our counterparties take actions that are not in our best interests.

Our capital resources and liquidity could be adversely affected if we are required to repurchase or sell a substantial portion of the equity interest in our controlled homebuilding subsidiaries.
The operating agreements governing our partially owned controlled builders contain buy-sell provisions that may be triggered in certain circumstances. In the event that a buy-sell event occurs, our builder will have the right to initiate a buy-sell process, which may happen at an inconvenient time for us. In the event the buy-sell provisions are exercised at a time when we lack sufficient capital to purchase the remaining equity interest, we may elect to sell our equity interest in the entity. We will no longer benefit from the future operations of a given entity if we are forced to sell our equity interest. If a buy-sell provision is exercised and we elect to purchase the interest in an entity that we do not already own, we may be obligated to expend significant capital in order to complete such acquisition, which may result in our being unable to pursue other investments or opportunities. If either of these events occurs, our revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets decline.
In the Dallas–Fort Worth metropolitan area, we primarily operate in the counties of Dallas, Collin, Denton, Ellis, Rockwall, Tarrant, Kaufman, Hunt, and Johnson . In Atlanta, we primarily operate in the counties of Fulton, Gwinnett, Cobb, Forsyth, Cherokee and Dekalb. In Florida, we primarily operate in the counties of Indian River and St. Lucie. We may not realize our favorable growth outlook if housing demand and population growth stagnate or decrease in our core markets. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW, Atlanta or Treasure Coast markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to decline and adversely affect our business, financial condition and results of operations.

Our developments are subject to government regulations, which could cause us to incur significant liabilities or restrict our business activities.
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, which impose limitations on the number and type of homes that can be built within the boundaries of a particular area. Projects that are not yet entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, lot and home sales could decline and costs could increase, which could have a material adverse effect on our current results of operations and our long-term growth prospects.

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

Our financial condition and results of operations may be adversely affected by a decrease in the value of our land or homes and the associated carrying costs.
We continuously acquire land for replacement of land inventory and expansion within our current markets and may in the future acquire land for expansion into new markets. However, the market value of land, building lots and housing inventories can fluctuate significantly due to changing market conditions. The measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to generate profits consistent with those we have generated in the past and we may not be able to recover our costs when we sell lots and homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate such arrangements. During adverse market conditions, we may have substantially higher inventory carrying costs, may have to write down our inventory as a result of impairment and/or may have to sell land or homes at a loss. Any material write-downs of assets, or sales at a loss, could have a material adverse effect on our financial condition and results of operations.

Demand for our homes and lots is dependent on the cost and availability of mortgage financing.
Our business depends on the ability of our homebuyers, as well as the ability of those who buy homes from the third-party homebuilding entities to which we sell lots (our “homebuilding customers”), to obtain financing for the purchase of their homes. Many of these homebuyers must sell their existing homes in order to buy a home from us or our homebuilding customers. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and lots. Higher interest rates can also hinder our ability to realize our backlog because certain of our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing within a certain time period after the execution of the home purchase contracts. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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
People who are unemployed, underemployed, who have left the labor force or are concerned about the loss of their jobs are less likely to purchase new homes. They may also be forced to sell their homes as they face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions. Such a condition could have an adverse impact on our business both by reducing demand for our homes, lots and construction loans and by increasing the supply of homes for sale.

Increases in the after-tax costs of owning a home could prevent reduce demand for our homes and lots.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made major changes to the Internal Revenue Code that, in part, affect the after-tax cost of owning a home. Specifically, the Tax Act limited the ability of homebuyers to deduct (i) property taxes, (ii) mortgage interest, and (iii) state and local income taxes. The annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. These changes increased the after-tax cost of owing a new home for many of our potential homebuyers and the potential homebuyers of our homebuilding customers.

If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. Proposed legislation that was passed by the House of Representatives in November 2021 (the “Build Back Better Act”) would generally raise the deduction limit to $80,000 through 2030, but there can be no assurance that this proposed legislation will be enacted and, even if enacted, there may be changes with respect thereto (i.e., that would modify the limit) prior to enactment.

The loss or reduction of these homeowner tax deductions that have historically been available has reduced and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

Severe weather conditions, natural disasters, acts of war or terrorism could increase our operating expenses and reduce our revenues and cash flows.
The climates and geology of the states in which we operate present increased risks of severe weather conditions and natural disasters. The occurrence of severe weather conditions or natural disasters can delay new home deliveries and lot development, reduce the availability of materials and/or negatively impact the demand for new homes in affected areas.

Additionally, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues. To the extent that climate change increases the frequency and severity of weather-related disasters, we may experience increasing negative weather-related impacts to our operations in the future.

Further, acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruptions to the U.S. economy or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our lots, homes and construction loans and adversely impact our business and results of operations.

High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with homebuyers but not yet delivered. Although these sales contracts require a cash deposit, a homebuyer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit because of contract provisions. If home prices decline, the national or local homebuilding environment or general economy weakens, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase or the availability of mortgage financing tightens, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations could have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

We may not be able to compete effectively against competitors in the homebuilding, land development and financial services industries.
Competition in the land development and homebuilding industries is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact our margins and revenues. Our business, liquidity, financial condition and results of operations could be materially and adversely affected if we are unable to compete successfully. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, competitors may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. Our homebuilding business also competes for sales with individual resales of existing homes and with available rental housing.

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
We are subject to several local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws that apply to any given homebuilding or development site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding and land development activity in environmentally sensitive regions or areas. In addition, when an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to our business may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

Under various environmental laws, current or former owners of real estate may be required to investigate and clean up hazardous or toxic substances and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination.

Negative publicity could adversely affect our reputation and business
Our success also depends on our reputation and our brand image. Any unfavorable media coverage related to our industry, brand, personnel or operations may adversely affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Negative publicity spreads quickly through the use of electronic communication, including social media outlets, websites, “tweets”, and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Negative publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous and operating in the land development and homebuilding industries poses certain inherent health and safety risks. Our health and safety performance is critical to the success of our business given regulatory requirements on points. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities and our ability to attract employees, subcontractors and homebuyers, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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
We rely on information technology systems and other computer resources to carry out operational and marketing activities, as well as to maintain our business records. As part of our normal business activities, we may collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers and may share information with vendors who assist us with certain aspects of our business. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols) or lost connectivity to networked resources.

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

Data protection and privacy laws continue to evolve and become more complex in various U.S. federal and state jurisdictions. Such regulatory changes, variations in requirement across jurisdictions and ongoing discussions about a national privacy law could present compliance challenges. The costs of complying with such changes could adversely affect our business.

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

Our quarterly results of operations may fluctuate because our business is seasonal in nature.
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
Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Should we learn of practices relating to homes we build, lots we develop or financing we provide that do not comply with applicable regulations or guidelines, we would move actively to stop the non-complying practices as soon as possible and would take disciplinary action with regard to employees who were aware of the practices and did not take steps to address them, including terminating their employment when necessary. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured due to the occurrence of such practices.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.
We could suffer physical damage to property or incur liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies or otherwise be subject to significant deductibles or limits. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to an affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.
We rely on subcontractors to perform the actual construction of our homes, and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, subcontractors may use improper construction processes or defective materials in some cases. Defective products widely used by the homebuilding industry can require extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

Laws and regulations governing the residential mortgage industry could have an adverse effect on our business and financial results.
In 2018 and 2020, we established joint ventures, Green Brick Mortgage and BHome Mortgage, respectively, to provide mortgage related services to homebuyers. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could have an adverse effect on our results of operations.

Risks Related to Our Financing and Capital Structure

Changes in the method pursuant to which LIBOR and other benchmark rates are determined could negatively impact our business and results of operations.

We are responsible for certain floating-obligations, hedging transactions, and floating-rate commercial loans that determine their payment amount or applicable interest rate by reference to the London Interbank Offered Rate (“LIBOR”). The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates to calculate LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, which administrates LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will no longer be provided. Regardless of this deferral, the administrator of LIBOR has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is not clear whether banks will continue to voluntarily submit rates to calculate LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or any other basis, after December 31, 2021.

Certain regulators, industry groups and committees such as the Alternative Reference Rates Committee (ARRC) have, among other things, suggested fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as an alternative to U.S. Dollar LIBOR, and proposed the implementation of the recommended alternatives in floating rate instruments. It is currently not clear how these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and how their implementation would affect the markets for floating-rate financial instruments. At this time, we are not able to predict the impact of these developments, or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments, including our floating-rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially and negatively affect interest rates on our current indebtedness.

We may be unable to obtain suitable bonding for the development of our housing projects
We are periodically required to provide bonds to governmental authorities and others to ensure the completion of our projects. Depending on market conditions, surety providers may be reluctant to issue new bonds and may request credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds for our future projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

A negative change in our credit rating could adversely affect our business.
Our business requires access to capital on favorable terms to service our indebtedness, cover our operating expenses and fund other liquidity needs. Negative rating actions by credit agencies such as downgrades increase the cost to access capital and make it difficult for us to meet our liquidity needs. Any downgrade of our credit rating by any of the principal credit agencies may exacerbate these difficulties. There are no assurances that we will not experience downgrades in our credit ratings in the future, whether due to worsening macroeconomic conditions, a downturn in the housing industry, failure to successfully execute our business strategy, or the adverse impact on our results of operations or liquidity position of any of the above or otherwise.

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
The trading price of our common stock is highly volatile and could be subject to future fluctuations in response to a number of factors beyond our control. In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or our performance, and those fluctuations could materially reduce our common stock price. If we fail to meet expectations related to future growth, profitability or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and our stock price.

Future issuances of our common stock or Series A preferred stock could adversely affect the market for our common and preferred stock or dilute the ownership interest of our shareholders.
We are not restricted from issuing additional shares of our common stock or our Series A preferred stock, including securities that could be converted into or exchanged for, or that represent the right to receive, shares of our common or preferred stock. For example, in December 2021, we offered 2,000,000 depositary shares representing shares of our 5.75% cumulative perpetual preferred stock. If we issue a substantial number of shares of common or Series A preferred stock, or depositary shares representing interests in our preferred stock, or if the expectation of such issuances is broadly disseminated in the market, including in connection with any acquisitions, the market price for our common, preferred or depositary shares could be adversely affected, and our shareholders’ interest could be diluted. Our decision to issue equity securities will depend on market conditions and other factors, and we cannot predict or estimate with certainty the amount, timing or nature of potential future issuances. Accordingly, our shareholders bear the risk that such future equity issuances could reduce market price and dilute their stock holding with us. We currently have 50,759,972 shares of common stock and 2,000 shares of series A preferred stock outstanding.

Our common and preferred stock are equity securities and are subordinate to our existing and future indebtedness and effectively subordinated to all indebtedness and other non-equity claims against our subsidiaries.
Shares of our common stock and preferred stock are equity interests and do not constitute indebtedness. Accordingly, shares of our common stock and depositary shares, which represent a fractional interest in our Series A preferred stock, will rank junior to all of our existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock), to the indebtedness and other liabilities of our existing or future subsidiaries, and to other non-equity claims against us and our assets available to satisfy claims against us, including in the event of liquidation. Moreover, holders of our depositary shares and outstanding preferred stock have preferential dividend and liquidation rights compared to holders of our common stock. We are permitted to incur additional debt. In the event of a bankruptcy, liquidation, dissolution or winding-up of our affairs, lenders and holders of our debt securities would receive distributions of our available assets prior to holders of our common stock, depositary shares and other outstanding preferred stock. Additionally, our right to participate in a distribution of assets upon any of its subsidiaries’ liquidation or reorganization is subject to prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with ours and they may make decisions with which we may disagree.
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 34% and 3%, respectively, of our voting power. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control within us and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In December 2020, 24,118,668 shares held by Greenlight were registered for resale on Form S-3 in accordance with the registration rights agreement. These shares may be sold in the market at any time, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock trades on The New York Stock Exchange Capital Market under the symbol “GRBK”.

Holders of Record
On February 25, 2022, there were 17 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 25, 2022, there were 50,759,972 common shares outstanding.

Dividends on Common Shares
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

Common Stock Performance Graph
The following graph compares the five-year cumulative total return on our common stock, assuming $100 was invested on December 31, 2016, with the cumulative total returns of the Russell 3000 Index and the S&P Homebuilders Select Industry Index for the periods ended December 31.

Comparison of Five-Year Cumulative Return
$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Green Brick Partners, Inc
Russell 3000 Index
S&P Homebuilders Select Industry Index

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2021, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the year ended December 31, 2020, are provided below:

Year Ended
December 31, 2021
Home deliveries	Increased by 28.4%
Home closings revenue	Increased by 41.3%
Average sales price of homes delivered	Increased by 10.1%
Net new home orders	Decreased by 1.2%

The United States has been impacted by the coronavirus (“COVID-19”) pandemic. However, throughout the pandemic, we have continued to build, close and sell homes in our markets. The overwhelming expansion of our revenues is attributable to the strong performance of our new Trophy brand division, and the impact of macroeconomic factors such as low interest rates, an influx of millennia first-time home buyers and demand for suburban homes from apartment dwellers in response to COVID-19. The significant increase in new home demand has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have and expect to continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages and significant extensions to our lead time for the delivery of key materials and inputs.

2021 Developments

From October 2020 to October 2021, homes in the DFW and Atlanta markets appreciated by 24.6% and 21.4%, respectively, compared to 18.4% average appreciation for 20 major U.S. metropolitan areas (Source: S&P Dow Jones Indices & CoreLogic, October 31, 2021). Among the 12 largest metropolitan areas in the country, the Dallas area ranked third and the Atlanta area ranked seventh in annual rate of job growth from November 2020 to November 2021 (Source: US Bureau of Labor Statistics, November 2021). We believe that we operate in two of the most desirable housing markets in the nation and that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020	Change	%
Home closings revenue	$1,305,620	$923,901	$381,719	41.3%
Mechanic’s lien contracts revenue	4,067	6,275	(2,208)	(35.2)%
Residential units revenue	$1,309,687	$930,176	$379,511	40.8%
New homes delivered	2,834	2,208	626	28.4%
Average sales price of homes delivered	$460.7	$418.4	$42.3	10.1%

The $379.5 million increase in residential units revenue was driven by the 10.1% increase in the average sales price of homes delivered for the year ended December 31, 2021 and the 28.4% increase in the number of homes delivered. The 10.1%

increase in the average sales price of homes delivered for the year ended December 31, 2021 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2021	2020	Change	%
Net new home orders	2,851	2,885	(34)	(1.2)%
Cancellation rate	7.7%	13.0%	(5.3)%	(40.8)%
Absorption rate per average active selling community per quarter	8.2	7.5	0.7	9.3%
Average active selling communities	87	96	(9)	(9.4)%
Active selling communities at end of period	74	103	(29)	(28.2)%
Backlog	$869,856	$686,861	$182,995	26.6%
Backlog (units)	1,480	1,463	17	1.2%
Average sales price of backlog	$587.7	$469.5	$118.2	25.2%

Net new home orders decreased by 1.2% over the prior year period and our absorption rate per average active selling community increased 9.3% year over year. The absorption rate per average active selling community per quarter of 8.2 homes during the year ended December 31, 2021, was a direct result of pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. Because of rising input costs and strong sales demand, we prefer to increase our level of spec inventory than sell as many homes yet to be built. The absorption rate per average active selling community per quarter of 8.2 homes during the year ended December 31, 2021, exceed the 5.6 net new home orders during the year ended December 31, 2019 by 46.4%.

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

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.7% for the year ended December 31, 2021, compared to 13.0% for the year ended December 31, 2020. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate. Our cancellation rate is on the lower end of the industry average, which we believe is due to favorable market conditions through December 31, 2021.

The $183.0 million increase in value of backlog was due to the 25.2% increase in the average sales price of backlog and the 1.2% increase in the number of homes in backlog. The increase of the average sales price of homes in backlog was the result of price increases driven by the high demand and low supply of inventory.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2021		2020
Home closings revenue	$1,305,620	100.0%	$923,901	100.0%
Cost of homebuilding units	961,115	73.6%	700,771	75.8%
Homebuilding gross margin	$344,505	26.4%	$223,130	24.2%

Mechanic’s lien contracts revenue	$4,067	100.0%	$6,275	100.0%
Cost of mechanic’s lien contracts	3,249	79.9%	5,095	81.2%
Mechanic’s lien contracts gross margin	$818	20.1%	$1,180	18.8%

Residential units revenue	$1,309,687	100.0%	$930,176	100.0%
Cost of residential units	964,364	73.6%	705,866	75.9%
Residential units gross margin	$345,323	26.4%	$224,310	24.1%

Cost of residential units for the year ended December 31, 2021 increased by $258.5 million, or 36.6%, compared to the year ended December 31, 2020, primarily due to the 28.4% increase in the number of new homes delivered in addition to increasing levels of cost input prices.

Residential units gross margin for the year ended December 31, 2021 increased to 26.4%, compared to 24.1% for the year ended December 31, 2020, primarily because of overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2021	2020	Change	%
Lots revenue	$24,866	$45,461	$(20,595)	(45.3)%
Land revenue	68,323	384	67,939	17,692.4%
Land and lots revenue	$93,189	$45,845	$47,344	103.3%
Lots closed	323	375	(52)	(13.9)%
Average sales price of lots closed	$77.0	$121.2	$(44.2)	(36.5)%
The 45.3% decrease in lots revenue was driven by the 13.9% decrease in the number of lots closed and a higher proportion of lots developed for internal use. The average lot price decreased by 36.5% due to a higher number of entry level lots sold. Land revenue represents land acquired that also included parcels zoned for retail and multi-family properties, as well as the sale of 50% interest in communities to other public homebuilders at zero profit where we enter into co-development agreements to split certain larger lot-count communities.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2021	2020	2021	2020
Builder operations	$135,464	$108,436	10.1%	11.6%
Land development	880	1,411	1.4%	3.3%
Corporate, other and unallocated (income) expense	(2,075)	2,287	—%	—%
Total selling, general and administrative expenses	$134,269	$112,134	9.6%	11.5%

The 1.9% decrease of total selling, general and administrative expense as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.

Builder Operations
Selling, general and administrative expense as a percentage of revenue for builder operations decreased by 1.5% due to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
The 1.9% decrease in selling, general and administrative expense as a percentage of revenue for land development was primarily attributable to an increase in land development segment revenues.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2021 was income of $2.1 million, compared to expense of $2.3 million for the year ended December 31, 2020. The change is primarily due to an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $19.7 million, or 18.4%, for the year ended December 31, 2021, compared to $16.7 million for the year ended December 31, 2020, primarily due to an increase in earnings from GB Challenger. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $9.5 million for the year ended December 31, 2021, compared to $4.1 million for the year ended December 31, 2020. The change is primarily due to an increase in title closing and settlement services of $3.5 million arising from higher volume of closings during the year ended December 31, 2021 and to $1.5 million of allowances for option deposits and pre-acquisition costs caused by COVID-19 pandemic considerations recorded during the year ended December 31, 2020.

Income Tax Expense
Income tax expense increased to $52.6 million for the year ended December 31, 2021 from $25.0 million for the year ended December 31, 2020. The increase was partially due to higher taxable income. Also, during the year ended December 31, 2020, we recognized favorable federal energy tax credits from building energy-efficient homes in prior tax years.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
For discussion and analysis of our results of operations for the year ended December 31, 2020 as well as for comparison to our results of operations for the year ended December 31, 2019, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2021 and December 31, 2020. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	December 31, 2021	December 31, 2020
Lots owned
Central	17,767	6,823
Southeast	2,472	2,097
Total lots owned	20,239	8,920
Lots controlled (1)
Central	7,321	4,398
Southeast	1,061	1,150
Total lots controlled	8,382	5,548
Total lots owned and controlled (1)	28,621	14,468
Percentage of lots owned	70.7%	61.7%

(1)Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Lots under third party option contracts	2,740	2,970
Land under option for future acquisition and development	3,826	740
Lots under option through unconsolidated development joint ventures	1,816	1,838
Total lots controlled	8,382	5,548

The following table presents additional information on the lots we owned as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Total lots owned	20,239	8,920
Land under option for future acquisition and development	3,826	740
Lots under option through unconsolidated development joint ventures	1,816	1,838
Total lots self-developed	25,881	11,498
Self-developed lots as a percentage of total lots owned and controlled	90.4%	79.5%

Liquidity and Capital Resources Overview
As of December 31, 2021 and December 31, 2020, we had $78.7 million and $19.5 million of unrestricted cash, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the year ended December 31, 2021 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes and notes payable, net of debt issuance costs, divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 27.7% as of December 31, 2021. In addition, as of December 31, 2021, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 22.7%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of December 31, 2021.

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$334,918	$(78,696)	$256,222
Total Green Brick Partners, Inc. stockholders’ equity	874,548	—	874,548
Total capitalization	$1,209,466	$(78,696)	$1,130,770

Debt to total capitalization ratio	27.7%
Net debt to total capitalization ratio			22.7%

Key Sources of Liquidity

Our key sources of liquidity were funds generated by operations and provided by lines of credit and issuance of senior unsecured notes and preferred stock during the year ended December 31, 2021.

Debt Instruments

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Secured Revolving Credit Facility	$2,000	$7,000
Unsecured Revolving Credit Facility	—	101,000
Debt issuance costs, net of amortization	(2,738)	(1,313)
Total borrowings on lines of credit, net	$(738)	$106,687

Secured Revolving Credit Facility – As of December 31, 2021, we had $2.0 million outstanding under our Secured Revolving Credit Facility, down from $7.0 million as of December 31, 2020. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. As of December 31, 2021, the interest rate on outstanding borrowings under the secured revolving credit facility was 4.00% per annum, which was equal to the minimum rate as of that date. On February 9, 2022, the

Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of December 31, 2021, we had no amounts outstanding under our Unsecured Revolving Credit facility, down from $101.0 million as of December 31, 2020. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $300.0 million through December 14, 2024. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide an aggregate of $325.0 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Senior Unsecured Notes - As of December 31, 2021, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $335.4 million as of December 31, 2021, up from $111.1 million as of December 31, 2020 due to the issuance of the 2028 and 2029 notes as discussed below.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2024, 2025, 2026, 2027, and 2028.
•In December 2021, we issued $100.0 million of senior unsecured notes (the “2029 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. A required principal prepayment of $30.0 million is due on December 28, 2028. The remaining unpaid principal balance is due on December 28, 2029.

Optional prepayment is allowed with payment of a “make-whole” premium which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2021. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of December 31, 2021, our interest coverage on a last 12 months’ basis was 19.4 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $533.6 million and, as of December 31, 2021, we had $874.6 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of December 31, 2021, we had a rolling average ratio of 30.7%.

As of December 31, 2021, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For more detailed information on our lines of credit, refer to Note 7 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Preferred Equity Issuances

On December 22, 2021, we issued 2,000,000 Depositary Shares, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for $50.0 million. We received net proceeds of $47.7 million and incurred stock issuance costs of approximately $2.3 million that reduced the amount of equity on our consolidated balance sheet.

Holders of Series A Preferred Stock, when and as authorized by our Board, are entitled to cumulative cash dividends at the rate of 5.75% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to 1,437.50 per share per year or $1.4375 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of March, June, September and December, beginning on or about March 15, 2022. On and after December 23, 2026, the shares of Series

A Preferred Stock will be redeemable at our option, in whole or in part, at a redemption price equal to $25,000.00 per share of Series A Preferred Stock ($25.00 per Depositary Share), plus an amount equal to any accrued and unpaid dividends. Furthermore, upon a change of control (as defined in the Certificate of Designation), we will have a special option to redeem the Series A Preferred Stock at $25,000.00 per share of Series A Preferred Stock ($25.00 per Depositary Share), plus an amount per share equal to any accrued and unpaid dividends on such shares. In addition, upon change of control, the shareholders will have the option to convert their Series A Preferred stock into shares of Common Stock as specified on the Certificate of Designation. The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up senior to all classes or series of our common stock. Holders of the Series A Preferred Stock generally have no voting rights, except for limited voting rights, including if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive).

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

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

•Operating activities. Net cash used in operating activities for the year ended December 31, 2021 was $92.4 million, compared to a $35.1 million source of cash from operating activities during the year ended December 31, 2020. The net cash outflows for the year ended December 31, 2021 were primarily driven by an increase in inventory of $358.3 million, partially offset by $201.0 million of cash generated from business operations, the deferral of expense payments through the increase in accrued expenses and accounts payable of $20.9 million and $21.2 million, respectively, and an increase in customer builder deposits of $26.5 million.

•Investing activities. Net cash used in investing activities for the year ended December 31, 2021 decreased to $2.0 million compared to $13.3 million for the year ended December 31, 2020. The decrease in cash outflows was primarily due to a $9.0 million investment in joint venture GBTM Sendera during the year ended December 31, 2020.

•Financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $154.3 million, compared to $25.9 million cash used during the year ended December 31, 2020. The cash inflows for the year ended December 31, 2021 were primarily from borrowings from senior unsecured notes of $225.0 million and from net proceeds from the issuance of preferred stock of $47.7 million, partially offset by the net repayment of lines of credit of $106.0 million.

For discussion and analysis our cash flows for the year ended December 31, 2020 as well as for comparison to our cash flows for the year ended December 31, 2019, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of December 31, 2021, we had earnest money deposits of $27.3 million at risk associated with contracts to purchase 6,246 lots past feasibility studies with an aggregate purchase price of approximately $323.1 million.

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

Impairment of Inventory

We value inventory at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. In accordance with Accounting Standards Codification 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, during each reporting period, community gross margins on closed homes, average margins of homes within backlog, and community outlook factors are reviewed by management. In the event that this review suggests higher potential for losses at a specific community, we monitor such communities by adding them to its “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

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

Refer to Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further description of our significant accounting policies.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2021, we did not have any amounts outstanding on these lines of credit.

For fixed rate debt, such as our senior unsecured notes, changes in interest rates have an impact on the fair value of the debt instrument, not on our earnings or cash flows.

The following table provides information about our significant instruments that are sensitive to changes in interest rates, our debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value of debt for the year ended December 31, 2021 (amounts in thousands):

	Year of Maturity
	2024	2025	2026	2027	2028	2029	Total	Fair Value at December 31, 2021
Liabilities:
Senior unsecured notes
Fixed rate	$37,500	37,500	75,000	62,500	55,000	70,000	337,500	352,300
Average interest rate	4.0%	3.6%	3.6%	3.5%	3.3%	3.3%	3.5%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $1,204 million as of December 31, 2021. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

If future results are not consistent with the Company’s assumptions and estimates, including future events such as deterioration of market conditions or significant changes in the absorption rates, changes in the assumptions could have a significant impact of the determination of indicators of potential impairment.

We identified the evaluation of potential indicators of impairment for inventory as a critical audit matter. This is due to a high degree of auditor judgment that was involved in evaluating management’s assumptions and judgments regarding whether changes in market conditions at a location in which the Company operates would indicate a significant decrease in the fair value of the inventory.

Our audit procedures related to the Company’s evaluation of potential indicators of impairment for inventory include the following primary procedures, among others to address this critical audit matter:

a.We obtained an understanding of the relevant controls related to the evaluation of inventory for impairment and tested such controls for design and operating effectiveness, including controls related to the Company’s process to evaluate potential indicators of impairment.

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
PCAOB ID: 49

Dallas, Texas
March 1, 2022

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$78,696	$19,479
Restricted cash	14,858	14,156
Receivables	6,871	5,224
Inventory	1,203,743	844,635
Investments in unconsolidated entities	55,616	46,443
Right-of-use assets - operating leases	4,596	2,538
Property and equipment, net	2,812	3,595
Earnest money deposits	26,008	22,242
Deferred income tax assets, net	15,741	15,376
Intangible assets, net	537	622
Goodwill	680	680
Other assets	11,709	13,857
Total assets	$1,421,867	$988,847
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$45,682	$24,521
Accrued expenses	61,351	40,416
Customer and builder deposits	64,610	38,131
Lease liabilities - operating leases	4,745	2,591
Borrowings on lines of credit, net	(738)	106,687
Senior unsecured notes, net	335,446	111,056
Notes payable	210	2,125
Contingent consideration	—	368
Total liabilities	511,306	325,895
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	21,867	13,543
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 and zero issued and outstanding as of December 31, 2021 and 2020, respectively	47,696	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,151,911 and 51,053,858 issued and 50,759,972 and 50,661,919 outstanding as of December 31, 2021 and 2020, respectively	512	511
Treasury stock, at cost, 391,939 shares	(3,167)	(3,167)
Additional paid-in capital	289,641	293,242
Retained earnings	539,866	349,656
Total Green Brick Partners, Inc. stockholders’ equity	874,548	640,242
Noncontrolling interests	14,146	9,167
Total equity	888,694	649,409
Total liabilities and equity	$1,421,867	$988,847

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Residential units revenue	$1,309,687	$930,176	$759,830
Land and lots revenue	93,189	45,845	31,830
Total revenues	1,402,876	976,021	791,660
Cost of residential units	964,364	705,866	597,884
Cost of land and lots	76,453	35,551	24,694
Total cost of revenues	1,040,817	741,417	622,578
Total gross profit	362,059	234,604	169,082
Selling, general and administrative expenses	(134,269)	(112,134)	(97,775)
Change in fair value of contingent consideration	—	(368)	(4,906)
Equity in income of unconsolidated entities	19,713	16,654	9,809
Other income, net	9,483	4,057	8,119
Income before income taxes	256,986	142,813	84,329
Income tax expense	52,605	25,016	20,027
Net income	204,381	117,797	64,302
Less: Net income attributable to noncontrolling interests	14,171	4,104	5,646
Net income attributable to Green Brick Partners, Inc.	$190,210	$113,693	$58,656

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$3.75	$2.25	$1.16
Diluted	$3.72	$2.24	$1.16
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,700	50,568	50,530
Diluted	51,060	50,795	50,636

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	50,719,884	$507	(136,756)	$(981)	$291,299	$177,526	$468,351	$17,281	$485,632
Share-based compensation	—	—	—	—	236	—	236	—	236
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	219,181	3	—	—	1,463	—	1,466	—	1,466
Withholdings from vesting of restricted stock awards	(59,116)	(1)	—	—	(543)	—	(544)	—	(544)
Amortization of deferred share-based compensation	—	—	—	—	489	—	489	—	489
Stock repurchases	—	—	(255,183)	(2,186)	—	—	(2,186)	—	(2,186)
Accretion of redeemable noncontrolling interest	—	—	—	—	(2,145)	—	(2,145)	—	(2,145)
Increase in ownership in Southgate Homes	—	—	—	—	—	(891)	(891)	891	—
Increase in ownership in Centre Living Homes	—	—	—	—	—	(264)	(264)	264	—
Contributions	—	—	—	—	—	—	—	3,600	3,600
Distributions	—	—	—	—	—	—	—	(10,993)	(10,993)
Net income	—	—	—	—	—	58,656	58,656	2,184	60,840
Balance at December 31, 2019	50,879,949	$509	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	1,597	—	1,600	—	1,600
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	497	—	497	—	497
Change in fair value of redeemable noncontrolling interest	—	—	—	—	940	—	940	—	940
Increase in ownership in CB JENI Homes	—	—	—	—	—	936	936	(936)	—
Contributions	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	113,693	113,693	1,727	115,420
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	—	—	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	2	—	—	—	—	2,436	—	2,438	—	2,438
Withholdings from vesting of restricted stock awards	(41,318)	(1)			—	—	(833)	—	(834)	—	(834)
Issuance of preferred stock	—	—	2,000	47,696			—		47,696	—	47,696
Amortization of deferred share-based compensation	—	—	—	—	—	—	640	—	640	—	640
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(5,844)	—	(5,844)	—	(5,844)
Distributions	—	—	—	—	—	—	—	—	—	(6,606)	(6,606)
Net income	—	—	—	—	—	—	—	190,210	190,210	11,585	201,795
Balance at December 31, 2021	51,151,911	$512	2,000	47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$204,381	$117,797	$64,302
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,744	3,666	3,079
Loss on disposal of property and equipment, net	150	36	10
Share-based compensation expense	3,078	2,097	2,191
Change in fair value of contingent consideration	—	368	4,906
Deferred income taxes, net	(365)	(114)	1,237
Equity in income of unconsolidated entities	(19,713)	(16,654)	(9,809)
Allowances for option deposits and pre-acquisition costs	223	1,513	884
Distributions of income from unconsolidated entities	10,548	10,936	5,084
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,647)	(504)	122
Increase in inventory	(358,270)	(90,345)	(83,970)
(Increase) decrease in earnest money deposits	(3,772)	(9,069)	2,107
Decrease (increase) in other assets	2,054	(3,739)	(2,409)
Increase (decrease) in accounts payable	21,161	(5,523)	3,953
Increase (decrease) in accrued expenses	20,935	15,760	(4,384)
Payment of contingent consideration in excess of acquisition date fair value	(368)	(5,267)	(1,332)
Increase (decrease) in customer and builder deposits	26,479	14,177	(8,024)
Net cash (used in) provided by operating activities	(92,382)	35,135	(22,053)
Cash flows from investing activities:
Investments in unconsolidated entities	(8)	(10,431)	(5,300)
Purchase of property and equipment, net of disposals	(2,025)	(2,903)	(2,579)
Net cash used in investing activities	(2,033)	(13,334)	(7,879)
Cash flows from financing activities:
Borrowings from lines of credit	749,800	354,500	224,000
Borrowings from senior unsecured notes	225,000	37,500	75,000
Repayments of lines of credit	(855,800)	(412,500)	(260,000)
Proceeds from notes payable	209	10,714	—
Repayments of notes payable	(2,124)	(8,590)	—
Payments of debt issuance costs	(2,901)	(527)	(1,974)
Payment of contingent consideration	—	—	(514)
Payments of withholding tax on vesting of restricted stock awards	(834)	(592)	(544)
Stock repurchases	—	—	(2,186)
Net proceeds from issuance of preferred stock	47,696	—	—
Contributions from noncontrolling interests	—	400	3,600
Distributions to redeemable noncontrolling interest	(106)	(1,505)	(527)
Distributions to noncontrolling interests	(6,606)	(5,251)	(10,993)
Net cash provided by (used in) financing activities	154,334	(25,851)	25,862
Net increase (decrease) in cash and cash equivalents and restricted cash	59,919	(4,050)	(4,070)
Cash and cash equivalents, beginning of period	19,479	33,269	38,315
Restricted cash, beginning of period	14,156	4,416	3,440
Cash and cash equivalents and restricted cash, beginning of period	$33,635	$37,685	$41,755
Cash and cash equivalents, end of period	78,696	19,479	33,269
Restricted cash, end of period	14,858	14,156	4,416
Cash and cash equivalents and restricted cash, end of period	$93,554	$33,635	$37,685

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$47,288	$20,541	$14,313
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

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, amounts collectible from third-party escrow agents related to closings on land, lots and homes, amounts collectible related to mechanic’s lien contracts, and income tax receivables. As of December 31, 2021 and 2020, all amounts are considered fully collectible and no allowance for doubtful accounts is recorded. Any allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred related to the senior unsecured notes and revolving secured and unsecured credit facilities, including amendments thereto, and reduce the carrying amount of debt on the consolidated balance sheets. These costs are subject to capitalization to inventory over the term of the related debt facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

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

Revenue Recognition

Contracts with Customers

The Company derives revenues from two primary sources: the closing and delivery of homes through our builder operations segments and the closing of lots and land sold to third parties through our land development segment. All of our revenue is from contracts with customers.

Contract Liabilities

The Company requires homebuyers to submit a deposit for home purchases and requires third-party buyers to submit a deposit in connection with land sale or lot option contracts. The non-refundable deposits serve as an incentive for performance under homebuilding and land sale or development contracts. Cash received as customer deposits, if held in escrow, is reflected as restricted cash and as customer and builder deposits on the consolidated balance sheets.

Performance Obligations

The Company’s contracts with homebuyers contain a single performance obligation. The performance obligation is satisfied when homes are completed and control is transferred to the buyer which occurs when legal title has been transferred to the buyer. The Company does not have any variable consideration associated with home sales transactions.

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

The Company does not sell warranties outside of the customary workmanship warranties provided on homes or developed lots at the time of sale. The warranties offered to homebuyers are short term, with the exception of ten-year warranties on structural concerns for homes. As these are assurance-type warranties, there is no separate performance obligation related to warranties provided to homebuyers or homebuilders.

Significant Judgments and Estimates

There are no significant judgments involved in the recognition of residential units revenue. The performance obligation of delivering a completed home is satisfied upon the sale closing when title transfers to the buyer.

There are no significant judgments involved in the recognition of land and lots revenue. The performance obligation of delivering land and lots is satisfied upon the closing of the sale when title transfers to the buyer.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2021, 2020 and 2019 totaled $1.3 million, $2.2 million and $2.1 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2021, 2020 and 2019.

Net Income Attributable to Green Brick Partners, Inc. per Common Share

Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income allocated to common shareholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The Company’s restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per common share using the two-class method.

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

The Company identifies its CODM as three key executives - the Chief Executive Officer, the Chief Financial Officer, and the Chief Operating Officer. In determining the reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types, and production processes.

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

In June 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible
Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, eliminates certain accounting models, and enhances information transparency by improving the disclosures for convertible instruments and earnings-per-share. The Company early adopted the new accounting standard on January 1, 2021 on a modified retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

Intangible assets related to the acquired trade name were recognized in this business combination. The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2021, 2020, and 2019, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.3 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2021 is as follows (in thousands):

2022	$85
2023	85
2024	85
2025	85
2026	85
Total	$425

Goodwill

The Company performed its annual goodwill impairment testing during the fourth quarter of 2021 by first completing a qualitative assessment in accordance with ASC 350. The Company determined that it was not more likely than not that the reporting unit’s estimated fair value was less than its carrying value and, therefore, a quantitative impairment test was unnecessary. The Company did not record any goodwill impairment during the years ended December 31, 2021, 2020 and 2019.

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

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the year ended December 31, 2021 (in thousands):

	Years Ended December 31,
	2021	2020
Redeemable noncontrolling interest, beginning of period	$13,543	$13,611
Net income attributable to redeemable noncontrolling interest partner	2,586	2,377
Distributions of income to redeemable noncontrolling interest partner	(106)	(1,505)
Change in fair value of redeemable noncontrolling interest	5,844	(940)
Redeemable noncontrolling interest, end of period	$21,867	$13,543

3. VARIABLE INTEREST ENTITIES

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

The aggregated carrying amounts of assets and liabilities of TPG following the variable interest model were $162.0 million and $146.6 million, respectively, as of December 31, 2021 and $131.9 million and $125.5 million, respectively, as of December 31, 2020. The noncontrolling interest attributable to the 50% minority interest owned by the Atlanta-based controlled builder was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of the above controlled builder have no recourse against the Company.

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

As of December 31, 2021 and 2020, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2021 and 2020.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2021	December 31, 2020
Homes completed or under construction	$544,258	$356,706
Land and lots - developed and under development	620,129	482,371
Land held for sale	39,356	5,558
Total inventory	$1,203,743	$844,635

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest capitalized at beginning of period	$17,520	$18,596	$14,780
Interest incurred	13,340	9,823	12,140
Interest charged to cost of revenues	(10,910)	(10,899)	(8,324)
Interest capitalized at end of period	$19,950	$17,520	$18,596

Capitalized interest as a percentage of inventory	1.7%	2.1%

As of December 31, 2021, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of December 31, 2021, the Company performed further impairment analysis of the selling communities with indicators of impairment with a combined corresponding carrying value of approximately $0.1 million.

For the year ended December 31, 2021,the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value. For the years ended December 31, 2020 and 2019, the Company recorded a de minimis impairment adjustment and $0.1 million, respectively, to reduce the carrying value of impaired communities to fair value. The recorded impairment adjustments related to real estate inventory in our builder operations segments were included in cost of residential units in our consolidated statements of income.

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2021	December 31, 2020
GB Challenger, LLC	$37,737	$29,488
GBTM Sendera, LLC	9,854	9,846
EJB River Holdings, LLC	6,130	5,296
Green Brick Mortgage, LLC	715	1,207
BHome Mortgage, LLC	1,180	606
Total investment in unconsolidated entities	$55,616	$46,443

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

As of December 31, 2021, the carrying value of the investment in Challenger was $37.7 million, whereas the underlying 49.9% equity in net assets of Challenger was $35.1 million. The $2.6 million difference represents the premium paid for the Company’s equity interest in excess of Challenger’s carrying value. This basis difference primarily relates to the estimated fair value of inventory, as well as the Challenger Homes trade name and capitalized acquisition costs. The amortization of the basis differences related to inventory is recorded as a reduction of equity in income of unconsolidated entities as homes are closed on and delivered to homebuyers. The basis difference related to the trade name is amortized over ten years as a reduction of equity in income of unconsolidated entities.

The Company recognized $14.8 million, $11.9 million, and $8.3 million, related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2021, 2020, and 2019, respectively.

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

EJB River Holdings

In December 2018, EJB River Holdings joint venture was formed by TPG with the purpose to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC (“EJB”) was admitted as a member of EJB River Holdings, which resulted in TPG and EJB each having a 50% ownership interest in EJB River Holdings. The Company determined that the investment in EJB River Holdings should be treated as an unconsolidated investment under the equity method of accounting and included in investments in unconsolidated entities in the Company’s consolidated balance sheets.

In October 2019, EJB River Holdings issued two loans with the total maximum amount of borrowings of $21.9 million to finance its land acquisition and development. Subsequently, a wholly owned subsidiary of the Company provided a limited $2.0 million guarantee in connection with these loans. The approximate term of the guarantee is 35 months. In the event EJB River Holdings defaults on one of the loans, the maximum potential amount of future payments that the Company could be required to make under its limited guarantee is $2.0 million. As of December 31, 2021, the Company has no current liability related to the guarantee obligation as the payment risk of the guarantee has been assessed to be very low.

As of December 31, 2021, the carrying amounts of assets and liabilities of EJB River Holdings were $29.1 million and $16.9 million, respectively. Assets were comprised of real estate inventory and cash, whereas the liabilities were comprised of loans and interest payable. As of December 31, 2021, the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $8.1 million, represented by the sum of the Company’s investment in EJB River Holdings of $6.1 million and the $2.0 million limited guarantee described above.

BHome Mortgage

In May 2020, we established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49% in BHome Mortgage. In May 2020, BHome Mortgage received initial capital contributions of approximately $0.5 million from its two members in accordance with their membership interest.

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

In August 2020, GBTM Sendera received two $9.0 million initial contributions from each of its two members, GBRK Edgewood and TM Sendera. Per the GBTM Sendera company agreement, GRBK Edgewood and TM Sendera share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees. In September 2020, an additional $0.8 million contribution was made each by GRBK Edgewood and TM Sendera. GBTM Sendera began land development during 2021 and is expected to complete its first phase of development in the first quarter of 2022.

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

As of December 31, 2021, the carrying amount of GBTM Sendera net assets was $19.7 million. Assets were comprised of real estate inventory and cash, whereas the liabilities were comprised of accounts payable and notes payable. As of December 31, 2021, the Company’s maximum exposure to loss as a result of its involvement with GBTM Sendera was $9.9 million, represented by the Company’s investment in GBTM Sendera.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

		December 31, 2021	December 31, 2020
Assets:
Cash		$15,903	$12,765
Accounts receivable		4,787	1,815
Bonds and notes receivable		5,772	5,942
Loans held for sale, at fair value		20,734	14,530
Inventory		166,861	122,819
Other assets		7,220	8,377
Total assets		$221,277	$166,248
Liabilities:
Accounts payable		$7,701	$7,171
Accrued expenses and other liabilities		13,992	11,148
Notes payable		95,816	60,642
Total liabilities		$117,509	$78,961
Owners’ equity:
Green Brick		$52,983	$43,451
Others		50,785	43,836
Total owners’ equity		$103,768	$87,287
Total liabilities and owners’ equity		$221,277	$166,248

	Years Ended December 31,
	2021	2020	2019
Revenues	$221,190	$181,724	$166,368
Costs and expenses	181,429	145,525	144,097
Net earnings of unconsolidated entities	$39,761	$36,199	$22,271
Company’s share in net earnings of unconsolidated entities	$19,713	$16,654	$9,809

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2021	2020
GB Challenger, LLC	$14,831	$11,899
Green Brick Mortgage, LLC	2,464	4,727
BHome Mortgage, LLC	1,585	18
EJB River Holdings, LLC	833	(2)
Providence Group Title, LLC	—	12
GBTM Sendera, LLC	—	—
Total net earnings from unconsolidated entities	$19,713	$16,654

During the years ended December 31, 2021, 2020, and 2019, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Model home furnishings and capitalized sales office costs	7,140	7,362
Office furniture and equipment	489	486
Leasehold improvements	2,060	1,996
Computers and equipment	498	724
Vehicles and field trailers	790	561
	10,977	11,129
Less: accumulated depreciation	(8,165)	(7,534)
Total property and equipment, net	$2,812	$3,595

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 totaled $2.7 million, $3.6 million, and $2.9 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. DEBT

The aggregated annual principal payments under the borrowings on lines of credit and senior unsecured notes over the next five years as of December 31, 2021 are (in thousands):

2022	$2,000
2023	—
2024	37,500
2025	37,500
2026	75,000
Thereafter	187,500
Total	$339,500

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Secured Revolving Credit Facility	$2,000	$7,000
Unsecured Revolving Credit Facility	—	101,000
Debt issuance costs, net of amortization	(2,738)	(1,313)
Total borrowings on lines of credit, net	$(738)	$106,687

Secured Revolving Credit Facility

The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 22, 2020, the Company amended the Secured Revolving Credit Facility to reduce the aggregate commitment amount of $75.0 million to $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of December 31, 2021, the maturity date of the Secured Revolving Credit Facility is May 1, 2022. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

As of December 31, 2021, letters of credit outstanding totaling $0.2 million reduced the aggregate maximum commitment amount to $34.8 million.

As of December 31, 2021, outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index, less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 4% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law. As of December 31, 2021, the interest rate on outstanding borrowings under the Secured Revolving Credit Facility was 4.00% per annum.

The Secured Revolving Credit Facility is subject to a borrowing base limitation equal to the sum of 50% of the total value of land and 65% of the total value of lots owned by certain of the Company’s subsidiaries, each as determined by an independent appraiser, with the value of land being restricted from being more than 65% of the borrowing base. The amended Secured Revolving Credit Facility is also subject to a non-usage fee equal to 0.25% of the average unfunded amount of the commitment amount over a trailing 12 month period.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2021.

De minimis fees and other debt issuance costs were incurred during each of the years ended December 31, 2021, 2020 and 2019, associated with the Secured Revolving Credit Facility amendments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company subjects these costs to analysis for capitalization to inventory over the term of the Secured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Unsecured Revolving Credit Facility

The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility provides for maximum aggregate lending commitments of up to $325.0 million of which the Company has secured outstanding commitments of $300.0 million. On December 10, 2021, the Company amended the Unsecured Revolving Credit Facility to increase the aggregate commitment amount from $275.0 million to $300.0 million. As amended, the Unsecured Revolving Credit Facility’s lender group is comprised of eight banks including Flagstar Bank, Veritex Community Bank, Huntington National Bank, Texas Capital Bank, Goldman Sachs Bank USA, BancorpSouth Bank, Woodforest National Banks, and MidFirst Bank. The termination date with respect to commitments under the Unsecured Revolving Credit Facility is December 14, 2024 for $300.0 million.

The Unsecured Revolving Credit Facility provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Citibank’s base rate, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears on a monthly basis. As of December 31, 2021, there were no outstanding borrowings under the Unsecured Revolving Credit Facility.

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

Fees and other debt issuance costs of $2.8 million, $0.5 million and $0.3 million were incurred during the years ended December 31, 2021, 2020 and 2019, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The

Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2021.

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

On December 28, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $100.0 million aggregate principal amount of senior unsecured notes (the “2029 Notes”) due on December 28, 2029 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $99.6 million and incurred debt issuance costs of approximately $0.4 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2029 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 29, 2029. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing on March 28, 2022.

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2021. The senior unsecured notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. The senior unsecured notes will rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

8. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2021, there were 51,151,911 shares of common stock issued and 50,759,972 outstanding.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (the “Board”) has the authority, subject to any limitations imposed by law or NYSE rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers (if any), the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series.

On December 23, 2021, the Company issued 2,000 shares of 5.75% Series A Cumulative Perpetual Preferred Stock for $50.0 million. The Company will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board Of Directors, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears, beginning on or about March 15, 2022.

The Company will have the option to redeem the shares, in whole or in part, at a redemption price equal to $25,000 per share on or after December 23, 2026, which is the fifth anniversary of the date of issuance of the Series A Preferred Stock, or upon change of control. Unless the Company decides to exercise the redemption option, upon the occurrence of a change of control, preferred shareholders will have the right to convert some or all of the Series A Preferred Stock into a number of shares of the Company’s common stock equal to the lesser of (i) the quotient obtained by dividing (A) the sum of (x) the liquidation preference to be converted, plus (y) the amount per such share equal to any accrued and unpaid dividends, by (B) the common stock price, and (ii) 1.7059.

The Company incurred $2.3 million in fees and expenses in connection with this transaction that reduced the amount of equity on our consolidated balance sheet.

The table below presents a summary of the perpetual preferred stock outstanding at December 31, 2021.

Series	Description	Initial date of issuance	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Redemption Period
Series A(1)	5.75% Cumulative Perpetual	December 2021	2,000	$25	$50,000	5.75%	n/a
(1) Ownership is held in the form of Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

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

The 2018 Share Repurchase Program expired on October 3, 2020.

2021 Share Repurchase Program
On March 1, 2021, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million stock repurchase program (the “Repurchase Plan”). The Repurchase Plan authorizes the Company to purchase from time to time on or prior to December 31, 2022, up to $50.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The Repurchase Plan may be modified or terminated by our Board at any time in its sole discretion. No shares were repurchased during the year ended December 31, 2021.

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

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 540 employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2014 Equity Plan.

If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2.0 million. As of December 31, 2021, 1,384,741 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2021, 2020 and 2019 the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Executive Officers (“EOs”) and non-employee members of the Board. The RSAs granted to EOs were 100% vested and non-forfeitable on the grant date. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the Board will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2022 Annual Meeting of Stockholders. The fair value of the RSAs granted to EOs and non-employee members of the Board were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company withheld 41,318; 75,708, and 59,116; shares, respectively, of common stock from EOs, at a total cost of $0.8 million, $0.6 million, and $0.5 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the RSAs.

Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new restricted stock award plan. This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred $0.1 million compensation expense related to these awards during the year ended December 31, 2021.

A summary of share-based awards activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2018	34	$12.00
Granted	219	$9.14
Vested	(194)	$9.67
Forfeited	—	$—
Nonvested, December 31, 2019	59	$9.05
Granted	250	$8.63
Vested	(264)	$8.10
Forfeited	—	$—
Nonvested, December 31, 2020	45	$12.33
Granted	139	$22.10
Vested	(156)	$19.09
Forfeited	—	$—
Nonvested, December 31, 2021	28	$23.21

Stock Options
Stock options granted to date were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2021 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expire 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5 years year service period. All of the stock options outstanding as of December 31, 2021 are vested. We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2021, 2020 and 2019.

A summary of stock option activity during the year ended December 31, 2021 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2020	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2021	500	$7.49	2.82	$11,420
Options exercisable, December 31, 2021	500	$7.49	2.82	$11,420

Share-Based Compensation Expense
Share-based compensation expense was $3.1 million, $2.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Recognized tax benefit related to share-based compensation expense was $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.3 million which is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of RSAs vested during the years ended December 31, 2021, 2020 and 2019 was $3.0 million, $2.1 million and $1.9 million, respectively.

As of December 31, 2021, there was no remaining unamortized share-based compensation expense related to stock options.

10. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2021		2020		2019
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$938,052	$66,613	$644,976	$43,788	$396,900	$31,080
Southeast	371,635	26,576	285,200	2,057	362,930	750
Total revenues	$1,309,687	$93,189	$930,176	$45,845	$759,830	$31,830

Type of Customer
Homebuyers	$1,309,687	$—	$930,176	$—	$759,830	$185
Homebuilders and Multi-family Developers	—	93,189	—	45,845	—	31,645
Total revenues	$1,309,687	$93,189	$930,176	$45,845	$759,830	$31,830

Product Type
Residential units	$1,309,687	$—	$930,176	$—	$759,830	$—
Land and lots	—	93,189	—	45,845	—	31,830
Total revenues	$1,309,687	$93,189	$930,176	$45,845	$759,830	$31,830

Timing of Revenue Recognition
Transferred at a point in time	$1,305,620	$93,189	$923,901	$45,845	$752,273	$31,830
Transferred over time	4,067	—	6,275	—	7,557	—
Total revenues	$1,309,687	$93,189	$930,176	$45,845	$759,830	$31,830

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2021	December 31, 2020
Customer and builder deposits	$64,610	$38,131

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Type of Customer
Homebuyers	$29,313	$14,149
Homebuilders and Multi-Family Developers	2,126	5,929
Total deposits recognized as revenue	$31,439	$20,078

Performance Obligations
There was no revenue recognized during the years ended December 31, 2021, 2020 and 2019 from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $8.9 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

2022	$6,095
2023	2,784
Total	$8,879

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

Green Brick Title, LLC (“Green Brick Title”), Green Brick Mortgage, and BHome Mortgage operations are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

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

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenues: (1)
Builder operations
Central	$940,021	$645,475	$396,900
Southeast	398,211	287,257	363,680
Total builder operations	1,338,232	932,732	760,580
Land development	64,644	43,289	31,080
Total revenues	$1,402,876	$976,021	$791,660

Gross profit:
Builder operations
Central	$271,799	$172,341	$88,480
Southeast	110,181	77,121	92,088
Total builder operations	381,980	249,462	180,568
Land development	9,385	10,877	8,050
Corporate, other and unallocated (2)	(29,306)	(25,735)	(19,536)
Total gross profit	$362,059	$234,604	$169,082

Interest expense: (3)
Builder operations
Central	$—	$—	$24,072
Southeast	15,719	15,635	15,686
Total builder operations	15,719	15,635	39,758
Corporate, other and unallocated	(15,719)	(15,635)	(39,758)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$178,760	$99,624	$34,801
Southeast	69,606	41,061	46,268
Total builder operations	248,366	140,685	81,069
Land development	8,767	9,512	13,469
Corporate, other and unallocated (4)	(147)	(7,384)	(10,209)
Income before income taxes	$256,986	$142,813	$84,329

(in thousands)	December 31, 2021	December 31, 2020
Inventory:
Builder operations
Central	$460,796	$421,477
Southeast	258,759	183,623
Total builder operations	719,555	605,100
Land development	449,654	213,555
Corporate, other and unallocated (5)	34,534	25,980
Total inventory	$1,203,743	$844,635

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2021, 2020 and 2019 were $28.5 million, $2.6 million and $0.8 million, respectively.
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

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current income tax expense (benefit):
Federal	$47,688	$20,968	$15,980
State	5,282	4,162	2,810
Total current income tax expense	52,970	25,130	18,790
Deferred income tax expense (benefit):
Federal	(604)	(354)	774
State	239	240	463
Total deferred income tax expense	(365)	(114)	1,237
Total income tax expense	$52,605	$25,016	$20,027

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21% for each of the years ended December 31, 2021, 2020 and 2019, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Tax on pre-tax book income (before reduction of noncontrolling interests)	$53,967	$29,991	$17,709
Tax effect of non-controlled earnings	(2,976)	(862)	(1,252)
State income tax expense, net of federal benefit	4,425	3,606	2,706
Adjustments to deferred tax assets related to state net operating losses	—	—	1,063
Change in valuation allowance	—	—	(1,063)
Tax credits	(3,629)	(8,088)	—
Other	818	369	864
Total income tax expense	$52,605	$25,016	$20,027
Effective income tax rate	20.5%	17.5%	23.7%

The change in the effective tax rate for year ended December 31, 2021 relates primarily to the impact of projected noncontrolling interest for the year and a tax benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit through December 31, 2021.

Deferred Income Taxes

The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Basis in partnerships	$6,867	$8,163
Accrued expenses	4,404	2,979
Inventory	2,956	2,585
Change in fair value of contingent consideration	1,240	1,385
Lease liabilities - operating leases	1,078	601
Stock-based compensation	404	392
Other	218	349
Deferred tax assets, gross	17,167	16,454
Valuation allowance	—	—
Deferred tax assets, net	$17,167	$16,454

Deferred tax liabilities:
Right-of-use assets - operating leases	$(1,060)	$(581)
Prepaid insurance	(97)	(372)
Other	(269)	(125)
Deferred tax liabilities	$(1,426)	$(1,078)
Total deferred income tax assets, net	$15,741	$15,376

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2021.

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2021, 2020, and 2019. There were no accrued liabilities related to uncertain tax positions as of December 31, 2021 and 2020, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2018 and subsequent tax years. Due to the carryover of the federal net operating losses for years 2011 and forward, income tax returns going back to the 2011 tax year are subject to adjustment.

The Colorado and Minnesota statutes of limitations remain open for our 2017 and subsequent tax years. The Nebraska statute of limitations remains open for our 2018 and subsequent tax years.

The Company’s subsidiaries file returns in Texas, Georgia and Florida and Colorado.

The Texas statute of limitations remains open for the 2017 and subsequent tax years. Any Texas adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia statute of limitations remains open for the 2018 and subsequent tax years. Any Georgia adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Florida statute of limitations will remain open for the 2018 and subsequent tax years. Any Florida adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

13. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $1.0 million, $0.9 million and $0.8 million of matching contributions to the 401(k) plan during the years ended December 31, 2021, 2020 and 2019.

14. EARNINGS PER COMMON SHARE

The Company’s restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income allocated to common shareholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019

Net income attributable to Green Brick Partners, Inc.	$190,210	$113,693	$58,656
Cumulative preferred stock dividends	(71)	—	—
Net income applicable to common shareholders	190,139	113,693	58,656

Weighted-average number of common shares outstanding - basic	50,700	50,568	50,530
Basic net income attributable to Green Brick Partners, Inc. per common share	$3.75	$2.25	$1.16

Weighted-average number of common shares outstanding - basic	50,700	50,568	50,530
Dilutive effect of stock options and restricted stock awards	360	227	106
Weighted-average number of common shares outstanding - diluted	51,060	50,795	50,636
Diluted net income attributable to Green Brick Partners, Inc. per common share	$3.72	$2.24	$1.16

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2021	2020	2019
Antidilutive options to purchase common stock and restricted stock awards	—	10	14

15. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, notes payable, and contingent consideration liability.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2021 and 2020.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2021 was $352.3 million.

The fair value of the contingent consideration liability related to the GRBK GHO business combination was estimated using an internally developed discounted cash flow analysis. As the measurement of the contingent consideration was based primarily on significant inputs not observable in the market, it represents a level 3 measurement.

Key inputs in measuring the fair value of the contingent consideration liability were management’s projections of GRBK GHO’s net income and debt, and the annual discount rate of 16.5% that reflected the risk associated with achieving the milestones of the contingent consideration payments.

The reconciliation of the beginning and ending balances for level 3 measurements is as follows (in thousands):

	Carrying Value	Estimated Fair Value
Contingent consideration liability, balance as of December 31, 2020	$368	$368
Payment of contingent consideration in excess of acquisition date fair value	(368)	(368)
Change in fair value of contingent consideration	—	—
Contingent consideration liability, balance as of December 31, 2021	$—	$—

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2021 when compared to December 31, 2020.

16. RELATED PARTY TRANSACTIONS

During 2021, 2020 and 2019, the Company had the following related party transactions through the normal course of business.

Corporate Officers

Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Following a series of transactions described in Note 3, effective December 31, 2019, Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. During the years ended December 31, 2021, 2020 and 2019, Trevor Brickman made cash contributions to Centre Living of $0.0 million, $0.4 million, and $3.6 million, respectively.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2021, 2020, and 2019, GRBK GHO incurred lease costs of $0.2 million, $0.1 million, and $0.1 million in each period, under such lease agreements. As of December 31, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2021, 2020, and 2019, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2021, no amounts were due to the title company affiliate.

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2021 and 2020, letters of credit and performance bonds outstanding were $1.7 million and $9.8 million respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Warranty accrual, beginning of period	$6,407	$3,840
Warranties issued	6,174	4,553
Changes in liability for existing warranties	(357)	(26)
Settlements	(2,846)	(1,960)
Warranty accrual, end of period	$9,378	$6,407

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $1.4 million, $1.3 million, and $1.3 million for these leases for the years ended December 31, 2021, 2020, and 2019, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For each of the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million, respectively.
As of December 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.8 years and 4.12%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2021 are presented below (in thousands):

2022	$1,538
2023	1,306
2024	507
2025	517
2026	504
Thereafter	$864
Total future lease payments	$5,236
Less: Interest	$491
Present value of lease liabilities	$4,745

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $0.7 million, $0.4 million, and $0.4 million for each of the years ended December 31, 2021, 2020, and 2019, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

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

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to Green Brick’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Green Brick’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

RSM US LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Dallas, Texas
March 1, 2022

ITEM 9B. OTHER INFORMATION

On February 9, 2022, the Company entered into the Eighth Amendment to its Credit Agreement with Inwood National Bank. Pursuant to the Eight Amendment, the Credit Agreement was amended to extend the maturity date of the Credit Agreement to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the Credit Agreement, as amended, remained unchanged.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the proxy statement for our 2022 annual meeting of shareholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Part III, Item 11, is incorporated herein by reference to our Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12, is incorporated herein by reference to our Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2021:

Equity Compensation Plan Information
As of December 31, 2021
(in thousands, except exercise price)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Exercise Price	Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Omnibus Equity Incentive Plan	527,696	$7.49 (1)	857,045
Equity compensation plans not approved by security holders	—		—
Total	527,696		857,045

(1)Does not include 27,696 restricted stock awards as they do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13, is incorporated herein by reference to our Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14, is incorporated herein by reference to our Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

(3) Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2014).
3.2	Amended and Restated Bylaws of Green Brick Partners, Inc., effective as of January 27, 2022, (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed January 27, 2022).
3.3
Certificate of Designation of 5.75% Series A Cumulative Perpetual Preferred Stock of Green Brick Partners, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 23, 2021.

4.1	Specimen Common Stock Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed October 31, 2014).
4.2	Description of Capital Stock
4.3
Deposit Agreement, dated December 23, 2021 among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 23, 2021).

4.4	Form of Depositary Receipt (attached to the Depositary Agreement in Exhibit 4.3)
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

10.7†
Amended and Restated Employment Agreement, dated as of July 28 2021, between the Company and Richard A. Costello (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021).

10.8†
Employment Agreement, dated as of September 10, 2020, between the Company and Jed Dolson (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

10.10
Second Amendment to the Credit Agreement, dated as of December 1, 2016, by and among Green Brick Partners, Inc., the lenders named therein, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016).

Number	Exhibit Description
10.10.1
Third Amendment to the Credit Agreement, dated as of September 1, 2017, by and among Green Brick Partners, Inc., the lenders named therein, Flagstar Bank, FSB, as successor administrative agent, and Citibank, N.A., as existing administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2017).

10.10.2
Fourth Amendment to the Credit Agreement, dated as of December 1, 2017, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2017).

10.10.3
Fifth Amendment to the Credit Agreement, dated as of November 2, 2018, by and among Green Brick Partners, Inc., the lenders named therein, Flagstar Bank, FSB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018).

10.10.4
Seventh Amendment to the Credit Agreement, dated December 22, 2020, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as administrative agent (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed December 30, 2020).

10.10.5
Eight Amendment to the Credit Agreement, dated as of July 28, 2021, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as agent (incorporated by reference to the Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 3,2021).

10.10.6
Ninth Amendment to the Credit Agreement, dated December 10, 2021, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, FSB, as administrative agent (incorporated by reference to the Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.36†*	Form of Stock Bonus Award Agreement
10.37†	Form of Other Stock-Based Award Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.38†	Form of Performance Compensation Award Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.39	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.40	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
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

10.49
Note Purchase Agreement, dated December 28, 2021, by and among Green Brick Partners, Inc. and the several purchasers named therein. (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed January 3, 2022).

10.50
Guaranty Agreement, dated as of December 28, 2021, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed January 3, 2022).

21*	List of Subsidiaries of the Company.

Number	Exhibit Description
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Richard A. Costello

/s/ Elizabeth K. Blake	Director	March 1, 2022
Elizabeth K. Blake

/s/ Harry Brandler	Director	March 1, 2022
Harry Brandler

/s/ David Einhorn	Chairman of the Board	March 1, 2022
David Einhorn

/s/ John R. Farris	Director	March 1, 2022
John R. Farris

/s/ Kathleen Olsen	Director	March 1, 2022
Kathleen Olsen

/s/ Richard S. Press	Director	March 1, 2022
Richard S. Press