Form 10-Q
period 2022-03-31
Green Brick Partners, Inc.
filed 2022-05-03
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of April 29, 2022 was 48,429,623.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$66,083	$78,696
Restricted cash	14,152	14,858
Receivables	7,050	6,871
Inventory	1,327,509	1,203,743
Investments in unconsolidated entities	58,127	55,616
Right-of-use assets - operating leases	4,215	4,596
Property and equipment, net	2,617	2,812
Earnest money deposits	24,744	26,008
Deferred income tax assets, net	15,741	15,741
Intangible assets, net	516	537
Goodwill	680	680
Other assets	7,223	11,709
Total assets	$1,528,657	$1,421,867
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$56,899	$45,682
Accrued expenses	89,558	61,351
Customer and builder deposits	63,618	64,610
Lease liabilities - operating leases	4,415	4,745
Borrowings on lines of credit, net	19,421	(738)
Senior unsecured notes, net	335,538	335,446
Notes payable	14,668	210
Total liabilities	584,117	511,306
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	22,179	21,867
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of March 31, 2022 and December 31 2021, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,245,206 and 51,151,911 issued and 49,660,230 and 50,759,972 outstanding as of March 31, 2022 and December 31, 2021, respectively	512	512
Treasury stock, at cost, 1,584,976 and 391,939 shares as of March 31, 2022 and December 31, 2021, respectively	(28,968)	(3,167)
Additional paid-in capital	292,155	289,641
Retained earnings	600,788	539,866
Total Green Brick Partners, Inc. stockholders’ equity	912,183	874,548
Noncontrolling interests	10,178	14,146
Total equity	922,361	888,694
Total liabilities and equity	$1,528,657	$1,421,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Residential units revenue	$364,661	$217,236
Land and lots revenue	28,955	17,243
Total revenues	393,616	234,479
Cost of residential units	263,430	162,072
Cost of land and lots	21,830	13,418
Total cost of revenues	285,260	175,490
Total gross profit	108,356	58,989
Selling, general and administrative expenses	(34,265)	(29,488)
Equity in income of unconsolidated entities	5,687	3,891
Other income, net	2,855	1,870
Income before income taxes	82,633	35,262
Income tax expense	18,437	7,501
Net income	64,196	27,761
Less: Net income attributable to noncontrolling interests	2,619	1,792
Net income attributable to Green Brick Partners, Inc.	$61,577	$25,969

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.20	$0.51
Diluted	$1.20	$0.51
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	50,586	50,633
Diluted	50,924	50,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended March 31, 2022 and 2021:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,710	1	—	—	—	—	2,751	—	2,752	—	2,752
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Dividends	—	—	—	—	—	—	—	(655)	(655)	—	(655)
Stock repurchases	—	—	—	—	(1,193,037)	(25,801)	—	—	(25,801)	—	(25,801)
Amortization of deferred share-based compensation	—	—	—	—	—	—	280	—	280	—	280
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	557	—	557	—	557
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	61,577	61,577	1,750	63,327
Balance at March 31, 2022	51,245,206	$512	2,000	$47,696	(1,584,976)	$(28,968)	$292,155	$600,788	$912,183	$10,178	$922,361

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	111,675	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	146	—	146	—	146
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(1,829)	—	(1,829)	—	(1,829)
Net income	—	—	—	—	—	25,969	25,969	1,463	27,432
Balance at March 31, 2021	51,124,215	$511	(391,939)	$(3,167)	$293,162	$375,625	$666,131	$10,630	$676,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$64,196	$27,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	625	841
Loss on disposal of property and equipment, net	39	10
Share-based compensation expense	2,923	2,583
Equity in income of unconsolidated entities	(5,687)	(3,891)
Allowances for option deposits and pre-acquisition costs	59	43
Distributions of income from unconsolidated entities	3,176	1,886
Changes in operating assets and liabilities:
Increase in receivables	(179)	(2,337)
Increase in inventory	(123,429)	(76,034)
Decrease (increase) in earnest money deposits	1,265	(1,009)
Decrease (increase) in other assets	4,476	(106)
Increase in accounts payable	11,217	14,479
Increase in accrued expenses	28,317	9,819
(Decrease) increase in customer and builder deposits	(992)	17,942
Net cash used in operating activities	(13,994)	(8,013)
Cash flows from investing activities:
Investments in unconsolidated entities	—	(9)
Purchase of property and equipment, net of disposals	(448)	(740)
Net cash used in investing activities	(448)	(749)
Cash flows from financing activities:
Borrowings from lines of credit	112,000	108,000
Borrowings from senior unsecured notes	—	125,000
Repayments of lines of credit	(92,000)	(211,000)
Proceeds from notes payable	14,472	—
Repayments of notes payable	(14)	(2,006)
Payments of debt issuance costs	(86)	(595)
Payments of withholding tax on vesting of restricted stock awards	(1,075)	(834)
Stock repurchases	(25,801)	—
Dividends paid	(655)	—
Distributions to noncontrolling interests	(5,718)	—
Net cash provided by financing activities	1,123	18,565
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,319)	9,803
Cash and cash equivalents, beginning of period	78,696	19,479
Restricted cash, beginning of period	14,858	14,156
Cash and cash equivalents and restricted cash, beginning of period	93,554	33,635
Cash and cash equivalents, end of period	66,083	28,688
Restricted cash, end of period	14,152	14,750
Cash and cash equivalents and restricted cash, end of period	$80,235	$43,438

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or subsequent periods due to seasonal variations and other factors.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) through Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and has determined that any recently adopted accounting pronouncements did not have a material impact on the Company's condensed consolidated financial statements and all recent accounting pronouncements not yet adopted are not applicable or are not expected to have a material impact on the Company's condensed consolidated financial statements.

2. INVENTORY

A summary of inventory is as follows (in thousands):

	March 31, 2022	December 31, 2021
Homes completed or under construction	$601,504	$544,258
Land and lots - developed and under development	718,411	620,129
Land held for sale	7,594	39,356
Total inventory	$1,327,509	$1,203,743

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest capitalized at beginning of period	$19,950	$17,520
Interest incurred	3,734	2,851
Interest charged to cost of revenues	(2,933)	(1,991)
Interest capitalized at end of period	$20,751	$18,380

Capitalized interest as a percentage of inventory	1.6%	2.0%

As of March 31, 2022, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of March 31, 2022, the Company did not identify any selling communities with indicators of impairment. For the three months ended March 31, 2022 and 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2022	December 31, 2021
GB Challenger, LLC	$39,532	$37,737
GBTM Sendera, LLC	9,854	9,854
EJB River Holdings, LLC	6,868	6,130
BHome Mortgage, LLC	1,041	1,180
Green Brick Mortgage, LLC	832	715
Total investment in unconsolidated entities	$58,127	$55,616

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash	$20,218	$15,903
Accounts receivable	4,609	4,787
Bonds and notes receivable	5,762	5,772
Loans held for sale, at fair value	18,277	20,734
Inventory	167,999	166,861
Other assets	12,375	7,220
Total assets	$229,240	$221,277
Liabilities:
Accounts payable	$12,547	$7,701
Accrued expenses and other liabilities	15,051	13,992
Notes payable	92,617	95,816
Total liabilities	$120,215	$117,509
Owners’ equity:
Green Brick	$55,508	$52,983
Others	53,517	50,785
Total owners’ equity	$109,025	$103,768
Total liabilities and owners’ equity	$229,240	$221,277

	Three Months Ended March 31,
	2022	2021
Revenues	$70,636	$39,721
Costs and expenses	59,197	31,951
Net earnings of unconsolidated entities	$11,439	$7,770
Company’s share in net earnings of unconsolidated entities	$5,687	$3,891

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
GB Challenger, LLC	$4,067	$2,750
EJB River Holdings, LLC	738	(1)
BHome Mortgage, LLC	554	71
Green Brick Mortgage, LLC	328	1,088
GBTM Sendera, LLC	—	(17)
Total net earnings from unconsolidated entities	$5,687	$3,891

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Secured Revolving Credit Facility	$—	$2,000
Unsecured Revolving Credit Facility	22,000	—
Debt issuance costs, net of amortization	(2,579)	(2,738)
Total borrowings on lines of credit, net	$19,421	$(738)

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity from May 1, 2022 to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of March 31, 2022, the maturity date of the Secured Revolving Credit Facility is May 1, 2025.

As of March 31, 2022, there were no letters of credit outstanding and a net available commitment amount of $35.0 million.

The Company incurred $0.1 million in fees and other debt issuance costs associated with the amendment. These costs were deferred and reduce the carrying amount of debt on our condensed consolidated balance sheet.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility provides for maximum aggregate lending commitments of up to $325.0 million of which the Company has secured outstanding commitments of $300.0 million. On December 10, 2021, the Company amended the Unsecured Revolving Credit Facility to increase the aggregate commitment amount from $275.0 million to $300.0 million. The termination date with respect to commitments under the Unsecured Revolving Credit Facility is December 14, 2024.

As of March 31, 2022, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 2.85% per annum.

Senior Unsecured Notes
On August 8, 2019, the Company entered into a Note Purchase Agreement with Prudential Private Capital to issue $75.0 million aggregate principal amount of senior unsecured notes (the “2026 Notes”) due on August 8, 2026 at a fixed rate of 4.00% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $73.3 million and incurred debt issuance costs of approximately $1.7 million that were deferred and reduced the amount of debt on our condensed balance sheet. The Company used the net proceeds from the issuance of the 2026 Notes to repay borrowings under the Company’s existing revolving credit facilities. Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing on November 8, 2019.

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

Notes payable
On February 7, 2022, a subsidiary of the Company entered into a Promissory Note agreement with another homebuilder for $28.8 million in connection with the acquisition of a tract of land in Bastrop County, Texas. The Company agreed to pay $14.4 million per the governing Joint Ownership and Development Agreement. The Promissory Note matures on February 7, 2024 and it carries an annual fixed rate of 0.6%.

5. REDEEMABLE NONCONTROLLING INTEREST

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiaries
The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by our Florida-based partner that is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements.
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$21,867	$13,543
Net income attributable to redeemable noncontrolling interest partner	869	329
Change in fair value of redeemable noncontrolling interest	(557)	1,829
Redeemable noncontrolling interest, end of period	$22,179	$15,701

6. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
On March 1, 2021, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million stock repurchase program (the “Repurchase Plan”). The Repurchase Plan authorizes the Company to purchase from time to time on or prior to December 31, 2022, up to $50.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased can be retired. The Repurchase Plan may be modified or terminated by our Board at any time in its sole discretion.

During the period ended March 31, 2022, the Company completed discrete open market repurchases under the Repurchase Plan of 1,193,037 shares for approximately $25.8 million. As of March 31, 2022, the remaining dollar value of shares that may yet be purchased under the Repurchase Plan was $24.2 million.

2022 Share Repurchase Program
On April 27,2022, the Board approved a new stock repurchase program that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s board at any time in its sole discretion.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at March 31, 2022 and December 31, 2021.

Series	Description	Initial date of issuance	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (in thousands)	Per Annum Dividend Rate	Redemption Period
Series A(1)	5.75% Cumulative Perpetual	December 2021	2,000	$25	$50,000	5.75%	n/a

(1)     Ownership is held in the form of Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

Dividends
According to the terms of the preferred stock offering, the Company will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, on a quarterly basis in arrears. On April 27, 2022, the Board declared a quarterly cash dividend of $0.0359 per depositary share on the Company’s preferred stock. The dividend is payable on June 15, 2022 to shareholders of record as of June 1, 2022.

Preferred share dividends paid totaled $0.7 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the three months ended March 31, 2022, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. The fair value of the SAs granted to EOs was recorded as share-based compensation expense on the grant date. The Company withheld 46,415 shares of common stock from EOs, at a total cost of $1.1 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

2021 Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new Employee Performance Based Restricted Stock Awards Plan (the “PBRS Award Plan”). This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis share-based compensation expense and compensation expense related to these awards during the three months ended March 31, 2022 and 2021, respectively.

2022 Employee Stock Awards
On March 1, 2022, the Company’s Board of Directors approved the issuance of restricted stock awards for eligible employees in accordance with the PBRS Award Plan. The Company incurred de minimis compensation expense related to these awards during the three months ended March 31, 2022.

A summary of share-based awards activity during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2021	28	$23.21
Granted	140	$22.08
Vested	(126)	$21.94
Forfeited	—	$—
Nonvested, March 31, 2022	42	$23.23

Stock Options
A summary of stock options activity during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2021	500	$7.49
Granted		—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2022	500	$7.49	2.58	$6,135
Options exercisable, March 31, 2022	500	$7.49	2.58	$6,135

Share-Based Compensation Expense
Share-based compensation expense was $2.9 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. Recognized tax benefit related to share-based compensation expense was $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated total remaining unamortized share-based compensation expense related to unvested Restricted Stock Awards (“RSAs”), net of forfeitures, was $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$261,698	$28,861	$157,378	$8,417
Southeast	102,963	94	59,858	8,826
Total revenues	$364,661	$28,955	$217,236	$17,243

Type of Customer
Homebuyers	$364,661	$—	$217,236	$—
Homebuilders and Multi-family Developers	—	28,955	—	17,243
Total revenues	$364,661	$28,955	$217,236	$17,243

Product Type
Residential units	$364,661	$—	$217,236	$—
Land and lots	—	28,955	—	17,243
Total revenues	$364,661	$28,955	$217,236	$17,243

Timing of Revenue Recognition
Transferred at a point in time	$363,063	$28,955	$216,134	$17,243
Transferred over time	1,598	—	1,102	—
Total revenues	$364,661	$28,955	$217,236	$17,243

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Customer and builder deposits	$63,618	$64,610

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Type of Customer
Homebuyers	$20,795	$6,616
Homebuilders and Multi-Family Developers	100	1,109
Total deposits recognized as revenue	$20,895	$7,725

Performance Obligations
There was no revenue recognized during the three months ended March 31, 2022 and 2021 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $24.1 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2022	$17,949
2023	6,163
2024	—
Total	$24,112

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues: (1)
Builder operations
Central	$261,698	$158,386
Southeast	103,057	68,684
Total builder operations	364,755	227,070
Land development	28,861	7,409
Total revenues	$393,616	$234,479

Gross profit:
Builder operations
Central	$84,064	$43,889
Southeast	25,776	19,049
Total builder operations	109,840	62,938
Land development	7,414	1,780
Corporate, other and unallocated (2)	(8,898)	(5,729)
Total gross profit	$108,356	$58,989

Income before income taxes:
Builder operations
Central	$59,485	$24,858
Southeast	15,494	10,163
Total builder operations	74,979	35,021
Land development	7,585	1,844
Corporate, other and unallocated (3)	69	(1,603)
Income before income taxes	$82,633	$35,262

	March 31, 2022	December 31, 2021
Inventory:
Builder operations
Central	$489,094	$460,796
Southeast	283,475	258,759
Total builder operations	772,569	719,555
Land development	517,892	449,654
Corporate, other and unallocated (4)	37,048	34,534
Total inventory	$1,327,509	$1,203,743

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three months ended March 31, 2022 were $0.1 million, compared to $9.8 million for the three months ended March 31, 2021.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated income (loss) before income taxes includes results from Green Brick Title, LLC, C Brick Insurance, LLC, and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.
(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

10. INCOME TAXES

The Company’s income tax expense for the three months ended March 31, 2022 was $18.4 million, compared to $7.5 million in the three months ended March 31, 2021. The effective tax rate was 22.3% for the three months ended March 31, 2022, compared to 21.3% in the comparable prior year period. The change in the effective tax rate for the three months ended March 31, 2022 relates primarily to the increase in book income offset by a decrease in the tax credit benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit through December 31, 2021. As of March 31, 2022, the credit for energy efficient new homes had not been extended past December 31, 2021.

11. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income applicable to common shareholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributable to Green Brick Partners, Inc.	$61,577	$25,969
Preferred stock dividends paid	(599)	—
Cumulative preferred stock dividends	(120)	—
Net income applicable to common shareholders	60,858	25,969

Weighted-average number of common shares outstanding - basic	50,586	50,633
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.20	$0.51

Weighted-average number of common shares outstanding - basic	50,586	50,633
Dilutive effect of stock options and restricted stock awards	338	360
Weighted-average number of common shares outstanding - diluted	50,924	50,993
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.20	$0.51

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2022	2021
Antidilutive options to purchase common stock and restricted stock awards	29	—

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2022 was $329.1 million. The carrying value of senior unsecured notes as of March 31, 2022 was $337.5 million.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2022.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three months ended March 31, 2022 and 2021, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2022 and December 31, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2022 and 2021, GRBK GHO incurred de minimis fees related to such title closing services. As of March 31, 2022, and December 31, 2021, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2022 and December 31, 2021, letters of credit and performance bonds outstanding were $1.5 million and $1.7 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Warranty accrual, beginning of period	$9,378	$6,407
Warranties issued	1,814	1,100
Changes in liability for existing warranties	295	39
Settlements	(874)	(685)
Warranty accrual, end of period	$10,613	$6,861

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million for the three months ended March 31, 2022, and $0.3 million in the prior year period, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million, for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.7 years and 4.1%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2022 are presented below (in thousands):

Remainder of 2022	$1,158
2023	1,306
2024	507
2025	517
2026	504
Thereafter	864
Total future lease payments	$4,856
Less: Interest	441
Present value of lease liabilities	$4,415
The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) our expectations that we will continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages and significant extensions to our lead time for the delivery of key materials and inputs and the financial impact of such factors on our future financial and operational results; (4) expectations regarding our industry and our business; (5) our land and lot acquisition strategy and its impact on our results; (6) the sufficiency of our capital resources to support our business strategy and to service our debt; (7) the impact of new accounting standards and changes in accounting estimates; (8) expectations about the impact of sales metering and increases in spec homes will have on future financial results; (9) expectations about backlog and cancellation rates on future financial results; (10) our strategy to utilize leverage to invest in our business; (11) seasonal factors and the impact of seasonality in future quarters; (12) our expectations regarding future cash needs and access to additional growth capital; and (13) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) a shortage of labor; (5) an inability to acquire land in our current and new markets at anticipated prices or difficulty in obtaining land-use entitlements; (6) our inability to successfully execute our strategies, including an inability to grow our operations or expand our Trophy brand; (7) a failure to recruit, retain or develop highly skilled and competent employees; (8) government regulation risks; (9) a lack of availability or volatility of mortgage financing or a rise in interest rates; (10) severe weather events or natural disasters; (11) difficulty in obtaining sufficient capital to fund our growth; (12) our ability to meet our debt service obligations; (13) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (14) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2021, are provided below:

Three Months Ended March 31, 2022
Home deliveries	Increased by 27.5%
Home closings revenue	Increased by 68.0%
Average sales price of homes delivered	Increased by 31.7%
Net new home orders	Decreased by 44.5%

During the first quarter of 2022, the direct impact of the COVID-19 pandemic and the related actions taken by local and federal governmental agencies in the U.S. has declined. However, we have continued to experience the significantly higher demand for new homes that arose from the pandemic. Throughout the pandemic, we have continued to build, close and sell homes in our markets. The overwhelming expansion of our revenues year over year is primarily attributable to the strong performance of our Trophy brand division, the impact of macroeconomic factors, and an influx of millennial first-time home buyers. Unfortunately, the significant increase in new home demand has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have and expect to continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages, and significant extensions to our lead time for the delivery of key materials and inputs.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	%
Home closings revenue	$363,063	$216,134	$146,929	68.0%
Mechanic’s lien contracts revenue	1,598	1,102	496	45.0%
Residential units revenue	$364,661	$217,236	$147,425	67.9%
New homes delivered	658	516	142	27.5%
Average sales price of homes delivered	$551.8	$418.9	$132.9	31.7%

The $147.4 million increase in residential units revenue was driven by the 31.7% increase in the average sales price of homes delivered and the 27.5% increase in new homes delivered. The increase in new homes delivered was due to a large backlog of homes entering the quarter and an increased number of units under construction entering the quarter. The 31.7% increase in the average sales price of homes delivered for the three months ended March 31, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	%
Net new home orders	601	1,082	(481)	(44.5)%
Cancellation rate	8.0%	6.0%	2.0%	33.3%
Absorption rate per average active selling community per quarter	8.0	11.3	(3.3)	(29.2)%
Average active selling communities	75	96	(21)	(21.9)%
Active selling communities at end of period	76	90	(14)	(15.6)%
Backlog	$866,621	$995,743	$(129,122)	(13.0)%
Backlog (units)	1,423	2,029	(606)	(29.9)%
Average sales price of backlog	$609.0	$490.8	$118.2	24.1%

Net new home orders decreased 44.5% over the prior year period and our absorption rate decreased 29.2% year over year. The decrease in net new home orders was a direct result of pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. Because of rising input costs and strong sales demand, we prefer to delay sales of homes until later in the construction process and increase our level of spec inventory. We believe this will allow us to better protect and capture margin in inflammatory and low demand market. The absorption rate per average active selling community per quarter of 8.0 homes during the three months ended March 31, 2022, exceed the 6.7 net new home orders during the three months March 31, 2020, by 19.4%.

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

Backlog declined by 13.0% for the quarter with a 29.9% drop in backlog units, offset by a 24.1% increase in the average sales price of backlog units. The drop in backlog units is a function of both our ability to close an increased number of homes during the first quarter as well as the continued metering of homes sales as discussed above. The increase in average sales price was attributable to overall price increases driven by high demand and low supply of inventory.

As a further result of the continued metering of sales, increase of units closed, and decrease in backlog units, we have been able to increase spec units under construction from a low of 28.1% of total units under construction in Q1 2021 to 45.0% of total units as of the end of Q1 2022. This level is more in line with our historic range of spec units under construction. We consider this to be a success as holding back homes for sale and selling them later in the construction process gives us a better mix of specs versus pre-sold backlog homes. We believe our higher mix of spec homes will lead to more efficient operations, higher gross margins, and less risk of unmatched construction costs.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 8.0% for the three months ended March 31, 2022, compared to 6.0% for the three months ended March 31, 2021. Our cancellation rate remained in a historically low range of the last seven quarters between 6.0% and 12.3% and below their average of 8.7%. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Home closings revenue	$363,063	100.0%	$216,134	100.0%
Cost of homebuilding units	262,090	72.2%	161,230	74.6%
Homebuilding gross margin	$100,973	27.8%	$54,904	25.4%

Mechanic’s lien contracts revenue	$1,598	100.0%	$1,102	100.0%
Cost of mechanic’s lien contracts	1,340	83.9%	842	76.4%
Mechanic’s lien contracts gross margin	$258	16.1%	$260	23.6%

Residential units revenue	$364,661	100.0%	$217,236	100.0%
Cost of residential units	263,430	72.2%	162,072	74.6%
Residential units gross margin	$101,231	27.8%	$55,164	25.4%

Cost of residential units for the three months ended March 31, 2022 increased by $101.4 million, or 62.5%, compared to the three months ended March 31, 2021, due to the 27.5% increase in the number of new homes delivered, increasing levels of cost input prices, and more expensive homes delivered in the quarter.

Residential units gross margin for the three months ended March 31, 2022 increased to 27.8%, compared to 25.4% for the three months ended March 31, 2021, primarily because of a decrease in sales incentives offered to customers and overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	%
Lots revenue	$1,955	$8,443	$(6,488)	(76.8)%
Land revenue	27,000	$8,800	18,200	206.8%
Land and lots revenue	$28,955	$17,243	$11,712	67.9%
Lots closed	33	79	(46)	(58.2)%
Average sales price of lots closed	$59.2	$106.9	$(47.7)	(44.6)%

Lots revenue decreased by 76.8%, driven by a 58.2% decrease in the number of lots closed and a 44.6% decrease in the average lot price. The number of lots closed decreased as a higher proportion of lots were developed for internal use. The average lot price decreased by 44.6% due to a higher number of entry level lots sold. Land revenue represents a residential tract of land acquired last year that was sold to another builder.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$35,918	$28,160	9.8%	12.4%
Land development	88	39	0.3%	0.5%
Corporate, other and unallocated (income) expense	(1,741)	1,289	—	—
Total selling, general and administrative expenses	$34,265	$29,488	8.7%	12.6%

The 3.9% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.
Builder Operations
The 2.6% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations was primarily attributable to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs, such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development decreased by 0.2% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2022 was income of $1.7 million, compared to expense of $1.3 million for the three months ended March 31, 2021. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $5.7 million, or by 46.2%, for the three months ended March 31, 2022, compared to $3.9 million for the three months ended March 31, 2021. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $2.9 million for the three months ended March 31, 2022, compared to income of $1.9 million for the three months ended March 31, 2021. The change was mainly due to a $0.5 million increase in title closing and settlement services income.

Income Tax Expense
Income tax expense was $18.4 million for the three months ended March 31, 2022 compared to $7.5 million for the three months ended March 31, 2021. The increase was primarily due to higher taxable income. In addition, during the three months ended March 31, 2021, we recognized favorable federal energy tax credits from building energy-efficient homes under a federal program that has not been renewed for 2022.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2022 and December 31, 2021. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	March 31, 2022	December 31, 2021
Lots owned (1)
Central	19,552	17,767
Southeast	2,417	2,472
Total lots owned	21,969	20,239
Lots controlled (1)
Central	3,864	7,321
Southeast	1,159	1,061
Total lots controlled	5,023	8,382
Total lots owned and controlled (1)	26,992	28,621
Percentage of lots owned	81.4%	70.7%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Lots under third party option contracts	2,493	2,740
Land under option for future acquisition and development	768	3,826
Lots under option through unconsolidated development joint ventures	1,762	1,816
Total lots controlled	5,023	8,382

The following table presents additional information on the lots we owned as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Total lots owned	21,969	20,239
Land under option for future acquisition and development	768	3,826
Lots under option through unconsolidated development joint ventures	1,762	1,816
Total lots self-developed	24,499	25,881
Self-developed lots as a percentage of total lots owned and controlled	90.8%	90.4%

Liquidity and Capital Resources Overview
As of March 31, 2022 and December 31, 2021, we had $66.1 million and $78.7 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2022 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements and pay our preferred stock dividend. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 28.8% as of March 31, 2022. In addition, as of March 31, 2022, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 25.0%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of March 31, 2022:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$369,627	$(66,083)	$303,544
Total Green Brick Partners, Inc. stockholders’ equity	912,183	—	912,183
Total capitalization	$1,281,810	$(66,083)	$1,215,727

Debt to total capitalization ratio	28.8%
Net debt to total capitalization ratio			25.0%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the three months ended March 31, 2022.

Debt Instruments
Secured Revolving Credit Facility – As of March 31, 2022, we had no amounts outstanding under our Secured Revolving Credit facility, down from $2.0 million as of December 31, 2021. Borrowings on the Secured Revolving Credit facility have a maturity date of May 1, 2025 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate.

Unsecured Revolving Credit Facility – As of March 31, 2022, our $300.0 million Unsecured Revolving Credit Facility had a $22.0 million balance, an increase from no outstanding amounts as of December 31, 2021. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of March 31, 2022, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 2.85% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $300.0 million through December 14, 2024. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide up to an aggregate of $325.0 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Senior Unsecured Notes - As of March 31, 2022, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $335.5 million as of March 31, 2022 up from $335.4 million as of December 31, 2021.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2022. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of March 31, 2022, our interest coverage on a last 12 months’ basis was 21.36 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $563.7 million and, as of March 31, 2022, we had $911.0 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of March 31, 2022, we had a rolling average ratio of 30.3%.

As of March 31, 2022, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity Issuances
On December 22, 2021, we issued 2,000,000 Depositary Shares, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for gross proceeds of $50.0 million. We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the quarter ended March 31, 2022, we paid dividends of $0.7 million on the Series A Preferred Stock. Subsequent to quarter end, our Board declared a dividend of $0.0359 per Series A Depositary Share (for an aggregate of $0.7 million), which will cover the period from, and including, March 15, 2022 through, but not including June 15, 2022 payable on June 15, 2022 to holders of record as of June 1, 2022

Cash Flows
The following summarizes our primary sources and uses of cash during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

•Operating activities. Net cash used by operating activities for the three months ended March 31, 2022 was $14.0 million, compared to $8.0 million during the three months ended March 31, 2021. The net cash outflows for the three months ended March 31, 2022 were primarily driven by an increase in inventory of $123.4 million, partially offset by $65.3 million of cash generated from business operations and the deferral of expense payments through a $28.3 million increase in accrued expenses.

•Investing activities. Net cash used in investing activities for the three months ended March 31, 2022 decreased to $0.4 million, compared to $0.7 million for the three months ended March 31, 2021.

•Financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $1.1 million, compared to $18.6 million during the three months ended March 31, 2021. The cash inflows for the three months ended March 31, 2022 were primarily from our net borrowings from lines of credit of $20.0 million and proceeds from notes payable of $14.5 million, partially offset by stock repurchases of $25.8 million and distributions to noncontrolling interests of $5.7 million

Off-Balance Sheet Arrangements and Contractual Obligations

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

As of March 31, 2022, the Company had earnest money deposits of $26.5 million at risk associated with contracts to purchase 3,905 lots past feasibility studies with an aggregate purchase price of approximately $264.8 million.

Guarantee
Refer to Note 5 in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for details of our guarantee in relation to our joint venture with EJB River Holdings, LLC.

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

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	—	—	—	$—
March 1 - March 31, 2022	1,193,037	21.60	1,193,037	$24,199,000
Total	1,193,037	$21.60	1,193,037	$24,199,000

ITEM 6. EXHIBITS

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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

Date:    May 3, 2022