Form 10-Q
period 2022-06-30
Green Brick Partners, Inc.
filed 2022-08-03
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Large accelerated filer ☒    Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of July 29, 2022 was 46,038,556.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$66,765	$77,166
Restricted cash	22,889	16,388
Receivables	6,828	6,871
Inventory	1,369,200	1,203,743
Investments in unconsolidated entities	64,077	55,616
Right-of-use assets - operating leases	4,213	4,596
Property and equipment, net	2,761	2,812
Earnest money deposits	24,702	26,008
Deferred income tax assets, net	15,741	15,741
Intangible assets, net	494	537
Goodwill	680	680
Other assets	9,924	11,709
Total assets	$1,588,274	$1,421,867
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$60,229	$45,682
Accrued expenses	95,615	61,351
Customer and builder deposits	57,624	64,610
Lease liabilities - operating leases	4,362	4,745
Borrowings on lines of credit, net	34,662	(738)
Senior unsecured notes, net	335,633	335,446
Notes payable	14,653	210
Total liabilities	602,778	511,306
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	22,001	21,867
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 51,275,158 and 51,151,911 issued and 46,471,006 and 50,759,972 outstanding as of June 30, 2022 and December 31, 2021, respectively	513	512
Treasury stock, at cost, 4,804,152 and 391,939 shares as of June 30, 2022 and December 31, 2021, respectively	(95,479)	(3,167)
Additional paid-in capital	293,336	289,641
Retained earnings	701,325	539,866
Total Green Brick Partners, Inc. stockholders’ equity	947,391	874,548
Noncontrolling interests	16,104	14,146
Total equity	963,495	888,694
Total liabilities and equity	$1,588,274	$1,421,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Residential units revenue	$512,515	$333,500	$877,176	$550,736
Land and lots revenue	12,629	40,306	41,584	57,549
Total revenues	525,144	373,806	918,760	608,285
Cost of residential units	347,142	244,165	610,572	406,237
Cost of land and lots	9,106	28,665	30,936	42,083
Total cost of revenues	356,248	272,830	641,508	448,320
Total gross profit	168,896	100,976	277,252	159,965
Selling, general and administrative expenses	(41,798)	(33,985)	(76,063)	(63,473)
Equity in income of unconsolidated entities	8,523	4,593	14,210	8,484
Other income, net	2,661	2,393	5,516	4,263
Income before income taxes	138,282	73,977	220,915	109,239
Income tax expense	30,278	15,694	48,715	23,195
Net income	108,004	58,283	172,200	86,044
Less: Net income attributable to noncontrolling interests	6,748	6,020	9,367	7,812
Net income attributable to Green Brick Partners, Inc.	$101,256	$52,263	$162,833	$78,232

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$2.09	$1.03	$3.27	$1.54
Diluted	$2.08	$1.02	$3.25	$1.53
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	48,046	50,701	49,309	50,667
Diluted	48,384	51,064	49,639	51,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended June 30, 2022 and 2021:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	51,245,206	$512	2,000	$47,696	(1,584,976)	$(28,968)	$292,155	$600,788	$912,183	$10,178	$922,361
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	29,952	1	—	—	—	—	1	—	2	—	2
Dividends	—	—	—	—	—	—	—	(719)	(719)		(719)
Stock repurchases	—	—	—	—	(3,219,176)	(66,511)	—	—	(66,511)	—	(66,511)
Amortization of deferred share-based compensation	—	—	—	—	—	—	180	—	180	—	180
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	1,000	—	1,000	—	1,000
Net income	—	—	—	—	—	—	—	101,256	101,256	5,926	107,182
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	51,124,215	$511	(391,939)	$(3,167)	$293,162	$375,625	$666,131	$10,630	$676,761
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	27,696	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	173	—	173	—	173
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(1,178)	—	(1,178)	—	(1,178)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	52,263	52,263	5,278	57,541
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the six months ended June 30, 2022 and 2021:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	169,662	2	—	—	—	—	2,752	—	2,754	—	2,754
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Dividends	—	—	—	—	—	—	—	(1,374)	(1,374)	—	(1,374)
Amortization of deferred share-based compensation	—	—	—	—	—	—	460	—	460	—	460
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	1,557	—	1,557	—	1,557
Stock repurchases	—	—	—	—	(4,412,213)	(92,312)	—	—	(92,312)	—	(92,312)
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	162,833	162,833	7,676	170,509
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	319	—	319	—	319
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(3,007)	—	(3,007)	—	(3,007)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	78,232	78,232	6,741	84,973
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$172,200	$86,044
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization expense	1,125	1,394
Loss on disposal of property and equipment, net	39	12
Share-based compensation expense	3,117	2,756
Equity in income of unconsolidated entities	(14,210)	(8,484)
Allowances for option deposits and pre-acquisition costs	174	43
Distributions of income from unconsolidated entities	6,876	4,593
Changes in operating assets and liabilities:
Decrease (increase) in receivables	43	(1,783)
Increase in inventory	(164,784)	(261,156)
Decrease in earnest money deposits	1,306	2,078
Decrease (increase) in other assets	1,613	(7,649)
Increase in accounts payable	14,547	21,240
Increase in accrued expenses	34,360	17,009
Payment of contingent consideration in excess of acquisition date fair value	—	(368)
(Decrease) increase in customer and builder deposits	(6,986)	25,568
Net cash provided by (used in) operating activities	49,420	(118,703)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,127)	(8)
Purchase of property and equipment	(1,072)	(1,479)
Net cash used in investing activities	(2,199)	(1,487)
Cash flows from financing activities:
Borrowings from lines of credit	222,000	342,000
Borrowings from senior unsecured notes	—	125,000
Repayments of lines of credit	(187,000)	(318,000)
Proceeds from notes payable	14,472	127
Repayments of notes payable	(28)	(2,018)
Payments of debt issuance costs	(86)	(893)
Payments of withholding tax on vesting of restricted stock awards	(1,075)	(834)
Stock repurchases	(92,312)	—
Dividends paid	(1,374)	—
Distributions to redeemable noncontrolling interest	—	(106)
Distributions to noncontrolling interests	(5,718)	(1,606)
Net cash (used in) provided by financing activities	(51,121)	143,670
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,900)	23,480
Cash and cash equivalents, beginning of period	77,166	19,479
Restricted cash, beginning of period	16,388	14,156
Cash and cash equivalents and restricted cash, beginning of period	93,554	33,635
Cash and cash equivalents, end of period	66,765	33,517
Restricted cash, end of period	22,889	23,598
Cash and cash equivalents and restricted cash, end of period	$89,654	$57,115

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$39,249	$32,463

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or subsequent periods due to seasonal variations and other factors.

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

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB through Accounting Standards Updates (“ASU”) to the FASB ASC. The Company considers the applicability and impact of all ASUs and has determined that any recently adopted accounting pronouncements did not have a material impact on the Company's condensed consolidated financial statements and all recent accounting pronouncements not yet adopted are not applicable or are not expected to have a material impact on the Company's condensed consolidated financial statements.

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2022	December 31, 2021
Homes completed or under construction	$628,482	$544,258
Land and lots - developed and under development	728,342	620,129
Land held for sale	12,376	39,356
Total inventory	$1,369,200	$1,203,743

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest capitalized at beginning of period	$20,751	$18,380	$19,950	$17,520
Interest incurred	4,045	3,250	7,779	6,101
Interest charged to cost of revenues	(4,376)	(2,670)	(7,309)	(4,661)
Interest capitalized at end of period	$20,420	$18,960	$20,420	$18,960

Capitalized interest as a percentage of inventory	1.5%	1.7%

As of June 30, 2022, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of June 30, 2022, the Company did not identify any selling communities with indicators of impairment.

For the three and six months ended June 30, 2022 and 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2022	December 31, 2021
GB Challenger, LLC	$43,599	$37,737
GBTM Sendera, LLC	10,981	9,854
EJB River Holdings, LLC	7,514	6,130
BHome Mortgage, LLC	966	1,180
Green Brick Mortgage, LLC	1,017	715
Total investment in unconsolidated entities	$64,077	$55,616

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash	$24,964	$15,903
Accounts receivable	4,475	4,787
Bonds and notes receivable	5,772	5,772
Loans held for sale, at fair value	30,884	20,734
Inventory	171,307	166,861
Other assets	18,198	7,220
Total assets	$255,600	$221,277
Liabilities:
Accounts payable	$14,037	$7,701
Accrued expenses and other liabilities	21,812	13,992
Notes payable	98,623	95,816
Total liabilities	134,472	117,509
Owners’ equity:
Green Brick	61,472	52,983
Others	59,656	50,785
Total owners’ equity	121,128	103,768
Total liabilities and owners’ equity	$255,600	$221,277

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$85,394	$51,737	$156,030	$91,458
Costs and expenses	68,275	42,492	127,472	74,359
Net earnings of unconsolidated entities	$17,119	$9,245	$28,558	$17,099
Company’s share in net earnings of unconsolidated entities	$8,523	$4,593	$14,210	$8,484

A summary of the Company’s share in net earnings by unconsolidated entity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GB Challenger, LLC	$7,019	$3,225	$11,086	$5,975
EJB River Holdings, LLC	646	473	1,384	472
BHome Mortgage, LLC	356	333	910	404
Green Brick Mortgage, LLC	502	545	830	1,633
GBTM Sendera, LLC	—	17	—	—
Total net earnings from unconsolidated entities	$8,523	$4,593	$14,210	$8,484

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Secured Revolving Credit Facility	$—	$2,000
Unsecured Revolving Credit Facility	37,000	—
Debt issuance costs, net of amortization	(2,338)	(2,738)
Total borrowings on lines of credit, net	$34,662	$(738)

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity from May 1, 2022 to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of June 30, 2022, the maturity date of the Secured Revolving Credit Facility is May 1, 2025.

As of June 30, 2022, there were no letters of credit outstanding under the Secured Revolving Credit Facility and a net available commitment amount of $35.0 million.

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

As of June 30, 2022, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 3.76% to 4.01% per annum.

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

On December 28, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $100.0 million aggregate principal amount of senior unsecured notes (the “2029 Notes”) due on December 28, 2029 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $99.6 million and incurred debt issuance costs of approximately $0.4 million that were deferred and reduced the amount of debt on our condensed consolidated balance sheet. The Company used the net proceeds from the issuance of the 2029 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029. Optional prepayment is allowed with payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears commencing on March 28, 2022.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$22,179	$15,701
Net income attributable to redeemable noncontrolling interest partner	822	742
Distributions of income to redeemable noncontrolling interest partner	—	(106)
Change in fair value of redeemable noncontrolling interest	(1,000)	1,178
Redeemable noncontrolling interest, end of period	$22,001	$17,515

	Six Months Ended June 30,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$21,867	$13,543
Net income attributable to redeemable noncontrolling interest partner	1,691	1,071
Distributions of income to redeemable noncontrolling interest partner	—	(106)
Change in fair value of redeemable noncontrolling interest	(1,557)	3,007
Redeemable noncontrolling interest, end of period	$22,001	$17,515

6. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
On March 1, 2021, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program (the “2021 Repurchase Plan”). The 2021 Repurchase Plan authorized the Company to purchase from time to time on or prior to December 31, 2022, up to $50.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased were retired.

During the period ended June 30, 2022, the Company completed discrete open market repurchases under the 2021 Repurchase Plan of 1,230,607 shares for approximately $24.3 million. The Company completed the $50.0 million of repurchases under the 2021 Repurchase Plan on April 29, 2022.

2022 Share Repurchase Program
On April 27, 2022, the Board approved a new stock repurchase program (the “2022 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

During the period ended June 30, 2022, the Company completed discrete open market repurchases under the 2022 Repurchase Plan of 1,988,569 shares for approximately $42.2 million, in addition to the amounts repurchased under the 2021 Repurchase Plan. As of June 30, 2022, the remaining dollar value of shares that may yet be purchased under the 2022 Repurchase Plan was $57.8 million.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at June 30, 2022 and December 31, 2021.

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

Dividends
According to the terms of the preferred stock offering, the Company will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, on a quarterly basis in arrears. On July 28, 2022, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on September 15, 2022 to shareholders of record as of September 1, 2022.

Preferred share dividends paid totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2022. As the Series A Preferred Stock was issued in December 2021, no dividend payments were made during the three and six months ended June 30, 2021.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the six months ended June 30, 2022, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards (“RSAs”) to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD also elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2023 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 46,415 shares of common stock from EOs, at a total cost of $1.1 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

2021 Employee Stock Awards
On March 1, 2021, the Board approved an incentive program for eligible employees to participate in the Company’s new Employee Performance Based Restricted Stock Awards Plan (the “PBRS Award Plan”). This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis share-based compensation expense related to these awards during the three and six months ended June 30, 2022 and 2021.

2022 Employee Stock Awards
On March 1, 2022, the Board approved the issuance of restricted stock awards for eligible employees in accordance with the PBRS Award Plan. The Company incurred de minimis and $0.1 million compensation expense related to these awards during the three and six months ended June 30, 2022, respectively.

A summary of share-based awards activity during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2021	28	$23.21
Granted	171	$22.47
Vested	(153)	$22.17
Forfeited	(2)	$23.28
Nonvested, June 30, 2022	44	$23.95

Stock Options
A summary of stock options activity during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2021	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2022	500	$7.49	2.33	$6,040
Options exercisable, June 30, 2022	500	$7.49	2.33	$6,040

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million for the three months ended June 30, 2022 and 2021. Recognized tax benefit related to share-based compensation expense was de minimis for the three months ended June 30, 2022 and 2021.

Share-based compensation expense was $3.1 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. Recognized tax benefit related to share-based compensation expense was $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $1.0 million which is expected to be recognized over a weighted-average period of 1.1 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$364,880	$12,605	$233,592	$22,556
Southeast	147,635	24	99,908	17,750
Total revenues	$512,515	$12,629	$333,500	$40,306

Type of Customer
Homebuyers	$512,515	$—	$333,500	$—
Homebuilders and Multi-family Developers	—	12,629	—	40,306
Total revenues	$512,515	$12,629	$333,500	$40,306

Product Type
Residential units	$512,515	$—	$333,500	$—
Land and lots	—	12,629	—	40,306
Total revenues	$512,515	$12,629	$333,500	$40,306

Timing of Revenue Recognition
Transferred at a point in time	$510,535	$12,629	$332,279	$40,306
Transferred over time	1,980	—	1,221	—
Total revenues	$512,515	$12,629	$333,500	$40,306

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$626,578	$41,466	$390,970	$30,973
Southeast	250,598	118	159,766	26,576
Total revenues	$877,176	$41,584	$550,736	$57,549

Type of Customer
Homebuyers	$877,176	$—	$550,736	$—
Homebuilders and Multi-family Developers	—	41,584	—	57,549
Total revenues	$877,176	$41,584	$550,736	$57,549

Product Type
Residential units	$877,176	$—	$550,736	$—
Land and lots	—	41,584	—	57,549
Total revenues	$877,176	$41,584	$550,736	$57,549

Timing of Revenue Recognition
Transferred at a point in time	$873,598	$41,584	$548,413	$57,549
Transferred over time	3,578	—	2,323	—
Total revenues	$877,176	$41,584	$550,736	$57,549

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Customer and builder deposits	$57,624	$64,610

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Type of Customer
Homebuyers	$27,910	$13,266	$42,237	$15,846
Homebuilders and Multi-Family Developers	92	304	192	1,309
Total deposits recognized as revenue	$28,002	$13,570	$42,429	$17,155

Performance Obligations
There was no revenue recognized during the six months ended June 30, 2022 and 2021 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $12.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2022	$4,558
2023	7,484
2024	—
Total	$12,042

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues: (1)
Builder operations
Central	$364,880	$234,315	$626,578	$392,701
Southeast	147,659	117,658	250,716	186,342
Total builder operations	512,539	351,973	877,294	579,043
Land development	12,605	21,833	41,466	29,242
Total revenues	$525,144	$373,806	$918,760	$608,285

Gross profit:
Builder operations
Central	$133,508	$68,144	$217,572	$112,033
Southeast	43,274	34,293	69,050	53,342
Total builder operations	176,782	102,437	286,622	165,375
Land development	3,828	5,524	11,242	7,304
Corporate, other and unallocated (2)	(11,714)	(6,985)	(20,612)	(12,714)
Total gross profit	$168,896	$100,976	$277,252	$159,965

Income before income taxes:
Builder operations
Central	$102,991	$44,360	$162,476	$69,218
Southeast	30,184	24,246	45,678	34,409
Total builder operations	133,175	68,606	208,154	103,627
Land development	3,625	5,285	11,210	7,129
Corporate, other and unallocated (3)	1,482	86	1,551	(1,517)
Income before income taxes	$138,282	$73,977	$220,915	$109,239

	June 30, 2022	December 31, 2021
Inventory:
Builder operations
Central	$493,946	$460,796
Southeast	295,202	258,759
Total builder operations	789,148	719,555
Land development	541,748	449,654
Corporate, other and unallocated (4)	38,304	34,534
Total inventory	$1,369,200	$1,203,743

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and six months ended June 30, 2022 were de minimis and $0.1 million, respectively, compared to $18.5 million and $28.3 million for the three and six months ended June 30, 2021, respectively.
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

10. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2022 was $30.3 million and $48.7 million, respectively, compared to $15.7 million and $23.2 million in the prior year periods. The effective tax rate was 21.9% and 22.1% for the three and six months ended June 30, 2022, respectively, compared to 21.2% and 21.2% in the comparable prior year periods. The increase in the effective tax rate for the three and six months ended June 30, 2022 relates primarily to the decrease in the tax credit benefit from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (“the 2019 Act”). The 2019 Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. In December 2020, Congress approved the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which extended the federal energy efficient homes tax credit through December 31, 2021. As of June 30, 2022, the credit for energy efficient new homes had not been extended past December 31, 2021.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Green Brick Partners, Inc.	$101,256	$52,263	$162,833	$78,232
Preferred dividends	(719)	—	(1,438)	—
Net income applicable to common shareholders	100,537	52,263	161,395	78,232

Weighted-average number of common shares outstanding - basic	48,046	50,701	49,309	50,667
Basic net income attributable to Green Brick Partners, Inc. per common share	$2.09	$1.03	$3.27	$1.54

Weighted-average number of common shares outstanding - basic	48,046	50,701	49,309	50,667
Dilutive effect of stock options and restricted stock awards	338	363	330	362
Weighted-average number of common shares outstanding - diluted	48,384	51,064	49,639	51,029
Diluted net income attributable to Green Brick Partners, Inc. per common share	$2.08	$1.02	$3.25	$1.53

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Antidilutive options to purchase common stock and restricted stock awards	(23)	—	(29)	—

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of June 30, 2022 was $303.8 million. The carrying value of senior unsecured notes as of June 30, 2022 was $335.6 million.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2022.

13. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2022 and 2021, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2022 and 2021, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of June 30, 2022 and December 31, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2022 and 2021, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2022, and December 31, 2021, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2022 and December 31, 2021, letters of credit and performance bonds outstanding were $4.9 million and $1.7 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty accrual, beginning of period	$10,613	$6,861	$9,378	$6,407
Warranties issued	2,397	1,662	4,211	2,762
Changes in liability for existing warranties	121	23	416	62
Settlements	(1,066)	(644)	(1,940)	(1,329)
Warranty accrual, end of period	$12,065	$7,902	$12,065	$7,902

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.7 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million in the prior year periods.
As of June 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.5 years and 4.1%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2022 are presented below (in thousands):

Remainder of 2022	$861
2023	1,459
2024	590
2025	559
2026	504
Thereafter	865
Total future lease payments	4,838
Less: Interest	476
Present value of lease liabilities	$4,362

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) our expectations that we will continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages and significant extensions to our lead time for the delivery of key materials and inputs and the financial impact of such factors on our future financial and operational results;(4) expectations regarding our industry and our business; (5) our belief that we operate in the most advantageous markets in the U.S.; (6) our land and lot acquisition strategy and its impact on our results; (7) the sufficiency of our capital resources to support our business strategy and to service our debt; (8) the impact of new accounting standards and changes in accounting estimates; (9) expectations about backlog and cancellation rates on future financial results; (10) our strategy to utilize leverage to invest in our business;(11) our expectation to continue to provide favorable returns on equity to our shareholders; (12) our expectations regarding future cash needs and access to additional growth capital; and (13) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) a shortage of qualified labor; (5) an inability to acquire land in our current and new markets at anticipated prices or difficulty in obtaining land-use entitlements; (6) our inability to successfully execute our strategies, including an inability to grow our operations, expand our Trophy brand, and launch our Austin, TX operations; (7) our inability to implement new strategic investments; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2021, are provided below:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Home deliveries	Increased by 16.4%	Increased by 20.9%
Home closings revenue	Increased by 53.6%	Increased by 59.3%
Average sales price of homes delivered	Increased by 32.0%	Increased by 31.8%
Net new home orders	Decreased by 9.8%	Decreased by 32.0%

The overwhelming expansion of our revenues year over year is primarily attributable to the strong performance of our Trophy brand division, strong growth in the average selling price of homes, the impact of macroeconomic factors, and an influx of millennial first-time home buyers. Unfortunately, the significant increase in new home demand has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have experienced increases in cost and decreased availability of skilled labor as well as increases, shortages, and significant extensions to our lead time for the delivery of key materials and inputs. Additionally, the recent rapid rise in interest rates as well as the inflationary impact on buying power is expected to impact the ability of some buyers to qualify for mortgages in spite of unsatisfied demand for homes and the continued undersupply of existing and new home inventory.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	%
Home closings revenue	$510,535	$332,279	$178,256	53.6%
Mechanic’s lien contracts revenue	1,980	1,221	759	62.2%
Residential units revenue	$512,515	$333,500	$179,015	53.7%
New homes delivered	881	757	124	16.4%
Average sales price of homes delivered	$579.5	$438.9	$140.6	32.0%

The $179.0 million increase in residential units revenue was primarily driven by the 32.0% increase in the average sales price of homes delivered for the three months ended June 30, 2022 and the 16.4% increase in new homes delivered. The increase in new homes delivered was primarily due to the timing of home starts during 2021. The 32.0% increase in the average sales price of homes delivered for the three months ended June 30, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	%
Net new home orders	545	604	(59)	(9.8)%
Cancellation rate	11.4%	7.6%	3.8%	50.0%
Absorption rate per average active selling community per quarter	7.1	6.8	0.3	4.4%
Average active selling communities	77	89	(12)	(13.5)%
Active selling communities at end of period	78	87	(9)	(10.3)%
Backlog	$710,199	$974,349	$(264,150)	(27.1)%
Backlog (units)	1,087	1,876	(789)	(42.1)%
Average sales price of backlog	$653.4	$519.4	$134.0	25.8%

Net new home orders decreased 9.8% over the prior year period while our absorption rate per average active selling communities increased 4.4% year over year. During the first half of the quarter, we continued our pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales with the ability to deliver new homes. During the second half of the quarter, the lower levels of buyer traffic to many of our communities reduced the level of new home orders; we believe that the traffic decline during the second half of the quarter was attributable to the recent rapid rise in interest rates as buyers sought to reevaluate their buying capacity.

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

Backlog declined by 27.1% for the quarter with a 42.1% drop in backlog units, offset by a 25.8% increase in the average sales price of backlog units. The drop in backlog units is a function of both our ability to close an increased number of homes during the second quarter as well the lower levels of new home orders described above. The increase in average sales price was attributable to overall price increases driven by high demand and low supply of inventory.

As a further result of the lower level of sales, increase of units closed, and decrease in backlog units, the level of our spec units under construction rose from 45.0% of total units under construction in the second quarter of 2021 to 57.5% of total units as of the end of June 30, 2022. While this level is slightly higher than our historic range of spec units under construction, our Trophy brand now represents a higher portion of our units under construction and their business model contemplates a higher proportion of spec units than our other brands.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 11.4% for the three months ended June 30, 2022, compared to 7.6% for the three months ended June 30, 2021 and 8.0% for the three months ended March 31, 2022. Our cancellation rate remained in a historically low range of the last eight quarters between 6.0% and 12.3%. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2022		2021
Home closings revenue	$510,535	100.0%	$332,279	100.0%
Cost of homebuilding units	345,429	67.7%	243,224	73.2%
Homebuilding gross margin	$165,106	32.3%	$89,055	26.8%

Mechanic’s lien contracts revenue	$1,980	100.0%	$1,221	100.0%
Cost of mechanic’s lien contracts	1,713	86.5%	941	77.1%
Mechanic’s lien contracts gross margin	$267	13.5%	$280	22.9%

Residential units revenue	$512,515	100.0%	$333,500	100.0%
Cost of residential units	347,142	67.7%	244,165	73.2%
Residential units gross margin	$165,373	32.3%	$89,335	26.8%

Cost of residential units for the three months ended June 30, 2022 increased by $103.0 million, or 42.2%, compared to the three months ended June 30, 2021, primarily due to the 16.4% increase in the number of new homes delivered, increasing levels of cost input prices, and more expensive homes delivered in the quarter.

Residential units gross margin for the three months ended June 30, 2022 increased to 32.3%, compared to 26.8% for the three months ended June 30, 2021, primarily because of overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	%
Lots revenue	$12,081	$4,615	$7,466	161.8%
Land revenue	548	35,691	(35,143)	(98.5)%
Land and lots revenue	$12,629	$40,306	$(27,677)	(68.7)%
Lots closed	184	63	121	192.1%
Average sales price of lots closed	$65.7	$73.3	$(7.6)	(10.4)%

Lots revenue increased by 161.8%, primarily driven by a 192.1% increase in the number of lots closed offset by a decrease in the average lot price. The average lot price decreased by 10.4% due to a higher number of entry level lots sold. Land revenue decreased by 98.5% due to the acquisition of a tract of land that also included parcels zoned for retail and multi family properties which were sold during the three months ended June 30, 2021.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$44,702	$34,528	8.7%	9.8%
Land development	154	206	1.2%	0.9%
Corporate, other and unallocated (income) expense	(3,058)	(749)	—	—
Total selling, general and administrative expenses	$41,798	$33,985	8.0%	9.1%

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

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development increased by 0.3% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2022 was income of $3.1 million, compared to income of $0.7 million for the three months ended June 30, 2021. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $8.5 million, or 85.6%, for the three months ended June 30, 2022, compared to $4.6 million for the three months ended June 30, 2021. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $2.7 million for the three months ended June 30, 2022, compared to income of $2.4 million for the three months ended June 30, 2021.

Income Tax Expense
Income tax expense was $30.3 million for the three months ended June 30, 2022 compared to a $15.7 million for the three months ended June 30, 2021. The increase was primarily due to higher taxable income. In addition, during the three months ended June 30, 2021, we recognized favorable federal energy tax credits from building energy-efficient homes under a federal program that has not been renewed for 2022.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Change	%
Home closings revenue	$873,598	$548,413	$325,185	59.3%
Mechanic’s lien contracts revenue	3,578	2,323	1,255	54.0%
Residential units revenue	$877,176	$550,736	$326,440	59.3%
New homes delivered	1,539	1,273	266	20.9%
Average sales price of homes delivered	$567.6	$430.8	$136.8	31.8%

The $326.4 million increase in residential units revenue was driven by the 31.8% increase in the average sales price of homes delivered and 20.9% increase in new homes delivered. The increase in new homes delivered was due to the timing of home starts during 2021. The 31.8% increase in the average sales price of homes delivered for the six months ended June 30, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Change	%
Net new home orders	1,146	1,686	(540)	(32.0)%
Cancellation rate	9.6%	6.6%	3.0%	45.5%
Absorption rate per average active selling community per quarter	7.5	9.1	(1.6)	(17.6)%
Average active selling communities	76	93	(17)	(18.3)%
Active selling communities at end of period	78	87	(9)	(10.3)%

Net new home orders decreased 32.0% over the prior year period and our absorption rate decreased 17.6% year over year. The decrease in net new home orders was a result of an unsustainable level of home orders during the first quarter of 2021. Commencing in the second quarter of 2021, we began the pro-active metering of home sales by withholding homes from sale and by limiting sales per community to better align the absorption rate of sales orders with the ability to deliver new homes. We continued metering of sales into the second quarter of 2022. During the second half of the second quarter of 2022, the lower level of buyer traffic to many of our communities reduced the level new home orders; we believe that the traffic decline during the second half of the quarter was attributable to the recent rapid rise in interest rates as buyers sought to reevaluate their buying capacity.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 9.6% for the six months ended June 30, 2022, compared to 6.6% for the six months ended June 30, 2021. Our cancellation rate remained in a historically low range of the last eight quarters between 6.0% and 12.3%. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser. Management believes a cancellation rate in the range of 15% to 20% is representative of an industry average cancellation rate.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2022		2021
Home closings revenue	$873,598	100.0%	$548,413	100.0%
Cost of homebuilding units	607,519	69.5%	404,454	73.7%
Homebuilding gross margin	$266,079	30.5%	$143,959	26.3%

Mechanic’s lien contracts revenue	$3,578	100.0%	$2,323	100.0%
Cost of mechanic’s lien contracts	3,053	85.3%	1,783	76.8%
Mechanic’s lien contracts gross margin	$525	14.7%	$540	23.2%

Residential units revenue	$877,176	100.0%	$550,736	100.0%
Cost of residential units	610,572	69.6%	406,237	73.8%
Residential units gross margin	$266,604	30.4%	$144,499	26.2%

Cost of residential units for the six months ended June 30, 2022 increased by $204.3 million, or 50.3%, compared to the six months ended June 30, 2021, primarily due to the 20.9% increase in the number of new homes delivered, increasing levels of cost input prices, and more expensive homes delivered in the period.

Residential units gross margin for the six months ended June 30, 2022 increased to 30.4%, compared to 26.2% for the six months ended June 30, 2021, primarily because of overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Change	%
Lots revenue	$14,036	$13,058	$978	7.5%
Land revenue	27,548	$44,491	(16,943)	(38.1)%
Land and lots revenue	$41,584	$57,549	$(15,965)	(27.7)%
Lots closed	217	142	75	52.8%
Average sales price of lots closed	$64.7	$92.0	$(27.3)	(29.7)%

Lots revenue increased by 7.5%, driven by a 52.8% increase in the number of lots closed offset by a 29.7% decrease in the average lot price due to a higher number of entry level lots sold. Land revenue decreased by 38.1% due to the acquisition of a tract of land that also included parcels zoned for retail and multi family properties which were sold during the six months ended June 30, 2021.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$80,620	$62,688	9.2%	10.8%
Land development	242	245	0.6%	0.8%
Corporate, other and unallocated (income) expense	(4,799)	540	—	—
Total selling, general and administrative expenses	$76,063	$63,473	8.3%	10.4%

The 2.1% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.
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

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development decreased by 0.2% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2022 was income of $4.8 million, compared to expense of $0.5 million for the six months ended June 30, 2021, the change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $14.2 million, or 67.5%, for the six months ended June 30, 2022, compared to $8.5 million for the six months ended June 30, 2021. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $5.5 million for the six months ended June 30, 2022, compared to income of $4.3 million for the six months ended June 30, 2021. The change is primarily due to an increase in title closing and settlement services of $1.1 million arising from higher volume of closings during the period.

Income Tax Expense
Income tax expense was $48.7 million for the six months ended June 30, 2022 compared to $23.2 million for the six months ended June 30, 2021. The increase was primarily due to higher taxable income. In addition, during the six months ended June 30, 2021, we recognized favorable federal energy tax credits from building energy-efficient homes under a federal program that has not been renewed for 2022.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2022 and December 31, 2021. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2022	December 31, 2021
Lots owned (1)
Central	19,043	17,767
Southeast	2,742	2,472
Total lots owned	21,785	20,239
Lots controlled (1)
Central	3,687	7,321
Southeast	616	1,061
Total lots controlled	4,303	8,382
Total lots owned and controlled (1)	26,088	28,621
Percentage of lots owned	83.5%	70.7%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Lots under third party option contracts	2,300	2,740
Land under option for future acquisition and development	289	3,826
Lots under option through unconsolidated development joint ventures	1,714	1,816
Total lots controlled	4,303	8,382

The following table presents additional information on the lots we owned as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Total lots owned	21,785	20,239
Land under option for future acquisition and development	289	3,826
Lots under option through unconsolidated development joint ventures	1,714	1,816
Total lots self-developed	23,788	25,881
Self-developed lots as a percentage of total lots owned and controlled	91.2%	90.4%

Liquidity and Capital Resources Overview
As of June 30, 2022 and December 31, 2021, we had $66.8 million and $77.2 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2022 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community life cycle, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development previously occurred.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 28.9% as of June 30, 2022. In addition, as of June 30, 2022, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 25.1%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of June 30, 2022:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$384,948	$(66,765)	$318,183
Total Green Brick Partners, Inc. stockholders’ equity	947,391	—	947,391
Total capitalization	$1,332,339	$(66,765)	$1,265,574

Debt to total capitalization ratio	28.9%
Net debt to total capitalization ratio			25.1%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2022.

Debt Instruments
Secured Revolving Credit Facility – As of June 30, 2022, we had no amounts outstanding under our Secured Revolving Credit facility, down from $2.0 million as of December 31, 2021. Borrowings on the Secured Revolving Credit Facility have a maturity date of May 1, 2025 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate.

Unsecured Revolving Credit Facility – As of June 30, 2022, our $300.0 million Unsecured Revolving Credit Facility had a $37.0 million balance, an increase from no outstanding amounts as of December 31, 2021. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of June 30, 2022, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 3.76% to 4.01% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $300.0 million through December 14,

2024. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide an aggregate of $325.0 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Senior Unsecured Notes - As of June 30, 2022, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $337.5 million at June 30, 2022 and December 31, 2021, and $335.6 million as of June 30, 2022 up from $335.4 million as of December 31, 2021, respectively, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2022. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of June 30, 2022, our interest coverage on a last 12 months’ basis was 24.6 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $614.6 million and, as of June 30, 2022, we had $946.6 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of June 30, 2022, we had a rolling average ratio of 29.1%.

As of June 30, 2022, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on our lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of June 30, 2022 and December 31, 2021 we had issued and outstanding 2,000,000 Depositary Shares, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the six months ended June 30, 2022, we paid dividends of $1.4 million on the Series A Preferred Stock. On July 28, 2022, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on September 15, 2022 to shareholders of record as of September 1, 2022.

Cash Flows
The following summarizes our primary sources and uses of cash during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2022 was $49.4 million, compared to $118.7 million cash used during the six months ended June 30, 2021. The net cash inflows for the six months ended June 30, 2022 were primarily from cash generated from business operations of $169.3 million and the deferral of expense payments through a $34.4 million increase in accrued expenses, partially offset by an increase in inventory of $164.8 million.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2022 increased to $2.2 million, compared to $1.5 million for the six months ended June 30, 2021.

•Financing activities. Net cash used for financing activities for the six months ended June 30, 2022 was $51.1 million, compared to $143.7 million cash provided by financing activities during the six months ended June 30, 2021. The cash outflows for the six months ended June 30, 2022 were primarily from our stock repurchases of $92.3 million, partially offset by our net borrowings from lines of credit of $35.0 million.

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

As of June 30, 2022, the Company had earnest money deposits of $25.2 million at risk associated with contracts to purchase 3,184 lots past feasibility studies with an aggregate purchase price of approximately $229.4 million.

Guarantee
Refer to Note 5 in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2022	1,230,607	$19.72	1,230,607	$—
May 1 - May 31, 2022	819,682	22.29	819,682	81,756,000
June 1 - June 30, 2022	1,168,887	20.51	1,168,887	57,821,000
Total	3,219,176	20.66	3,219,176

(1)    On March 1, 2021, the Board authorized a $50.0 million stock repurchase program (the 2021 Repurchase Plan”). Repurchases through April 29, 2022 were executed pursuant to the 2021 Repurchase Plan which was fully utilized as of that date. On April 27, 2022, the Board authorized a new stock repurchase program authorizing us to repurchase, from time to time, up to an additional $100.0 million of our outstanding common stock (the “2022 Repurchase Plan”). Purchases in May and June were executed pursuant to the 2022 Repurchase Plan. As of June 30, 2022, the remaining dollar value of shares that may yet be purchased under the Repurchase Plan was $57.8 million.

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

Date:    August 3, 2022