Form 10-Q
period 2022-09-30
Green Brick Partners, Inc.
filed 2022-11-02
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

The number of shares of the Registrant's common stock outstanding as of October 28, 2022 was 46,037,649.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$48,203	$77,166
Restricted cash	18,739	16,388
Receivables	7,239	6,871
Inventory	1,453,056	1,203,743
Investments in unconsolidated entities	69,250	55,616
Right-of-use assets - operating leases	3,800	4,596
Property and equipment, net	2,894	2,812
Earnest money deposits	25,203	26,008
Deferred income tax assets, net	15,741	15,741
Intangible assets, net	473	537
Goodwill	680	680
Other assets	12,457	11,709
Total assets	$1,657,735	$1,421,867
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$60,984	$45,682
Accrued expenses	99,425	61,351
Customer and builder deposits	43,622	64,610
Lease liabilities - operating leases	3,972	4,745
Borrowings on lines of credit, net	42,902	(738)
Senior unsecured notes, net	335,729	335,446
Notes payable	14,638	210
Total liabilities	601,272	511,306
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	25,660	21,867
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 46,037,649 issued and outstanding as of September 30, 2022 and 51,151,911 and 50,759,972 issued and outstanding as of December 31, 2021, respectively	460	512
Treasury stock, at cost: none as of September 30, 2022 and 391,939 shares as of December 31, 2021	—	(3,167)
Additional paid-in capital	261,570	289,641
Retained earnings	699,514	539,866
Total Green Brick Partners, Inc. stockholders’ equity	1,009,240	874,548
Noncontrolling interests	21,563	14,146
Total equity	1,030,803	888,694
Total liabilities and equity	$1,657,735	$1,421,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Residential units revenue	$396,749	$338,900	$1,273,925	$889,636
Land and lots revenue	11,195	3,440	52,779	60,989
Total revenues	407,944	342,340	1,326,704	950,625
Cost of residential units	268,536	247,899	879,108	654,136
Cost of land and lots	6,089	3,105	37,025	45,188
Total cost of revenues	274,625	251,004	916,133	699,324
Total gross profit	133,319	91,336	410,571	251,301
Selling, general and administrative expenses	(43,251)	(33,709)	(119,314)	(97,182)
Equity in income of unconsolidated entities	5,697	5,555	19,907	14,039
Other income, net	1,831	1,976	7,347	6,239
Income before income taxes	97,596	65,158	318,511	174,397
Income tax expense	16,963	13,898	65,678	37,093
Net income	80,633	51,260	252,833	137,304
Less: Net income attributable to noncontrolling interests	7,113	2,753	16,480	10,565
Net income attributable to Green Brick Partners, Inc.	$73,520	$48,507	$236,353	$126,739

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.58	$0.96	$4.86	$2.50
Diluted	$1.57	$0.95	$4.82	$2.48
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	46,032	50,732	48,205	50,689
Diluted	46,390	51,079	48,544	51,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended September 30, 2022 and 2021:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495
Share forfeitures	(1,011)	—	—	—	—	—	(1)	—	(1)	—	(1)
Amortization of deferred share-based compensation	—	—	—	—	—	—	204	—	204	—	204
Dividends	—	—	—	—	—	—	—	(718)	(718)	—	(718)
Stock repurchases	—	—	—	—	(432,346)	(9,151)	—	—	(9,151)	—	(9,151)
Treasury stock retirement	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,005)	—	(2,005)	—	(2,005)
Net income	—	—	—	—	—	—	—	73,520	73,520	5,459	78,979
Balance at September 30, 2022	46,037,649	$460	2,000	$47,696	—	$—	$261,570	$699,514	$1,009,240	$21,563	$1,030,803

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$292,157	$427,888	$717,389	$14,302	$731,691
Amortization of deferred share-based compensation	—	—	—	—	161	—	161	—	161
Change in fair value of redeemable noncontrolling interest	—	—	—	—	732	—	732	—	732
Net income	—	—	—	—	—	48,507	48,507	2,130	50,637
Balance at September 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$293,050	$476,395	$766,789	$16,432	$783,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the nine months ended September 30, 2022 and 2021:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	168,651	2	—	—	—	—	2,751	—	2,753	—	2,753
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Dividends	—	—	—	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Amortization of deferred share-based compensation	—	—	—	—	—	—	664	—	664	—	664
Stock repurchases	—	—	—	—	(4,844,559)	(101,463)	—	—	(101,463)	—	(101,463)
Treasury stock retirement	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(448)	—	(448)	—	(448)
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	236,353	236,353	13,135	249,488
Balance at September 30, 2022	46,037,649	$460	2,000	$47,696	—	$—	$261,570	$699,514	$1,009,240	$21,563	$1,030,803

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	1	—	—	2,436	—	2,437	—	2,437
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	480	—	480	—	480
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(2,275)	—	(2,275)	—	(2,275)
Distributions	—	—	—	—	—	—	—	(1,606)	(1,606)
Net income	—	—	—	—	—	126,739	126,739	8,871	135,610
Balance at September 30, 2021	51,151,911	$511	(391,939)	$(3,167)	$293,050	$476,395	$766,789	$16,432	$783,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$252,833	$137,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,717	2,075
Loss on disposal of property and equipment, net	(386)	195
Share-based compensation expense	3,329	2,917
Equity in income of unconsolidated entities	(19,907)	(14,039)
Allowances for option deposits and pre-acquisition costs	839	210
Distributions of income from unconsolidated entities	9,870	7,755
Changes in operating assets and liabilities:
Increase in receivables	(368)	(1,805)
Increase in inventory	(248,303)	(325,086)
Decrease (increase) in earnest money deposits	727	(4,166)
(Increase) decrease in other assets	(1,486)	617
Increase in accounts payable	15,302	23,793
Increase in accrued expenses	38,161	24,151
Payment of contingent consideration in excess of acquisition date fair value	—	(368)
(Decrease) increase in customer and builder deposits	(20,988)	31,948
Net cash provided by (used in) operating activities	31,340	(114,499)
Cash flows from investing activities:
Investments in unconsolidated entities	(3,597)	(8)
Purchase of property and equipment	(1,349)	(1,782)
Net cash used in investing activities	(4,946)	(1,790)
Cash flows from financing activities:
Borrowings from lines of credit	355,000	506,000
Borrowings from senior unsecured notes	—	125,000
Repayments of lines of credit	(312,000)	(490,000)
Proceeds from notes payable	14,472	127
Repayments of notes payable	(44)	(2,030)
Payments of debt issuance costs	(86)	(894)
Payments of withholding tax on vesting of restricted stock awards	(1,075)	(834)
Stock repurchases	(101,463)	—
Dividends paid	(2,092)	—
Distributions to redeemable noncontrolling interest	—	(106)
Distributions to noncontrolling interests	(5,718)	(1,606)
Net cash (used in) provided by financing activities	(53,006)	135,657
Net (decrease) increase in cash and cash equivalents and restricted cash	(26,612)	19,368
Cash and cash equivalents, beginning of period	77,166	19,479
Restricted cash, beginning of period	16,388	14,156
Cash and cash equivalents and restricted cash, beginning of period	93,554	33,635
Cash and cash equivalents, end of period	48,203	21,561
Restricted cash, end of period	18,739	31,442
Cash and cash equivalents and restricted cash, end of period	$66,942	$53,003

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net of refunds	$63,527	$32,485

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2022	December 31, 2021
Homes completed or under construction	$674,916	$544,258
Land and lots - developed and under development	769,640	620,129
Land held for sale	8,500	39,356
Total inventory	$1,453,056	$1,203,743

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest capitalized at beginning of period	$20,420	$18,960	$19,950	$17,520
Interest incurred	4,206	3,597	11,985	9,698
Interest charged to cost of revenues	(3,183)	(2,797)	(10,492)	(7,458)
Interest capitalized at end of period	$21,443	$19,760	$21,443	$19,760

Capitalized interest as a percentage of inventory	1.5%	1.7%

As of September 30, 2022, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when necessary. As of September 30, 2022, the Company did not identify any selling communities with indicators of impairment.

For the three and nine months ended September 30, 2022 and 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	September 30, 2022	December 31, 2021
GB Challenger, LLC	$46,392	$37,737
GBTM Sendera, LLC	13,451	9,854
EJB River Holdings, LLC	7,717	6,130
BHome Mortgage, LLC	875	1,180
Green Brick Mortgage, LLC	815	715
Total investment in unconsolidated entities	$69,250	$55,616

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Cash	$15,891	$15,903
Accounts receivable	3,754	4,787
Bonds and notes receivable	5,772	5,772
Loans held for sale, at fair value	20,145	20,734
Inventory	198,968	166,861
Other assets	11,140	7,220
Total assets	$255,670	$221,277
Liabilities:
Accounts payable	$11,341	$7,701
Accrued expenses and other liabilities	15,818	13,992
Notes payable	99,295	95,816
Total liabilities	126,454	117,509
Owners’ equity:
Green Brick	65,540	52,983
Others	63,676	50,785
Total owners’ equity	129,216	103,768
Total liabilities and owners’ equity	$255,670	$221,277

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$65,620	$64,131	$221,650	$155,589
Costs and expenses	54,140	52,917	181,612	127,276
Net earnings of unconsolidated entities	$11,480	$11,214	$40,038	$28,313
Company’s share in net earnings of unconsolidated entities	$5,697	$5,555	$19,907	$14,039

A summary of the Company’s share in net earnings by unconsolidated entity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GB Challenger, LLC	$5,196	$4,377	$16,282	$10,352
EJB River Holdings, LLC	203	361	1,587	833
BHome Mortgage, LLC	145	435	1,055	839
Green Brick Mortgage, LLC	153	382	983	2,015
Total net earnings from unconsolidated entities	$5,697	$5,555	$19,907	$14,039

4. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Secured Revolving Credit Facility	$—	$2,000
Unsecured Revolving Credit Facility	45,000	—
Debt issuance costs, net of amortization	(2,098)	(2,738)
Total borrowings on lines of credit, net	$42,902	$(738)

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity from May 1, 2022 to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. As of September 30, 2022, the maturity date of the Secured Revolving Credit Facility is May 1, 2025.

As of September 30, 2022, there were no letters of credit outstanding under the Secured Revolving Credit Facility and a net available commitment amount of $35.0 million.

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

As of September 30, 2022, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 5.29% to 5.50% per annum.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$22,001	$17,515
Net income attributable to redeemable noncontrolling interest partner	1,654	623
Distributions of income to redeemable noncontrolling interest partner	—	—
Change in fair value of redeemable noncontrolling interest	2,005	(732)
Redeemable noncontrolling interest, end of period	$25,660	$17,406

	Nine Months Ended September 30,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$21,867	$13,543
Net income attributable to redeemable noncontrolling interest partner	3,345	1,694
Distributions of income to redeemable noncontrolling interest partner	—	(106)
Change in fair value of redeemable noncontrolling interest	448	2,275
Redeemable noncontrolling interest, end of period	$25,660	$17,406

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

During the nine month period ended September 30, 2022, the Company repurchased 2,423,644 shares for approximately $50.0 million. The Company completed the repurchases under the 2021 Repurchase Plan on April 29, 2022. The repurchased shares were subsequently retired.

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

Under the 2022 Repurchase Plan, the Company repurchased 2,420,915 shares for approximately $51.3 million during the nine month period ended September 30, 2022. The remaining dollar value of shares that may yet be purchased under the 2022 Repurchase Plan was $48.7 million as of September 30, 2022. The repurchased shares were subsequently retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at September 30, 2022 and December 31, 2021.

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

Dividends
On October 27, 2022, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on December 15, 2022 to stockholders of record as of December 1, 2022.

Preferred share dividends paid totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2022. As the Series A Preferred Stock was issued in December 2021, no dividend payments were made during the three and nine months ended September 30, 2021.

7. SHARE-BASED COMPENSATION

Share-Based Award Activity
During the nine months ended September 30, 2022, the Company granted stock awards (“SAs”) under its 2014 Omnibus Equity Incentive Plan to executive officers (“EOs”) and restricted stock awards (“RSAs”) to non-employee members of the Board of Directors (“BOD”). The SAs granted to the EOs were 100% vested and non-forfeitable on the grant date. Some members of the BOD also elected to defer up to 100% of their annual retainer fee in the form of RSAs. The RSAs granted to the BOD will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2023 Annual Meeting of Stockholders. The fair value of the SAs granted to EOs and RSAs granted to non-employee members of the BOD were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 46,415 shares of common stock from EOs, at a total cost of $1.1 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

2021 Employee Stock Awards
On March 1, 2021, the Board approved an incentive program for eligible employees to participate in the Company’s new Employee Performance Based Restricted Stock Awards Plan (the “PBRS Award Plan”). This plan is being offered pursuant to the Company’s 2014 Omnibus Equity Incentive Plan. The Company incurred de minimis share-based compensation expense related to the 2022 awards during the three months ended September 30, 2022 and 2021. The Company incurred de minimis and $0.1 million share-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively.

2022 Employee Stock Awards
On March 1, 2022, the Board approved the issuance of restricted stock awards for eligible employees in accordance with the PBRS Award Plan. The Company incurred $0.1 million and $0.2 million compensation expense related to these awards during the three and nine months ended September 30, 2022, respectively.

A summary of share-based awards activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2021	28	$23.21
Granted	171	$22.47
Vested	(153)	$22.17
Forfeited	(3)	$23.28
Nonvested, September 30, 2022	43	$23.96

Stock Options
A summary of stock options activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2021	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2022	500	$7.49	2.08	$6,945
Options exercisable, September 30, 2022	500	$7.49	2.08	$6,945

Share-Based Compensation Expense
Share-based compensation expense was $0.2 million for the three months ended September 30, 2022 and 2021. Recognized tax benefit related to share-based compensation expense was de minimis for the three months ended September 30, 2022 and 2021.

Share-based compensation expense was $3.3 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. Recognized tax benefit related to share-based compensation expense was $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.7 million which is expected to be recognized over a weighted-average period of 0.9 years.

8. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$259,033	$3,950	$244,603	$3,440
Southeast	137,716	7,245	94,297	—
Total revenues	$396,749	$11,195	$338,900	$3,440

Type of Customer
Homebuyers	$396,749	$—	$338,900	$—
Homebuilders and Multi-family Developers	—	11,195	—	3,440
Total revenues	$396,749	$11,195	$338,900	$3,440

Product Type
Residential units	$396,749	$—	$338,900	$—
Land and lots	—	11,195	—	3,440
Total revenues	$396,749	$11,195	$338,900	$3,440

Timing of Revenue Recognition
Transferred at a point in time	$394,731	$11,195	$338,075	$3,440
Transferred over time	2,018	—	825	—
Total revenues	$396,749	$11,195	$338,900	$3,440

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$885,611	$45,416	$635,573	$34,413
Southeast	388,314	7,363	254,063	26,576
Total revenues	$1,273,925	$52,779	$889,636	$60,989

Type of Customer
Homebuyers	$1,273,925	$—	$889,636	$—
Homebuilders and Multi-family Developers	—	52,779	—	60,989
Total revenues	$1,273,925	$52,779	$889,636	$60,989

Product Type
Residential units	$1,273,925	$—	$889,636	$—
Land and lots	—	52,779	—	60,989
Total revenues	$1,273,925	$52,779	$889,636	$60,989

Timing of Revenue Recognition
Transferred at a point in time	$1,268,329	$52,779	$886,488	$60,989
Transferred over time	5,596	—	3,148	—
Total revenues	$1,273,925	$52,779	$889,636	$60,989

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Customer and builder deposits	$43,622	$64,610

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s performance, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Type of Customer
Homebuyers	$22,798	$14,839	$51,753	$24,120
Homebuilders and Multi-Family Developers	428	815	620	1,982
Total deposits recognized as revenue	$23,226	$15,654	$52,373	$26,102

Performance Obligations
There was no revenue recognized during the nine months ended September 30, 2022 and 2021 from performance obligations satisfied in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $8.1 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

Total
Remainder of 2022	$1,356
2023	6,704
2024	—
Total	$8,060

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues: (1)
Builder operations
Central	$259,033	$244,747	$885,611	$637,448
Southeast	144,961	94,298	395,677	280,640
Total builder operations	403,994	339,045	1,281,288	918,088
Land development	3,950	3,295	45,416	32,537
Total revenues	$407,944	$342,340	$1,326,704	$950,625

Gross profit:
Builder operations
Central	$94,122	$72,071	$311,694	$184,104
Southeast	47,493	25,580	116,543	78,922
Total builder operations	141,615	97,651	428,237	263,026
Land development	1,610	812	12,852	8,116
Corporate, other and unallocated (2)	(9,906)	(7,127)	(30,518)	(19,841)
Total gross profit	$133,319	$91,336	$410,571	$251,301

Income before income taxes:
Builder operations
Central	$67,698	$47,753	$230,174	$116,971
Southeast	34,042	15,360	79,720	49,769
Total builder operations	101,740	63,113	309,894	166,740
Land development	915	608	12,125	7,737
Corporate, other and unallocated (3)	(5,059)	1,437	(3,508)	(80)
Income before income taxes	$97,596	$65,158	$318,511	$174,397

	September 30, 2022	December 31, 2021
Inventory:
Builder operations
Central	$569,696	$460,796
Southeast	304,853	258,759
Total builder operations	874,549	719,555
Land development	538,120	449,654
Corporate, other and unallocated (4)	40,387	34,534
Total inventory	$1,453,056	$1,203,743

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the three and nine months ended September 30, 2022 were $7.2 million and $7.4 million, respectively, compared to $0.1 million and $28.5 million for the three and nine months ended September 30, 2021, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated income (loss) before income taxes includes results from Green Brick Title, LLC, Ventana Insurance, LLC, and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.
(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

10. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2022 was $17.0 million and $65.7 million, respectively, compared to $13.9 million and $37.1 million in the prior year periods. The effective tax rate was 17.4% and 20.6% for the three and nine months ended September 30, 2022, respectively, compared to 21.3% in the comparable prior year periods. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 relates primarily to the benefit from the 45L Energy Efficient Home Credit enacted by Congress in August 2022 as part of the Inflation Reduction Act of 2022 (“the 2022 Act”). The 2022 Act extends and modifies the new energy efficient home credit that Congress had enacted through the Taxpayer Certainty and Disaster Tax Relief Acts of 2019 and 2020. This tax credit had expired at the end of 2021, but the Inflation Reduction Act of 2022 revives and extends it through 2032.

11. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income applicable to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Green Brick Partners, Inc.	$73,520	$48,507	$236,353	$126,739
Preferred dividends	(719)	—	(2,156)	—
Net income applicable to common stockholders	72,801	48,507	234,197	126,739

Weighted-average number of common shares outstanding - basic	46,032	50,732	48,205	50,689
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.58	$0.96	$4.86	$2.50

Weighted-average number of common shares outstanding - basic	46,032	50,732	48,205	50,689
Dilutive effect of stock options and restricted stock awards	358	347	339	357
Weighted-average number of common shares outstanding - diluted	46,390	51,079	48,544	51,046
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.57	$0.95	$4.82	$2.48

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Antidilutive options to purchase common stock and restricted stock awards	—	—	(17)	—

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

Level 2 financial instruments include borrowings on lines of credit and senior unsecured notes. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes was $297.7 million and $352.3 million as of September 30, 2022 and December 31, 2021, respectively. The carrying value of senior unsecured notes was $335.7 million and $335.4 million as of September 30, 2022 and December 31, 2021, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2022 and 2021.

13. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2022 and 2021, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2022 and 2021, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of September 30, 2022 and December 31, 2021, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2022 and 2021, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2022, and December 31, 2021, no amounts were due to the title company affiliate.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2022 and December 31, 2021, letters of credit and performance bonds outstanding were $6.8 million and $1.7 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warranty accrual, beginning of period	$12,065	$7,902	$9,378	$6,407
Warranties issued	1,923	1,962	6,134	4,724
Changes in liability for existing warranties	2,079	(44)	2,495	18
Settlements	(1,161)	(769)	(3,101)	(2,098)
Warranty accrual, end of period	$14,906	$9,051	$14,906	$9,051

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.0 million in the prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million in the prior year periods.
As of September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.4 years and 4.1%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2022 are presented below (in thousands):

Remainder of 2022	$431
2023	1,459
2024	590
2025	566
2026	504
Thereafter	865
Total future lease payments	4,415
Less: Interest	443
Present value of lease liabilities	$3,972

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning (1) our balance sheet strategies, operational strength and margin performance; (2) our operational goals and strategies and their anticipated benefits; (3) our expectations that we will continue to experience increases in cost and decreased availability of skilled labor as well as increases, shortages, and significant extensions to our lead time for the delivery of key materials and inputs and the financial impact of such factors on our future financial and operational results; (4) expectations regarding our industry and our business, including management’s beliefs related to industry cancellation rates; (5) our beliefs regarding the advantages of the markets we operate in; (6) our land and lot acquisition strategy and its impact on our results; (7) the sufficiency of our capital resources to support our business strategy and to service our debt; (8) the impact of new accounting standards and changes in accounting estimates; (9) expectations about backlog and cancellation rates on future financial results; (10) our strategy to utilize leverage to invest in our business; (11) our expectations regarding future cash needs and access to additional growth capital; and (12) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (2) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) a shortage of qualified labor; (5) an inability to acquire land in our current and new markets at anticipated prices or difficulty in obtaining land-use entitlements; (6) our inability to successfully execute our strategies, including an inability to grow our operations, expand our Trophy brand, and launch our Austin, TX operations; (7) our inability to implement new strategic investments; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) government regulation risks; (10) a lack of availability or volatility of mortgage financing; (11) severe weather events or natural disasters; (12) difficulty in obtaining sufficient capital to fund our growth; (13) our ability to meet our debt service obligations; (14) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; and (15) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2021, are provided below:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Home deliveries	Decreased by 11.9%	Increased by 8.9%
Home closings revenue	Increased by 16.8%	Increased by 43.1%
Average sales price of homes delivered	Increased by 32.6%	Increased by 31.4%
Net new home orders	Decreased by 41.4%	Decreased by 34.7%

The expansion of our revenues year over year is primarily attributable to the strong performance of our Trophy division, strong growth in the average selling price of homes, the impact of macroeconomic factors, and an influx of millennial first-time home buyers. The significant increase in new home construction in our markets has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have experienced increases in cost and decreased availability of skilled labor as well as increases, shortages, and significant extensions to our lead time for the delivery of key materials and inputs. Additionally, the recent rapid rise in interest rates as well as the inflationary impact on buying power has impacted the ability of some buyers to qualify for mortgages in spite of unsatisfied demand for homes and the continued undersupply of existing and new home inventory.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	%
Home closings revenue	$394,731	$338,075	$56,656	16.8%
Mechanic’s lien contracts revenue	2,018	825	1,193	144.6%
Residential units revenue	$396,749	$338,900	$57,849	17.1%
New homes delivered	650	738	(88)	(11.9)%
Average sales price of homes delivered	$607.3	$458.1	$149.2	32.6%

The $57.8 million increase in residential units revenue was primarily driven by the 32.6% increase in the average sales price of homes delivered for the three months ended September 30, 2022. The decrease in new homes delivered was primarily due to a lower starts pace in prior quarters and a smaller backlog entering the quarter because of weakened demand. The 32.6% increase in the average sales price of homes delivered for the three months ended September 30, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	%
Net new home orders	404	689	(285)	(41.4)%
Revenue from new net home orders	$251,276	$380,945	$(129,669)	(34.0)%
Average selling price of net new home orders	$622.0	$552.9	$69.1	12.5%
Cancellation rate	17.6%	6.9%	10.7%	155.1%
Absorption rate per average active selling community per quarter	5.3	8.2	(2.9)	(35.4)%
Average active selling communities	76	84	(8)	(9.5)%
Active selling communities at end of period	74	80	(6)	(7.5)%
Backlog	$564,026	$1,017,220	$(453,194)	(44.6)%
Backlog (units)	841	1,827	(986)	(54.0)%
Average sales price of backlog	$670.7	$556.8	$113.9	20.5%

Net new home orders decreased 41.4% over the prior year period while our absorption rate per average active selling communities decreased 35.4% year over year. The lower levels of buyer traffic to many of our communities reduced the level of new home orders; we believe that the traffic decline during the quarter was attributable to the recent rapid rise in interest rates as buyers sought to reevaluate their buying capacity as well as to inflationary impacts on consumer buying power. Despite the lower sales pace, our decline in new order revenues was smaller than the decline in orders at 34.0% as our average sales price on new orders rose by 12.5%.

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

Backlog declined by 44.6% for the quarter with a 54.0% drop in backlog units, offset by a 20.5% increase in the average sales price of backlog units. The drop in backlog units is a function of the lower levels of new home orders described above as well as an increase in our cancellation rate. The increase in average sales price was attributable to overall price increases driven by high demand and low supply of inventory.

As a further result of the lower level of sales, increase of units closed, and decrease in backlog units, the level of our spec units under construction rose from 30.8% of total units under construction in the third quarter of 2021 to 65.1% of total units as of the end of September 30, 2022.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 17.6% for the three months ended September 30, 2022, compared to 6.9% for the three months ended September 30, 2021 and 11.7% for the three months ended September 30, 2020. Our cancellation rate increase was driven by rapidly rising interest rates as well as customer concerns with the macroeconomic environment. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2022		2021
Home closings revenue	$394,731	100.0%	$338,075	100.0%
Cost of homebuilding units	266,870	67.6%	247,200	73.1%
Homebuilding gross margin	$127,861	32.4%	$90,875	26.9%

Mechanic’s lien contracts revenue	$2,018	100.0%	$825	100.0%
Cost of mechanic’s lien contracts	1,666	82.6%	699	84.7%
Mechanic’s lien contracts gross margin	$352	17.4%	$126	15.3%

Residential units revenue	$396,749	100.0%	$338,900	100.0%
Cost of residential units	268,536	67.7%	247,899	73.1%
Residential units gross margin	$128,213	32.3%	$91,001	26.9%

Cost of residential units for the three months ended September 30, 2022 increased by $20.6 million, or 8.3%, compared to the three months ended September 30, 2021, primarily due to increasing levels of cost input prices, and more expensive homes delivered in the quarter.

Residential units gross margin for the three months ended September 30, 2022 increased to 32.3%, compared to 26.9% for the three months ended September 30, 2021, primarily due to overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	%
Lots revenue	$3,991	$2,126	$1,865	87.7%
Land revenue	7,204	1,314	5,890	448.2%
Land and lots revenue	$11,195	$3,440	$7,755	225.4%
Lots closed	57	31	26	83.9%
Average sales price of lots closed	$70.0	$68.6	$1.4	2.0%

Lots revenue increased by 87.7%, primarily driven by a 83.9% increase in the number of lots closed. Land revenue increased by $5.9 million or 448.2% due to the sale of a large tract of land during the three months ended September 30, 2022.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$40,890	$34,928	10.1%	10.3%
Land development	163	128	4.1%	3.9%
Corporate, other and unallocated (income) expense	2,198	(1,347)	—	—
Total selling, general and administrative expenses	$43,251	$33,709	10.6%	9.8%

Total selling, general and administrative expenses as a percentage of revenue increased by 0.8% due to an increase in unallocated corporate expenses.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations decreased by 0.2% due to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development increased by 0.2% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2022 was $2.2 million, compared to income of $1.3 million for the three months ended September 30, 2021. The change was driven primarily by a decrease in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $5.7 million, or 2.6%, for the three months ended September 30, 2022, compared to $5.6 million for the three months ended September 30, 2021. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $1.8 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021.

Income Tax Expense
Income tax expense was $17.0 million for the three months ended September 30, 2022 compared to a $13.9 million for the three months ended September 30, 2021. The increase was primarily due to higher taxable income. See Note 10 to our condensed consolidated financials statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the effective tax rate for the quarter.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	%
Home closings revenue	$1,268,329	$886,488	$381,841	43.1%
Mechanic’s lien contracts revenue	5,596	3,148	2,448	77.8%
Residential units revenue	$1,273,925	$889,636	$384,289	43.2%
New homes delivered	2,189	2,011	178	8.9%
Average sales price of homes delivered	$579.4	$440.8	$138.6	31.4%

The $384.3 million increase in residential units revenue was driven by the 31.4% increase in the average sales price of homes delivered and 8.9% increase in new homes delivered. The 31.4% increase in the average sales price of homes delivered for the nine months ended September 30, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	%
Net new home orders	1,550	2,375	(825)	(34.7)%
Revenue from new net home orders	$962,497	$1,216,845	$(254,348)	(20.9)%
Average selling price of net new home orders	$621.0	$512.4	$108.6	21.2%
Cancellation rate	11.8%	6.7%	5.1%	76.1%
Absorption rate per average active selling community per quarter	6.8	8.8	(2.0)	(22.7)%
Average active selling communities	76	90	(14)	(15.6)%
Active selling communities at end of period	74	80	(6)	(7.5)%

Net new home orders decreased 34.7% over the prior year period and our absorption rate decreased 22.7% year over year. The lower levels of buyer traffic to many of our communities reduced the level of new home orders; we believe that the traffic decline starting in the middle of the second quarter was attributable to the recent rapid rise in interest rates as buyers sought to reevaluate their buying capacity as well as to inflationary impacts on consumer buying power. Despite the lower sales pace, our decline in new order revenues was smaller than the decline in orders at 20.9% as our average sales price on new orders rose by 21.2%.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 11.8% for the nine months ended September 30, 2022, compared to 6.7% for the nine months ended September 30, 2021. Our cancellation rate increase was driven by rapidly rising interest rates as well as customer concerns with the macroeconomic environment. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit may be returned to the prospective purchaser.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2022		2021
Home closings revenue	$1,268,329	100.0%	$886,488	100.0%
Cost of homebuilding units	874,389	68.9%	651,654	73.5%
Homebuilding gross margin	$393,940	31.1%	$234,834	26.5%

Mechanic’s lien contracts revenue	$5,596	100.0%	$3,148	100.0%
Cost of mechanic’s lien contracts	4,719	84.3%	2,482	78.8%
Mechanic’s lien contracts gross margin	$877	15.7%	$666	21.2%

Residential units revenue	$1,273,925	100.0%	$889,636	100.0%
Cost of residential units	879,108	69.0%	654,136	73.5%
Residential units gross margin	$394,817	31.0%	$235,500	26.5%

Cost of residential units for the nine months ended September 30, 2022 increased by $225.0 million, or 34.4%, compared to the nine months ended September 30, 2021, primarily due to the 8.9% increase in the number of new homes delivered, increasing levels of cost input prices, and more expensive homes delivered in the period.

Residential units gross margin for the nine months ended September 30, 2022 increased to 31.0%, compared to 26.5% for the nine months ended September 30, 2021, primarily due to overall price increases that outpaced the levels of cost input price increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	%
Lots revenue	$18,027	$15,184	$2,843	18.7%
Land revenue	34,752	$45,805	(11,053)	(24.1)%
Land and lots revenue	$52,779	$60,989	$(8,210)	(13.5)%
Lots closed	274	173	101	58.4%
Average sales price of lots closed	$65.8	$87.8	$(22.0)	(25.1)%

Lots revenue increased by 18.7% during the nine months ended September 30, 2022, driven by a 58.4% increase in the number of lots closed partially offset by a 25.1% decrease in the average lot price due to a higher number of entry level lots sold. Land revenue represents sales of tracts of land during the nine months ended September 30, 2022 and September 30, 2021. Such sales are opportunistic but are not generally in the ordinary course of business.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$121,510	$97,616	9.5%	10.6%
Land development	405	373	0.9%	1.1%
Corporate, other and unallocated (income) expense	(2,601)	(807)	—	—
Total selling, general and administrative expenses	$119,314	$97,182	9.0%	10.2%

The 1.2% decrease of total selling, general and administrative expenses as a percentage of revenue was primarily driven by the leverage of higher revenues without a corresponding increase in the level of overhead costs.

Builder Operations
The 1.1% decrease in selling, general and administrative expenses as a percentage of revenue for builder operations from 10.6% to 9.5% was primarily attributable to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expenses as a percentage of revenue for land development decreased by 0.2% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2022 was income of $2.6 million, compared to $0.8 million for the nine months ended September 30, 2021. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $19.9 million, or 41.8%, for the nine months ended September 30, 2022, compared to $14.0 million for the nine months ended September 30, 2021. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $7.3 million for the nine months ended September 30, 2022, compared to $6.2 million for the nine months ended September 30, 2021. The change is primarily due to an increase in title closing and settlement services of $1.1 million arising from higher volume of closings during the period.

Income Tax Expense
Income tax expense was $65.7 million for the nine months ended September 30, 2022 compared to $37.1 million for the nine months ended September 30, 2021. The increase was primarily due to higher taxable income.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2022 and December 31, 2021. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2022	December 31, 2021
Lots owned (1)
Central	18,998	17,767
Southeast	2,583	2,472
Total lots owned	21,581	20,239
Lots controlled (1)
Central	3,691	7,321
Southeast	618	1,061
Total lots controlled	4,309	8,382
Total lots owned and controlled (1)	25,890	28,621
Percentage of lots owned	83.4%	70.7%

(1) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Lots under third party option contracts	2,284	2,740
Land under option for future acquisition and development	307	3,826
Lots under option through unconsolidated development joint ventures	1,718	1,816
Total lots controlled	4,309	8,382

The following table presents additional information on the lots we owned as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Total lots owned	21,581	20,239
Land under option for future acquisition and development	307	3,826
Lots under option through unconsolidated development joint ventures	1,718	1,816
Total lots self-developed	23,606	25,881
Self-developed lots as a percentage of total lots owned and controlled	91.2%	90.4%

Liquidity and Capital Resources Overview
As of September 30, 2022 and December 31, 2021, we had $48.2 million and $77.2 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2022 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 28.0% as of September 30, 2022. In addition, as of September 30, 2022, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 25.5%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio to the closest GAAP financial measure as of September 30, 2022:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$393,269	$(48,203)	$345,066
Total Green Brick Partners, Inc. stockholders’ equity	1,009,240	—	1,009,240
Total capitalization	$1,402,509	$(48,203)	$1,354,306

Debt to total capitalization ratio	28.0%
Net debt to total capitalization ratio			25.5%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2022.

Debt Instruments
Secured Revolving Credit Facility – As of September 30, 2022, we had no amounts outstanding under our Secured Revolving Credit facility, down from $2.0 million as of December 31, 2021. Borrowings on the Secured Revolving Credit Facility have a maturity date of May 1, 2025 and bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate.

Unsecured Revolving Credit Facility – As of September 30, 2022, our $300.0 million Unsecured Revolving Credit Facility had a $45.0 million outstanding balance, an increase from no outstanding borrowings as of December 31, 2021. The borrowings on the Unsecured Revolving Credit Facility bear interest at a floating rate equal to either (a) for base rate advances, the highest of (1) the lender’s base rate, (2) the federal funds rate plus 0.5% and (3) the one-month LIBOR plus 1.0%, in each case plus 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR plus 2.5%. As of September 30, 2022, the interest rates on outstanding borrowings under the Unsecured Revolving Credit Facility ranged from 5.29% to 5.50% per annum during the three months ended September 30, 2022, an increase from the rate in the prior quarter of 3.76% to 4.01% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $300.0 million through December 14, 2024. In addition, the Unsecured Revolving Credit Agreement, as amended, permits us, without the consent of the other lenders, to request that one or more lenders increase their revolving credit commitments to provide an aggregate of $325.0 million of revolving credit commitments subject to compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants set forth therein.

Senior Unsecured Notes - As of September 30, 2022, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $337.5 million at September 30, 2022 and December 31, 2021, and $335.7 million as of September 30, 2022 up from $335.4 million as of December 31, 2021, respectively, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2022. Specifically, under the most restrictive covenants, we are required to maintain (1) a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0 and, as of September 30, 2022, our interest coverage on a last 12 months’ basis was 25.4 to 1.0, (2) a Consolidated Tangible Net Worth of no less than approximately $651.1 million and, as of September 30, 2022, we had $1,008.1 million and (3) maximum debt to total capitalization rolling average ratio of no more than 40.0% and, as of September 30, 2022, we had a rolling average ratio of 29.0%.

As of September 30, 2022, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. For additional information on our lines of credit and senior unsecured notes, refer to Note 4 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of September 30, 2022 and December 31, 2021 we had issued and outstanding 2,000,000 Depositary Shares, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the nine months ended September 30, 2022, we paid dividends of $2.1 million on the Series A Preferred Stock. On October 27, 2022, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on December 15, 2022 to stockholders of record as of December 1, 2022.

Cash Flows
The following summarizes our primary sources and uses of cash during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

•Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2022 was $31.3 million, compared to $114.5 million cash used during the nine months ended September 30, 2021. The net cash inflows for the nine months ended September 30, 2022 were primarily from cash generated from business operations of $248.3 million and the deferral of expense payments through a $38.2 million increase in accrued expenses, partially offset by an increase in inventory of $248.3 million.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 increased to $4.9 million, compared to $1.8 million for the nine months ended September 30, 2021.

•Financing activities. Net cash used for financing activities for the nine months ended September 30, 2022 was $53.0 million, compared to $135.7 million cash provided by financing activities during the nine months ended September 30, 2021. The cash outflows for the nine months ended September 30, 2022 were primarily from our stock repurchases of $101.5 million, partially offset by our net borrowings from lines of credit of $43.0 million.

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

As of September 30, 2022, the Company had earnest money deposits of $25.9 million at risk associated with contracts to purchase 3,186 lots past feasibility studies with an aggregate purchase price of approximately $231.1 million.

Guarantee
Refer to Note 5 in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We have historically experienced the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes five to nine months to construct a new home, we have typically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by current the macroeconomic environment, including the impact of rising interest rates on the homebuilding industry.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2022	432,346	$21.17	432,346	$48,683,000
August 1 - August 31, 2022	—	—	—	48,683,000
September 1 - September 30, 2022	—	—	—	48,683,000
Total	432,346	21.17	432,346

(1)    On April 27, 2022, the Board authorized a stock repurchase program authorizing us to repurchase, from time to time, up to an additional $100.0 million of our outstanding common stock (the “2022 Repurchase Plan”). As of September 30, 2022, the remaining dollar value of shares that may yet be purchased under the 2022 Repurchase Plan was approximately $48.7 million. This plan has no expiration and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. There were no other repurchase plans announced as of September 30, 2022.

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

Date:    November 2, 2022