Form 10-K
period 2022-12-31
Green Brick Partners, Inc.
filed 2023-02-27
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $518,560,146 as of June 30, 2022 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 22, 2023 was 46,032,886.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. and its subsidiaries (“Green Brick”, “the Company”, “we” or “us”) is a diversified homebuilding and land development company. We acquire and develop land and build homes through our eight brands of builders in five major markets. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Fort Worth (“DFW”) and Austin, Texas, Atlanta, Georgia, as well as the Treasure Coast, Florida area and Colorado Springs, Colorado. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities.

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

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. As of December 31, 2022, we owned or controlled approximately 25,500 home sites in high-growth submarkets throughout the DFW, Austin, and Atlanta metropolitan areas and the Treasure Coast, Florida market. We provide finished lots to our subsidiary builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction funding and strategic planning. Our Atlanta and Florida builders provide us with their local knowledge and relationships.

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
•Focus on Markets with a Favorable Growth Outlook and Strong Demand Fundamentals. We have chosen to focus our operations to sunbelt and sunbelt adjacent states because we believe that these markets offer attractive residential real estate investment characteristics, such as growing economies, improving levels of employment, and population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We currently generate income from home sales in Texas, Colorado, Florida, and Georgia. Each of these states experienced double-digit growth between 2010 and 2020 while the population of the US only grew 7.3%. In 2022, Texas, Florida and Georgia were ranked first, second and fourth, respectively in terms of population growth according to the U.S. Census Bureau.
•Strategically Increase Market Positions in our Existing Markets. We believe that there are significant opportunities to profitably expand in our core markets. As of December 31, 2022, we believe our extensive land and lot inventory will allow us to maximize our profitability and return on capital. In DFW, Austin, and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. In the Treasure Coast, we seek land in highly desirable, but limited, coastal regions that attract relocating homebuyers. We continuously review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results and will reallocate our investments when necessary.
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
•Disciplined Investment Strategy Combined with the Prudent Use of Leverage. We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. We believe that our strict operating discipline combined with our prudent use of financial leverage to continue to invest in our land acquisition, development and homebuilding businesses provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will continue to provide us with significant additional growth capital. As of December 31, 2022, our debt to total capitalization ratio was 25.7%.
•Targeted Expansion into Adjacent Markets. We currently intend to pursue targeted expansion of our entry-level builder, Trophy Signature Homes, into markets within our current states. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders. In this regard, in February 2022, we began our expansion into the Austin, TX market. In addition, we have traditionally, and may in the future, grow through the acquisition of homebuilders in our current markets or other markets that meet our demographic and economic growth criteria.

Our Builders and Homes

The following table presents general information about each of our builders, including the types of homes they build and their price ranges as of December 31, 2022.

Builder	Ownership	Market	Products Offered	Price Range
Trophy Signature Homes LLC (“Trophy”)	100%	DFW and Austin	Single family	$270,000 to $1,080,000
CB JENI Homes DFW LLC (“CB JENI”)	100%	DFW	Townhomes	$270,000 to $630,000
Normandy Homes (“Normandy”)	100%	DFW	Single family	$450,000 to $1,150,000
SGHDAL LLC (“Southgate”)	100%	DFW	Luxury homes	$760,000 to $1,570,000
CLH20 LLC (“Centre Living”)	90%	DFW	Townhomes and Single Family	$380,000 to $930,000
The Providence Group of Georgia LLC (“TPG”)	50%	Atlanta	Townhomes, Condominiums and Single Family	$360,000 to $1,200,000
GRBK GHO Homes LLC (“GRBK GHO”)	80%	Treasure Coast	Patio homes and Single Family	$340,000 to $2,290,000
GB Challenger, LLC (“Challenger”)	49.9%	Colorado Springs and Denver	Townhomes and Single Family	$330,000 to $820,000

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but not yet delivered. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2022 to be delivered during 2023. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2022	December 31, 2022			December 31, 2021
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
Trophy	25	28	143	$78,840	23	413	$246,668
CB JENI (1)	15	16	121	72,395	15	283	139,531
Southgate	4	4	38	44,045	4	158	131,455
Centre Living	4	3	22	12,352	5	45	24,289
TPG	19	20	111	77,431	19	352	200,405
GRBK GHO	9	9	102	84,032	8	229	127,508
Total (2)	76	80	537	$369,095	74	1,480	$869,856

(1)Includes Normandy Homes.
(2)GB Challenger is not included in the table above as Green Brick does not have a controlling financial interest in Challenger. Our investment in Challenger is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in our consolidated balance sheets.

In response to our customers expressed desire for an expedited and transparent sales process, we offer a selection of homes with simplified, all upgrades included options. Our Trophy Signature Homes and CB JENI X lines have been at the forefront of creating an honest, easy to follow, sales experience that seeks to offer simplified solutions with top-of-the-line finishes regardless of a homebuyer’s price range. We believe that this streamlined process and focus on operational efficiency has enabled us to react quickly to the rise of the work from home lifestyle of our homebuyers. As a result, we have launched updated plans with a focus on dedicated office spaces, home integrations with the newest technology, and the latest in energy-efficient solutions including tankless water heaters, high-efficiency LED lighting, ENERGY STAR rated appliances, and low flow bathroom fixtures.

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

Land Policy

Our land inventory strategy strives to provide us with a multi-year supply of lots for each of our brands for future homebuilding while limiting excess supply that would be subject to market cycle risk. With certain exceptions, we focus on the development of entitled parcels in communities where we can generally sell all lots and homes within 24 to 60 months from the start of sales. This focus allows us to limit exposure to land development and land risks while pursuing favorable returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land and lot options, and other flexible land acquisition arrangements. We are actively involved in every step of the land entitlement, home design, and construction processes with our builders.

Our land teams focus on acquiring well located land that will position us to deliver future earnings growth in 2023 and beyond. As of December 31, 2022, we had 25,527 lots owned and controlled. When excluding land held for future development, as of December 31, 2022, we had 18,952 lots owned and controlled.

Total Lots Owned and Controlled
30,000
25,000
20,000
15,000
10,000
5,000
—
2015
2016
2017
2018
2019
2020
2021
2022

Marketing and Sales Process

We sell our homes primarily from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. Our in-house sales force typically works from sales offices located in model homes in or near each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, virtual and in-person tours of model homes, and upgrade options. Sales personnel are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to appeal to the lifestyles of targeted homebuyers. We also sell homes through independent realtors.

We offer a preferred lender referral program through our mortgage joint venture to provide lending options to homebuyers in need of financing. We also offer homeowners a comprehensive warranty on each home. Homes are generally covered by an eight to ten-year warranty for structural concerns, one year for defects and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning parts and labor.

Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media, and e-mail marketing, all of which drive traffic to our builders’ websites. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, radio advertisements, other local and regional publications, and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted.

Financial Services

In addition to independently branded subsidiary homebuilders, Green Brick Partners retains 100% ownership in Green Brick Title and 49% ownership in BHome Mortgage. Our financial services help our customers bring their homebuying dreams into reality by providing mortgage and title services, allowing for a one-stop-shop solution. Through BHome Mortgage, our mortgage services buyers can expect personal attention from their first meeting through the closing of their new home. As part of the Green Brick Partners family, Green Brick Title’s unprecedented access to resources beyond those of a traditional title company enables us to always stay one step ahead of our competition and bring buyers unmatched customer service.

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, the rapid increase in the number of homes started during 2021 through the first half of 2022 caused shortages in the availability of such materials and in the price of services, thereby leading to delays in the delivery of homes and increased home construction prices. We continue to monitor the supply markets to achieve the best prices available. See “Risk Factors - Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.”

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically has taken five to nine months to construct a new home, we have historically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. Due to the significant increase in home demand and the more limited supply of both existing homes and speculative home inventory from all builders for the past two years, such seasonal patterns have been far less evident in our business operations.

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

At December 31, 2022, we had approximately 550 full-time employees, including approximately 500 who were involved in our homebuilding operations, with locations in Dallas-Ft. Worth and Austin, Texas, Atlanta, Georgia and the Treasure Coast, Florida, and approximately 50 in management and administration. Our operations are carried out through both local and centralized management. Our centralized management sets our strategy and leads decisions related to our land acquisition, national purchasing, marketing analytics, risk management, finance, cash management, capital allocation, human resources management, and IT support for our builders. Our homebuilder operations consist of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets, and include employees responsible for the design, construction oversight, marketing, and sales of our homes. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. Our ability to deliver our homes is dependent on the availability and quality of the subcontractors, such as electricians, plumbers, drywall installers, and bricklayers with whom we partner to build our homes. We do not have collective bargaining agreements relating to any of our employees. We offer our employees a compensation package with a broad range of company-paid benefits, including medical, dental, life insurance, and other health and welfare plans, that we believe are competitive.

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

Governmental Regulations and Environmental Regulation

Homebuilding Related Regulations. We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. Governing agencies may also require concessions or may require the developer to commit to providing roads and other offsite infrastructure, the costs of which can be substantial, and may require them to be in place prior to the commencement of new home construction. In addition, governing agencies may impose construction moratoriums which could subject us to delays or may preclude us entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.

Environmental Regulations. We are subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of the environment. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions, and the present and former uses of the site and adjoining properties. In some markets, we are subject to environmentally-sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts, and view restrictions. In those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

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
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. The U.S. housing market could be negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. These conditions, combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, could contribute to higher cancellation rates, decreased demand for housing, increased market inventory of new homes, reduced sales prices and increased pricing pressure. Lower demand for our homes, combined with lower sales prices or the offering of other incentives or concessions would also have an adverse impact on our margins. If demand for housing stalls or declines, we could experience declines in the market value of our inventory and demand for our lots, homes and construction loans, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in employment and median income levels, job growth, consumer confidence, interest rates, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and financial condition.

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
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers by increasing prices, we may not be able to offset cost increases with higher selling prices in a weak housing market. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation or may have to discount prices which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. The current and continued economic conditions of high inflation and rising interest rates, especially increases in mortgage rates, could lead to a decrease in demand for new homes. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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

We depend on the availability and satisfactory performance of subcontractors. Our business could be negatively affected if our subcontractors are not able to perform.
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
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and in supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. Significant increases in the demand for new homes result in extended lead times, supply shortages and price increases because of the heightened demand for the raw materials, products and appliances. For example, we have previously, and may in the future experience price increases, shortages and extensions to our lead time for the delivery of materials such as lumber, appliances and windows. This has and may continue to result in longer construction periods, delays in home closings and margin compression if we are unable to increase our sales prices accordingly.

The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which we may not be able to offset by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has at various times in recent years imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions that are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase which we may not be able to offset by raising home prices or which could slow our absorption due to constraints on market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to recruit, retain and develop highly skilled, competent employees may have a material adverse effect on our business and results of operations.
Our success depends on the continued performance of key employees, including management team members at both the corporate and homebuilder subsidiary levels. Our results of operations could suffer if any of the management team members decided to terminate their employment with us. Our ability to retain our management team or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management team members or a limitation in their availability could materially and adversely impact our business, liquidity, financial condition and results of operations. Such a loss could also be negatively perceived in the capital markets. We do not maintain key person insurance with respect to any member of our named executive officers.

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
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land is directly impacted by changes in consumer demand for housing. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable land or lots become more difficult to locate or obtain, the number of lots we may be able to develop and sell could decrease, the number of homes we may be able to build and sell could decrease and the cost of land could increase substantially, which could adversely impact our results of operations.

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
Before a community generates any revenue, time and material expenditures are required to acquire and prepare land, entitle and finish lots, obtain development approvals, pay taxes and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time that we acquire control of a property to the time that we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and meet our working capital requirements.

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
Our investments in our homebuilding subsidiaries have contributed to our historical growth and similar investments may be a component of our growth strategy in the future. We may make additional strategic investments, enter into new joint venture or partnership arrangements or acquire businesses, some of which may be significant. These endeavors may involve significant risks and uncertainties, including distraction of management from current operations, significant start-up costs, insufficient revenues to offset expenses associated with these new investments and inadequate return on capital in these investments, any of which may adversely affect our financial condition and results of operations. Our failure to successfully identify and manage future investments, joint ventures, partnerships or acquisitions could harm our results of operations.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets decline.
In the DFW metropolitan area, we primarily operate in the counties of Dallas, Collin, Denton, Ellis, Rockwall, Tarrant, Kaufman, Hunt, and Johnson. In Austin, we primarily operate in the counties of Bastrop and Travis. In Atlanta, we primarily operate in the counties of Fulton, Gwinnett, Cobb, Forsyth, Cherokee and Dekalb. In Florida, we primarily operate in the counties of Indian River and St. Lucie. We may not realize our favorable growth outlook if housing demand and population growth stagnate or decrease in our core markets. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW, Austin, Atlanta or Treasure Coast markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to decline and adversely affect our business, financial condition and results of operations.

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

In addition, the federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the Federal Housing Administration (the “FHA”) and the Veterans Administration (“VA”). The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may significantly revise the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into sales contracts with homebuyers but not yet delivered. Although these sales contracts require a cash deposit, a homebuyer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of state or local laws and our contract provisions. If home prices decline, the national or local homebuilding environment or general economy weakens, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase or the availability of mortgage financing tightens, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations could have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

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

Our results of operations could be adversely impacted by negative events at, or performance of, our partially owned controlled builders.
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

The effectiveness of our management, the value of our expertise and the rapport we maintain with our controlled builders are important factors for new builders considering doing business with us and may affect our ability to attract homebuyers, subcontractors, employees or others upon whom our business and results of operations ultimately depend. Further, our relationships with our controlled builders generate additional business opportunities that support our growth. If we are unable to maintain good relationships with our controlled builders, we may be unable to fully take advantage of existing agreements, expand our relationships with these controlled builders or capitalize on future opportunities with additional builders.

In Atlanta, we sell lots to one of our controlled builders for its homebuilding operations and provide it loans to finance home construction. If our controlled builder fails to successfully execute its business strategies for any reason, it may be unable to purchase lots from us, repay outstanding construction finance loans made by us or borrow from us in the future, any of which could negatively impact our business, financial condition and results of operations.

Increases in the after-tax costs of owning a home could reduce demand for our homes and lots.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made major changes to the Internal Revenue Code that, in part, affect the after-tax cost of owning a home. Specifically, the Tax Act limited the ability of homebuyers to deduct (i) property taxes, (ii) mortgage interest, and (iii) state and local income taxes. The annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. These changes increased the after-tax cost of owning a new home for many of our potential homebuyers and the potential homebuyers of our homebuilding customers.

If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers.

The loss or reduction of homeowner tax deductions that have historically been available has reduced and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

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
Competition in the land development and homebuilding industries in our markets is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact our margins and revenues. Our business, liquidity, financial condition and results of operations could be materially and adversely affected if we are unable to compete successfully. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, competitors may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. Our homebuilding business also competes for sales with individual resales of existing homes and with available rental housing.

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
We are subject to several local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws that apply to any given homebuilding or development site vary according to multiple factors, including the site location, environmental conditions and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding and land development activity in environmentally sensitive regions or areas. In addition, when an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance because of past failures. Any such actions taken with respect to our business may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

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

There has been an increase in cyber-attacks in recent years. Breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers or our business partners, which could require us to incur significant expense to address and resolve such issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, and any significant disruption of our business could have a material and adverse effect on our reputation resulting in the loss of customers, sales and revenue.

Data protection and privacy laws continue to evolve and become more complex in various U.S. federal and state jurisdictions. Such regulatory changes, variations in requirements across jurisdictions and ongoing discussions about a national privacy law could present compliance challenges. The costs of complying with such changes could adversely affect our business.

We maintain insurance coverage for potential breaches but the costs to remedy a breach may not be fully covered by our insurance. We provide employee awareness training of cybersecurity threats and utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. While we have not had a significant cybersecurity breach or attack that had a material impact on our business or operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology systems will be effective or that attempted breaches would not be successful in the future.

Product liability and warranty claims and litigation that arise in the ordinary course of business may be costly, which could adversely affect our business.
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly and once claims are asserted, it can be difficult to determine the extent to which the assertion will expand geographically. In addition, the costs of insuring against construction defect and product liability claims are high. This coverage may be restricted and become more costly in the future. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.

We self-insure some of our risks through a wholly-owned insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured liability. These estimated costs are based on an analysis of our historical claims and industry data and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of products we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors.

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

Shortages or extreme fluctuations in the availability of natural resources and utilities could have an adverse effect on our operations.
The markets in which we operate may in the future be subject to utility or other resource shortages, including significant changes to the availability of electricity and water. Shortages of natural resources in our markets, particularly shortages of water, may make it more difficult for us to obtain regulatory approval for new developments. We may experience material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. Furthermore, these shortages and interest rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes, lots and construction loans and negatively affect our business and results of operations.

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

Negative publicity could adversely affect our reputation and business
Our success also depends on our reputation and our brand image. Any unfavorable media coverage related to our industry, brand, personnel or operations may adversely affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Negative publicity spreads quickly through the use of electronic communication, including social media outlets, websites, “tweets”, blogs and other digital platforms. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Negative publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous and operating in the land development and homebuilding industries poses certain inherent health and safety risks. Our health and safety performance is critical to the success of our business given regulatory requirements on points. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities and our ability to attract employees, subcontractors and homebuyers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to laws and regulations related to workers’ health and safety, and there are efforts to subject homebuilders like us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control.

Our business and financial results could be adversely affected by the failure of persons who act on our behalf to comply with applicable regulations and guidelines.
Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Should we learn of practices relating to homes we build that do not comply with applicable regulations or guidelines, lots we develop or financing we provide, we would move actively to stop the non-complying practices as soon as possible and would take disciplinary action with regard to employees who were aware of the practices and did not take steps to address them, including terminating their employment when necessary. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured due to the occurrence of such practices.

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
In 2020, we established a joint venture, BHome Mortgage, to provide mortgage related services to homebuyers. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could have an adverse effect on our results of operations.

Risks Related to Our Financing and Capital Structure

We may be unable to obtain suitable bonding for the development of our housing projects
We are periodically required to provide bonds to governmental authorities and others to ensure the completion of our projects and these bonds are generally not released until all development and construction activities to which they relate are completed. Depending on market conditions, surety providers may be reluctant to issue new bonds and may request credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds for our future projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

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

Risks Related to Ownership of Our Common Stock

Future issuances of our common stock or Series A preferred stock could adversely affect the market for our common and preferred stock or dilute the ownership interest of our stockholders.
We are not restricted from issuing additional shares of our authorized common stock or Series A preferred stock, including securities that could be converted into or exchanged for, or that represent the right to receive, shares of our common or preferred stock. For example, in December 2021, we offered 2,000,000 depositary shares representing shares of our 5.75% cumulative perpetual preferred stock. If we issue a substantial number of shares of common or Series A preferred stock, or depositary shares representing interests in our preferred stock, or if the expectation of such issuances is broadly disseminated in the market, including in connection with any acquisitions, the market price for our common, preferred or depositary shares could be adversely affected, and our stockholders’ interest could be diluted. Our decision to issue equity securities will depend on market conditions and other factors, and we cannot predict or estimate with certainty the amount, timing or nature of potential future issuances. Accordingly, our stockholders bear the risk that such future equity issuances could reduce market price and dilute their stock holding with us. As of December 31, 2022, we had 46,032,930 shares of common stock and 2,000 shares of Series A preferred stock outstanding.

Our common and preferred stock are equity securities and are subordinate to our existing and future indebtedness and effectively subordinated to all indebtedness and other non-equity claims against our subsidiaries.
Shares of our common stock and preferred stock are equity interests and do not constitute indebtedness. Accordingly, shares of our common stock and depositary shares, which represent a fractional interest in our Series A preferred stock, will rank junior to all of our existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock), to the indebtedness and other liabilities of our existing or future subsidiaries, and to other non-equity claims against us and our assets available to satisfy claims against us, including in the event of liquidation. Moreover, holders of our depositary shares and outstanding preferred stock have preferential dividend and liquidation rights compared to holders of our common stock. We are permitted to incur additional debt. In the event of a bankruptcy, liquidation, dissolution or winding-up of our affairs, lenders and holders of our debt securities would receive distributions of our available assets prior to holders of our common stock, depositary shares and other outstanding preferred stock. Additionally, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

Certain large stockholders own a significant percentage of our shares and exert significant influence over us. Their interests may not coincide with ours and they may make decisions with which we may disagree.
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 37.2% and 3.4%, respectively, of our voting power. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control within us and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Certain large stockholders’ shares have been and may in the future be sold into the market, which could cause the market price of our common stock to decrease significantly.
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In December 2020, 24,118,668 shares held by Greenlight were registered for resale on Form S-3 in accordance with the registration rights agreement. These shares may be sold in the market at any time, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, 16,600,508 shares were held by Greenlight.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock trades on The New York Stock Exchange under the ticker symbol “GRBK”.

Holders of Record
On February 22, 2023, there were 59 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 22, 2023, there were 46,032,886 common shares outstanding.

Dividends on Common Shares
We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain our available cash for general corporate purposes. Payment of future dividends, if any, will be at the discretion of our Board of Directors (the “Board”) and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board deems relevant.

Common Stock Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Russell 3000 Index and the S&P Homebuilders Select Industry Index for the five year period that commenced December 31, 2017 and ended December 31, 2022.

Comparison of Five-Year Cumulative Return
$300
$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Green Brick Partners, Inc
Russell 3000 Index
S&P Homebuilders Select Industry Index

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) our goals and strategies and their anticipated benefits, including expansion into new markets; (3) our intentions and the expected benefits and advantages of our product and land positioning strategies; (4) our expectations regarding future finished lots, the quality of those lots and the timing of backlog fulfillment; (5) expectations regarding our industry and our business in 2023 and beyond; (6) the contribution of certain market factors to our growth; (7) our land and lot acquisition strategy; (8) the sufficiency of our capital resources to support our business strategy and to service our debt; (9) the impact of new accounting standards and changes in accounting estimates; (10) trends and expectations regarding sales prices, sales orders, sales pace, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (11) our future cash needs; (12) our strategy to utilize leverage to invest in our business; (13) seasonal factors and the impact of seasonality in future quarters; (14) our expectations regarding access to additional growth capital; (15) our expectations regarding future land revenue recognition; (16) our ability to adapt to changing market conditions and (17) the disposition of legal claims and related contingencies.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. These risks include, but are not limited to: (1) general economic conditions in our markets, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including interest and unemployment rates, that could adversely impact demand for new homes or the ability of our buyers to qualify; (3) shortages, delays or increased costs of raw materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor, (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected timeframes and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2022, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to the number of sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the year ended December 31, 2021, are provided below:

Year Ended
December 31, 2022
Home deliveries	Increased by 2.9%
Home closings revenue	Increased by 30.0%
Average sales price of homes delivered	Increased by 26.3%
Net new home orders	Decreased by 30.8%

The expansion of our revenues year over year is primarily attributable to the strong performance of our Trophy division, growth in the average selling price of homes, the impact of macroeconomic factors, and an influx of millennial first-time home buyers during the first half of the year. The significant increase in new home construction in our markets has, in turn, led to increased demand for labor and the raw materials, products and appliances for new homes. Due to the increased demand, we have experienced increases in cost and decreased availability of skilled labor as well as increases, shortages, and significant extensions to our lead time for the delivery of key materials and inputs. Additionally, the recent rapid rise in interest rates as well as the inflationary impact on buying power has impacted the ability of some buyers to qualify for mortgages in spite of unsatisfied demand for homes and the continued undersupply of existing and new home inventory.

2022 Developments

From October 2021 to October 2022, homes in the DFW and Atlanta markets appreciated by 13.5% and 14.9%, respectively, compared to 8.6% average appreciation for 20 major U.S. metropolitan areas (Source: S&P Dow Jones Indices & CoreLogic, October 31, 2022). Among the 12 largest metropolitan areas in the country, the Dallas and Atlanta areas ranked third and sixth, respectively, in annual rate of job growth from November 2021 to November 2022 (Source: US Bureau of Labor Statistics, November 2022). We believe that we operate in two of the most desirable housing markets in the nation and that increasing demand and supply constraints in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	%
Home closings revenue	$1,696,911	$1,305,620	$391,291	30.0%
Mechanic’s lien contracts revenue	7,040	4,067	2,973	73.1%
Residential units revenue	$1,703,951	$1,309,687	$394,264	30.1%
New homes delivered	2,916	2,834	82	2.9%
Average sales price of homes delivered	$581.9	$460.7	$121.2	26.3%

The $394.3 million increase in residential units revenue was driven by the 26.3% increase in the average sales price of homes delivered for the year ended December 31, 2022 and the 2.9% increase in the number of homes delivered. The increase in the average sales price of homes delivered for the year ended December 31, 2022 was attributable to overall price increases driven by high demand and low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	%
Net new home orders	1,973	2,851	(878)	(30.8)%
Revenue from new net home orders	$1,210,315	$1,488,613	$(278,298)	(18.7)%
Average selling price of net new home orders	$613.4	$522.1	$91.3	17.5%
Cancellation rate	13.8%	7.7%	6.1%	79.2%
Absorption rate per average active selling community per quarter	6.5	8.2	(1.7)	(20.7)%
Average active selling communities	76	87	(11)	(12.6)%
Active selling communities at end of period	80	74	6	8.1%
Backlog	$369,095	$869,856	$(500,761)	(57.6)%
Backlog units	537	1,480	(943)	(63.7)%
Average sales price of backlog	$687.3	$587.7	$99.6	16.9%

Net new home orders decreased by 30.8% over the prior year period and our absorption rate per average active selling community decreased 20.7% year over year. The lower levels of buyer traffic to many of our communities reduced the level of new home orders; we believe that the traffic decline starting in the second quarter was attributable to the recent rapid rise in interest rates as buyers reevaluated their buying capacity as well as the inflationary impact on consumer buying power and consumer confidence. Despite the lower sales pace, our decline in new order revenues was smaller than the decline in orders at 18.7% as our average sales price on new orders rose by 17.5%.

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Upon a cancellation, the customer deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 13.8% for the year ended December 31, 2022, compared to 7.7% for the year ended December 31, 2021. Our cancellation rate increase was driven by rapidly rising interest rates as well as customer concerns with the macroeconomic environment. Sales contracts relating to homes in backlog may be canceled by the prospective purchaser for a number of reasons, such as the prospective purchaser’s inability to obtain suitable mortgage financing.

Backlog declined by 57.6% with a 63.7% drop in backlog units, offset by a 16.9% increase in the average sales price of backlog units. The drop in backlog units is a function of the lower levels of new home orders described above as well as an increase in our cancellation rate. With the volatility in interest rates, customers also are demonstrating a strong preference for inventory spec homes that are nearing completion. As a result, homes spend a shorter amount of time in backlog, thereby creating a smaller total backlog level. The increase in average sales price was attributable to overall price increases driven by high demand and low supply of inventory.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2022		2021
Home closings revenue	$1,696,911	100.0%	$1,305,620	100.0%
Cost of homebuilding units	1,190,782	70.2%	961,115	73.6%
Homebuilding gross margin	$506,129	29.8%	$344,505	26.4%

Mechanic’s lien contracts revenue	$7,040	100.0%	$4,067	100.0%
Cost of mechanic’s lien contracts	6,132	87.1%	3,249	79.9%
Mechanic’s lien contracts gross margin	$908	12.9%	$818	20.1%

Residential units revenue	$1,703,951	100.0%	$1,309,687	100.0%
Cost of residential units	1,196,914	70.2%	964,364	73.6%
Residential units gross margin	$507,037	29.8%	$345,323	26.4%

Cost of residential units for the year ended December 31, 2022 increased by $232.6 million, or 24.1%, compared to the year ended December 31, 2021, primarily driven by the increasing levels of input prices and more expensive homes delivered during the period.

Residential units gross margin for the year ended December 31, 2022 increased to 29.8%, compared to 26.4% for the year ended December 31, 2021, primarily due to overall price increases that outpaced the levels of cost increases.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	%
Lots revenue	$19,090	$24,866	$(5,776)	(23.2)%
Land revenue	34,752	68,323	(33,571)	(49.1)%
Land and lots revenue	$53,842	$93,189	$(39,347)	(42.2)%
Lots closed	288	323	(35)	(10.8)%
Average sales price of lots closed	$66.3	$77.0	$(10.7)	(13.9)%
The 23.2% decrease in lots revenue was driven by the 10.8% decrease in the number of lots closed from a higher proportion of lots developed for internal use. The average lot price decreased by 13.9% due to a higher number of entry level lots sold. Land revenue represents sales of tracts of land during the years ended December 31, 2022 and 2021; such sales are opportunistic but are not generally in the ordinary course of business.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2022	2021	2022	2021
Builder operations	$166,816	$135,464	9.7%	10.1%
Land development	621	880	1.3%	1.4%
Corporate, other and unallocated (income) expense	(3,494)	(2,075)	—%	—%
Total selling, general and administrative expenses	$163,943	$134,269	9.3%	9.6%

Total selling, general and administrative expense as a percentage of revenue modestly improved to 9.3% from 9.6% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Builder Operations
The decrease in selling, general and administrative expense as a percentage of revenue for builder operations from 10.1% to 9.7% was primarily attributable to an increase in builder operations revenues without a corresponding increase in the level of overhead costs. Builder overhead expenditures include salaries, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Land Development
Selling, general and administrative expense as a percentage of revenue for land development remained relatively flat for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2022 was income of $3.5 million, compared to income of $2.1 million for the year ended December 31, 2021. The change is primarily due to an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $25.6 million, or 30.0%, for the year ended December 31, 2022, compared to $19.7 million for the year ended December 31, 2021, primarily due to an increase in earnings from GB Challenger. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $11.8 million for the year ended December 31, 2022, compared to $9.5 million for the year ended December 31, 2021. The change is primarily due to customer deposits forfeited during the year ended December 31, 2022.

Income Tax Expense
Income tax expense increased to $82.5 million for the year ended December 31, 2022 from $52.6 million for the year ended December 31, 2021. The increase was driven by a reduced benefit in the Energy Efficient Tax Homes Tax Credit, change in state tax rates in Florida and Colorado, and a higher taxable income during the year ended December 31, 2022.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
For discussion and analysis of our results of operations for the year ended December 31, 2021 as well as for comparison to our results of operations for the year ended December 31, 2020, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2022 and December 31, 2021. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	December 31, 2022			December 31, 2021
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	1,901	998	2,899	1,328	797	2,125
Lots in communities under development	10,309	1,698	12,007	16,439	1,675	18,114
Land held for future development(1)	6,575	—	6,575	—	—	—
Total lots owned	18,785	2,696	21,481	17,767	2,472	20,239

Lots controlled
Lots under third party option contracts	2,212	6	2,218	2,670	70	2,740
Land under option for future acquisition and development	110	18	128	3,318	508	3,826
Lots under option through unconsolidated development joint ventures	1,289	411	1,700	1,333	483	1,816
Total lots controlled	3,611	435	4,046	7,321	1,061	8,382
Total lots owned and controlled (2)	22,396	3,131	25,527	25,088	3,533	28,621
Percentage of lots owned	83.9%	86.1%	84.2%	70.8%	70.0%	70.7%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Total lots owned	21,481	20,239
Land under option for future acquisition and development	128	3,826
Lots under option through unconsolidated development joint ventures	1,700	1,816
Total lots self-developed	23,309	25,881
Self-developed lots as a percentage of total lots owned and controlled	91.3%	90.4%

Liquidity and Capital Resources Overview
We had $76.6 million and $77.2 million of unrestricted cash as of December 31, 2022 and December 31, 2021, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

For the year ended December 31, 2022, our principal uses of capital were home construction, land purchases, land development, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development have previously occurred.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes and notes payable, net of debt issuance costs, divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 25.7% as of December 31, 2022. Additionally, as of December 31, 2022, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 21.5%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the SEC. Net debt to total capitalization is calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating our financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of December 31, 2022.

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$367,842	$(76,588)	$291,254
Total Green Brick Partners, Inc. stockholders’ equity	1,061,907	—	1,061,907
Total capitalization	$1,429,749	$(76,588)	$1,353,161

Debt to total capitalization ratio	25.7%	—	—
Net debt to total capitalization ratio	—	—	21.5%

Key Sources of Liquidity

Our key sources of liquidity were funds generated by operations and provided by borrowings during the year ended December 31, 2022.

Debt Instruments

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Secured Revolving Credit Facility	$—	$2,000
Unsecured Revolving Credit Facility	20,000	—
Debt issuance costs, net of amortization	(2,605)	(2,738)
Total borrowings on lines of credit, net	$17,395	$(738)

Secured Revolving Credit Facility – As of December 31, 2022, we had no outstanding amounts under our Secured Revolving Credit Facility, compared to $2.0 million as of December 31, 2021. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of December 31, 2022, we had $20.0 million outstanding under our Unsecured Revolving Credit facility. We had no outstanding amounts as of December 31, 2021. On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million, replaced the Eurodollar rate, and extended the termination date by one year to December 14, 2025. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As of December 31, 2022, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 6.9% per annum. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $325.0 million through December 14, 2025.

Senior Unsecured Notes - As of December 31, 2022, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $335.8 million as of December 31, 2022, up from $335.4 million as of December 31, 2021, respectively, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2022. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of December 31, 2022, our interest coverage on a last 12 months’ basis was 24.1 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $678.8 million. As of December 31, 2022, our Consolidated Tangible Net Worth was $1,060.6 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of December 31, 2022, we had a rolling average ratio of 27.1%.

As of December 31, 2022, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For more detailed information on our lines of credit, refer to Note 8 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Preferred Equity

As of December 31, 2022 and December 31, 2021 we had issued and outstanding 2,000,000 Depositary Shares, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During the year ended December 31, 2022, we paid dividends of $2.8 million on the Series A Preferred Stock. As the series A Preferred Stock was issued in December 2021, no dividend payments were made during the year ended December 31, 2021. On February 14, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2023 to stockholders of record as of March 1, 2023.

Registration Statements

In December 2020, we filed with the SEC a shelf registration statement on Form S-3 registering up to $500 million of securities, including shares of common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

•Operating activities. Net cash provided by operating activities for the year ended December 31, 2022 was $90.7 million, compared to a $92.4 million use of cash from operating activities during the year ended December 31, 2021. The net cash inflows for the year ended December 31, 2022 were primarily generated from business operations of $314.0 million, partially offset by an increase in inventory of $217.6 million.

•Investing activities. Net cash used in investing activities for the year ended December 31, 2022 increased to $6.5 million compared to $2.0 million for the year ended December 31, 2021. The increase in cash outflows was primarily due to a $3.6 million capital contribution to our joint venture GBTM Sendera, LLC during the year ended December 31, 2022.

•Financing activities. Net cash used in financing activities for the year ended December 31, 2022 was $84.5 million, compared to a $154.3 million source of cash during the year ended December 31, 2021. The cash outflows for the year ended December 31, 2022 were primarily for share repurchases of $101.5 million, partially offset by net borrowings from lines of credit of $18.0 million.

For discussion and analysis our cash flows for the year ended December 31, 2021 as well as for comparison to our cash flows for the year ended December 31, 2020, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts with third-party developers to procure lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfying certain requirements, including obtaining applicable property and development entitlements.

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

Our utilization of lot option contracts is dependent on, among other things, our supply of internally developed lots, the availability of land sellers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the land seller.

As of December 31, 2022, we had earnest money deposits of $24.6 million at risk associated with contracts to purchase 2,923 lots past feasibility studies with an aggregate purchase price of approximately $219.8 million.

Letters of Credit and Performance Bonds
Refer to Note 18 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of letters of credit and performance bonds outstanding.

Guarantee
Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our guarantee in relation to our joint venture with EJB River Holdings, LLC (“EJB River Holdings”).

Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions. Management believes that the following accounting area is most critical to the portrayal of our financial condition and results of operations and requires the most subjective or complex judgments.

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

For our builder operations segments, during each reporting period, contribution margins on closed homes, average margins of homes under construction, and forecasted margins for future starts are reviewed at a community level by management. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to our “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves comparing anticipated lot sale revenues to projected costs (i.e. lot gross margins). For lots designated for our builders, we review land for indicators of impairment on a consolidated level for each community, looking at overall projected home contribution margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, such as development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

For each real estate asset that has an indicator of impairment, we analyze whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining, future projected lot takedowns, or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its judgment to project potential cost increases. In determining the estimated cash flows for land held for sale, management considers recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, and similar information. When projecting revenue, management does not assume improvement in market conditions.

If the estimated undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including the timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development activities, construction and delivery timelines, market risk of price erosion, uncertainty of development or construction cost increases, and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary among communities. When deemed appropriate, we use recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, or similar information as inputs to estimate the fair value of certain real estate assets.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2022, we had $20.0 million outstanding on these lines of credit.

For fixed rate debt, such as our senior unsecured notes, changes in interest rates have an impact on the fair value of the debt instrument, not on our earnings or cash flows.

The following table provides information about our significant fixed rate instruments that are sensitive to changes in interest rates. Our debt obligations, annual maturity amounts, weighted average interest rates, and estimated fair market value of our senior unsecured notes for the year ended December 31, 2022 are summarized below (amounts in thousands):

	Years ended December 31,
	2023	2024	2025	2026	2027	2028	2029	Total	Fair Value at December 31, 2022
Liabilities:
Senior unsecured notes
Principal repayments	$—	37,500	37,500	75,000	62,500	55,000	70,000	337,500	306,129
Weighted Average interest rate	3.43%	3.43%	3.42%	3.37%	3.27%	3.25%	3.25%	3.38%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $1,422 million as of December 31, 2022. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

If future results are not consistent with the Company’s assumptions and estimates, including future events such as deterioration of market conditions or significant changes in the absorption rates, changes in the assumptions could have a significant impact on the determination of indicators of potential impairment.

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
b.We evaluated the completeness and appropriateness of management’s assessment of qualitative and quantitative impairment indicators by community.
c.We tested management’s process of identifying potential indicators of impairment by comparing actual contribution margins on closed homes to management’s target contribution margin to identify communities averaging below the target and identifying communities with significantly declining margins and/or increasing costs.
d.We evaluated the reasonableness of the key inputs and assumption used in management’s undiscounted cash flow analyses and fair value determinations, as necessary, by comparing the assumptions to historical information, recalculated mathematical accuracy of management’s calculations, independent analysis, current year actual financial information and third-party resources.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.
PCAOB ID: 49

Dallas, Texas
February 27, 2023

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$76,588	$77,166
Restricted cash	16,682	16,388
Receivables	5,288	6,871
Inventory	1,422,680	1,203,743
Investments in unconsolidated entities	74,224	55,616
Right-of-use assets - operating leases	3,458	4,596
Property and equipment, net	2,919	2,812
Earnest money deposits	23,910	26,008
Deferred income tax assets, net	16,448	15,741
Intangible assets, net	452	537
Goodwill	680	680
Other assets	12,346	11,709
Total assets	$1,655,675	$1,421,867
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$51,804	$45,682
Accrued expenses	91,281	61,351
Customer and builder deposits	29,112	64,610
Lease liabilities - operating leases	3,582	4,745
Borrowings on lines of credit, net	17,395	(738)
Senior unsecured notes, net	335,825	335,446
Notes payable	14,622	210
Total liabilities	543,621	511,306
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	29,239	21,867
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of December 31, 2022 and 2021, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 46,032,930 issued and outstanding as of December 31, 2022 and 51,151,911 and 50,759,972 issued and outstanding as of December 31, 2021, respectively	460	512
Treasury stock, at cost: none as of December 31, 2022 and 391,939 shares as of December 31, 2021	—	(3,167)
Additional paid-in capital	259,410	289,641
Retained earnings	754,341	539,866
Total Green Brick Partners, Inc. stockholders’ equity	1,061,907	874,548
Noncontrolling interests	20,908	14,146
Total equity	1,082,815	888,694
Total liabilities and equity	$1,655,675	$1,421,867

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Residential units revenue	$1,703,951	$1,309,687	$930,176
Land and lots revenue	53,842	93,189	45,845
Total revenues	1,757,793	1,402,876	976,021
Cost of residential units	1,196,914	964,364	705,866
Cost of land and lots	37,854	76,453	35,551
Total cost of revenues	1,234,768	1,040,817	741,417
Total gross profit	523,025	362,059	234,604
Selling, general and administrative expenses	(163,943)	(134,269)	(112,134)
Change in fair value of contingent consideration	—	—	(368)
Equity in income of unconsolidated entities	25,626	19,713	16,654
Other income, net	11,757	9,483	4,057
Income before income taxes	396,465	256,986	142,813
Income tax expense	82,468	52,605	25,016
Net income	313,997	204,381	117,797
Less: Net income attributable to noncontrolling interests	22,097	14,171	4,104
Net income attributable to Green Brick Partners, Inc.	$291,900	$190,210	$113,693

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$6.07	$3.75	$2.25
Diluted	$6.02	$3.72	$2.24
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	47,648	50,700	50,568
Diluted	47,987	51,060	50,795

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	50,879,949	$509	—	$—	(391,939)	$(3,167)	$290,799	$235,027	$523,168	$13,227	$536,395
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	249,617	3	—	—	—	—	1,597	—	1,600	—	1,600
Withholdings from vesting of restricted stock awards	(75,708)	(1)	—	—	—	—	(591)	—	(592)	—	(592)
Amortization of deferred share-based compensation	—	—	—	—	—	—	497	—	497	—	497
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	940	—	940	—	940
Increase in ownership in CB JENI Homes	—	—	—	—	—	—	—	936	936	(936)	—
Contributions	—	—	—	—	—	—	—	—	—	400	400
Distributions	—	—	—	—	—	—	—	—	—	(5,251)	(5,251)
Net income	—	—	—	—	—	—	—	113,693	113,693	1,727	115,420
Balance at December 31, 2020	51,053,858	$511	—	$—	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,371	2	—	—	—	—	2,436	—	2,438	—	2,438
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	—	—	(833)	—	(834)	—	(834)
Issuance of preferred stock	—	—	2,000	47,696	—	—	—	—	47,696	—	47,696
Amortization of deferred share-based compensation	—	—	—	—	—	—	640	—	640	—	640
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(5,844)	—	(5,844)	—	(5,844)
Distributions	—	—	—	—	—	—	—	—	—	(6,606)	(6,606)
Net income	—	—	—	—	—	—	—	190,210	190,210	11,585	201,795
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Green Brick Partners, Inc. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	163,932	1	—	—	—	—	2,751	—	2,752	—	2,752
Withholdings from vesting of restricted stock awards	(46,415)	—			—	—	(1,074)	—	(1,074)	—	(1,074)
Amortization of deferred share-based compensation	—	—	—	—	—	—	811	—	811	—	811
Dividends	—	—	—	—	—	—	—	(2,812)	(2,812)	—	(2,812)
Share repurchases	—	—	—	—	(4,844,559)	(101,463)	—	—	(101,463)	—	(101,463)
Retirement of treasury shares	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,755)	—	(2,755)	—	(2,755)
Distributions	—	—	—	—	—	—	—	—	—	(10,718)	(10,718)
Net income	—	—	—	—	—	—	—	291,900	291,900	17,480	309,380
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$313,997	$204,381	$117,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,367	2,744	3,666
(Gain) loss on disposal of property and equipment, net	(377)	150	36
Share-based compensation expense	3,477	3,078	2,097
Change in fair value of contingent consideration	—	—	368
Deferred income taxes, net	(707)	(365)	(114)
Equity in income of unconsolidated entities	(25,626)	(19,713)	(16,654)
Allowances for option deposits and pre-acquisition costs	966	223	1,513
Distributions of income from unconsolidated entities	11,483	10,548	10,936
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,583	(1,647)	(504)
Increase in inventory	(217,598)	(358,270)	(90,345)
Decrease (increase) in earnest money deposits	2,021	(3,772)	(9,069)
(Increase) decrease in other assets	(1,551)	2,054	(3,739)
Increase (decrease) in accounts payable	6,122	21,161	(5,523)
Increase in accrued expenses	30,017	20,935	15,760
Payment of contingent consideration in excess of acquisition date fair value	—	(368)	(5,267)
(Decrease) increase in customer and builder deposits	(35,498)	26,479	14,177
Net cash provided by (used in) operating activities	90,676	(92,382)	35,135
Cash flows from investing activities:
Investments in unconsolidated entities	(4,465)	(8)	(10,431)
Purchase of property and equipment, net of disposals	(2,012)	(2,025)	(2,903)
Net cash used in investing activities	(6,477)	(2,033)	(13,334)
Cash flows from financing activities:
Borrowings from lines of credit	420,000	749,800	354,500
Repayments of lines of credit	(402,000)	(855,800)	(412,500)
Borrowings from senior unsecured notes	—	225,000	37,500
Proceeds from notes payable	14,472	209	10,714
Repayments of notes payable	(60)	(2,124)	(8,590)
Payments of debt issuance costs	(829)	(2,901)	(527)
Payments of withholding tax on vesting of restricted stock awards	(1,074)	(834)	(592)
Share repurchases	(101,463)	—	—
Net proceeds from issuance of preferred shares	—	47,696	—
Dividends paid	(2,811)	—	—
Contributions from noncontrolling interests	—	—	400
Distributions to redeemable noncontrolling interest	—	(106)	(5,251)
Distributions to noncontrolling interests	(10,718)	(6,606)	(1,505)
Net cash (used in) provided by financing activities	(84,483)	154,334	(25,851)
Net (decrease) increase in cash and cash equivalents and restricted cash	(284)	59,919	(4,050)
Cash and cash equivalents, beginning of period	77,166	19,479	33,269
Restricted cash, beginning of period	16,388	14,156	4,416
Cash and cash equivalents and restricted cash, beginning of period	$93,554	$33,635	$37,685
Cash and cash equivalents, end of period	76,588	77,166	19,479
Restricted cash, end of period	16,682	16,388	14,156
Cash and cash equivalents and restricted cash, end of period	$93,270	$93,554	$33,635

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$85,445	$47,288	$20,541
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission.

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

Restricted Cash

Restricted cash primarily relates to cash held in escrow for land development and title activities.

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, receivables related to land development joint amounts, amounts collectible from third-party escrow agents related to closings on land, lots and homes, and amounts collectible related to mechanic’s lien contracts. As of December 31, 2022 all amounts are considered fully collectible and no allowance for credit losses was recorded. Any allowance for credit losses is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

Inventory and Cost of Revenues

Inventory consists of undeveloped land, raw land scheduled for development, land held for future development, land in the process of development, land held for sale, developed lots, homes completed and under construction, and model homes. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are anticipated to be recoverable at the sale of the property.

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

For our builder operations segments, during each reporting period, contribution margins on closed homes, average margins of homes under construction, and forecasted margins for future starts are reviewed at a community level. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to our “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves comparing anticipated lot sale revenues to projected costs (i.e. lot gross margins). For lots designated for our builders, we review land for indicators of impairment on a consolidated level for each community, looking at overall projected home contribution margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, including assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

For each real estate asset that has an indicator of impairment, we analyze whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining, future projected lot takedowns, or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its judgment to project potential cost increases. In determining the estimated cash flows for land held for sale, management considers recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, and similar information. When projecting revenue, management does not assume improvement in market conditions.

If the estimated undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including the timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development activities, construction and delivery timelines, market risk of price erosion, uncertainty of development or construction cost increases, and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary among communities. When deemed appropriate, we use recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, or similar information as inputs to estimate the fair value of certain real estate assets.

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

Many assumptions are interdependent and a change in one may require a corresponding change in other assumptions. For example, increasing or decreasing sales absorption rates have a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model home maintenance costs and advertising costs). Due to uncertainties in the estimation process, the volatility in demand for new housing and the long life cycle of many communities, actual results could differ significantly from such estimates.

Capitalization of Interest

The Company capitalizes interest costs incurred to inventory during land development, home construction, and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of revenues as related homes, land and lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

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

Property and Equipment, Net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of assets range from 1 to 15 years. Repairs and maintenance are expensed as incurred.

Earnest Money Deposits

In the ordinary course of business, the Company enters into land and lot option contracts to procure land for the construction of homes in the future. Pursuant to these option contracts, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise its option, which reduces the Company’s financial risk associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option and acquisition of the property is probable. These costs are reclassified to inventory upon taking title to the land. The Company writes off deposits and pre-acquisition costs if it becomes probable that the Company will not proceed with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors.

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

The Company reviews goodwill for impairment at the reporting unit level. The Company generally elects to first assess qualitative factors to determine whether it is more likely than not that fair value of the reporting level is less than its carrying amount. Qualitative factors include adverse macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing a qualitative assessment, the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company must perform a quantitative test to evaluate goodwill for impairment.

To perform a quantitative test, the Company calculates the fair value of the reporting unit and compares that amount to the reporting unit’s carrying value. The fair value of the reporting unit is determined by using generally accepted valuation techniques, including discounted cash flow models and market multiple analysis. The Company’s valuation methodology for assessing impairment would require management to make judgments and assumptions based on historical experience and projections of future operating performance. The Company recognizes goodwill impairment, if any, as the excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Warranties

The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a ten-year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning parts and labor. The Company accrues an estimate of its exposure to warranty claims based on both current and historical home closings data and warranty costs incurred. A warranty accrual is made with the closing of a home and it is included within accrued expenses on the consolidated balance sheets. Any legal costs associated with loss contingencies related to warranties are expensed as incurred.

Debt Issuance Costs

Debt issuance costs represent costs incurred related to the senior unsecured notes, revolving secured and unsecured credit facilities, and notes payable, including amendments thereto, and reduce the carrying amount of debt on the consolidated balance sheets. These costs are subject to capitalization to inventory over the term of the related debt facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

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

Contract Liabilities

The Company requires homebuyers to submit a deposit for home purchases and requires third-party buyers to submit a deposit in connection with land sale or lot option contracts. These deposits serve as an incentive for performance under homebuilding and land sale or development contracts. Cash received as customer deposits, if held in escrow, is reflected as restricted cash and as customer and builder deposits on the consolidated balance sheets.

Performance Obligations

The Company’s contracts with homebuyers contain a single performance obligation, which is satisfied when homes are completed and legal title has been transferred to the buyer. The Company does not have any variable consideration associated with home sales transactions.

Revenue from mechanic’s lien contracts in which the Company serves as the general contractor for custom homes where the customer owns the underlying land and improvements is recognized based on the input method, where progress toward completion is measured by relating the actual cost of work performed to date to the estimated total cost of the respective contracts.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2022, 2021 and 2020 totaled $1.2 million, $1.3 million and $2.2 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2022, 2021 and 2020.

Net Income Attributable to Green Brick Partners, Inc. per Common Share

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income allocated to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The Company’s restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and therefore are not considered participating securities that must be included in the calculation of net income per common share using the two-class method.

Cost Recognition

Lot acquisition, materials, direct costs, interest and indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct and indirect costs of developing residential lots are allocated evenly to all applicable lots. Capitalized costs of residential lots are recognized when the related revenue is recognized. Non-capitalizable costs in connection with developed lots and completed homes and other selling and administrative costs are recognized when incurred.

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

Fair Value Measurements

The Company has adopted and implemented the provisions of ASC 820-10, Fair Value Measurements (“ASC 820-10”), with respect to fair value measurements of: all elected financial assets and liabilities and any nonfinancial assets and liabilities that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis (at least annually). Under ASC 820-10, fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These provisions establish a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of input are defined as follows:

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

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB through Accounting Standards Updates (“ASU”) to the FASB ASC. The Company considers the applicability and impact of all ASUs and has determined that any recently adopted accounting pronouncements did not have a material impact on the Company’s consolidated financial statements and all recent accounting pronouncements not yet adopted are not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

2. INTANGIBLE ASSETS, GOODWILL, AND REDEEMABLE NONCONTROLLING INTEREST

Intangible Assets

In April 2018, following a series of transactions, the Company acquired substantially all of the assets and assumed certain liabilities of GHO Homes Corporation and its affiliates (“GHO”) through a newly formed subsidiary, GRBK GHO Homes, LLC (“GRBK GHO”). The Company holds an 80% controlling interest in this Florida-based partner.

Intangible assets related to the acquired trade name were recognized in this business combination. The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2022, 2021, and 2020, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.4 million and $0.3 million as of December 31, 2022 and December 31, 2021, respectively.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2022 is as follows (in thousands):

2023	$85
2024	85
2025	85
2026	85
2027	85
Thereafter	27
Total	$452

Goodwill

Pursuant to this acquisition, the Company recognized goodwill of $0.7 million. The Company performed its annual goodwill impairment testing during the fourth quarter of 2022 by completing a qualitative assessment, which included the review of macroeconomic conditions and financial performance, among others. Through this assessment the Company determined that it is not more likely than not that the carrying amount of the Southeast reporting unit exceeds its fair value. The Company did not record any goodwill impairment during the years ended December 31, 2022, 2021 and 2020.

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

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Redeemable noncontrolling interest, beginning of period	$21,867	$13,543
Net income attributable to redeemable noncontrolling interest partner	4,617	2,586
Distributions of income to redeemable noncontrolling interest partner	—	(106)
Change in fair value of redeemable noncontrolling interest	2,755	5,844
Redeemable noncontrolling interest, end of period	$29,239	$21,867

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs
CB JENI
On April 29, 2020, through a series of transactions, the Company acquired the remaining membership and voting interests in our subsidiary, CB JENI Homes DFW LLC (“CB JENI”). As a result, CB JENI became an indirect wholly owned subsidiary and no longer considered a VIE. CB JENI was consolidated in the Company’s consolidated financial statements based on the majority voting interest pursuant to ASC 810.
As both the entity wholly owned by the Company to which CB JENI’s ownership interests were assigned to and CB JENI were controlled by the Company, the acquisition of the remaining membership interest was accounted for at the carrying amounts on CB JENI’s books, pursuant to provisions of ASC 805 that govern transactions between entities under common control.

TPG
The Providence Group of Georgia LLC (“TPG”), a controlled builder based in Atlanta in which the Company owns a 50% equity interest, is considered to be a VIE. We sell finished lots and option lots from third-party developers to this controlled builder for its homebuilding operations and provide them with construction financing and strategic planning. Pursuant to the Company’s agreement with TPG, the Company has the ability to appoint two of the three members to TPG’s board of managers. A majority of the board of managers constitutes a quorum to transact business and no action can be approved by the board of managers without the approval from at least one individual whom the Company has appointed.
The Company has the ability to control the activities of TPG that most significantly impact its economic performance through the board of managers. Such activities include, but are not limited to, involvement in the day-to-day capital and operating decisions, the ability to determine the budget and plan, the ability to control financing decisions, and the ability to acquire or dispose of land. In addition, the Company has the right to receive the expected residual returns and obligation to absorb the expected losses of this controlled builder through the pro rata profits and losses as allocated based on our ownership interest. Therefore, the Company is considered TPG’s primary beneficiary and its financial statements are consolidated in the Company’s consolidated financial statements following the variable interest model.

The aggregated carrying amounts of assets and liabilities of TPG were $190.1 million and $164.1 million, respectively, as of December 31, 2022 and $162.0 million and $146.6 million, respectively, as of December 31, 2021. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of this controlled builder have no recourse against the Company.

Unconsolidated VIEs
Please refer to Note 5 for information on the Company’s VIE evaluation of its joint ventures with EJB River Holdings, LLC and GBTM Sendera, LLC.

Land and lot option purchase contracts
The Company evaluates all option contracts to purchase land and lots to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of counterparts of these option contracts. Although the Company does not have legal title to the optioned land or lots, if the Company is deemed to be the primary beneficiary or makes a significant deposit for optioned land or lots, it may need to consolidate the land or lots under option at the purchase price of the optioned land or lots.

As of December 31, 2022 and 2021, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2022 and 2021.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2022	December 31, 2021
Homes completed or under construction	$603,953	$544,258
Land and lots - developed and under development	768,194	620,129
Land held for future development(1)	48,369	—
Land held for sale	2,164	39,356
Total inventory	$1,422,680	$1,203,743

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest capitalized at beginning of period	$19,950	$17,520	$18,596
Interest incurred	16,454	13,340	9,823
Interest charged to cost of revenues	(13,652)	(10,910)	(10,899)
Interest capitalized at end of period	$22,752	$19,950	$17,520

Capitalized interest as a percentage of inventory	1.6%	1.7%

As of December 31, 2022, the Company reviewed its inventory for indicators of potential impairment and performed a detailed impairment analysis where such indicators were present. Based on this analysis, the Company recorded a $6.0 million impairment charge to reduce the carrying value of certain land held for future development to fair value. This impairment charge was included in cost of residential units in our consolidated statements of income.

For the year ended December 31, 2021, the Company did not record an impairment adjustment. For the year ended December 31, 2020, the Company recorded a de minimis impairment adjustment to reduce the carrying value of impaired communities to fair value.

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures and other investments with independent third parties. These entities generally focus on homebuilding, land development, and mortgage services to homebuyers. The Company’s investment in these entities is included in investments in unconsolidated entities in the Company’s consolidated balance sheets under the equity method of accounting.

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2022	December 31, 2021
GB Challenger, LLC	$49,897	$37,737
GBTM Sendera, LLC	14,319	9,854
EJB River Holdings, LLC	8,554	6,130
Green Brick Mortgage, LLC	307	715
BHome Mortgage, LLC	1,147	1,180
Total investment in unconsolidated entities	$74,224	$55,616

Challenger
In August 2017, the Company acquired a 49.9% ownership interest in GB Challenger, LLC (“Challenger”). Challenger constructs townhouses, single family homes, and luxury patio homes and operates in Colorado Springs and Denver, Colorado.

The Company’s investment in Challenger is carried at cost, as adjusted for the Company’s share of income or losses and distributions received, as well as for adjustments related to basis differences between the Company’s cost and the Company’s underlying equity in net assets recorded in Challenger’s financial statements as of the date of acquisition.

As of December 31, 2022, the carrying value of the investment in Challenger was $49.9 million. The underlying 49.9% equity in net assets of Challenger was $47.4 million as of December 31, 2022. The $2.5 million difference represents the premium paid for the Company’s equity interest in excess of Challenger’s carrying value. This basis difference primarily relates to the estimated fair value of inventory, as well as the Challenger Homes trade name and capitalized acquisition costs. The amortization of the basis differences related to inventory is recognized as homes are delivered to homebuyers and the trade name is amortized over ten years. The amortization of the basis difference is a reduction of equity in income of unconsolidated entities.

The Company recognized $20.9 million, $14.8 million, and $11.9 million, related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2022, 2021, and 2020, respectively.

GBTM Sendera, LLC
In August 2020, the joint venture GBTM Sendera, LLC (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) to acquire and develop a tract of land in Fort Worth, Texas. Each party holds a 50% ownership interest in GBTM Sendera and share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees. The Company made capital contributions of $3.6 million during the year ended December 31, 2022. No cash contributions were made during the year ended December 31, 2021. A $9.8 million cash contribution was made by the Company during the year December 31, 2020.

As of December 31, 2022, the carrying amount of GBTM Sendera assets and liabilities were $35.2 million and $8.3 million, respectively. As of December 31, 2022, the Company’s maximum exposure to loss as a result of this joint venture was $13.5 million, representing the Company’s investment in GBTM Sendera.

EJB River Holdings
In December 2018, the joint venture EJB River Holdings (“EJB”) was formed by TPG to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC was admitted as a member, which resulted in TPG having a 50% ownership interest in EJB River Holdings.

EJB River Holdings has borrowings of $12.7 million to finance its land acquisition and development. A wholly owned subsidiary of the Company provided a limited $2.0 million guarantee in connection with this debt. In the event EJB defaults on one of its loans, the maximum potential amount of future payments that the Company could be required to make under its limited guarantee is $2.0 million. As of December 31, 2022 and 2021, the Company did not have a liability related to the guarantee obligation as the payment risk of the guarantee was assessed to be very low.

As of December 31, 2022, the carrying amounts of assets and liabilities of EJB River Holdings were $30.6 million and $13.5 million, respectively. As of December 31, 2022 the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $10.6 million, comprised of the sum of the Company’s investment in EJB of $8.6 million and the $2.0 million limited guarantee described above.

Green Brick Mortgage
In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage loan origination services to our builders. The Company owned a 49.9% equity interest in Green Brick Mortgage, LLC. In 2022, this joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

BHome Mortgage
In May 2020, the Company established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49% of BHome Mortgage. BHome Mortgage received initial capital contributions of approximately $0.5 million from its two members in accordance with their membership interest during the year ended December 31, 2020.

Providence Title
In March 2018, the Company formed a joint venture with a title company in Georgia to provide title closing and settlement services to our Atlanta-based builder. The Company, through its controlled builder, TPG, owned a 49% equity interest in Providence Group Title, LLC (“Providence Title”). In December 2020, this joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Cash	$15,265	$15,903
Accounts receivable	4,972	4,787
Bonds and notes receivable	10,381	5,772
Loans held for sale, at fair value	8,829	20,734
Inventory	195,732	166,861
Other assets	9,352	7,220
Total assets	$244,531	$221,277
Liabilities:
Accounts payable	$10,166	$7,701
Accrued expenses and other liabilities	12,177	13,992
Notes payable	82,484	95,816
Total liabilities	$104,827	$117,509
Owners’ equity:
Green Brick	$70,812	$52,983
Others	68,892	50,785
Total owners’ equity	$139,704	$103,768
Total liabilities and owners’ equity	$244,531	$221,277

	Years Ended December 31,
	2022	2021	2020
Revenues	$301,818	$221,190	$181,724
Costs and expenses	250,240	181,429	145,525
Net earnings of unconsolidated entities	$51,578	$39,761	$36,199
Company’s share in net earnings of unconsolidated entities	$25,626	$19,713	$16,654

A summary of the Company’s share in net earnings (losses) by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
GB Challenger, LLC	$20,921	$14,831	$11,899
EJB River Holdings, LLC	2,424	833	(2)
BHome Mortgage, LLC	1,548	1,585	18
Green Brick Mortgage, LLC	733	2,464	4,727
Providence Group Title, LLC	—	—	12
Total net earnings from unconsolidated entities	$25,626	$19,713	$16,654

During the years ended December 31, 2022, 2021, and 2020, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Model home furnishings and capitalized sales office costs	$7,496	$7,140
Office furniture and equipment	596	489
Leasehold improvements	1,979	2,060
Computers and equipment	560	498
Vehicles and field trailers	998	790
	11,629	10,977
Less: accumulated depreciation	(8,710)	(8,165)
Total property and equipment, net	$2,919	$2,812

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 totaled $2.3 million, $2.7 million, and $3.6 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	December 31, 2022	December 31, 2021
Real estate development reserve to complete(1)	28,793	14,551
Warranty reserve	17,945	9,378
Accrued compensation	13,917	8,493
Other accrued expenses	30,626	28,929
Total accrued expenses	91,281	61,351

(1)Our real estate development reserve to complete consists of estimated future costs to finish the development of our communities.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Warranty accrual, beginning of period	$9,378	$6,407
Warranties issued	8,295	6,174
Changes in liability for existing warranties	4,559	(357)
Settlements made	(4,287)	(2,846)
Warranty accrual, end of period	$17,945	$9,378

8. DEBT

The aggregated annual principal payments under the borrowings on lines of credit, note payable, and senior unsecured notes over the next five years as of December 31, 2022 are as follows (in thousands):

2023	$—
2024	51,928
2025	57,500
2026	75,000
2027	62,500
Thereafter	125,000
Total	$371,928

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Secured Revolving Credit Facility	$—	$2,000
Unsecured Revolving Credit Facility	20,000	—
Debt issuance costs, net of amortization	(2,605)	(2,738)
Total borrowings on lines of credit, net	$17,395	$(738)

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

As of December 31, 2022, we had no letters of credit outstanding to reduce the aggregate maximum commitment amount of $35.0 million.

Outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to the rate announced by Bank of America, N.A., from time to time, as its “Prime Rate” (the “Index”) with such adjustments to the interest rate being made on the effective date of any change in the Index, less 0.25%. Notwithstanding the foregoing, the interest may not, at any time, be less than 3.15% per annum or more than the lesser amount of 18% and the highest maximum rate allowed by applicable law.

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

Fees and other debt issuance costs of $0.1 million were incurred during the year ended December 31, 2022 associated with the Secured Revolving Credit Facility amendment. De minimis fees and other issuance costs were incurred during each of the years ended December 31, 2021 and 2020. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company subjects these costs to analysis for capitalization to inventory over the term of the Secured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2022.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million and extended the termination date by one year to December 14, 2025. The Tenth Amendment also replaced LIBOR as the benchmark interest rate with the Secure Overnight Financing Rate (“SOFR”).

Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears on a monthly basis. The Company pays the lenders a commitment fee on the amount of the unused commitments on a monthly basis at a rate per annum equal to 0.45%. As of December 31, 2022, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 6.9% per annum.

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

Fees and other debt issuance costs of $0.7 million, $2.8 million and $0.5 million were incurred during the years ended December 31, 2022, 2021 and 2020, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2022.

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

Under the terms of the senior unsecured notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2022. The Senior Unsecured Notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. The Senior Unsecured Notes will rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

Notes payable
On February 7, 2022, a subsidiary of the Company entered into a Promissory Note agreement with another homebuilder for $28.8 million in connection with the acquisition of a tract of land in Bastrop County, Texas. The Company agreed to pay $14.4 million per the governing Joint Ownership and Development Agreement. The Promissory Note matures on February 7, 2024 and carries an annual fixed rate of 0.6%.

9. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2022, there were 46,032,930 shares of common stock issued outstanding.

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
On December 23, 2021, the Company issued 2,000 shares of 5.75% Series A Cumulative Perpetual Preferred Stock for $50.0 million. The Company pays cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board Of Directors, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears, beginning on or about March 15, 2022.

The Company will have the option to redeem the shares, in whole or in part, at a redemption price equal to $25,000 per share on or after December 23, 2026, which is the fifth anniversary of the date of issuance of the Series A Preferred Stock, or upon change of control. Unless the Company decides to exercise the redemption option, upon the occurrence of a change of control, preferred stockholders will have the right to convert some or all of the Series A Preferred Stock into a number of shares of the Company’s common stock equal to the lesser of (i) the quotient obtained by dividing (A) the sum of (x) the liquidation preference to be converted, plus (y) the amount per such share equal to any accrued and unpaid dividends, by (B) the common stock price, and (ii) 1.7059.

The Company incurred $2.3 million in fees and expenses in connection with this transaction that reduced the amount of equity on our consolidated balance sheet during the year ended December 31, 2021.

The table below presents a summary of the perpetual preferred stock outstanding at December 31, 2022 and 2021.

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

Dividends

Dividends paid on our Series A preferred stock totaled 2.8 million during the year ended December 31, 2022. As the Series A Preferred Stock was issued in December 2021, no dividend payments were made during the years ended December 31, 2021 and 2020.

On February 14, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2023 to stockholders of record as of March 1, 2023.

Share Repurchase Programs

2021 Share Repurchase Program
On March 1, 2021, the Company’s Board of Directors (the “Board”) authorized a $50.0 million stock repurchase program (the “the 2021 Repurchase Plan”). The 2021 Repurchase Plan authorized the Company to purchase from time to time on or prior to December 31, 2022, up to $50.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The 2021 Repurchase Plan may be modified or terminated by our Board at any time in its sole discretion.

During the year ended December 31, 2022, the Company repurchased 2,423,644 shares for approximately $50.0 million. The Company completed the repurchases under the 2021 Repurchase Plan on April 29, 2022. The repurchased shares were subsequently retired.

2022 Share Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program (the “2022 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The new plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

Under the 2022 Repurchase Plan, the Company repurchased 2,420,915 shares for approximately $51.3 million during the year ended December 31, 2022. The repurchased shares were subsequently retired. The remaining dollar value of shares that may be purchased under the 2022 Repurchase Plan was $48.7 million as of December 31, 2022.

10. SHARE-BASED COMPENSATION

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

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 550 employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2014 Equity Plan.

If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2.0 million. As of December 31, 2022, 1,252,096 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2022, 2021 and 2020 the Company granted restricted stock awards (“RSAs”) under the 2014 Equity Plan to Executive Officers (“EOs”) and non-employee members of the Board. The RSAs granted to EOs were 100% vested and non-forfeitable on the grant date. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock. The RSAs granted to the Board will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2023 Annual Meeting of Stockholders. The fair value of the RSAs granted to EOs and non-employee members of the Board were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company withheld 46,415; 41,318, and 75,708; shares, respectively, of common stock from EOs, at a total cost of $1.1 million, $0.8 million, and $0.6 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the RSAs.

2021 and 2022 Employee Stock Awards
On March 1, 2021, the Company’s Board of Directors approved an incentive program for eligible employees to participate in the Company’s new restricted stock award plan. This plan is being offered pursuant to the 2014 Omnibus Equity Plan. The Company incurred $0.3 million and $0.1 million share-based compensation expense related to employee awards issued during the years ended December 31, 2022 and 2021, respectively.

A summary of share-based awards activity during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2019	59	$9.05
Granted	250	$8.63
Vested	(264)	$8.10
Forfeited	—	$—
Nonvested, December 31, 2020	45	$12.33
Granted	139	$22.10
Vested	(156)	$19.09
Forfeited	—	$—
Nonvested, December 31, 2021	28	$23.21
Granted	171	$22.47
Vested	(153)	$22.17
Forfeited	(8)	$23.84
Nonvested, December 31, 2022	38	$23.94

Stock Options
Stock options granted to date were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2022 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expire 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5 year service period. All of the stock options outstanding as of December 31, 2022 are vested. We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2022, 2021 and 2020.

A summary of stock option activity during the year ended December 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2021	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2022	500	$7.49	1.82	$8,370
Options exercisable, December 31, 2022	500	$7.49	1.82	$8,370

Share-Based Compensation Expense
Share-based compensation expense was $3.5 million, $3.1 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Recognized tax benefit related to share-based compensation expense was $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $0.4 million which is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of RSAs vested during the years ended December 31, 2022, 2021 and 2020 was $3.4 million, $3.0 million and $2.1 million, respectively.

As of December 31, 2022, there was no remaining unamortized share-based compensation expense related to stock options.

11. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2022		2021		2020
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,181,393	$46,479	$938,052	$66,613	$644,976	$43,788
Southeast	522,558	7,363	371,635	26,576	285,200	2,057
Total revenues	$1,703,951	$53,842	$1,309,687	$93,189	$930,176	$45,845

Type of Customer
Homebuyers	$1,703,951	$—	$1,309,687	$—	$930,176	$—
Homebuilders and Multi-family Developers	—	53,842	—	93,189	—	45,845
Total revenues	$1,703,951	$53,842	$1,309,687	$93,189	$930,176	$45,845

Product Type
Residential units	$1,703,951	$—	$1,309,687	$—	$930,176	$—
Land and lots	—	53,842	—	93,189	—	45,845
Total revenues	$1,703,951	$53,842	$1,309,687	$93,189	$930,176	$45,845

Timing of Revenue Recognition(1)
Transferred at a point in time	$1,696,911	$53,842	$1,305,620	$93,189	$923,901	$45,845
Transferred over time	7,040	—	4,067	—	6,275	—
Total revenues	$1,703,951	$53,842	$1,309,687	$93,189	$930,176	$45,845

(1)Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Customer and builder deposits	$29,112	$64,610

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Type of Customer
Homebuyers	$20,649	$29,313
Homebuilders and Multi-Family Developers	83	2,126
Total deposits recognized as revenue	$20,732	$31,439

Performance Obligations
There was no revenue recognized during the years ended December 31, 2022, 2021 and 2020 from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $7.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

2023	$6,969
2024	—
Total	$6,969

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

12. SEGMENT INFORMATION

The Company has three reportable segments - Builder operations Central, Builder operations Southeast, and Land development. Builder operations Central represents operations by our builders in Texas, whereas Builder operations Southeast represents operations by our builders in Georgia and Florida. The Land development segment acquires land for the development of residential lots that are transferred to our controlled builders or sold to third party homebuilders. The operations of the Company’s builders and land development were aggregated in three reportable segments based on similar economic characteristics, including geography, housing products, class of homebuyer, regulatory environments, and methods used to construct and sell homes.

Corporate operations are reported as a non-operating segment and include activities which support the Company’s builder operations, land development, title and mortgage operations through the centralization of certain administrative functions, such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate, other and unallocated segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development segments.

While the operations of Challenger meet the criteria for an operating segment, they do not meet the quantitative thresholds of ASC 280, Segment Reporting (“ASC 280”) to be separately reported and disclosed. As such, Challenger’s results are included within the corporate, other and unallocated segment.

Green Brick Title, LLC (“Green Brick Title”) and BHome Mortgage operations are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

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

Financial information relating to the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues: (1)
Builder operations
Central	$1,181,393	$940,021	$645,475
Southeast	529,921	398,211	287,257
Total builder operations	1,711,314	1,338,232	932,732
Land development	46,479	64,644	43,289
Total revenues	$1,757,793	$1,402,876	$976,021

Gross profit:
Builder operations
Central	$393,697	$271,799	$172,341
Southeast	156,840	110,181	77,121
Total builder operations	550,537	381,980	249,462
Land development	13,393	9,385	10,877
Corporate, other and unallocated (2)	(40,905)	(29,306)	(25,735)
Total gross profit	$523,025	$362,059	$234,604

Interest expense: (3)
Builder operations
Central	$—	$—	$—
Southeast	32,323	15,719	15,635
Total builder operations	32,323	15,719	15,635
Corporate, other and unallocated	(32,323)	(15,719)	(15,635)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$281,793	$178,760	$99,624
Southeast	107,669	69,606	41,061
Total builder operations	389,462	248,366	140,685
Land development	13,062	8,767	9,512
Corporate, other and unallocated (4)	(6,059)	(147)	(7,384)
Income before income taxes	$396,465	$256,986	$142,813

	December 31, 2022	December 31, 2021
Inventory:
Builder operations
Central	$515,981	$460,796
Southeast	293,787	258,759
Total builder operations	809,768	719,555
Land development	570,065	449,654
Corporate, other and unallocated (5)	42,847	34,534
Total inventory	$1,422,680	$1,203,743

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2022, 2021 and 2020 were $7.4 million, $28.5 million and $2.6 million, respectively.
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
(4)Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, Ventana Insurance, and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.
(5)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

13. INCOME TAXES

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
Federal	$73,747	$47,688	$20,968
State	9,428	5,282	4,162
Total current income tax expense	83,175	52,970	25,130
Deferred income tax expense (benefit):
Federal	(630)	(604)	(354)
State	(77)	239	240
Total deferred income tax expense	(707)	(365)	(114)
Total income tax expense	$82,468	$52,605	$25,016

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21% for each of the years ended December 31, 2022, 2021 and 2020, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Tax on pre-tax book income (before reduction of noncontrolling interests)	$83,258	$53,967	$29,991
Tax effect of non-controlled earnings	(4,640)	(2,976)	(862)
State income tax expense, net of federal benefit	7,353	4,425	3,606
Tax credits	(5,861)	(3,629)	(8,088)
Other	2,358	818	369
Total income tax expense	$82,468	$52,605	$25,016
Effective income tax rate	20.8%	20.5%	17.5%

The change in the effective tax rate for year ended December 31, 2022 relates primarily to a decreased rate benefit in the Energy Efficient Homes Tax credit as compared to the increase in pre-tax book income. Additionally the effective tax rate includes impacts of state tax rate changes for the year ended December 31, 2022 for both Florida and Colorado.

Deferred Income Taxes

The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Basis in partnerships	$5,672	$6,867
Accrued expenses	6,563	4,404
Inventory	2,966	2,956
Change in fair value of contingent consideration	1,122	1,240
Lease liabilities - operating leases	826	1,078
Stock-based compensation	418	404
Other	229	218
Deferred tax assets, gross	17,796	17,167
Valuation allowance	—	—
Deferred tax assets, net	$17,796	$17,167

Deferred tax liabilities:
Right-of-use assets - operating leases	$(810)	$(1,060)
Prepaid insurance	(108)	(97)
Other	(430)	(269)
Deferred tax liabilities	$(1,348)	$(1,426)
Total deferred income tax assets, net	$16,448	$15,741

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2022.

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2022, 2021, and 2020. There were no accrued liabilities related to uncertain tax positions as of December 31, 2022 and 2021, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2019 and subsequent tax years.

The Company and its subsidiaries file returns in Texas, Georgia, Florida and Colorado.

The Texas statute of limitations remains open for the 2018 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia and Florida statute of limitations remains open for 2019 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

14. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $1.3 million, $1.0 million and $0.9 million of matching contributions to the 401(k) plan during the years ended December 31, 2022, 2021 and 2020.

15. EARNINGS PER COMMON SHARE

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020

Net income attributable to Green Brick Partners, Inc.	$291,900	$190,210	$113,693
Cumulative preferred stock dividends	(2,875)	(71)	—
Net income applicable to common stockholders	289,025	190,139	113,693

Weighted-average number of common shares outstanding - basic	47,648	50,700	50,568
Basic net income attributable to Green Brick Partners, Inc. per common share	$6.07	$3.75	$2.25

Weighted-average number of common shares outstanding - basic	47,648	50,700	50,568
Dilutive effect of stock options and restricted stock awards	339	360	227
Weighted-average number of common shares outstanding - diluted	47,987	51,060	50,795
Diluted net income attributable to Green Brick Partners, Inc. per common share	$6.02	$3.72	$2.24

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2022	2021	2020
Antidilutive options to purchase common stock and restricted stock awards	(17)	—	10

16. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2022 and 2021.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2022 and 2021, was $306.1 million and $352.3 million, respectively.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company recorded inventory impairments, which are included in the in cost of residential units in our consolidated statements of income and deducted from inventory of $6.0 million for the year ended December 31, 2022 (See Note 4). Level 3 measurements based on third-party broker quotes were used in estimating the fair value of these assets.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2022 when compared to December 31, 2021.

17. RELATED PARTY TRANSACTIONS

During 2022, 2021 and 2020, the Company had the following related party transactions through the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. During the years ended December 31, 2022 and 2021, Trevor Brickman made no cash contributions to Centre Living. Trevor Brickman made a $0.4 million cash contribution during the year ended December 31, 2020.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2022, 2021, and 2020, GRBK GHO incurred lease costs of $0.2 million, $0.2 million, and $0.1 million in each period, under such lease agreements. As of December 31, 2022, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2022, 2021, and 2020, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2022, no amounts were due to the title company affiliate.

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2022 and 2021, letters of credit and performance bonds outstanding were $5.0 million and $1.7 million respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
We have leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, each have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
The operating lease cost of $1.6 million, $1.4 million, and $1.3 million for these leases for the years ended December 31, 2022, 2021, and 2020, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.3 million, respectively.
As of December 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.3 years and 4.04%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2022 are presented below (in thousands):

2023	$1,459
2024	590
2025	565
2026	504
2027	447
Thereafter	417
Total future lease payments	3,982
Less: Interest	400
Present value of lease liabilities	$3,582

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $1.3 million, $0.7 million, and $0.4 million for each of the years ended December 31, 2022, 2021, and 2020, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

New Headquarters Lease
In October 2022, we entered into a lease agreement for a new corporate headquarters facility in Plano, Teas. The lease term is 94 months beginning on the lease commencement date. The lease commencement is expected to be in April 2023 when the office space is available for our use. The future lease payments related to this agreement are summarized below (in thousands):

2023	$—
2024	753
2025	843
2026	867
2027	891
Thereafter	2,894
Total future lease payments	$6,248

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or eventual loss. If evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, the Company will disclose their nature with an estimate of the possible range of losses or a statement that such loss is not reasonably estimable. We believe that the disposition of legal claims and related contingencies will not have a material adverse effect on our results of operations and cash flows or on our financial condition.

19. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to Green Brick’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

RSM US LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2023 expressed an unqualified opinion.

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

PCAOB ID: 49

Dallas, Texas
February 27, 2023

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the proxy statement for our 2023 annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2022:

Equity Compensation Plan Information
As of December 31, 2022
(in thousands, except exercise price)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Exercise Price	Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Omnibus Equity Incentive Plan	538,479	$7.49 (1)	713,617
Equity compensation plans not approved by security holders	—		—
Total	538,479		713,617

(1)Does not include 38,479 restricted stock awards as they do not have an exercise price.

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

4.1	Specimen Common Stock Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed October 31, 2014).
4.2	Description of Capital Stock, (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed March 1, 2022).
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

10.9†*	Employment Agreement, dated as of October 31, 2022, between the Company and Neal Suit.

Number	Exhibit Description
10.10
Tenth Amendment to the Credit Agreement (with Conformed Credit Agreement including the Second through the Ninth Amendment exhibit attached), dated as of December 9, 2022, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed December 14, 2022).

10.36†	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 1, 2022).
10.37†	Form of Other Stock-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.38†	Form of Performance Compensation Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.39	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.40	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
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

21*	List of Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Number	Exhibit Description
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2023
Richard A. Costello

/s/ Elizabeth K. Blake	Director	February 27, 2023
Elizabeth K. Blake

/s/ Harry Brandler	Director	February 27, 2023
Harry Brandler

/s/ David Einhorn	Chairman of the Board	February 27, 2023
David Einhorn

/s/ Lila Manassa Murphy	Director	February 27, 2023
Lila Manassa Murphy

/s/ Kathleen Olsen	Director	February 27, 2023
Kathleen Olsen

/s/ Richard S. Press	Director	February 27, 2023
Richard S. Press