Form 10-Q
period 2023-03-31
Green Brick Partners, Inc.
filed 2023-05-03
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The number of shares of the Registrant's common stock outstanding as of April 28, 2023 was 45,508,376.

    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$177,271	$76,588
Restricted cash	18,416	16,682
Receivables	7,256	5,288
Inventory	1,373,014	1,422,680
Investments in unconsolidated entities	77,059	74,224
Right-of-use assets - operating leases	3,076	3,458
Property and equipment, net	3,913	2,919
Earnest money deposits	19,530	23,910
Deferred income tax assets, net	16,448	16,448
Intangible assets, net	429	452
Goodwill	680	680
Other assets	9,364	12,346
Total assets	$1,706,456	$1,655,675
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$52,862	$51,804
Accrued expenses	108,492	91,281
Customer and builder deposits	36,948	29,112
Lease liabilities - operating leases	3,187	3,582
Borrowings on lines of credit, net	(2,453)	17,395
Senior unsecured notes, net	335,920	335,825
Notes payable	14,607	14,622
Total liabilities	549,563	543,621
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	30,291	29,239
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 46,211,430 issued and 45,743,555 outstanding as of March 31, 2023 and 46,032,930 issued and outstanding as of December 31, 2022, respectively	462	460
Treasury stock, at cost: 467,875 shares as of March 31, 2023 and none as of December 31, 2022	(15,351)	—
Additional paid-in capital	263,545	259,410
Retained earnings	817,802	754,341
Total Green Brick Partners, Inc. stockholders’ equity	1,114,154	1,061,907
Noncontrolling interests	12,448	20,908
Total equity	1,126,602	1,082,815
Total liabilities and equity	$1,706,456	$1,655,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Residential units revenue	$450,362	$364,661
Land and lots revenue	1,699	28,955
Total revenues	452,061	393,616
Cost of residential units	326,124	263,430
Cost of land and lots	1,331	21,830
Total cost of revenues	327,455	285,260
Total gross profit	124,606	108,356
Selling, general and administrative expenses	(45,945)	(34,265)
Equity in income of unconsolidated entities	4,221	5,687
Other income, net	4,290	2,855
Income before income taxes	87,172	82,633
Income tax expense	19,031	18,437
Net income	68,141	64,196
Less: Net income attributable to noncontrolling interests	3,961	2,619
Net income attributable to Green Brick Partners, Inc.	$64,180	$61,577

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.38	$1.20
Diluted	$1.37	$1.20
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	45,945	50,586
Diluted	46,351	50,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended March 31, 2023 and 2022:

	Common Stock			Preferred Stock			Treasury Stock			Additional Paid-in Capital		Retained Earnings	Total GRBK. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Balance at December 31, 2022	46,032,930	$460		2,000	$47,696		—	$—		$259,410		$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	238,357	3		—	—		—	—		5,230		—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)		—	—		—	—		(1,975)		—	(1,976)	—	(1,976)
Amortization of deferred share-based compensation	—	—		—	—		—	—		567		—	567	—	567
Dividends	—	—		—	—		—	—		—		(719)	(719)	—	(719)
Share repurchases	—	—		—	—		(467,875)	(15,351)		—		—	(15,351)	—	(15,351)
Change in fair value of redeemable noncontrolling interest	—	—		—	—		—	—		313		—	313	—	313
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,056)	(11,056)
Net income	—	—		—	—		—	—		—		64,180	64,180	2,596	66,776
Balance at March 31, 2023	46,211,430	$462		2,000	$47,696		(467,875)	$(15,351)		$263,545		$817,802	$1,114,154	$12,448	$1,126,602

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK. Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	139,710	1	—	—	—	—	2,751	—	2,752	—	2,752
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Amortization of deferred share-based compensation	—	—	—	—	—	—	280	—	280	—	280
Dividends	—	—	—	—	—	—	—	(655)	(655)	—	(655)
Share repurchases	—	—	—	—	(1,193,037)	(25,801)	—	—	(25,801)	—	(25,801)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	557	—	557	—	557
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	61,577	61,577	1,750	63,327
Balance at March 31, 2022	51,245,206	$512	2,000	$47,696	(1,584,976)	$(28,968)	$292,155	$600,788	$912,183	$10,178	$922,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$68,141	$64,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	754	625
(Gain) loss on disposal of property and equipment, net	(146)	39
Share-based compensation expense	5,499	2,923
Equity in income of unconsolidated entities	(4,221)	(5,687)
Allowances for option deposits and pre-acquisition costs	10	59
Distributions of income from unconsolidated entities	2,906	3,176
Changes in operating assets and liabilities:
Increase in receivables	(1,968)	(179)
Decrease (increase) in inventory	49,987	(123,429)
Decrease in earnest money deposits	4,380	1,265
Decrease in other assets	2,960	4,476
Increase in accounts payable	1,058	11,217
Increase in accrued expenses	17,512	28,317
Increase (decrease) in customer and builder deposits	7,835	(992)
Net cash provided by (used in) operating activities	154,707	(13,994)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,520)	—
Purchase of property and equipment, net of disposals	(1,581)	(448)
Net cash used in investing activities	(3,101)	(448)
Cash flows from financing activities:
Borrowings from lines of credit	22,000	112,000
Repayments of lines of credit	(42,000)	(92,000)
Proceeds from notes payable	—	14,472
Repayments of notes payable	(16)	(14)
Payments of debt issuance costs	(72)	(86)
Payments of withholding tax on vesting of restricted stock awards	(1,975)	(1,075)
Share repurchases	(15,351)	(25,801)
Dividends paid	(719)	(655)
Distributions to noncontrolling interests	(11,056)	(5,718)
Net cash (used in) provided by financing activities	(49,189)	1,123
Net increase (decrease) in cash and cash equivalents and restricted cash	102,417	(13,319)
Cash and cash equivalents, beginning of period	76,588	78,696
Restricted cash, beginning of period	16,682	14,858
Cash and cash equivalents and restricted cash, beginning of period	93,270	93,554
Cash and cash equivalents, end of period	177,271	66,083
Restricted cash, end of period	18,416	14,152
Cash and cash equivalents and restricted cash, end of period	$195,687	$80,235

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands) (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$—	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or subsequent periods due to seasonal variations and other factors.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Green Brick Partners (together, the “Company”, “we”, or “Green Brick”), Inc., its controlled subsidiaries, and variable interest entities (“VIEs”) in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

2. INVENTORY

A summary of our inventory is as follows (in thousands):

	March 31, 2023	December 31, 2022
Homes completed or under construction	$525,571	$603,953
Land and lots - developed and under development	796,826	768,194
Land held for future development(1)	48,453	48,369
Land held for sale	2,164	2,164
Total inventory	$1,373,014	$1,422,680

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of March 31, 2023, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. As of March 31, 2023, the Company performed further impairment analysis of one selling community with indicators of impairment with a combined corresponding carrying value of approximately $26.6 million. For the three months ended March 31, 2023 and 2022, the Company did not record an impairment adjustment to reduce the carrying value of communities to fair value.

A summary of interest costs incurred, capitalized, and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest capitalized at beginning of period	$22,752	$19,950
Interest incurred	3,743	3,734
Interest charged to cost of revenues	(3,648)	(2,933)
Interest capitalized at end of period	$22,847	$20,751

Capitalized interest as a percentage of inventory	1.7%	1.6%

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2023	December 31, 2022
GB Challenger, LLC	$51,043	$49,897
GBTM Sendera, LLC	15,839	14,319
EJB River Holdings, LLC	9,057	8,554
BHome Mortgage, LLC	1,120	1,147
Green Brick Mortgage, LLC	—	307
Total investment in unconsolidated entities	$77,059	$74,224

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Cash	$12,009	$15,265
Accounts receivable	5,945	4,972
Bonds and notes receivable	12,341	10,381
Loans held for sale, at fair value	3,155	8,829
Inventory	205,206	195,732
Other assets	10,269	9,352
Total assets	$248,925	$244,531
Liabilities:
Accounts payable	$13,873	$10,166
Accrued expenses and other liabilities	12,612	12,177
Notes payable	77,060	82,484
Total liabilities	$103,545	$104,827
Owners’ equity:
Green Brick	$73,569	$70,812
Others	71,811	68,892
Total owners’ equity	$145,380	$139,704
Total liabilities and owners’ equity	$248,925	$244,531

	Three Months Ended March 31,
	2023	2022
Revenues	$58,323	$70,636
Costs and expenses	49,726	59,197
Net earnings of unconsolidated entities	$8,597	$11,439
Company’s share in net earnings of unconsolidated entities	$4,221	$5,687

A summary of the Company’s share in net earnings by unconsolidated entity is as follows:

	Three Months Ended March 31,
	2023	2022
GB Challenger, LLC	$3,025	$4,067
BHome Mortgage, LLC	693	554
EJB River Holdings, LLC	503	738
Green Brick Mortgage, LLC	—	328
Total net earnings from unconsolidated entities	$4,221	$5,687

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate development reserve to complete(1)	$32,554	$28,793
Warranty reserve	19,532	17,945
Federal income tax payable	19,293	6,334
Accrued compensation	4,970	13,917
Other accrued expenses	32,143	24,292
Total accrued expenses	$108,492	$91,281

(1)Our real estate development reserve to complete consists of estimated future costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Warranty accrual, beginning of period	$17,945	$9,378
Warranties issued	2,045	1,814
Changes in liability for existing warranties	633	295
Settlements made	(1,091)	(874)
Warranty accrual, end of period	$19,532	$10,613

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	20,000
Debt issuance costs, net of amortization	(2,453)	(2,605)
Total borrowings on lines of credit, net	$(2,453)	$17,395

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

As of March 31, 2023, there were no letters of credit outstanding and a net available commitment amount of $35.0 million.

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

The Unsecured Revolving Credit Facility is guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	125,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,580)	(1,675)
Total senior unsecured notes, net	$335,920	$335,825

The Senior Unsecured Notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. Optional prepayment of each of the Notes is allowed with a payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

2026 Notes
Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026.

2027 Notes
The aggregate principal amount of senior unsecured notes 2027 Notes is due on August 26, 2027.

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2023.

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

6. REDEEMABLE NONCONTROLLING INTEREST

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiaries
The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by our Florida-based partner that is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements.

On March 23, 2023, the Company and the minority partner amended the operating agreement of GRBK GHO to change the start of the put and purchase options from April 2024 to April 2027. Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the put/call structure of this agreement.
The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$29,239	$21,867
Net income attributable to redeemable noncontrolling interest partner	1,365	869
Change in fair value of redeemable noncontrolling interest	(313)	(557)
Redeemable noncontrolling interest, end of period	$30,291	$22,179

7. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
During the three months ended March 31, 2022, the Company completed discrete open market repurchases under the stock repurchase program approved in 2021 of 1,193,037 shares for approximately $25.8 million. There are no amounts remaining under the 2021 plan.

2022 Share Repurchase Program
On April 27, 2022, the Board of Directors (the “Board”) approved a new stock repurchase program (the “2022 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The 2022 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

2023 Share Repurchase Program
On April 27, 2023, the Board approved a new stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

During the three months ended March 31, 2023, the Company repurchased 467,875 shares for approximately $15.4 million, excluding excise tax. As of March 31, 2023, the remaining dollar value of shares that may be repurchased under the 2022 Repurchase Plan was $33.3 million, excluding excise tax. The repurchased shares will be retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at March 31, 2023 and December 31, 2022.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million for each of the three months ended March 31, 2023 and 2022, respectively.

On April 27,2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on June 15, 2023 to stockholders of record as of June 1, 2023.

8. SHARE-BASED COMPENSATION

The Company’s stock compensation plan, the 2014 Omnibus Equity Incentive Plan, is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), and stock options.

Share-Based Award Activity
During the three months ended March 31, 2023, the Company granted SAs to executive officers, RSAs to employees and non-employee members of the Board, and PRSUs to employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 59,857 shares of common stock from executive officers at a total cost of $2.0 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested, December 31, 2022	38	$23.94
Granted	179	$33.21
Vested	(123)	$33.01
Forfeited	—	$—
Nonvested, March 31, 2023	94	$29.69

Stock Options
A summary of stock options activity during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, December 31, 2022	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2023	500	$7.49	1.58	$13,785
Options exercisable, March 31, 2023	500	$7.49	1.58	$13,785

Share-Based Compensation Expense
Share-based compensation expense was $5.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs, net of forfeitures, was $2.7 million which is expected to be recognized over a weighted-average period of 2.0 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$344,464	$1,699	$261,698	$28,861
Southeast	105,898	—	102,963	94
Total revenues	$450,362	$1,699	$364,661	$28,955

Type of Customer
Homebuyers	$450,362	$—	$364,661	$—
Homebuilders and Multi-family Developers	—	1,699	—	28,955
Total revenues	$450,362	$1,699	$364,661	$28,955

Product Type
Residential units	$450,362	$—	$364,661	$—
Land and lots	—	1,699	—	28,955
Total revenues	$450,362	$1,699	$364,661	$28,955

Timing of Revenue Recognition
Transferred at a point in time	$449,430	$1,699	$363,063	$28,955
Transferred over time	932	—	1,598	—
Total revenues	$450,362	$1,699	$364,661	$28,955

Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Customer and builder deposits	$36,948	$29,112

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Type of Customer
Homebuyers	$12,653	$20,795
Homebuilders and Multi-Family Developers	—	100
Total deposits recognized as revenue	$12,653	$20,895

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $5.3 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in the remainder of 2023.

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues: (1)
Builder operations
Central	$344,464	$261,698
Southeast	105,898	103,057
Total builder operations	450,362	364,755
Land development	1,699	28,861
Total revenues	$452,061	$393,616

Gross profit:
Builder operations
Central	$102,405	$84,064
Southeast	33,329	25,776
Total builder operations	135,734	109,840
Land development	688	7,414
Corporate, other and unallocated (2)	(11,816)	(8,898)
Total gross profit	$124,606	$108,356

Income before income taxes:
Builder operations
Central	$68,017	$59,485
Southeast	22,271	15,494
Total builder operations	90,288	74,979
Land development	775	7,585
Corporate, other and unallocated (3)	(3,891)	69
Income before income taxes	$87,172	$82,633

	March 31, 2023	December 31, 2022
Inventory:
Builder operations
Central	$460,388	$515,981
Southeast	297,729	293,787
Total builder operations	758,117	809,768
Land development	572,985	570,065
Corporate, other and unallocated (4)	41,912	42,847
Total inventory	$1,373,014	$1,422,680

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. For the three months ended March 31, 2023, Builders did not have revenues from land or lot closings, compared to $0.1 million for the three months ended March 31, 2022.
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

11. INCOME TAXES

The Company’s income tax expense for the three months ended March 31, 2023 and 2022 was $19.0 million and $18.4 million, respectively. The effective tax rate was 21.8% for the three months ended March 31, 2023, compared to 22.3% in the comparable prior year period. The change in the effective tax rate for the three months ended March 31, 2023 relates primarily to the benefit from the 45L Energy Efficient Home Credit enacted by Congress in August 2022 as part of the Inflation Reduction Act of 2022 (“the 2022 Act”). The 2022 Act extends and modifies the new energy efficient home credit that Congress had enacted through the Taxpayer Certainty and Disaster Tax Relief Acts of 2019 and 2020. This tax credit had expired at the end of 2021, but following its enactment in August 2022, the 2022 Act extended the tax credit through 2032.

12. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and our PRSUs do not participate in dividends with common stock and therefore are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of RSAs and PRSUs during each period. Net income applicable to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options and restricted stock awards.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Green Brick Partners, Inc.	$64,180	$61,577
Cumulative preferred stock dividends	(719)	(719)
Net income applicable to common stockholders	$63,461	$60,858

Weighted-average number of common shares outstanding - basic	45,945	50,586
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.38	$1.20

Weighted-average number of common shares outstanding - basic	45,945	50,586
Dilutive effect of stock options and restricted stock awards	406	338
Weighted-average number of common shares outstanding - diluted	46,351	50,924
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.37	$1.20

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2023	2022
Antidilutive options to purchase common stock and restricted stock awards	(67)	29

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2023 and December 31, 2022 was $312.1 million and $306.1 million, respectively. The aggregate principal balance of the senior unsecured notes was $337.5 million as of March 31, 2023 and December 31, 2022.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2023 and 2022.

14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three months ended March 31, 2023 and 2022, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of March 31, 2023, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2023 and 2022, GRBK GHO incurred de minimis fees related to such title closing services. As of March 31, 2023, and December 31, 2022, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2023 and December 31, 2022, letters of credit and performance bonds outstanding were $3.1 million and $5.0 million. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million for each of the three months ended March 31, 2023 and 2022, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for each of the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.4 years and 4.0%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2023 are presented below (in thousands):

Remainder of 2023	$1,028
2024	590
2025	566
2026	504
2027	447
Thereafter	380
Total future lease payments	$3,515
Less: Interest	328
Present value of lease liabilities	$3,187

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million for each of the three months ended March 31, 2023 and 2022, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits; (c) expectations regarding our industry and our business, including management’s beliefs related to industry cancellation rates; (d) our beliefs regarding the advantages of the markets we operate in; (e) our land and lot acquisition strategy and its impact on our results; (f) the sufficiency of our capital resources to support our business strategy and to service our debt; (g) the impact of new accounting standards and changes in accounting estimates; (h) expectations about backlog and cancellation rates on future financial results; (i) our strategies to utilize leverage to invest in our business; (j) our expectations regarding future cash needs and access to additional growth capital; and (k) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of qualified labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2022, are provided below:

Three Months Ended March 31, 2023
Home deliveries	Increased by 15.7%
Home closings revenue	Increased by 23.8%
Average sales price of homes delivered	Increased by 7.0%
Net new home orders	Increased by 77.5%

The strong performance on our key metrics year over year is attributable to the expansion of our revenues through our high-performing Texas builders, growth in the average selling price of homes, our infill and infill-adjacent locations in high growth markets, the increased levels of finished and finishing spec home inventory entering the quarter, and the continued low supply of existing and new home inventory in our markets. The rise in new homes delivered over the prior year period was primarily driven by increased levels of finished and finishing spec home inventory entering the first quarter of 2023, and the increase in our average sales price of homes delivered was primarily attributable to overall price increases driven by the low supply of inventory.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Home closings revenue	$449,430	$363,063	$86,367	23.8%
Mechanic’s lien contracts revenue	932	1,598	(666)	(41.7)%
Residential units revenue	$450,362	$364,661	$85,701	23.5%
New homes delivered	761	658	103	15.7%
Average sales price of homes delivered	$590.6	$551.8	$38.8	7.0%

The $85.7 million increase in residential units revenue was primarily driven by the 15.7% increase in new homes delivered and the 7.0% increase in the average sales price of homes delivered for the three months ended March 31, 2023. The increase in new homes delivered was primarily driven by increased levels of finished and finishing spec home inventory entering the quarter. The 7.0% increase in the average sales price of homes delivered for the three months ended March 31, 2023 was attributable to overall price increases driven by the low supply of inventory.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Net new home orders	1,067	601	466	77.5%
Revenue from new net home orders	$630,928	$359,829	$271,099	75.3%
Average selling price of net new home orders	$591.3	$598.7	$(7.4)	(1.2)%
Cancellation rate	6.2%	8.0%	(1.8)%	(22.5)%
Absorption rate per average active selling community per quarter	13.3	8.0	5.3	66.3%
Average active selling communities	80	75	5	6.7%
Active selling communities at end of period	79	76	3	3.9%
Backlog	$550,593	$866,621	$(316,028)	(36.5)%
Backlog units	843	1,423	(580)	(40.8)%
Average sales price of backlog	$653.1	$609.0	$44.1	7.2%

Net new home orders increased 77.5% over the prior year period and our absorption rate per average active selling community increased 66.3% year over year. For the quarter ended March 31, 2023, our net new home orders increased 152.2% sequentially and our absorption rate increased 142.8% from the quarter ended December 31, 2022. The absorption rate per average active selling community per quarter was 13.3 homes during the three months ended March 31, 2023, and represented an all-time high for the Company for any quarter. The increase in net new home orders is attributable to the limited competition in our infill and infill-adjacent community sites, increased levels of finished and finishing spec homes entering the quarter, and the continued low supply of existing and new home inventory in our markets.

Backlog refers to homes under sales contracts that have not closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Upon a cancellation, the customer deposit may be returned to the prospective purchaser. Accordingly, backlog may not be indicative of our future revenue.

Backlog declined by 36.5% compared to March 31, 2022, while it increased by 49.2% compared to December 31, 2022. Backlog units declined 40.8%, offset by a 7.2% increase in the average sales price of backlog units. As of March 31, 2023, backlog units increased 57.0% sequentially, offset by a 5.0% decline in the average sales price of backlog units compared to December 31, 2022. As a result, our spec units under construction as a percentage of total units under construction declined from 73.4% as of December 31, 2022 to 59.2% as of March 31, 2023, and compared to 45.0% as of March 31, 2022.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.2% for the three months ended March 31, 2023, compared to 8.0% for the three months ended March 31, 2022. Sales contracts may be canceled by the prospective purchaser for a number of reasons, including the prospective purchaser’s inability to obtain suitable mortgage financing.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Home closings revenue	$449,430	100.0%	$363,063	100.0%
Cost of homebuilding units	325,515	72.4%	262,090	72.2%
Homebuilding gross margin	$123,915	27.6%	$100,973	27.8%

Mechanic’s lien contracts revenue	$932	100.0%	$1,598	100.0%
Cost of mechanic’s lien contracts	609	65.3%	1,340	83.9%
Mechanic’s lien contracts gross margin	$323	34.7%	$258	16.1%

Residential units revenue	$450,362	100.0%	$364,661	100.0%
Cost of residential units	326,124	72.4%	263,430	72.2%
Residential units gross margin	$124,238	27.6%	$101,231	27.8%

Cost of residential units for the three months ended March 31, 2023 increased by $62.7 million, or 23.8%, compared to the three months ended March 31, 2022, primarily due to the 15.7% increase in the number of new homes delivered.

Residential units gross margin for the three months ended March 31, 2023 was 27.6%, compared to 27.8% for the three months ended March 31, 2022, and up sequentially from 26.2% for the three months ended December 31, 2022.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Lots revenue	$1,699	$1,955	$(256)	(13.1)%
Land revenue	—	27,000	(27,000)	(100.0)%
Land and lots revenue	$1,699	$28,955	$(27,256)	(94.1)%
Lots closed	18	33	(15)	(45.5)%
Average sales price of lots closed	$94.4	$59.2	$35.2	59.5%

Lots revenue decreased by $0.3 million compared to the three months ended March 31, 2022. Land revenue for the three months ended March 31, 2022 represents a residential tract of land that was sold to another builder.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$47,243	$35,918
Corporate, other and unallocated (income) expense	(1,407)	(1,741)
Net Builder operations	45,836	34,177	10.2%	9.4%
Land development	109	88	6.4%	0.3%
Total selling, general and administrative expenses	$45,945	$34,265	10.2%	8.7%

Selling, general and administrative expenses as a percentage of revenue increased by 1.5% for the three months ended March 31, 2023 due to the decline in land and lot revenues and an increase in costs for brokerage commissions.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 9.4% in the three months ended March 31, 2022 to 10.2% in the three months ended March 31, 2023 due to an increase in costs for brokerage commissions. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2023 was income of $1.4 million, compared to income of $1.7 million for the three months ended March 31, 2022. These expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $4.2 million, or 25.8%, for the three months ended March 31, 2023, compared to $5.7 million for the three months ended March 31, 2022. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $4.3 million for the three months ended March 31, 2023, compared to income of $2.9 million for the three months ended March 31, 2022. The change was primarily due to an increase in title closing and settlement services, forfeited customer deposits, and other interest income.

Income Tax Expense
Income tax expense was $19.0 million for the three months ended March 31, 2023 compared to a $18.4 million for the three months ended March 31, 2022. The increase was substantially due to higher taxable income.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2023 and December 31, 2022. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	March 31, 2023			December 31, 2022
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	2,351	1,190	3,541	1,901	998	2,899
Lots in communities under development	9,674	1,362	11,036	10,309	1,698	12,007
Land held for future development(1)	6,575	—	6,575	6,575	—	6,575
Total lots owned	18,600	2,552	21,152	18,785	2,696	21,481

Lots controlled
Lots under third party option contracts	1,865	3	1,868	2,212	6	2,218
Land under option for future acquisition and development	408	18	426	110	18	128
Lots under option through unconsolidated development joint ventures	1,289	402	1,691	1,289	411	1,700
Total lots controlled	3,562	423	3,985	3,611	435	4,046
Total lots owned and controlled (2)	22,162	2,975	25,137	22,396	3,131	25,527
Percentage of lots owned	83.9%	85.8%	84.1%	83.9%	86.1%	84.2%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Total lots owned	21,152	21,481
Land under option for future acquisition and development	426	128
Lots under option through unconsolidated development joint ventures	1,691	1,700
Total lots self-developed	23,269	23,309
Self-developed lots as a percentage of total lots owned and controlled	92.6%	91.3%

Liquidity and Capital Resources Overview
We had $177.3 million and $76.6 million of unrestricted cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2023 were home construction, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community life cycle, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development previously occurred.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 23.8% as of March 31, 2023. In addition, as of March 31, 2023, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 13.3%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of March 31, 2023:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$348,074	$(177,271)	$170,803
Total Green Brick Partners, Inc. stockholders’ equity	1,114,154	—	1,114,154
Total capitalization	$1,462,228	$(177,271)	$1,284,957

Debt to total capitalization ratio	23.8%
Net debt to total capitalization ratio			13.3%

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and borrowings during the three months ended March 31, 2023.

Cash Flows
The following summarizes our primary sources and uses of cash during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

•Operating activities. Net cash provided by operating activities for the three months ended March 31, 2023 was $154.7 million, compared to $14.0 million used by operating activities during the three months ended March 31, 2022. The net cash inflows for the three months ended March 31, 2023 included $72.9 million cash generated from business operations, a decrease in inventory of $50.0 million, and the deferral of expense payments through a $17.5 million increase in accrued expenses.

•Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 increased to $3.1 million, compared to $0.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, cash outflows of $1.5 million were used for investments in unconsolidated entities.

•Financing activities. Net cash used by financing activities for the three months ended March 31, 2023 was $49.2 million, compared to $1.1 million generated by financing activities during the three months ended March 31, 2022. The cash outflows were primarily related to share repurchases of $15.4 million, net repayments of our lines of credit of $20.0 million, and an $11.1 million distribution to our noncontrolling interests.

Debt Instruments
Secured Revolving Credit Facility – As of March 31, 2023 and December 31, 2022, we had no amounts outstanding under our Secured Revolving Credit facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of March 31, 2023, we had no amounts outstanding under our $325.0 million Unsecured Revolving Credit Facility, down from $20.0 million as of December 31, 2022. On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million, replaced the Eurodollar rate, and extended the termination date by one year to December 14, 2025. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As amended, the aggregate principal amount of the revolving credit commitments under the Credit Agreement is $325.0 million through December 14, 2025.

Senior Unsecured Notes - As of March 31, 2023, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $335.9 million as of March 31, 2023 compared to $335.8 million as of December 31, 2022, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2023. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of March 31, 2023, our interest coverage on a last 12 months’ basis was 24.32 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $711.0 million. As of March 31, 2023, our Consolidated Tangible Net Worth was $1,113.0 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of March 31, 2023, we had a rolling average ratio of 25.6%.

As of March 31, 2023, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of March 31, 2023 and December 31, 2022, 2,000,000 Depositary Shares were issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We pay cumulative cash dividends on our Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During the three months ended March 31, 2023 and 2022, we paid dividends of $0.7 million on our Series A Preferred Stock. On April 27,2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on our Series A Preferred Stock. The dividend is payable on June 15, 2023 to stockholders of record as of June 1, 2023.

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

As of March 31, 2023, we had earnest money deposits of $20.0 million at risk associated with contracts to purchase 2,864 lots past feasibility studies with an aggregate purchase price of approximately $213.9 million.

Guarantee
Refer to Note 5 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for details of our guarantee in relation to EJB River Holdings, LLC joint venture.

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

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Condensed Consolidated Financial Statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2023	—	$—	—	$48,683,000
February 1 - February 28, 2023	—	—	—	48,683,000
March 1 - March 31, 2023	467,875	32.81	467,875	33,345,000
Total	467,875	32.81	467,875

(1)    On April 27, 2022, the Board authorized a stock repurchase program authorizing us to repurchase, from time to time, up to an additional $100.0 million of our outstanding common stock (the “2022 Repurchase Plan”). As of March 31, 2023 the remaining dollar value of shares that may yet be purchased under the 2022 Repurchase Plan was approximately $33.3 million, excluding excise tax. The 2022 Repurchase Plan has no expiration and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. There were no other repurchase plans announced as of March 31, 2023.

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

Date:    May 3, 2023