Form 10-Q
period 2023-06-30
Green Brick Partners, Inc.
filed 2023-08-02
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

The number of shares of the Registrant's common stock outstanding as of July 26, 2023 was 45,378,678.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$209,595	$76,588
Restricted cash	21,607	16,682
Receivables	7,057	5,288
Inventory	1,404,398	1,422,680
Investments in unconsolidated entities	81,800	74,224
Right-of-use assets - operating leases	2,689	3,458
Property and equipment, net	4,375	2,919
Earnest money deposits	16,136	23,910
Deferred income tax assets, net	16,448	16,448
Intangible assets, net	409	452
Goodwill	680	680
Other assets	11,379	12,346
Total assets	$1,776,573	$1,655,675
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$57,464	$51,804
Accrued expenses	101,464	91,281
Customer and builder deposits	43,252	29,112
Lease liabilities - operating leases	2,780	3,582
Borrowings on lines of credit, net	(2,214)	17,395
Senior unsecured notes, net	336,016	335,825
Notes payable	14,591	14,622
Total liabilities	553,353	543,621
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	32,995	29,239
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	47,696	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 45,378,678 issued and outstanding as of June 30, 2023 and 46,032,930 issued and outstanding as of December 31, 2022, respectively	454	460
Additional paid-in capital	256,965	259,410
Retained earnings	868,962	754,341
Total Green Brick Partners, Inc. stockholders’ equity	1,174,077	1,061,907
Noncontrolling interests	16,148	20,908
Total equity	1,190,225	1,082,815
Total liabilities and equity	$1,776,573	$1,655,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Residential units revenue	$454,445	$512,515	$904,807	$877,176
Land and lots revenue	1,844	12,629	3,543	41,584
Total revenues	456,289	525,144	908,350	918,760
Cost of residential units	312,030	347,142	638,154	610,572
Cost of land and lots	1,324	9,106	2,655	30,936
Total cost of revenues	313,354	356,248	640,809	641,508
Total gross profit	142,935	168,896	267,541	277,252
Selling, general and administrative expenses	(49,229)	(41,798)	(95,174)	(76,063)
Equity in income of unconsolidated entities	5,699	8,523	9,920	14,210
Other income, net	4,807	2,661	9,097	5,516
Income before income taxes	104,212	138,282	191,384	220,915
Income tax expense	23,148	30,278	42,179	48,715
Net income	81,064	108,004	149,205	172,200
Less: Net income attributable to noncontrolling interests	5,794	6,748	9,755	9,367
Net income attributable to Green Brick Partners, Inc.	$75,270	$101,256	$139,450	$162,833

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.64	$2.09	$3.02	$3.27
Diluted	$1.63	$2.08	$3.00	$3.25
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	45,371	48,046	45,656	49,309
Diluted	45,755	48,384	46,051	49,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended June 30, 2023 and 2022:

	Common Stock			Preferred Stock			Treasury Stock			Additional Paid-in Capital	Retained Earnings		Total GRBK Stockholders’ Equity		Non controlling Interests		Total Stockholders’ Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Balance at March 31, 2023	46,211,430	$462		2,000	$47,696		467,875	$(15,351)		$263,545	$817,802		$1,114,154		$12,448		$1,126,602
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	(29,161)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—		—	—		—	—		462	—		462		—		462
Dividends	—	—		—	—		—	—		—	(719)		(719)		—		(719)
Stock repurchases	—	—		—	—		335,716	(12,640)		—	—		(12,640)		—		(12,640)
Treasury stock retirement	(803,591)	(8)		—	—		(803,591)	27,991		(4,592)	(23,391)		—		—		—
Change in fair value of redeemable noncontrolling interest	—	—		—	—		—	—		(2,450)	—		(2,450)		—		(2,450)
Net income	—	—		—	—		—	—		—	75,270		75,270		3,700		78,970
Balance at June 30, 2023	45,378,678	$454		2,000	$47,696		—	$—		$256,965	$868,962		$1,174,077		$16,148		$1,190,225

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	51,245,206	$512	2,000	$47,696	(1,584,976)	$(28,968)	$292,155	$600,788	$912,183	$10,178	$922,361
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	29,952	1	—	—	—	—	1	—	2	—	$2
Amortization of deferred share-based compensation	—	—	—	—	—	—	180	—	180	—	$180
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(3,219,176)	(66,511)	—	—	(66,511)	—	(66,511)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	1,000	—	1,000	—	1,000
Net income	—	—	—	—	—	—	—	101,256	101,256	5,926	107,182
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the six months ended June 30, 2023 and 2022:

	Common Stock		Preferred Stock			Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696		—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	209,196	3	—	—		—	—	5,230	—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)	—	—		—	—	(1,975)	—	(1,976)	—	(1,976)
Amortization of deferred share-based compensation	—	—	—	—	—	—	—	1,029	—	1,029	—	1,029
Dividends	—	—	—	—		—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases	—	—	—	—		803,591	(27,991)	—	—	(27,991)	—	(27,991)
Retirement of treasury shares	(803,591)	(8)	—	—		(803,591)	27,991	(4,592)	(23,391)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—		—	—	(2,137)	—	(2,137)	—	(2,137)
Distributions	—	—	—	—		—	—	—	—	—	(11,056)	(11,056)
Net income	—	—	—	—		—	—	—	139,450	139,450	6,296	145,746
Balance at June 30, 2023	45,378,678	$454	2,000	$47,696		—	$—	$256,965	$868,962	$1,174,077	$16,148	$1,190,225

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan	169,662	2	—	—	—	—	2,752	—	2,754	—	2,754
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Amortization of deferred share-based compensation	—	—	—	—	—	—	460	—	460	—	460
Stock repurchases	—	—	—	—	(4,412,213)	(92,312)	—	—	(92,312)	—	(92,312)
Dividends	—	—	—	—	—	—	—	(1,374)	(1,374)	—	(1,374)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	1,557	—	1,557	—	1,557
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	162,833	162,833	7,676	170,509
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$149,205	$172,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,584	1,125
(Gain) loss on disposal of property and equipment, net	(146)	39
Share-based compensation expense	5,966	3,117
Equity in income of unconsolidated entities	(9,920)	(14,210)
Allowances for option deposits and pre-acquisition costs	47	174
Distributions of income from unconsolidated entities	7,324	6,876
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,769)	43
Decrease (increase) in inventory	18,938	(164,784)
Decrease in earnest money deposits	7,773	1,306
Decrease in other assets	888	1,613
Increase in accounts payable	5,660	14,547
Increase in accrued expenses	10,479	34,360
Increase (decrease) in customer and builder deposits	14,139	(6,986)
Net cash provided by operating activities	210,168	49,420
Cash flows from investing activities:
Investments in unconsolidated entities	(4,980)	(1,127)
Purchase of property and equipment, net of disposals	(2,852)	(1,072)
Net cash used in investing activities	(7,832)	(2,199)
Cash flows from financing activities:
Borrowings from lines of credit	22,000	222,000
Repayments of lines of credit	(42,000)	(187,000)
Proceeds from notes payable	63	14,472
Repayments of notes payable	(95)	(28)
Payments of debt issuance costs	(72)	(86)
Payments of withholding tax on vesting of restricted stock awards	(1,975)	(1,075)
Share repurchases	(27,991)	(92,312)
Dividends paid	(1,438)	(1,374)
Distributions to redeemable noncontrolling interest	(1,840)	—
Distributions to noncontrolling interests	(11,056)	(5,718)
Net cash used in financing activities	(64,404)	(51,121)
Net increase (decrease) in cash and cash equivalents and restricted cash	137,932	(3,900)
Cash and cash equivalents and restricted cash, beginning of period	93,270	93,554
Cash and cash equivalents and restricted cash, end of period	$231,202	$89,654
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$39,071	$39,249

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2023	December 31, 2022
Homes completed or under construction	$509,677	$603,953
Land and lots - developed and under development	843,053	768,194
Land held for future development(1)	48,453	48,369
Land held for sale	3,215	2,164
Total inventory	$1,404,398	$1,422,680

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of June 30, 2023, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. As of June 30, 2023, the Company performed further impairment analysis of one selling community with indicators of impairment with a combined corresponding carrying value of approximately $26.6 million. For the three and six months ended June 30, 2023 and 2022, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest capitalized at beginning of period	$22,847	$20,751	$22,752	$19,950
Interest incurred	3,624	4,045	7,367	7,779
Interest charged to cost of revenues	(3,872)	(4,376)	(7,520)	(7,309)
Interest capitalized at end of period	$22,599	$20,420	$22,599	$20,420

Capitalized interest as a percentage of inventory	1.6%	1.5%

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2023	December 31, 2022
GB Challenger, LLC	$51,888	$49,897
GBTM Sendera, LLC	19,299	14,319
EJB River Holdings, LLC	9,628	8,554
BHome Mortgage, LLC	985	1,147
Green Brick Mortgage, LLC(1)	—	307
Total investment in unconsolidated entities	$81,800	$74,224

(1)As of June 30, 2023, our Green Brick Mortgage joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Cash	$28,919	$15,265
Accounts receivable	10,175	4,972
Bonds and notes receivable	22,053	10,381
Loans held for sale, at fair value	8,708	8,829
Inventory	200,570	195,732
Other assets	7,016	9,352
Total assets	$277,441	$244,531
Liabilities:
Accounts payable	$7,951	$10,166
Accrued expenses and other liabilities	15,022	12,177
Notes payable	99,820	82,484
Total liabilities	122,793	104,827
Owners’ equity:
Green Brick	78,253	70,812
Others	76,395	68,892
Total owners’ equity	154,648	139,704
Total liabilities and owners’ equity	$277,441	$244,531

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$74,747	$85,394	$133,070	$156,030
Costs and expenses	63,420	68,275	113,146	127,472
Net earnings of unconsolidated entities	$11,327	$17,119	$19,924	$28,558
Company’s share in net earnings of unconsolidated entities	$5,699	$8,523	$9,920	$14,210

A summary of the Company’s share in net earnings by unconsolidated entity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GB Challenger, LLC	$4,487	$7,019	$7,512	$11,086
EJB River Holdings, LLC	571	646	1,074	1,384
BHome Mortgage, LLC	641	356	1,334	910
Green Brick Mortgage, LLC	—	502	—	830
Total net earnings from unconsolidated entities	$5,699	$8,523	$9,920	$14,210

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate development reserve to complete(1)	$31,685	$28,793
Warranty reserve	20,824	17,945
Federal income tax payable	5,613	6,334
Accrued compensation	10,235	13,917
Other accrued expenses	33,107	24,292
Total accrued expenses	$101,464	$91,281

(1)Our real estate development reserve to complete consists of estimated future costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty accrual, beginning of period	$19,532	$10,613	$17,945	$9,378
Warranties issued	2,876	2,397	4,921	4,211
Changes in liability for existing warranties	(82)	121	551	416
Settlements made	(1,502)	(1,066)	(2,593)	(1,940)
Warranty accrual, end of period	$20,824	$12,065	$20,824	$12,065

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Unsecured Revolving Credit Facility	—	20,000
Debt issuance costs, net of amortization	(2,214)	(2,605)
Total borrowings on lines of credit, net	$(2,214)	$17,395

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

As of June 30, 2023, there were no letters of credit outstanding under the Secured Revolving Credit Facility and the net available commitment amount was $35.0 million.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million and extended the termination date by one year to December 14, 2025. The Tenth Amendment also replaced LIBOR as the benchmark interest rate with the Secure Overnight Financing Rate.

The Unsecured Revolving Credit Facility is guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	125,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,484)	(1,675)
Total senior unsecured notes, net	$336,016	$335,825

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

2027 Notes
The aggregate principal amount of the 2027 Notes is due on August 26, 2027.

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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2023.

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

6. REDEEMABLE NONCONTROLLING INTEREST

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiaries
The Company has a noncontrolling interest attributable to its 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by its Florida-based partner that is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s condensed consolidated financial statements.
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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$30,291	$22,179
Net income attributable to redeemable noncontrolling interest partner	2,094	822
Distributions of income to redeemable noncontrolling interest partner	(1,840)	—
Change in fair value of redeemable noncontrolling interest	2,450	(1,000)
Redeemable noncontrolling interest, end of period	$32,995	$22,001

	Six Months Ended June 30,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$29,239	$21,867
Net income attributable to redeemable noncontrolling interest partner	3,459	1,691
Distributions of income to redeemable noncontrolling interest partner	(1,840)	—
Change in fair value of redeemable noncontrolling interest	2,137	(1,557)
Redeemable noncontrolling interest, end of period	$32,995	$22,001

7. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
During the six month period ended June 30, 2022, the Company completed discrete open market repurchases under the stock repurchase program approved in 2021 of 1,193,037 shares for approximately $25.8 million. The Company completed the repurchases under the 2021 Repurchase Plan on April 29, 2022. The repurchased shares were subsequently retired.

2022 Share Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program (the “2022 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of its outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The 2022 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

During the three and six months ended June 30, 2023, the Company repurchased 335,716 and 803,591 shares, respectively, for approximately $12.3 million and $27.7 million, excluding excise tax. As of June 30, 2023, the remaining dollar value of shares that may be repurchased under the 2022 Repurchase Plan was $21.0 million, excluding excise tax. The repurchased shares were retired.

2023 Share Repurchase Program
On April 27, 2023, the Board approved a stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. As of June 30, 2023, the remaining dollar value of shares that may be repurchased under the 2023 Repurchase Plan was $100.0 million, excluding excise tax.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at June 30, 2023 and December 31, 2022.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $1.4 million for each of the three and six months ended June 30, 2023 and 2022, respectively.

On July 27, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on September 15, 2023 to stockholders of record as of September 1, 2023.

8. SHARE-BASED COMPENSATION

The Company’s stock compensation plan, the 2014 Omnibus Equity Incentive Plan, is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), and stock options.

Share-Based Award Activity
During the six months ended June 30, 2023, the Company granted SAs to executive officers (“EOs”), RSAs to employees and non-employee members of the Board, and PRSUs to employees. The SAs granted to EOs were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 59,857 shares of common stock from EOs, at a total cost of $2.0 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the six months ended June 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Nonvested, December 31, 2022	38	$23.94
Granted	184	$33.78
Vested	(150)	$31.41
Forfeited	(1)	$27.79
Nonvested, June 30, 2023	71	$33.53

Stock Options
A summary of stock options activity during the six months ended June 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2022	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, June 30, 2023	500	$7.49	1.33	$24,655
Options exercisable, June 30, 2023	500	$7.49	1.33	$24,655

Share-Based Compensation Expense
Share-based compensation expense was $0.5 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, share-based compensation expense was $6.0 million and $3.1 million, respectively.

As of June 30, 2023, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and RSUs, net of forfeitures, was $2.5 million which is expected to be recognized over a weighted-average period of 2.0 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$322,154	$1,844	$364,880	$12,605
Southeast	132,291	—	147,635	24
Total revenues	$454,445	$1,844	$512,515	$12,629

Type of Customer
Homebuyers	$454,445	$—	$512,515	$—
Homebuilders and Multi-family Developers	—	1,844	—	12,629
Total revenues	$454,445	$1,844	$512,515	$12,629

Product Type
Residential units	$454,445	$—	$512,515	$—
Land and lots	—	1,844	—	12,629
Total revenues	$454,445	$1,844	$512,515	$12,629

Timing of Revenue Recognition
Transferred at a point in time	$454,136	$1,844	$510,535	$12,629
Transferred over time(1)	309	—	1,980	—
Total revenues	$454,445	$1,844	$512,515	$12,629

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$666,618	$3,543	$626,578	$41,466
Southeast	238,189	—	250,598	118
Total revenues	$904,807	$3,543	$877,176	$41,584

Type of Customer
Homebuyers	$904,807	$—	$877,176	$—
Homebuilders and Multi-family Developers	—	3,543	—	41,584
Total revenues	$904,807	$3,543	$877,176	$41,584

Product Type
Residential units	$904,807	$—	$877,176	$—
Land and lots	—	3,543	—	41,584
Total revenues	$904,807	$3,543	$877,176	$41,584

Timing of Revenue Recognition
Transferred at a point in time	$903,566	$3,543	$873,598	$41,584
Transferred over time(1)	1,241	—	3,578	—
Total revenues	$904,807	$3,543	$877,176	$41,584

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Customer and builder deposits	$43,252	$29,112

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Type of Customer
Homebuyers	$15,595	$27,910	92	$21,329	$42,237
Homebuilders and Multi-Family Developers	—	92		—	192
Total deposits recognized as revenue	$15,595	$28,002		$21,329	$42,429

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $3.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in the remainder of 2023.

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

10. SEGMENT INFORMATION

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues: (1)
Builder operations
Central	$322,154	$364,880	$666,618	$626,578
Southeast	132,291	147,659	238,189	250,716
Total builder operations	454,445	512,539	904,807	877,294
Land development	1,844	12,605	3,543	41,466
Total revenues	$456,289	$525,144	$908,350	$918,760

Gross profit:
Builder operations
Central	$107,878	$133,508	$210,283	$217,572
Southeast	45,868	43,274	79,197	69,050
Total builder operations	153,746	176,782	289,480	286,622
Land development	858	3,828	1,546	11,242
Corporate, other and unallocated (2)	(11,669)	(11,714)	(23,485)	(20,612)
Total gross profit	$142,935	$168,896	$267,541	$277,252

Income before income taxes:
Builder operations
Central	$74,800	$102,991	$142,817	$162,476
Southeast	32,494	30,184	54,765	45,678
Total builder operations	107,294	133,175	197,582	208,154
Land development	1,140	3,625	1,915	11,210
Corporate, other and unallocated (3)	(4,222)	1,482	(8,113)	1,551
Income before income taxes	$104,212	$138,282	$191,384	$220,915

	June 30, 2023	December 31, 2022
Inventory:
Builder operations
Central	$477,335	$515,981
Southeast	295,909	293,787
Total builder operations	773,244	809,768
Land development	589,608	570,065
Corporate, other and unallocated (4)	41,546	42,847
Total inventory	$1,404,398	$1,422,680

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. For the three and six months ended June 30, 2023, Builders did not have revenues from land or lot closings. Land and lot closings revenues were de minimis for the three and six months ended June 30, 2022.
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
(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to homes under construction and land under development.

11. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2023 was $23.1 million and $42.2 million, respectively, compared to $30.3 million and $48.7 million in the prior year periods. The effective tax rate was 22.2% and 22.0% for the three and six months ended June 30, 2023, respectively, compared to 21.9% and 22.1% in the comparable prior year periods. The change in the effective tax rate for the three and six months ended June 30, 2023 relates primarily to the benefit from the 45L Energy Efficient Home Credit enacted by Congress in August 2022 as part of the Inflation Reduction Act of 2022 (“the 2022 Act”). The 2022 Act extends and modifies the energy efficient home credit that Congress had enacted through the Taxpayer Certainty and Disaster Tax Relief Acts of 2019 and 2020. This tax credit had expired at the end of 2021, but following its enactment in August 2022, the 2022 Act extended the tax credit through 2032.

12. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and its PRSUs do not participate in dividends with common stock. As such, these stock awards are not considered participating securities and are excluded from the calculation of net income per share using the two-class method.

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of RSAs and PRSUs during each period. Net income applicable to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options, RSAs and PRSUs.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Green Brick Partners, Inc.	$75,270	$101,256	$139,450	$162,833
Preferred dividends	(719)	(719)	(1,438)	(1,438)
Net income applicable to common stockholders	74,551	100,537	138,012	161,395

Weighted-average number of common shares outstanding - basic	45,371	48,046	45,656	49,309
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.64	$2.09	$3.02	$3.27

Weighted-average number of common shares outstanding - basic	45,371	48,046	45,656	49,309
Dilutive effect of stock options and restricted stock awards	384	338	395	330
Weighted-average number of common shares outstanding - diluted	45,755	48,384	46,051	49,639
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.63	$2.08	$3.00	$3.25

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Antidilutive options to purchase common stock and restricted stock awards	(4)	(23)	(55)	(29)

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes was $310.9 million and $306.1 million as of June 30, 2023 and December 31, 2022, respectively. The aggregate principal balance of the senior unsecured notes was $337.5 million as of June 30, 2023 and December 31, 2022.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2023 and 2022.

14. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2023 and 2022, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2023 and 2022, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of June 30, 2023 and December 31, 2022, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2023 and 2022, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2023, and December 31, 2022, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2023 and December 31, 2022, letters of credit and performance bonds outstanding were $3.0 million and $5.0 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2023 and 2022, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.8 million in the prior year periods.
As of June 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.4 years and 4.2%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2023 are presented below (in thousands):

Remainder of 2023	$590
2024	590
2025	566
2026	504
2027	447
Thereafter	417
Total future lease payments	3,114
Less: Interest	334
Present value of lease liabilities	$2,780

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.3 million and $0.4 million for each the three and six months ended June 30, 2023 and 2022, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits; (c) expectations regarding our industry and our business, including management’s beliefs related to industry cancellation rates; (d) our beliefs regarding the advantages of the markets we operate in; (e) our land and lot acquisition strategy and its impact on our results; (f) the sufficiency of our capital resources to support our business strategy and to service our debt; (g) the impact of new accounting standards and changes in accounting estimates; (h) expectations about backlog and cancellation rates on future financial results; (i) our strategies to utilize leverage to invest in our business; (j) our expectations regarding future cash needs and access to additional growth capital; and (k) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of qualified labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2022, are provided below:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Home deliveries	Decreased by 11.1%	Increased by 0.3%
Home closings revenue	Decreased by 11.0%	Increased by 3.4%
Average sales price of homes delivered	Increased by 0.1%	Increased by 3.1%
Net new home orders	Increased by 50.8%	Increased by 64.8%

We believe that our strong second quarter financial and operating results reflect the ongoing stabilization of the economic environment and the continued limited supply of home inventory, especially with respect to existing homes due to the unwillingness of homeowners to list their homes for sale and forfeit their low interest rate mortgage. In addition, the interest rate hikes that began in 2022 have been more measured during the first six months of 2023 and the majority of our homebuyers have adjusted their expectations to the higher interest rates. These improving market conditions, combined with the strength of our infill and infill-adjacent locations in high growth markets and the increased levels of our finished and finishing spec home inventory entering the year, have contributed to our strong new home order growth in the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	%
Home closings revenue	$454,136	$510,535	$(56,399)	(11.0)%
Mechanic’s lien contracts revenue	309	1,980	(1,671)	(84.4)%
Residential units revenue	$454,445	$512,515	$(58,070)	(11.3)%
New homes delivered	783	881	(98)	(11.1)%
Average sales price of homes delivered	$580.0	$579.5	$0.5	0.1%

The 11.3% decrease in residential units revenue was primarily driven by the decrease in new homes delivered. The decrease in new homes delivered was primarily due to a lower starts pace in prior quarters and a smaller backlog entering the quarter.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	%
Net new home orders	822	545	277	50.8%
Revenue from net new home orders	$489,495	$354,111	$135,384	38.2%
Average selling price of net new home orders	$595.5	$649.7	$(54.2)	(8.3)%
Cancellation rate	7.4%	11.4%	(4.0)%	(35.1)%
Absorption rate per average active selling community per quarter	9.9	7.1	2.8	39.4%
Average active selling communities	83	77	6	7.8%
Active selling communities at end of period	86	78	8	10.3%
Backlog	$585,951	$710,199	$(124,248)	(17.5)%
Backlog units	882	1,087	(205)	(18.9)%
Average sales price of backlog	$664.3	$653.4	$10.9	1.7%

Net new home orders increased 50.8% over the prior year period and our absorption rate per average active selling communities increased 39.4% year over year. The increase in net new home orders is attributable to the limited competition in our infill and infill-adjacent community sites, increased levels of finished and finishing spec homes entering the quarter, and the continued low supply of existing and new home inventory in our markets.

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Upon cancellation, the customer deposit may be returned to the homebuyer. Accordingly, backlog may not be indicative of our future revenue.

Backlog declined by 17.5% for the quarter with a 18.9% drop in backlog units, offset by a 1.7% increase in the average sales price of backlog units. As of June 30, 2023, backlog increased 58.8% compared to December 31, 2022. As a result, our spec units under construction as a percentage of total units under construction declined from 73.4% as of December 31, 2022 to 59.2% as of June 30, 2023 which compares to 57.5% as of June 30, 2022.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.4% for the three months ended June 30, 2023, compared to 11.4% for the three months ended June 30, 2022. Sales contracts may be canceled by the homebuyer for a number of reasons, including the inability to obtain suitable mortgage financing.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2023		2022
Home closings revenue	$454,136	100.0%	$510,535	100.0%
Cost of homebuilding units	311,834	68.7%	345,429	67.7%
Homebuilding gross margin	$142,302	31.3%	$165,106	32.3%

Mechanic’s lien contracts revenue	$309	100.0%	$1,980	100.0%
Cost of mechanic’s lien contracts	196	63.4%	1,713	86.5%
Mechanic’s lien contracts gross margin	$113	36.6%	$267	13.5%

Residential units revenue	$454,445	100.0%	$512,515	100.0%
Cost of residential units	312,030	68.7%	347,142	67.7%
Residential units gross margin	$142,415	31.3%	$165,373	32.3%

Cost of residential units for the three months ended June 30, 2023 decreased by $35.1 million, or 10.1%, compared to the three months ended June 30, 2022, primarily due to the 11.1% decrease in new homes delivered.

Residential units gross margin for the three months ended June 30, 2023 decreased to 31.3%, compared to 32.3% for the three months ended June 30, 2022, and up sequentially from 27.6% for the three months ended March 31, 2023. The decrease in residential units gross margin is attributable to higher sales incentives offered on new sales orders starting with the second half of 2022 as a result of a significantly more challenging sales environment. Conversely, the residential gross margin percentage increased sequentially 370 basis points to 31.3% during the three months ended June 30, 2023, which is attributable to declining incentives due to an improving sales environment throughout 2023 and lower construction costs.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	%
Lots revenue	$1,844	$12,081	$(10,237)	(84.7)%
Land revenue	—	548	(548)	(100.0)%
Land and lots revenue	$1,844	$12,629	$(10,785)	(85.4)%
Lots closed	18	184	(166)	(90.2)%
Average sales price of lots closed	$102.4	$65.7	$36.7	55.9%

While lot sales are no longer part of our typical business operations, we will opportunistically sell to other homebuilders’ land and lots when we deem that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by 84.7%, primarily driven by a 90.2% decrease in the number of lots closed partially offset by a 55.9% increase in the average sales price of lots closed.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$47,736	$44,702
Corporate, other and unallocated (income) expense	1,403	(3,058)
Net builder operations	49,139	41,644	10.8%	8.1%
Land development	90	154	4.9%	1.2%
Total selling, general and administrative expenses	$49,229	$41,798	10.8%	8.0%

Selling, general and administrative expenses as a percentage of revenue increased by 2.8% for the three months ended June 30, 2023 due to an increase in costs for brokerage commissions and incentive compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased by 2.7% in the three months ended June 30, 2023 due to an increase in costs for brokerage commissions and incentive compensation. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2023 was $1.4 million, compared to income of $3.1 million for the three months ended June 30, 2022. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $5.7 million, or 33.1%, for the three months ended June 30, 2023, compared to $8.5 million for the three months ended June 30, 2022. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $4.8 million for the three months ended June 30, 2023, compared to $2.7 million for the three months ended June 30, 2022. The change is due to an increase in other interest income and forfeited customer deposits.

Income Tax Expense
Income tax expense was $23.1 million for the three months ended June 30, 2023 compared to $30.3 million for the three months ended June 30, 2022. The decrease was primarily due to a lower taxable income. See Note 11 to our condensed consolidated financials statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the effective tax rate for the quarter.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change	%
Home closings revenue	$903,566	$873,598	$29,968	3.4%
Mechanic’s lien contracts revenue	1,241	3,578	(2,337)	(65.3)%
Residential units revenue	$904,807	$877,176	$27,631	3.1%
New homes delivered	1,544	1,539	5	0.3%
Average sales price of homes delivered	$585.2	$567.6	$17.6	3.1%

The $27.6 million increase in residential units revenue was driven by the 3.1% increase in the average sales price of homes delivered for the six months ended June 30, 2023.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change	%
Net new home orders	1,889	1,146	743	64.8%
Revenue from net new home orders	$1,120,423	$713,940	$406,483	56.9%
Average selling price of net new home orders	$593.1	$623.0	$(29.9)	(4.8)%
Cancellation rate	6.7%	9.6%	(2.9)%	(30.2)%
Absorption rate per average active selling community per quarter	11.5	7.5	4.0	53.3%
Average active selling communities	82	76	6	7.9%
Active selling communities at end of period	86	78	8	10.3%

Net new home orders increased 64.8% over the prior year period and our absorption rate per average active selling community increased 53.3% year over year. The increase in net new home orders is attributable to the limited competition in our infill and infill-adjacent community sites, increased levels of finished and finishing spec homes entering the year, and the continued low supply of existing and new home inventory in our markets.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.7% for the six months ended June 30, 2023, compared to 9.6% for the six months ended June 30, 2022. Sales contracts may be canceled by the homebuyer for a number of reasons, including the homebuyer’s inability to obtain suitable mortgage financing.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2023		2022
Home closings revenue	$903,566	100.0%	$873,598	100.0%
Cost of homebuilding units	637,349	70.5%	607,519	69.5%
Homebuilding gross margin	$266,217	29.5%	$266,079	30.5%

Mechanic’s lien contracts revenue	$1,241	100.0%	$3,578	100.0%
Cost of mechanic’s lien contracts	805	64.9%	3,053	85.3%
Mechanic’s lien contracts gross margin	$436	35.1%	$525	14.7%

Residential units revenue	$904,807	100.0%	$877,176	100.0%
Cost of residential units	638,154	70.5%	610,572	69.6%
Residential units gross margin	$266,653	29.5%	$266,604	30.4%

Cost of residential units for the six months ended June 30, 2023 increased by $27.6 million, or 4.5%, compared to the six months ended June 30, 2022. Residential units gross margin for the six months ended June 30, 2023 decreased to 29.5%, compared to 30.4% for the six months ended June 30, 2022. The decrease in residential units gross margin is attributable to higher sales incentives offered on new sales orders starting with the second half of 2022 as a result of a significantly more challenging sales environment.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change	%
Lots revenue	$3,543	$14,036	$(10,493)	(74.8)%
Land revenue	—	$27,548	(27,548)	(100.0)%
Land and lots revenue	$3,543	$41,584	$(38,041)	(91.5)%
Lots closed	36	217	(181)	(83.4)%
Average sales price of lots closed	$98.4	$64.7	$33.7	52.1%

While lot sales are no longer part of our typical business operations, we will opportunistically sell to other homebuilders’ land and lots when we deem that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by 74.8% during the six months ended June 30, 2023, driven by a 83.4% decrease in the number of lots closed partially offset by a 52.1% increase in the average lot price. Land revenue represents sales of tracts of land during the six months ended June 30, 2022.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$94,979	$80,620
Corporate, other and unallocated (income) expense	(4)	(4,799)
Net builder operations	94,975	75,821	10.5%	8.6%
Land development	199	242	5.6%	0.6%
Total selling, general and administrative expenses	$95,174	$76,063	10.5%	8.3%

Selling, general and administrative expenses as a percentage of revenue increased by 2.2% for the six months ended June 30, 2023 due to the decline in land and lot revenues and an increase in costs for brokerage commissions and incentive compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 8.6% to 10.5% due to an increase in costs for brokerage commissions and incentive compensation. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2023 was de minimis, compared to income of $4.8 million for the six months ended June 30, 2022. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to builder operations and land development segments during the six months ended June 30, 2022.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $9.9 million, or 30.2%, for the six months ended June 30, 2023, compared to $14.2 million for the six months ended June 30, 2022. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $9.1 million for the six months ended June 30, 2023, compared to $5.5 million for the six months ended June 30, 2022. The change was primarily due to an increase in other interest income and forfeited customer deposits.

Income Tax Expense
Income tax expense was $42.2 million for the six months ended June 30, 2023 compared to $48.7 million for the six months ended June 30, 2022. The decrease was substantially due to a lower taxable income. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the six months ended June 30, 2023.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2023 and December 31, 2022. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2023			December 31, 2022
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	2,651	1,246	3,897	1,901	998	2,899
Lots in communities under development	9,798	1,119	10,917	10,309	1,698	12,007
Land held for future development(1)	6,575	—	6,575	6,575	—	6,575
Total lots owned	19,024	2,365	21,389	18,785	2,696	21,481

Lots controlled
Lots under third party option contracts	1,515	3	1,518	2,212	6	2,218
Land under option for future acquisition and development	1,731	129	1,860	110	18	128
Lots under option through unconsolidated development joint ventures	1,289	378	1,667	1,289	411	1,700
Total lots controlled	4,535	510	5,045	3,611	435	4,046
Total lots owned and controlled (2)	23,559	2,875	26,434	22,396	3,131	25,527
Percentage of lots owned	80.8%	82.3%	80.9%	83.9%	86.1%	84.2%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Total lots owned	21,389	21,481
Land under option for future acquisition and development	1,860	128
Lots under option through unconsolidated development joint ventures	1,667	1,700
Total lots self-developed	24,916	23,309
Self-developed lots as a percentage of total lots owned and controlled	94.3%	91.3%

Liquidity and Capital Resources Overview
As of June 30, 2023 and December 31, 2022, we had $209.6 million and $76.6 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2023 were home construction, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 22.9% as of June 30, 2023. In addition, as of June 30, 2023, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 10.6%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the SEC. Net debt to total capitalization is calculated as the total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of June 30, 2023:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$348,393	$(209,595)	$138,798
Total Green Brick Partners, Inc. stockholders’ equity	1,174,077	—	1,174,077
Total capitalization	$1,522,470	$(209,595)	$1,312,875

Debt to total capitalization ratio	22.9%
Net debt to total capitalization ratio			10.6%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2023.

Cash Flows
The following summarizes our primary sources and uses of cash during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2023 was $210.2 million, compared to $49.4 million during the six months ended June 30, 2022. The net cash inflows for the six months ended June 30, 2023 were primarily driven by a decrease of inventory of $18.9 million during the six months ended June 30, 2023 compared to a $164.8 million increase of inventory during the six months ended June 30, 2022.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2023 increased to $7.8 million, compared to $2.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, cash outflows of $5.0 million were used for investments in unconsolidated entities.

•Financing activities. Net cash used for financing activities for the six months ended June 30, 2023 was $64.4 million, compared to $51.1 million during the six months ended June 30, 2022. The cash outflows were primarily related to share repurchases of $28.0 million, net repayments of our lines of credit of $20.0 million, and distributions of $11.1 million to our noncontrolling interests.

Debt Instruments
Secured Revolving Credit Facility – As of June 30, 2023 and December 31, 2022, we had no amounts outstanding under our Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of June 30, 2023, we had no amounts outstanding under our $325.0 million Unsecured Revolving Credit Facility down from $20.0 million as of December 31, 2022. On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million, replaced the Eurodollar rate, and extended the termination date by one year to December 14, 2025. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As amended, the aggregate principal amount of the revolving credit commitments under the Unsecured Revolving Credit Facility is $325.0 million through December 14, 2025.

Senior Unsecured Notes - As of June 30, 2023, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $336.0 million as of June 30, 2023 compared to $335.8 million as of December 31, 2022, net of issuance costs.
•In August 2019, we issued $75.0 million of senior unsecured notes (the “2026 Notes”). Interest accrues at an annual rate of 4.0% and is payable quarterly. Principal on the 2026 Notes is required to be paid in increments of $12.5 million on each of August 8, 2024 and August 8, 2025 with a final principal payment of $50.0 million on August 8, 2026.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2023. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of June 30, 2023, our interest coverage on a last 12 months’ basis was 22.89 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $748.6 million. As of June 30, 2023, our Consolidated Tangible Net Worth was $1,173.0 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of June 30, 2023, we had a rolling average ratio of 24.1%.

As of June 30, 2023,we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of June 30, 2023 and December 31, 2022 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”).

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the six months ended June 30, 2023, we paid dividends of $1.4 million on the Series A Preferred Stock. On July 27, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on September 15, 2023 to stockholders of record as of September 1, 2023.

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

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the seller.

As of June 30, 2023, the Company had earnest money deposits of $15.9 million at risk associated with contracts to purchase 3,922 lots past feasibility studies with an aggregate purchase price of approximately $202.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

The following table provides information about repurchases of our common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2023	254,010	$35.63	254,010	$124,303,000
May 1 - May 31, 2023	81,706	40.52	81,706	120,994,000
June 1 - June 30, 2023	—	—	—	120,994,000
Total	335,716	36.82	335,716

(1)    On April 27, 2022, the Board authorized a $100.0 million stock repurchase program (the “2022 Repurchase Plan”). Repurchases through June 30, 2023 were executed pursuant to the 2022 Repurchase Plan. On April 27, 2023, the Board approved a new stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. As of June 30, 2023, the remaining dollar value of shares that may yet be purchased was approximately $21.0 million under the 2022 Repurchase Plan and $100.0 million under the 2023 Repurchase Plan.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:    August 2, 2023