Form 10-Q
period 2023-09-30
Green Brick Partners, Inc.
filed 2023-10-31
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from — to —

Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware				20-5952523
(State or other jurisdiction of incorporation)				(IRS Employer Identification Number)

5501 Headquarters Drive, Suite 300W
Plano	,	TX	75024	(469)	573-6755
(Address of principal executive offices, including Zip Code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GRBK	The New York Stock Exchange
Depositary Shares (each representing a 1/1000th interest in a share of 5.75% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share)	GRBK PRA	The New York Stock Exchange

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

The number of shares of the Registrant's common stock outstanding as of October 25, 2023 was 45,378,364.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$223,453	$76,588
Restricted cash	22,708	16,682
Receivables	9,955	5,288
Inventory	1,462,264	1,422,680
Investments in unconsolidated entities	80,210	74,224
Right-of-use assets - operating leases	7,877	3,458
Property and equipment, net	5,402	2,919
Earnest money deposits	18,212	23,910
Deferred income tax assets, net	16,448	16,448
Intangible assets, net	388	452
Goodwill	680	680
Other assets	19,049	12,346
Total assets	$1,866,646	$1,655,675
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$56,565	$51,804
Accrued expenses	110,909	91,281
Customer and builder deposits	47,239	29,112
Lease liabilities - operating leases	7,923	3,582
Borrowings on lines of credit, net	(1,983)	17,395
Senior unsecured notes, net	336,112	335,825
Notes payable	12,998	14,622
Total liabilities	569,763	543,621
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	35,236	29,239
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	47,603	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 45,378,364 issued and outstanding as of September 30, 2023 and 46,032,930 issued and outstanding as of December 31, 2022, respectively	454	460
Additional paid-in capital	256,759	259,410
Retained earnings	940,400	754,341
Total Green Brick Partners, Inc. stockholders’ equity	1,245,216	1,061,907
Noncontrolling interests	16,431	20,908
Total equity	1,261,647	1,082,815
Total liabilities and equity	$1,866,646	$1,655,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Residential units revenue	$415,923	$396,749	$1,320,730	$1,273,925
Land and lots revenue	3,055	11,195	6,598	52,779
Total revenues	418,978	407,944	1,327,328	1,326,704
Cost of residential units	277,446	268,536	915,600	879,108
Cost of land and lots	2,519	6,089	5,174	37,025
Total cost of revenues	279,965	274,625	920,774	916,133
Total gross profit	139,013	133,319	406,554	410,571
Selling, general and administrative expenses	(46,884)	(43,251)	(142,058)	(119,314)
Equity in income of unconsolidated entities	1,345	5,697	11,265	19,907
Other income, net	4,612	1,831	13,709	7,347
Income before income taxes	98,086	97,596	289,470	318,511
Income tax expense	20,975	16,963	63,154	65,678
Net income	77,111	80,633	226,316	252,833
Less: Net income attributable to noncontrolling interests	4,955	7,113	14,710	16,480
Net income attributable to Green Brick Partners, Inc.	$72,156	$73,520	$211,606	$236,353

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.58	$1.58	$4.60	$4.86
Diluted	$1.56	$1.57	$4.55	$4.82
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	45,320	46,032	45,543	48,205
Diluted	45,792	46,390	45,988	48,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended September 30, 2023 and 2022:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	45,378,678	$454	2,000	$47,696	$256,965	$868,962	$1,174,077	$16,148	$1,190,225
Share-based award forfeitures	(314)	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	363	—	363	—	363
Dividends	—	—	—	—	—	(718)	(718)	—	(718)
Stock repurchases	—	—	—	—	—	—	—	—	—
Treasury stock retirement	—	—	—	—	—	—	—	—	—
Expiration of prepaid offering costs	—	—	—	(93)	—	—	(93)	—	(93)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	(569)	—	(569)	—	(569)
Distributions	—	—	—	—	—	—	—	(3,000)	(3,000)
Net income	—	—	—	—	—	72,156	72,156	3,283	75,439
Balance at September 30, 2023	45,378,364	$454	2,000	$47,603	$256,759	$940,400	$1,245,216	$16,431	$1,261,647

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	51,275,158	$513	2,000	$47,696	(4,804,152)	$(95,479)	$293,336	$701,325	$947,391	$16,104	$963,495
Share-based award forfeitures	(1,011)	—	—	—	—	—	(1)	—	(1)	—	$(1)
Amortization of deferred share-based compensation	—	—	—	—	—	—	204	—	204	—	$204
Dividends	—	—	—	—	—	—	—	(718)	(718)	—	(718)
Stock repurchases	—	—	—	—	(432,346)	(9,151)	—	—	(9,151)	—	(9,151)
Treasury stock retirement	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,005)	—	(2,005)	—	(2,005)
Net income	—	—	—	—	—	—	—	73,520	73,520	5,459	78,979
Balance at September 30, 2022	46,037,649	$460	2,000	$47,696	—	$—	$261,570	$699,514	$1,009,240	$21,563	$1,030,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the nine months ended September 30, 2023 and 2022:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	208,882	2	—	—	—	—	5,230	—	5,232	—	5,232
Withholdings from vesting of restricted stock awards	(59,857)	—	—	—	—	—	(1,976)	—	(1,976)	—	(1,976)
Amortization of deferred share-based compensation	—	—	—	—	—	—	1,393	—	1,393	—	1,393
Dividends	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)
Stock repurchases	—	—	—	—	803,591	(27,991)	—	—	(27,991)	—	(27,991)
Retirement of treasury shares	(803,591)	(8)	—	—	(803,591)	27,991	(4,592)	(23,391)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,706)	—	(2,706)	—	(2,706)
Expiration of prepaid offering costs	—	—	—	(93)	—	—	—	—	(93)	—	(93)
Distributions	—	—	—	—	—	—	—	—	—	(14,056)	(14,056)
Net income	—	—	—	—	—	—	—	211,606	211,606	9,579	221,185
Balance at September 30, 2023	45,378,364	$454	2,000	$47,603	—	$—	$256,759	$940,400	$1,245,216	$16,431	$1,261,647

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	168,651	2	—	—	—	—	2,751	—	2,753	—	2,753
Withholdings from vesting of restricted stock awards	(46,415)	(1)	—	—	—	—	(1,074)	—	(1,075)	—	(1,075)
Amortization of deferred share-based compensation	—	—	—	—	—	—	664	—	664	—	664
Dividends	—	—	—	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Stock repurchases	—	—	—	—	(4,844,559)	(101,463)	—	—	(101,463)	—	(101,463)
Treasury stock retirement	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(448)	—	(448)	—	(448)
Distributions	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	—	—	—	—	236,353	236,353	13,135	249,488
Balance at September 30, 2022	46,037,649	$460	2,000	$47,696	—	$—	$261,570	$699,514	$1,009,240	$21,563	$1,030,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$226,316	$252,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,442	1,717
Gain on disposal of property and equipment, net	(70)	(386)
Share-based compensation expense	6,333	3,329
Equity in income of unconsolidated entities	(11,265)	(19,907)
Allowances for option deposits and pre-acquisition costs	54	839
Distributions of income from unconsolidated entities	10,489	9,870
Changes in operating assets and liabilities:
Increase in receivables	(4,667)	(368)
Increase in inventory	(38,602)	(248,303)
Decrease in earnest money deposits	5,697	727
Increase in other assets	(6,835)	(1,486)
Increase in accounts payable	4,761	15,302
Increase in accrued expenses	19,920	38,161
Increase (decrease) in customer and builder deposits	18,126	(20,988)
Net cash provided by operating activities	232,699	31,340
Cash flows from investing activities:
Investments in unconsolidated entities	(5,210)	(3,597)
Purchase of property and equipment, net of disposals	(4,789)	(1,349)
Net cash used in investing activities	(9,999)	(4,946)
Cash flows from financing activities:
Borrowings from lines of credit	22,000	355,000
Repayments of lines of credit	(42,000)	(312,000)
Proceeds from notes payable	63	14,472
Repayments of notes payable	(1,687)	(44)
Payments of debt issuance costs	(72)	(86)
Payments of withholding tax on vesting of restricted stock awards	(1,976)	(1,075)
Share repurchases	(27,991)	(101,463)
Net proceeds from issuance of preferred shares	(93)	—
Dividends paid	(2,156)	(2,092)
Distributions to redeemable noncontrolling interest	(1,840)	—
Distributions to noncontrolling interests	(14,057)	(5,718)
Net cash used in financing activities	(69,809)	(53,006)
Net increase (decrease) in cash and cash equivalents and restricted cash	152,891	(26,612)
Cash and cash equivalents and restricted cash, beginning of period	93,270	93,554
Cash and cash equivalents and restricted cash, end of period	$246,161	$66,942
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$65,802	$63,527

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2023	December 31, 2022
Homes completed or under construction	$535,334	$603,953
Land and lots - developed and under development	874,436	768,194
Land held for future development(1)	48,991	48,369
Land held for sale	3,503	2,164
Total inventory	$1,462,264	$1,422,680

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of September 30, 2023, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three and nine months ended September 30, 2023 and 2022, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest capitalized at beginning of period	$22,599	$20,420	$22,752	$19,950
Interest incurred	3,641	4,206	11,008	11,985
Interest charged to cost of revenues	(2,971)	(3,183)	(10,491)	(10,492)
Interest capitalized at end of period	$23,269	$21,443	$23,269	$21,443

Capitalized interest as a percentage of inventory	1.6%	1.5%

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	September 30, 2023	December 31, 2022
GB Challenger, LLC	$49,186	$49,897
GBTM Sendera, LLC	19,530	14,319
EJB River Holdings, LLC	10,398	8,554
BHome Mortgage, LLC	1,096	1,147
Green Brick Mortgage, LLC(1)	—	307
Total investment in unconsolidated entities	$80,210	$74,224

(1)As of September 30, 2023, our Green Brick Mortgage joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

A summary of the unaudited condensed financial information of the four unconsolidated entities as of September 30, 2023 and five unconsolidated entities as of December 31, 2022 that are accounted for by the equity method is as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Cash	$24,877	$15,265
Accounts receivable	8,315	4,972
Bonds and notes receivable	16,252	10,381
Loans held for sale, at fair value	5,172	8,829
Inventory	195,156	195,732
Other assets	6,454	9,352
Total assets	$256,226	$244,531
Liabilities:
Accounts payable	$9,154	$10,166
Accrued expenses and other liabilities	14,609	12,177
Notes payable	84,415	82,484
Total liabilities	108,178	104,827
Owners’ equity:
Green Brick	75,046	70,812
Others	73,002	68,892
Total owners’ equity	148,048	139,704
Total liabilities and owners’ equity	$256,226	$244,531

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$66,782	$65,620	$199,852	$221,650
Costs and expenses	66,844	54,140	179,990	181,612
Net earnings of unconsolidated entities	$(62)	$11,480	$19,862	$40,038
Company’s share in net earnings of unconsolidated entities	$1,345	$5,697	$11,265	$19,907

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GB Challenger, LLC	$(71)	$5,196	$7,441	$16,282
EJB River Holdings, LLC	770	203	1,844	1,587
BHome Mortgage, LLC	646	145	1,980	1,055
Green Brick Mortgage, LLC	—	153	—	983
Total net earnings from unconsolidated entities	$1,345	$5,697	$11,265	$19,907

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate development reserve to complete(1)	$31,692	$28,793
Warranty reserve	22,009	17,945
Accrued property tax payable	17,186	4,047
Accrued compensation	16,407	13,917
Other accrued expenses	23,615	26,579
Total accrued expenses	$110,909	$91,281

(1)Our real estate development reserve to complete consists of estimated payments for future costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty accrual, beginning of period	$20,824	$12,065	$17,945	$9,378
Warranties issued	2,568	1,923	7,489	6,134
Changes in liability for existing warranties	57	2,079	608	2,495
Payments made	(1,440)	(1,161)	(4,033)	(3,101)
Warranty accrual, end of period	$22,009	$14,906	$22,009	$14,906

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	$—	$20,000
Debt issuance costs, net of amortization	(1,983)	(2,605)
Total borrowings on lines of credit, net	$(1,983)	$17,395

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

As of September 30, 2023 there were no letters of credit outstanding under our Secured Revolving Credit Facility and the net available commitment amount was $35.0 million.

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

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	125,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,388)	(1,675)
Total senior unsecured notes, net	$336,112	$335,825

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

2029 Notes
Principal of $30.0 million is due on December 28, 2028 and the remaining principal amount of $70.0 million on the 2029 Notes is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2023.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$32,995	$22,001
Net income attributable to redeemable noncontrolling interest partner	1,672	1,654
Distributions of income to redeemable noncontrolling interest partner	—	—
Change in fair value of redeemable noncontrolling interest	569	2,005
Redeemable noncontrolling interest, end of period	$35,236	$25,660

	Nine Months Ended September 30,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$29,239	$21,867
Net income attributable to redeemable noncontrolling interest partner	5,131	3,345
Distributions of income to redeemable noncontrolling interest partner	(1,840)	—
Change in fair value of redeemable noncontrolling interest	2,706	448
Redeemable noncontrolling interest, end of period	$35,236	$25,660

7. STOCKHOLDERS’ EQUITY

2021 Share Repurchase Program
During the nine months ended September 30, 2022, the Company completed discrete open market repurchases under the 2021 Share Repurchase Program of 1,193,037 shares for approximately $25.8 million. The Company completed the repurchases under the 2021 Repurchase Plan on April 29, 2022. The repurchased shares were subsequently retired.

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

During the nine months ended September 30, 2023, the Company repurchased 803,591 shares for approximately $27.7 million, excluding excise tax. No shares were repurchased during the three months ended September 30, 2023. As of September 30, 2023, the remaining dollar value of shares that may be repurchased under the 2022 Repurchase Plan was $21.0 million, excluding excise tax. The repurchased shares were subsequently retired.

2023 Share Repurchase Program
On April 27, 2023, the Board approved a stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. As of September 30, 2023, the remaining dollar value of shares that may be repurchased under the 2023 Repurchase Plan was $100.0 million, excluding excise tax.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at September 30, 2023 and December 31, 2022.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

On October 26, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on December 15, 2023 to stockholders of record as of December 1, 2023.

8. SHARE-BASED COMPENSATION

The Company’s stock compensation plan, the 2014 Omnibus Equity Incentive Plan, is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), and stock options.

Share-Based Award Activity
During the nine months ended September 30, 2023, the Company granted SAs to executive officers (“EOs”), RSAs to employees and non-employee members of the Board, and PRSUs to employees. The SAs granted to EOs were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 59,857 shares of common stock from EOs, at a total cost of $2.0 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the nine months ended September 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Nonvested, December 31, 2022	38	$23.94
Granted	184	$33.78
Vested	(129)	$31.15
Forfeited	(1)	$32.35
Nonvested, September 30, 2023	92	$33.38

Stock Options
A summary of stock options activity during the nine months ended September 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2022	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, September 30, 2023	500	$7.49	1.08	$17,010
Options exercisable, September 30, 2023	500	$7.49	1.08	$17,010

Share-Based Compensation Expense
Share-based compensation expense was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, share-based compensation expense was $6.3 million and $3.3 million, respectively.

As of September 30, 2023, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and RSUs, net of forfeitures, was $2.0 million which is expected to be recognized over a weighted-average period of 1.8 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$293,640	$2,580	$259,033	$3,950
Southeast	122,283	475	137,716	7,245
Total revenues	$415,923	$3,055	$396,749	$11,195

Type of Customer
Homebuyers	$415,923	$—	$396,749	$—
Homebuilders and Multi-family Developers	—	3,055	—	11,195
Total revenues	$415,923	$3,055	$396,749	$11,195

Product Type
Residential units	$415,923	$—	$396,749	$—
Land and lots	—	3,055	—	11,195
Total revenues	$415,923	$3,055	$396,749	$11,195

Timing of Revenue Recognition
Transferred at a point in time	$415,827	$3,055	$394,731	$11,195
Transferred over time(1)	96	—	2,018	—
Total revenues	$415,923	$3,055	$396,749	$11,195

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$960,258	$6,123	$885,611	$45,416
Southeast	360,472	475	388,314	7,363
Total revenues	$1,320,730	$6,598	$1,273,925	$52,779

Type of Customer
Homebuyers	$1,320,730	$—	$1,273,925	$—
Homebuilders and Multi-family Developers	—	6,598	—	52,779
Total revenues	$1,320,730	$6,598	$1,273,925	$52,779

Product Type
Residential units	$1,320,730	$—	$1,273,925	$—
Land and lots	—	6,598	—	52,779
Total revenues	$1,320,730	$6,598	$1,273,925	$52,779

Timing of Revenue Recognition
Transferred at a point in time	$1,319,393	$6,598	$1,268,329	$52,779
Transferred over time(1)	1,337	—	5,596	—
Total revenues	$1,320,730	$6,598	$1,273,925	$52,779

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Customer and builder deposits	$47,239	$29,112

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Type of Customer
Homebuyers	$13,537	$22,798	$25,329	$51,753
Homebuilders and Multi-Family Developers	—	428	—	620
Total deposits recognized as revenue	$13,537	$23,226	$25,329	$52,373

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

10. SEGMENT INFORMATION

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues: (1)
Builder operations
Central	$293,640	$259,033	$960,258	$885,611
Southeast	122,758	144,961	360,947	395,677
Total builder operations	416,398	403,994	1,321,205	1,281,288
Land development	2,580	3,950	6,123	45,416
Total revenues	$418,978	$407,944	$1,327,328	$1,326,704

Gross profit:
Builder operations
Central	$108,699	$94,122	$318,982	$311,694
Southeast	40,931	47,493	120,128	116,543
Total builder operations	149,630	141,615	439,110	428,237
Land development	737	1,610	2,283	12,852
Corporate, other and unallocated (2)	(11,354)	(9,906)	(34,839)	(30,518)
Total gross profit	$139,013	$133,319	$406,554	$410,571

Income before income taxes:
Builder operations
Central	$76,967	$67,698	$219,784	$230,174
Southeast	27,204	34,042	81,969	79,720
Total builder operations	104,171	101,740	301,753	309,894
Land development	1,148	915	3,063	12,125
Corporate, other and unallocated (3)	(7,233)	(5,059)	(15,346)	(3,508)
Income before income taxes	$98,086	$97,596	$289,470	$318,511

	September 30, 2023	December 31, 2022
Inventory:
Builder operations
Central	$598,810	$515,981
Southeast	318,177	293,787
Total builder operations	916,987	809,768
Land development	503,411	570,065
Corporate, other and unallocated (4)	41,866	42,847
Total inventory	$1,462,264	$1,422,680

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. Land and lot closings revenue were $0.5 million for the three and nine months ended September 30, 2023. Land and lot closings revenues were $7.2 million and $7.4 million for the three and nine months ended September 30, 2022.
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

11. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2023 was $21.0 million and $63.2 million, respectively, compared to $17.0 million and $65.7 million in the prior year periods. The effective tax rate was 21.4% and 21.8% for the three and nine months ended September 30, 2023, respectively, compared to 17.4% and 20.6% in the comparable prior year periods. The change in the effective tax rate for the three and nine months ended September 30, 2023 is primarily due to the benefit of the 45L Energy Efficient Home Credit enacted by Congress in August 2022 as part of the Inflation Reduction Act of 2022 (“the 2022 Act”). The 2022 Act extends and modifies the energy efficient home credit that Congress had enacted through the Taxpayer Certainty and Disaster Tax Relief Acts of 2019 and 2020. This tax credit had expired at the end of 2021, but following its enactment in August 2022, the 2022 Act extended the tax credit through 2032. Beginning in 2023, eligibility requirements increased resulting in fewer homes qualifying for this credit.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Green Brick Partners, Inc.	$72,156	$73,520	$211,606	$236,353
Preferred dividends	(719)	(719)	(2,156)	(2,156)
Net income applicable to common stockholders	71,437	72,801	209,450	234,197

Weighted-average number of common shares outstanding - basic	45,320	46,032	45,543	48,205
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.58	$1.58	$4.60	$4.86

Weighted-average number of common shares outstanding - basic	45,320	46,032	45,543	48,205
Dilutive effect of stock options and restricted stock awards	472	358	445	339
Weighted-average number of common shares outstanding - diluted	45,792	46,390	45,988	48,544
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.56	$1.57	$4.55	$4.82

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Antidilutive options to purchase common stock and restricted stock awards	—	—	(24)	(17)

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes was $311.1 million and $306.1 million as of September 30, 2023 and December 31, 2022, respectively. The aggregate principal balance of the senior unsecured notes was $337.5 million as of September 30, 2023 and December 31, 2022.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2023 and 2022.

14. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2023 and 2022, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2023 and 2022, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of September 30, 2023 and December 31, 2022, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2023 and 2022, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2023, and December 31, 2022, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2023 and December 31, 2022, letters of credit and performance bonds outstanding were $10.0 million and $5.0 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million in the prior year periods.
As of September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 6.7 years and 7.2%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2023 are presented below (in thousands):

Remainder of 2023	$161
2024	1,225
2025	1,618
2026	1,533
2027	1,501
Thereafter	4,287
Total future lease payments	10,325
Less: Interest	2,402
Present value of lease liabilities	$7,923

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.0 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits (c) our land and lot strategies and their impact on our results; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) expectations about backlog and cancellation rates on future financial results; (f) our strategies to utilize leverage to invest in our business; (g) our expectations regarding future cash needs and access to additional growth capital; and (h) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of qualified labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023 and in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2022, are provided below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Home deliveries	Increased by 16.0%	Increased by 5.0%
Home closings revenue	Increased by 5.3%	Increased by 4.0%
Average sales price of homes delivered	Decreased by 9.2%	Decreased by 0.9%
Net new home orders	Increased by 95.0%	Increased by 72.7%

The strong performance on most of our key metrics year over year is attributable to our superior infill and infill-adjacent locations in high-growth markets, our reduced cycle times, the continued low supply of existing and new home inventory in our markets, and increase in revenue by our Texas builders. The decrease in the average sales price of homes delivered is attributable to a year-over-year increase in the percentage of Trophy Signature Homes closed and changes in product mix.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	%
Home closings revenue	$415,827	$394,731	$21,096	5.3%
Mechanic’s lien contracts revenue	96	2,018	(1,922)	(95.2)%
Residential units revenue	$415,923	$396,749	$19,174	4.8%
New homes delivered	754	650	104	16.0%
Average sales price of homes delivered	$551.5	$607.3	$(55.8)	(9.2)%

The 4.8% increase in residential units revenue was primarily driven by the 16.0% increase in new homes delivered partially offset by a 9.2% decrease in average sales price of new homes delivered. The increase in new homes delivered is attributable to the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The decrease in the average sales price of homes delivered is attributable to a year-over-year increase in the percentage of Trophy Signature Homes closed and changes in product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	%
Net new home orders	788	404	384	95.0%
Revenue from net new home orders	$452,436	$251,276	$201,160	80.1%
Average selling price of net new home orders	$574.2	$622.0	$(47.8)	(7.7)%
Cancellation rate	6.1%	17.6%	(11.5)%	(65.3)%
Absorption rate per average active selling community per quarter	9.2	5.3	3.9	73.6%
Average active selling communities	86	76	10	13.2%
Active selling communities at end of period	86	74	12	16.2%
Backlog	$622,560	$564,026	$58,534	10.4%
Backlog units	916	841	75	8.9%
Average sales price of backlog	$679.7	$670.7	$9.0	1.3%

Net new home orders increased 95.0% over the prior year period and our absorption rate per average active selling communities increased 73.6% year over year. The increase in net new home orders is attributable to the limited competition in our infill and infill-adjacent community sites, improved homebuyer sentiment, and the continued low supply of existing and new home inventory in our markets.

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Sales contracts may be canceled by the homebuyer prior to closing for a number of reasons, including the inability to obtain suitable mortgage financing. Accordingly, backlog may not be indicative of our future revenue.

Backlog increased by 10.4% for the quarter with an 8.9% increase in backlog units and slight increase in the average sales price of backlog units. As of September 30, 2023, backlog increased 68.7% compared to December 31, 2022. As a result, our spec units under construction as a percentage of total units under construction declined from 73.4% as of December 31, 2022 to 61.2% as of September 30, 2023.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.1% for the three months ended September 30, 2023, compared to 17.6% for the three months ended September 30, 2022 and 7.4% for the three months ended June 30, 2023. The higher cancellation rate for the three months ended September 30, 2022 was driven by rapidly rising interest rates as well as customer concerns with the macroeconomic environment.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2023		2022
Home closings revenue	$415,827	100.0%	$394,731	100.0%
Cost of homebuilding units	277,400	66.7%	266,870	67.6%
Homebuilding gross margin	$138,427	33.3%	$127,861	32.4%

Mechanic’s lien contracts revenue	$96	100.0%	$2,018	100.0%
Cost of mechanic’s lien contracts	46	47.9%	1,666	82.6%
Mechanic’s lien contracts gross margin	$50	52.1%	$352	17.4%

Residential units revenue	$415,923	100.0%	$396,749	100.0%
Cost of residential units	277,446	66.7%	268,536	67.7%
Residential units gross margin	$138,477	33.3%	$128,213	32.3%

Residential units revenue increased by $19.2 million or 4.8% for the three months ended September 30, 2023 due to the increase in new home deliveries. Cost of residential units for the three months ended September 30, 2023 increased by $8.9 million or 3.3%, compared to the three months ended September 30, 2022 due to the increase in units delivered.

Residential units gross margin for the three months ended September 30, 2023 increased to 33.3%, compared to 32.3% for the three months ended September 30, 2022, and up sequentially from 31.3% for the three months ended June 30, 2023. The increase in residential units gross margin is attributable to strong sales throughout 2023, lower construction costs, and limited competition in our infill and infill-adjacent community sites.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	%
Lots revenue	$2,026	$3,991	$(1,965)	(49.2)%
Land revenue	1,029	7,204	(6,175)	(85.7)%
Land and lots revenue	$3,055	$11,195	$(8,140)	(72.7)%
Lots closed	19	57	(38)	(66.7)%
Average sales price of lots closed	$106.6	$70.0	$36.6	52.3%

From time to time we will opportunistically sell to other homebuilders when we deem that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by 49.2%, primarily driven by a 66.7% decrease in the number of lots closed partially offset by a 52.3% increase in the average sales price of lots closed.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$46,709	$40,890
Corporate, other and unallocated (income) expense	69	2,198
Net builder operations	46,778	43,088	11.2%	10.7%
Land development	106	163	4.1%	4.1%
Total selling, general and administrative expenses	$46,884	$43,251	11.2%	10.6%

Selling, general and administrative expenses as a percentage of revenue increased by 0.6% for the three months ended September 30, 2023 due to an increase in brokerage commissions.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased by 0.5% in the three months ended September 30, 2023 due to an increase in brokerage commissions. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2023 was de minimis, compared to $2.2 million for the three months ended September 30, 2022. The change was driven primarily by a decrease in unallocated capitalized overheard adjustments during the three months ended September 30, 2022.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $1.3 million, or 76.4%, for the three months ended September 30, 2023, compared to $5.7 million for the three months ended September 30, 2022. The decrease was primarily attributable to our equity investment in GB Challenger, LLC which recorded inventory impairments that reduced our share of net earnings by $3.5 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $4.6 million for the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022. The change is due to an increase in other interest income and forfeited customer deposits.

Income Tax Expense
Income tax expense was $21.0 million for the three months ended September 30, 2023 compared to $17.0 million for the three months ended September 30, 2022. The increase was primarily due to the enactment of the Inflation Reduction Act of 2022 in August 2022 which resulted in the recognition of additional Section 45L credits in the three months ended September 30, 2022. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the effective tax rate for the quarter.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	%
Home closings revenue	$1,319,393	$1,268,329	$51,064	4.0%
Mechanic’s lien contracts revenue	1,337	5,596	(4,259)	(76.1)%
Residential units revenue	$1,320,730	$1,273,925	$46,805	3.7%
New homes delivered	2,298	2,189	109	5.0%
Average sales price of homes delivered	$574.1	$579.4	$(5.3)	(0.9)%

The $46.8 million increase in residential units revenue was driven by the 5.0% increase in new homes delivered partially offset by a 0.9% decrease in the average sales price of homes delivered for the nine months ended September 30, 2023. The increase in new homes delivered is attributable to the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The decrease in the average sales price of homes delivered is attributable to product mix.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	%
Net new home orders	2,677	1,550	1,127	72.7%
Revenue from net new home orders	$1,572,859	$962,497	$610,362	63.4%
Average selling price of net new home orders	$587.5	$621.0	$(33.5)	(5.4)%
Cancellation rate	6.5%	11.8%	(5.3)%	(44.9)%
Absorption rate per average active selling community per quarter	10.8	6.8	4.0	58.8%
Average active selling communities	83	76	7	9.2%
Active selling communities at end of period	86	74	12	16.2%

Net new home orders increased 72.7% over the prior year period and our absorption rate per average active selling community increased 58.8% year over year. The increase in net new home orders is attributable to the limited competition in our infill and infill-adjacent community sites, increased levels of finished and finishing spec homes entering the year, improved homebuyer sentiment, and the continued low supply of existing and new home inventory in our markets.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.5% for the nine months ended September 30, 2023, compared to 11.8% for the nine months ended September 30, 2022. Sales contracts may be canceled by the homebuyer for a number of reasons, including the homebuyer’s inability to obtain suitable mortgage financing.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2023		2022
Home closings revenue	$1,319,393	100.0%	$1,268,329	100.0%
Cost of homebuilding units	914,749	69.3%	874,389	68.9%
Homebuilding gross margin	$404,644	30.7%	$393,940	31.1%

Mechanic’s lien contracts revenue	$1,337	100.0%	$5,596	100.0%
Cost of mechanic’s lien contracts	851	63.6%	4,719	84.3%
Mechanic’s lien contracts gross margin	$486	36.4%	$877	15.7%

Residential units revenue	$1,320,730	100.0%	$1,273,925	100.0%
Cost of residential units	915,600	69.3%	879,108	69.0%
Residential units gross margin	$405,130	30.7%	$394,817	31.0%

Residential units revenue increased $46.8 million or 3.7% during the nine months ended September 30, 2023 due to the increase in home deliveries. Cost of residential units for the nine months ended September 30, 2023 increased by $36.5 million, or 4.2%, compared to the nine months ended September 30, 2022 due to the increase in units delivered. Residential units gross margin for the nine months ended September 30, 2023 improved to 30.7%, compared to 31.0% for the nine months ended September 30, 2022.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	%
Lots revenue	$5,569	$18,027	$(12,458)	(69.1)%
Land revenue	1,029	$34,752	(33,723)	(97.0)%
Land and lots revenue	$6,598	$52,779	$(46,181)	(87.5)%
Lots closed	55	274	(219)	(79.9)%
Average sales price of lots closed	$101.3	$65.8	$35.5	54.0%

From time to time we will opportunistically sell to other homebuilders when we deem that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by 69.1% during the nine months ended September 30, 2023, driven by a 79.9% decrease in the number of lots closed partially offset by a 54.0% increase in the average lot price. Land revenue represents sales of tracts of land during the nine months ended September 30, 2022.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$141,688	$121,510
Corporate, other and unallocated (income) expense	65	(2,601)
Net builder operations	141,753	118,909	10.7%	9.3%
Land development	305	405	5.0%	0.9%
Total selling, general and administrative expenses	$142,058	$119,314	10.7%	9.0%

Selling, general and administrative expenses as a percentage of revenue increased by 1.7% for the nine months ended September 30, 2023 due to an increase in brokerage commissions.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 9.3% to 10.7% due to an increase in brokerage commissions. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2023 was de minimis, compared to income of $2.6 million for the nine months ended September 30, 2022. The change was driven primarily by an increase in unallocated capitalized overhead adjustments during the nine months ended September 30, 2022.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $11.3 million, or 43.4%, for the nine months ended September 30, 2023, compared to $19.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to our equity investment in GB Challenger, LLC which recorded inventory impairments that reduced our share of net earnings by $3.5 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $13.7 million for the nine months ended September 30, 2023, compared to $7.3 million for the nine months ended September 30, 2022. The change was primarily due to an increase in interest income and forfeited customer deposits.

Income Tax Expense
Income tax expense was $63.2 million for the nine months ended September 30, 2023 compared to $65.7 million for the nine months ended September 30, 2022. The decrease was primarily due to a lower taxable income and return to provision differences. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the nine months ended September 30, 2023.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2023 and December 31, 2022. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2023			December 31, 2022
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	4,456	1,144	5,600	1,901	998	2,899
Lots in communities under development	7,706	1,253	8,959	10,309	1,698	12,007
Land held for future development(1)	6,600	—	6,600	6,575	—	6,575
Total lots owned	18,762	2,397	21,159	18,785	2,696	21,481

Lots controlled
Lots under third party option contracts	1,364	3	1,367	2,212	6	2,218
Land under option for future acquisition and development	1,961	128	2,089	110	18	128
Lots under option through unconsolidated development joint ventures	1,259	345	1,604	1,289	411	1,700
Total lots controlled	4,584	476	5,060	3,611	435	4,046
Total lots owned and controlled (2)	23,346	2,873	26,219	22,396	3,131	25,527
Percentage of lots owned	80.4%	83.4%	80.7%	83.9%	86.1%	84.2%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Total lots owned	21,159	21,481
Land under option for future acquisition and development	2,089	128
Lots under option through unconsolidated development joint ventures	1,604	1,700
Total lots self-developed	24,852	23,309
Self-developed lots as a percentage of total lots owned and controlled	94.8%	91.3%

Liquidity and Capital Resources Overview
As of September 30, 2023 and December 31, 2022, we had $223.5 million and $76.6 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2023 were home construction, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our builder operations segments and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities, and home construction. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community life cycle, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development previously occurred.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 21.8% as of September 30, 2023. In addition, as of September 30, 2023, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 9.0%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding businesses. We target a debt to total capitalization ratio of approximately 30% to 35%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the SEC. Net debt to total capitalization is calculated as total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of September 30, 2023:

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$347,127	$(223,453)	$123,674
Total Green Brick Partners, Inc. stockholders’ equity	1,245,216	—	1,245,216
Total capitalization	$1,592,343	$(223,453)	$1,368,890

Debt to total capitalization ratio	21.8%
Net debt to total capitalization ratio			9.0%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2023.

Cash Flows
The following summarizes our primary sources and uses of cash during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

•Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2023 was $232.7 million, compared to $31.3 million during the nine months ended September 30, 2022. The net cash inflows for the nine months ended September 30, 2023 included $234.3 million cash generated from business operations.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 increased to $10.0 million, compared to $4.9 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash outflows of $5.2 million were used for investments in unconsolidated entities.

•Financing activities. Net cash used for financing activities for the nine months ended September 30, 2023 was $69.8 million, compared to $53.0 million during the nine months ended September 30, 2022. The cash outflows were primarily related to share repurchases of $28.0 million, net repayments of our lines of credit of $20.0 million, and distributions of $14.1 million to our noncontrolling interests.

Debt Instruments
Secured Revolving Credit Facility – As of September 30, 2023 and December 31, 2022, we had no amounts outstanding under our Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of September 30, 2023, we had no amounts outstanding under our $325.0 million Unsecured Revolving Credit Facility down from $20.0 million as of December 31, 2022. On December 9, 2022, the Company entered into the Tenth Amendment to this credit agreement which increased the secured outstanding commitments from $300.0 million to $325.0 million, replaced the Eurodollar rate, and extended the termination date by one year to December 14, 2025. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As amended, the aggregate principal amount of the revolving credit commitments under the Unsecured Revolving Credit Facility is $325.0 million through December 14, 2025.

Senior Unsecured Notes - As of September 30, 2023, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $336.1 million as of September 30, 2023 compared to $335.8 million as of December 31, 2022, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2023. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of September 30, 2023, our interest coverage on a last 12 months’ basis was 29.34 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $784.7 million. As of September 30, 2023, our Consolidated Tangible Net Worth was $1,244.1 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of September 30, 2023, we had a rolling average ratio of 22.8%.

As of September 30, 2023, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on the Company’s lines of credit and senior unsecured notes, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of September 30, 2023 and December 31, 2022 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”).

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the nine months ended September 30, 2023, we paid dividends of $2.2 million on the Series A Preferred Stock. On October 26, 2023, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on December 15, 2023 to stockholders of record as of December 1, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts with third parties in order to procure lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements.

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

As of September 30, 2023, the Company had earnest money deposits of $15.8 million at risk associated with contracts to purchase raw land and finished lots representing 3,937 total lots past feasibility studies with an aggregate purchase price of approximately $223.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:    October 31, 2023