Form 10-K
period 2023-12-31
Green Brick Partners, Inc.
filed 2024-02-29
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,451,010,187 as of June 30, 2023 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 23, 2024 was 44,971,005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. and its subsidiaries (“Green Brick”, “the Company”, “we” or “us”) is a diversified homebuilding and land development company. We acquire and develop land and build homes through our seven brands of builders in four major markets. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Fort Worth (“DFW”) and Austin, Texas, and Atlanta, Georgia, as well as the Treasure Coast, Florida area. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title and mortgage services, marketing and sales and the creation of brand images at our residential neighborhoods and master planned communities. We previously owned a noncontrolling interest in a builder in Colorado Springs, Colorado, which was sold on February 1, 2024.

We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Many of our communities are located in premium locations and we seek to enhance homebuyer satisfaction by utilizing high-quality materials, and building well-crafted homes. We seek to maximize value over the long term and operate our business to mitigate risks in the event of a downturn by controlling costs and quickly reacting to regional and local market trends.

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. As of December 31, 2023, we owned or controlled approximately 28,700 home sites in high-growth submarkets throughout the DFW, Austin, and Atlanta metropolitan areas and the Treasure Coast, Florida market. We provide finished lots to our subsidiary builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction funding and strategic planning. Our Atlanta and Florida builders provide us with their local knowledge and relationships.

We are a Delaware corporation, incorporated in 2006. We commenced operations as a publicly held homebuilding company in 2014. Our principal executive offices are located at 5501 Headquarters Drive, Ste 300W, Plano, TX 75024.

Business Strategy

We believe we are well-positioned for growth through the disciplined execution of the following elements of our strategy:
•Consistent Land Acquisition Program with Disciplined Underwriting. We believe our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall profitability and returns. Through our rigorous national underwriting program, we seek to identify attractive properties that are typically located in prime neighborhood locations or in preferred growth corridors. We focus on the development of entitled parcels in communities where we can generally sell all homes within 24 to 72 months from the start of sales. Notwithstanding, we will also invest in longer-term land investments if our return criteria is generated.
•Focus on Markets with a Favorable Growth Outlook and Strong Demand Fundamentals. We have chosen to focus our operations on sunbelt and sunbelt-adjacent states because we believe these markets offer attractive residential real estate investment characteristics, such as growing economies, improving levels of employment, population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We currently generate income from home sales in Texas, Florida, and Georgia. In 2023, Texas, Florida and Georgia were ranked first, second and fourth, respectively, in terms of population growth according to the U.S. Census Bureau.
•Strategically Increase Market Positions in our Existing Markets. We believe there are significant opportunities to profitably expand in our core markets. As of December 31, 2023, we believe our extensive land and lot inventory will allow us to maximize our profitability and return on capital. In DFW, Austin, and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. In the Treasure Coast market, we seek land in highly desirable, but limited, coastal regions that attract relocating homebuyers. We continuously review the allocation of our investments in these markets taking into account demographic trends and the likely impact on our operating results and will reallocate our investments when necessary.
•Deliver Superior Designs, Broad Product Ranges and Enhanced Homebuying Experience. We partner our expertise with that of our builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. Our homebuilding projects include single family homes, townhomes, luxury homes, and patio homes. We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy. One of our core operating philosophies is to create a culture that provides a positive, memorable experience for our homebuyers. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants, and homeowner focus groups, we research and design a diversified range of products for various levels and price points.
•Disciplined Investment Strategy Combined with the Prudent Use of Leverage. We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. We believe our strict operating discipline combined with our prudent use of financial leverage to continue to invest in our land acquisition, development and homebuilding businesses provides us with a competitive advantage in seeking to maximize returns while minimizing risk. We target a debt to total capitalization ratio of approximately 30%, which we expect will continue to provide us with significant additional growth capital. As of December 31, 2023, our debt to total capitalization ratio was 21.1%.
•Targeted Expansion into Adjacent Markets. We currently intend to pursue targeted expansion of our entry-level builder, Trophy Signature Homes, into markets within our current states. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders. In this regard, in 2023 we continued our expansion into the Austin, TX market, which began in 2022. In addition, we have traditionally, and may in the future, grow through the acquisition of homebuilders in our current markets or other markets that meet our demographic and economic growth criteria.

Our Builders and Homes

The following table presents general information about each of our builders, including the types of homes they build and their price ranges as of December 31, 2023.

Builder*	Ownership	Market	Products Offered	Price Range
Trophy Signature Homes LLC (“Trophy”)	100%	DFW and Austin	Single family	$260,000 to $1,100,000
CB JENI Homes DFW LLC (“CB JENI”)	100%	DFW	Townhomes	$270,000 to $640,000
Normandy Homes (“Normandy”)	100%	DFW	Single family	$460,000 to $910,000
SGHDAL LLC (“Southgate”)	100%	DFW	Luxury homes	$790,000 to $1,880,000
CLH20 LLC (“Centre Living”)	90%	DFW	Townhomes and Single Family	$340,000 to $710,000
The Providence Group of Georgia LLC (“TPG”)	50%	Atlanta	Townhomes, Condominiums and Single Family	$390,000 to $1,260,000
GRBK GHO Homes LLC (“GRBK GHO”)	80%	Treasure Coast	Patio homes and Single Family	$370,000 to $2,100,000
*The Company sold its 49.9% ownership interest in GB Challenger, LLC (“Challenger”) effective February 1, 2024.

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but we have not yet delivered the home. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2023 to be delivered during 2024. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2023	December 31, 2023			December 31, 2022
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
Trophy	28	30	124	$56,929	28	143	$78,840
CB JENI (1)	17	20	264	169,773	16	121	72,395
Southgate	3	4	70	77,529	4	38	44,045
Centre Living	4	5	61	32,587	3	22	12,352
TPG	21	20	142	112,675	20	111	77,431
GRBK GHO	12	12	109	105,707	9	102	84,032
Total (2)	85	91	770	$555,200	80	537	$369,095

(1)Includes Normandy Homes.
(2)GB Challenger is not included in the table above as Green Brick does not have a controlling financial interest in Challenger. Prior to the sale of our interest in Challenger on February1, 2024, our investment in Challenger was treated as an unconsolidated investment under the equity method of accounting and was included in investments in unconsolidated entities in our consolidated balance sheets.

In response to our customers’ expressed desire for an expedited and transparent sales process, we offer a selection of homes with simplified, all-upgrades-included options. Our Trophy Signature Homes and CB JENI X lines have been at the forefront of creating a straightforward sales experience that offers simplified solutions with top-of-the-line finishes regardless of a homebuyer’s price range. We believe this streamlined process and focus on operational efficiency has enabled us to adapt to changes in our homebuyers’ lifestyles. As a result, we have launched updated plans with a focus on dedicated office spaces, home integrations with the newest technology, and the latest in energy-efficient solutions, including tankless water heaters, high-efficiency LED lighting, ENERGY STAR rated appliances, and low flow bathroom fixtures.

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

Land Policy

Our land inventory strategy provides us with a multi-year supply of lots for each of our brands for future homebuilding while limiting excess supply that would be subject to market cycle risk. With certain exceptions, we focus on the development of entitled parcels in communities where we can generally sell all lots and homes within 24 to 72 months from the start of sales. This focus allows us to limit exposure to land development and land risks while pursuing favorable returns on our investments. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land and lot options, and other flexible land acquisition arrangements. We are actively involved in every step of the land entitlement, home design, and construction processes with our builders.

Our land teams focus on acquiring well located land that will position us to deliver future earnings growth in 2024 and beyond. As of December 31, 2023, we had 28,681 lots owned and controlled. When excluding land held for future development, as of December 31, 2023, we had 20,315 lots owned and controlled.

Total Lots Owned and Controlled
30,000
25,000
20,000
15,000
10,000
5,000
—
2016
2017
2018
2019
2020
2021
2022
2023

Marketing and Sales Process

We sell our homes primarily from models we have designed and constructed. We employ community sales managers who are paid primarily via commissions to conduct on-site sales of our homes. Our in-house sales force typically works from sales offices located in model homes in or near each community. Community sales managers assist potential buyers by providing them with floor plans, price information, development and construction timetables, virtual and in-person tours of model homes, and upgrade options. Community sales managers are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to appeal to the lifestyles of targeted homebuyers. We also sell homes through independent realtors.

We offer a preferred lender referral program, including through our mortgage joint venture, to provide lending options to homebuyers in need of financing. We also offer homeowners a comprehensive warranty on each home. Homes are generally covered by a six to ten-year warranty for structural concerns, one year for workmanship issues and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning systems.

Our marketing strategies utilize traditional and digital channels, which include third-party real estate listing sites, billboards, USPS mailers, ads in publications, paid search ads, remarketing, display ads, social media posts, and e-mail and text campaigns, all of which drive traffic to our builders’ websites. This has allowed us to attract more qualified and knowledgeable homebuyers and has helped us reduce our selling, general and administrative expenses as a percentage of home sales revenues.We also advertise through more traditional media on a limited basis, including newspapers, radio, other local and regional publications, and billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted.

Financial Services

In addition to independently branded subsidiary homebuilders, Green Brick Partners retains 100% ownership in Green Brick Title and 49% ownership in BHome Mortgage. Our financial service platforms help our customers bring their homebuying dreams into reality by providing mortgage and title services, allowing for a one-stop-shop solution. Through BHome Mortgage, we endeavor to have our buyers receive personal attention from their first meeting through the closing of their new home regarding their financing options. As part of the Green Brick Partners family, Green Brick Title’s access to resources beyond those of a traditional title company enables us to stay one step ahead of our competition and bring buyers unmatched customer service.

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

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically has taken four to nine months to construct a new home, we have historically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. Due to the significant increase in home demand and the more limited supply of both existing homes and speculative home inventory from all builders in recent years, such seasonal patterns have been less pronounced in our business operations.

Competition

Competition in the homebuilding industry is intense and there are relatively low barriers to entry. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history, and may have greater resources or lower cost of capital; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors, suppliers, and developers in the markets in which we operate. We also compete for sales with existing home resales and with available rental housing.

Human Capital Resources

Attracting, retaining, and building talent is critical in our business. We continue to recruit talented team members that exhibit superior emotional intelligence. This focus on a staff that places a strong emphasis on communication and navigating a fast-paced environment empathetically, strategically, and judiciously enables us to operate effectively and efficiently each day. We seek to establish a supportive culture that fosters a strong sense of ownership and a continuous drive to excel. Our goal is to not just empower our team members with the tools needed to succeed but to create a community that focuses on taking ownership of one’s work. Our culture celebrates individual success, primes our employees for growth, and is critical in maintaining our competitive edge over our peers.

At December 31, 2023, we had approximately 600 full-time employees, including approximately 550 who were involved in our homebuilding operations, with locations in Dallas-Ft. Worth and Austin, Texas, Atlanta, Georgia, and Treasure Coast, Florida, and approximately 50 in management and administration. Our operations are carried out through both local and centralized management. Our centralized management sets our strategy and leads decisions related to our land acquisition, national purchasing, marketing analytics, risk management, finance, cash management, capital allocation, human resources management, and IT support for our builders. Our homebuilder operations consist of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets, and include employees responsible for the design, construction oversight, marketing, and sales of our homes. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor the progress of third-party independent subcontractors. Our ability to deliver our homes is dependent on the availability and quality of the subcontractors, such as electricians, plumbers, drywall installers, and bricklayers with whom we partner to build our homes. We do not have collective bargaining agreements relating to any of our employees. We offer our employees a compensation package with a broad range of company-paid benefits, including medical, dental, life insurance, a 401(k) plan, and other health and welfare plans we believe are competitive.

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

Governmental Regulations and Environmental Regulation

Homebuilding Related Regulations. We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. Governing agencies may also require concessions or may require the developer to commit to providing roads and other offsite infrastructure, the costs of which can be substantial, and may require them to be in place prior to the commencement of new home construction. In addition, governing agencies may impose construction moratoriums that could subject us to delays or may preclude us entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.

Environmental Regulations. We are subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of the environment. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions, and the present and former uses of the site and adjoining properties. In some markets, we are subject to environmentally-focused land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts, and view restrictions. In those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

Energy and Climate Change Related Regulations. There is constantly a variety of new legislation being enacted, or considered for enactment at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions controls and reporting requirements and other environmental and energy-related regulations.

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
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. The U.S. housing market could be negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. These conditions, combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, could contribute to higher cancellation rates, decreased demand for housing, increased market inventory of new homes, reduced sales prices and increased pricing pressure. Lower demand for our homes, combined with lower sales prices or the offering of other incentives or concessions would also have an adverse impact on our margins. If demand for housing stalls or declines, we could experience declines in the market value of our inventory and demand for our lots, homes, and construction loans, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

In addition, periods of economic slowdown or recession, rising or high interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchases of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, liquidity, financial condition and results of operations will be adversely affected.

Our business and financial results could be adversely affected by significant inflation or deflation.
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers by increasing prices, we may not be able to offset cost increases with higher selling prices in a weak housing market. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation or may have to discount prices that could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. The current and continued economic conditions of high inflation and high interest rates, especially increased mortgage rates, could lead to a decrease in demand for new homes. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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
We conduct our land development and homebuilding operations primarily as a general contractor. Our unaffiliated third-party subcontractors perform virtually all of our land development and constructions. Consequently, the timing and quality of the development of our land and the construction of our homes depends on the availability and skill of our subcontractors. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. If there are inadequate subcontractor resources, our ability to meet customer demands, both timing and quality, could be adversely affected, which could have a material adverse effect on our reputation, our future growth and our profitability.

Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and in supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. Significant increases in the demand for new homes result in extended lead times, supply shortages and price increases because of the heightened demand for raw materials, products and appliances. For example, we have previously, and may in the future experience price increases, shortages and extensions to our lead time for the delivery of materials such as lumber, appliances and windows. This has and may continue to result in longer construction periods, delays in home closings and margin compression if we are unable to increase our sales prices accordingly.

The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which we may not be able to offset by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has at various times in recent years imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions that are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to offset by raising home prices or which could slow our absorption due to constraints on market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Furthermore, key employees working in the land development, homebuilding and construction industries are highly sought after. Experienced employees in the homebuilding, land acquisition, and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Failure to attract and retain such personnel or to ensure that their experience and knowledge is retained by the company when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial conditions and results of operations.

We may be unable to achieve our objectives because of our inability to execute on our business strategies.
Our business objectives include expanding into new markets and becoming a more capital and operationally efficient home builder. We cannot guarantee that our strategies to meet these objectives will be successful or that they will result in growth and increased earnings or returns within our desired time frame. We cannot guarantee that we will achieve positive operational or financial results in the future or results that are equal to or better than those attained in the past. We also cannot provide any assurance that we will be able to maintain our strategies in the future. Due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions. We cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, could have an adverse effect on our ability to increase the value and profitability of our business, our ability to operate our business in the ordinary course, our overall liquidity, and our consolidated financial statements. The effect in each case could be material.

Our long-term success depends on our ability to acquire undeveloped land, partially finished developed lots and finished lots suitable for residential homebuilding at reasonable prices and in accordance with our land investment criteria.
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

As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of active selling communities, grow our revenues and margins, and to achieve or maintain profitability.

Our results of operations could be adversely affected if we are unable to develop communities successfully or within expected timeframes.
Before a community generates any revenue, time and material expenditures are required to acquire and develop land, entitle and finish lots, obtain development approvals, pay taxes and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time that we acquire control of a property to the time that we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and meet our working capital requirements.

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
Our investments in our homebuilding subsidiaries have contributed to our historical growth and similar investments may be a component of our growth strategy in the future. We may make additional strategic investments, enter into new joint ventures or partnership arrangements or acquire businesses, or initiate new, related business opportunities, some of which may be significant. These endeavors may involve significant risks and uncertainties, including distraction of management from current operations, significant start-up costs, insufficient revenues to offset expenses associated with these new investments and inadequate return on capital in these investments, any of which may adversely affect our financial condition and results of operations. Our failure to successfully identify and manage future investments, joint ventures, partnerships or acquisitions could harm our results of operations.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets decline.
In the DFW metropolitan area, we primarily operate in the counties of Dallas, Collin, Denton, Ellis, Rockwall, Tarrant, Kaufman, Hunt, and Johnson. In Austin, we primarily operate in the counties of Bastrop and Travis. In Atlanta, we primarily operate in the counties of Fulton, Gwinnett, Forsyth, and Cherokee. In Florida, we primarily operate in the counties of Indian River and St. Lucie. We may not realize our favorable growth outlook if housing demand and population growth stagnate or decrease in our core markets. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW, Austin, Atlanta or Treasure Coast markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to decline and adversely affect our business, financial condition and results of operations.

Our developments are subject to government regulations, which could cause us to incur significant liabilities or restrict our business activities.
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, which impose limitations on the number and type of homes that can be built within the boundaries of a particular area. Projects that are not yet entitled may be subjected to periodic delays, changes in use, less robust development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, lot and home sales could decline and costs could increase, which could have a material adverse effect on our current results of operations and our long-term growth prospects.

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
Our business depends on the ability of our homebuyers, as well as the ability of those who buy homes from the third-party homebuilding entities to which we sell lots (our “homebuilding customers”), to obtain financing for the purchase of their homes. Many of these homebuyers must sell their existing homes in order to buy a home from us or our homebuilding customers. Increased interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and lots. Higher interest rates can also hinder our ability to realize our backlog because certain of our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing within a certain time period after the execution of the home purchase contracts. As a result, higher interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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
Our backlog reflects the number and value of homes for which we have entered into sales contracts with homebuyers but not yet delivered. Although these sales contracts require a cash deposit, a homebuyer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit in certain circumstances, including due to state or local laws and our contract provisions. If home prices decline, the national or local homebuilding environment or general economy weakens, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase or the availability of mortgage financing tightens, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations could have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

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

The effectiveness of our management, the value of our expertise and the rapport we maintain with our controlled builders are important factors for prospective new builders that may be considering doing business with us and may affect our ability to attract homebuyers, subcontractors, employees or others upon whom our business and results of operations ultimately depend. Further, our relationships with our controlled builders generate additional business opportunities that support our growth. If we are unable to maintain good relationships with our controlled builders, we may be unable to fully take advantage of existing agreements, expand our relationships with these controlled builders or capitalize on future opportunities with additional builders.

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

If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. At the same time, favorable tax law changes will not necessarily increase demand or allow for higher selling prices.

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

Additionally, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, hail, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues. To the extent that climate change increases the frequency and severity of weather-related disasters, we may experience increasing negative weather-related impacts to our operations in the future.

Further, acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruptions to the U.S. economy or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our lots, homes and construction loans and adversely impact our business and results of operations.

We may not be able to compete effectively against competitors in the homebuilding, land development and financial services industries.
Competition in the land development and homebuilding industries in our markets is intense, and there are relatively low barriers to entry. Land developers and homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels for development and resale or homebuilding (or make such acquisitions more expensive), hinder our market share expansion and lead to pricing pressures that adversely impact our margins and revenues. Our business, liquidity, financial condition and results of operations could be materially and adversely affected if we are unable to compete successfully. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than us. Accordingly, competitors may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors, suppliers, and developers in the markets in which we operate. Our homebuilding business also competes for sales with resales of existing homes and with available rental housing.

Our capital resources and liquidity could be adversely affected if we are required to repurchase or sell a substantial portion of the equity interest in our controlled homebuilding subsidiaries.
The operating agreements governing our partially owned controlled builders contain buy-sell provisions that may be triggered in certain circumstances. In the event that a buy-sell event occurs, our builder will have the right to initiate a buy-sell process, which may happen at an inconvenient time for us. In the event the buy-sell provisions are exercised at a time when we lack sufficient capital to purchase the remaining equity interest, we may elect to sell our equity interest in the entity. If a buy-sell provision is exercised and we elect to purchase the interest in an entity that we do not already own, we may be obligated to expend significant capital in order to complete and integrate such an acquisition, which may result in our being unable to pursue other investments or opportunities. If either of these events occurs, our revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and develop land and delay completion of our projects.
We are subject to several local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws that apply to any given homebuilding or development site vary according to multiple factors, including the site location, environmental conditions and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding and land development activity in environmentally sensitive regions or areas. In addition, when an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply strictly with applicable environmental laws or impose additional requirements for future compliance because of past failures. Any such actions taken with respect to our business may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Further, we expect that increasingly stringent requirements will be imposed on homebuilders and land developers in the future.

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
We rely on information technology systems and other computer resources to carry out operational and marketing activities, as well as to maintain our business records. As part of our normal business activities, we may collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers and may share information with vendors who assist us with certain aspects of our business. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, social engineering attempts, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols) or lost connectivity to networked resources.

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

Data protection and privacy laws continue to evolve and become more complex in various U.S. federal and state jurisdictions. Such regulatory changes, variations in requirements across jurisdictions and ongoing discussions about a national privacy laws could present compliance challenges. The costs of complying with such changes could adversely affect our business.

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
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly and once claims are asserted, it can be difficult to determine the extent to which the assertion will expand in number or geographically. In addition, the costs of insuring against construction defect and product liability claims are high. This coverage may be restricted and become more costly in the future. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate or reasonably priced insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.

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
The homebuilding industry experiences seasonal fluctuations in quarterly results of operations and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to nine months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although we may also be affected by volatility in the homebuilding industry.

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
The markets in which we operate may in the future be subject to utility or other resource shortages, including significant changes to the availability of electricity and water. Shortages of natural resources in our markets, particularly shortages of water, may make it more difficult for us to obtain regulatory approval for new developments. We may experience material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. Furthermore, these shortages and interest rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes, lots and construction loans, and negatively affect our business and results of operations.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.
We could suffer physical damage to property or incur liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies or otherwise be subject to significant deductibles or limits. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, we could be liable to repair damage or address liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to an affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

Negative publicity could adversely affect our reputation and business.
Our success also depends on our reputation and our brand image. Any unfavorable media coverage related to our industry, brand, personnel or operations may adversely affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Negative publicity spreads quickly through the use of electronic communications, including social media outlets, websites, “tweets”, blogs and other digital platforms. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Negative publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous and operating in the land development and homebuilding industries poses certain inherent health and safety risks. Our health and safety performance is critical to the success of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities and our ability to attract employees, subcontractors and homebuyers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to laws and regulations related to workers’ health and safety, and there are efforts to subject homebuilders to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control.

Our business and financial results could be adversely affected by the failure of persons who act on our behalf to comply with applicable regulations and guidelines.
Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Should we learn of practices that do not comply with applicable regulations or guidelines relating to homes we build, lots we develop or financing we provide, we would move actively to stop the non-complying practices as soon as possible and would take disciplinary action with regard to employees who were aware of the practices and did not take steps to address them, including terminating their employment when necessary. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured due to the occurrence of such practices.

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
Our business requires access to capital on favorable terms to service our indebtedness, cover our operating expenses and fund other liquidity needs. Negative rating actions by credit agencies such as downgrades increase the cost to access capital and can make it difficult for us to meet our liquidity needs. Any downgrade of our credit rating by any of the principal credit agencies may exacerbate these difficulties. There are no assurances that we will not experience downgrades in our credit ratings in the future, whether due to worsening macroeconomic conditions, a downturn in the housing industry, failure to successfully execute our business strategy, or the adverse impact on our results of operations or liquidity position of any of the above or otherwise.

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
We are not restricted from issuing additional shares of our authorized common stock or Series A preferred stock, including securities that could be converted into or exchanged for, or that represent the right to receive, shares of our common or preferred stock. For example, in December 2021, we offered 2,000,000 depositary shares each representing a 1/1000th interest in our 5.75% cumulative perpetual preferred stock. If we issue a substantial number of shares of common or Series A preferred stock, or depositary shares representing interests in our preferred stock, or if the expectation of such issuances is broadly disseminated in the market, including in connection with any acquisitions, the market price for our common, preferred or depositary shares could be adversely affected, and our stockholders’ interest could be diluted. Our decision to issue equity securities will depend on market conditions and other factors, and we cannot predict or estimate with certainty the amount, timing or nature of potential future issuances. Accordingly, our stockholders bear the risk that such future equity issuances could reduce market price and dilute their stock holding with us. As of December 31, 2023, we had 45,005,175 shares of common stock and 2,000 shares of Series A preferred stock outstanding.

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
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 25.2% and 3.6%, respectively, of our voting power. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control within us and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Certain large stockholders’ shares have been and may in the future be sold into the market, which could cause the market price of our common stock to decrease significantly.
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In accordance with the registration rights agreement, the shares of common stock beneficially owned by Greenlight may be resold under the Company’s shelf registration statement on Form S-3, which became effective automatically upon filing on September 6, 2023. These shares may be sold in the market at any time, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of January 2, 2024, 11,336,493 shares were held by Greenlight.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an integral component of the Company’s overall approach to enterprise risk management (“ERM”). A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, the Company’s information systems that may result in adverse effects on the confidentiality, integrity or availability of the Company’s information systems or any information residing therein. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the Center for Internet Security Cybersecurity Framework. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity risk management and strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the disclosure and reporting of such material incidents may be made by management in a timely manner.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
•Outside Consultants: The Company engages various outside consultants, including contractors, auditors, and other third parties, to among other things:
◦monitor Company networks, servers and endpoints to identify vulnerabilities;
◦conduct bi-weekly email phishing campaigns for Company employees to evaluate employee responses to such campaigns, identify vulnerabilities and advise on possible attack preparedness and responses;
◦obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure; and
◦determine and execute mitigation and remediation options and plans.
•Education and Awareness: The Company provides annual, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. If an employee fails a bi-weekly phishing campaign they are re-enrolled in the Company’s cybersecurity awareness training.
The Company conducts periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration testing, adoption of an incident response plan, employee email phishing campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, employee cyber security awareness program, real-time (offsite) backups of production systems, regular audits and progress reports, and continuous improvement of the information security management system. The Company engages third parties, which it believes is the top of the market, to perform assessments on the Company’s cybersecurity measures, including audits and independent reviews of the Company’s information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance
As discussed above, the Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates the Company’s information security strategies to ensure its effectiveness and, if appropriate, may also include a review from third-party experts. The Company’s Vice President of IT reports to the Audit Committee as part of every regularly scheduled quarterly meeting of the Audit Committee (or more frequently, as needed) regarding technological risk exposure and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for oversight of the Company’s broad ERM program.

The Company’s Vice President of IT, Randall Anderson, in coordination with the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and General Counsel (“GC”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Company maintains a cyber incident response plan to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards. The response plan covers preparation, detection and analysis, containment and investigation, notification (which may include timely notice to the Board if deemed material or appropriate), eradication and recovery, and incident closure and post-incident analysis. The Company retains a third-party cyber security firm to leverage in the event of a cyber security incident. The Company’s response planning is reviewed annually and kept up to date with industry developments. The scope of this plan is enterprise-wide and includes the Company’s business units and subsidiaries. Through ongoing communications with management, the Company’s Vice President of IT monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

Management’s Expertise
Mr. Anderson holds a bachelor’s degree in business administration with a focus on supply chain management and operations engineering from the University of Texas at Austin. He has served in various roles in information technology and information security for over 10 years, including as an IT business analyst with another publicly traded homebuilder where he was responsible for maintaining production data structures and system trainings. Mr. Anderson currently serves as a CyberUSA advisory board member where he regularly attends seminars given by cyber industry experts, including certain governmental agencies. Mr. Anderson is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Staying informed on developments in the cyber industry is crucial to the Company’s effective prevention, detection, mitigation and remediation of any cybersecurity incidents. In addition, the Company’s CEO, CFO and GC each hold undergraduate and graduate degrees in their respective fields, and each have over 20 years of experience managing risks at the Company or at similar companies, including risks arising from cybersecurity threats.

Risks from Cybersecurity Threats
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

We lease our principal executive office located at 5501 Headquarters Drive, Suite 300W, Plano, Texas, 75024. Our homebuilding and title division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Because of the nature of our homebuilding operations, we and our builders hold significant amounts of property as inventory in connection with our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Part I, Item 1 and Part II, Item 7 of this Annual Report on Form 10-K.

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

Holders of Record
On February 23, 2024, there were 67 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 23, 2024, there were 44,971,005 common shares outstanding.

Dividends on Common Shares
We have not paid any dividends on our common stock since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors (the “Board”) and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board deems relevant.

Common Stock Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Russell 3000 Index and the S&P Homebuilders Select Industry Index for the five-year period that commenced December 31, 2018 and ended December 31, 2023.

Comparison of Five-Year Cumulative Return

$800
$600
$400
$200
$0
2018
2019
2020
2021
2022
2023
Green Brick Partners, Inc
Russell 3000 Index
S&P Homebuilders Select Industry Index

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2023	—	$—	—	$121,000,000
November 1 - November 30, 2023	299,174	46.50	299,174	107,097,000
December 1 - December 31, 2023	74,797	49.44	74,797	103,401,000
Total	373,971	47.09	373,971

(1)    On April 27, 2022, the Board authorized a $100.0 million stock repurchase program (the “2022 Repurchase Plan”). Repurchases through December 31, 2023 were executed pursuant to the 2022 Repurchase Plan. On April 27, 2023, the Board approved a new stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. As of December 31, 2023, the remaining dollar value of shares that may yet be purchased was approximately $3.4 million under the 2022 Repurchase Plan and $100.0 million under the 2023 Repurchase Plan.

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) our goals and strategies and their anticipated benefits, including expansion into new markets or new related businesses; (3) our intentions and the expected benefits and advantages of our product and land positioning strategies; (4) our expectations regarding future finished lots, the quality of those lots and the timing of backlog fulfillment; (5) expectations regarding our industry and our business in 2024 and beyond; (6) the contribution of certain market factors to our growth; (7) our land and lot acquisition strategy; (8) the sufficiency of our capital resources to support our business strategy and to service our debt; (9) the impact of new accounting standards and changes in accounting estimates; (10) trends and expectations regarding sales prices, sales orders, sales pace, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (11) our future cash needs; (12) our strategy to utilize leverage to invest in our business; (13) seasonal factors and the impact of seasonality in future quarters; (14) our expectations regarding access to additional growth capital; (15) our expectations regarding future land revenue recognition; (16) our ability to adapt to changing market conditions; and (17) our expectations regarding the sale of our ownership in Challenger; and (18) the disposition of legal claims and related contingencies.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. These risks include, but are not limited to: (1) general economic conditions in our markets, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including interest and unemployment rates, that could adversely impact demand for new homes or the ability of our buyers to qualify; (3) shortages, delays or increased costs or performance issues of raw materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor, (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected timeframes and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2023, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to the number of sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the year ended December 31, 2022, are provided below:

Year Ended
December 31, 2023
Home deliveries	Increased by 7.1%
Home closings revenue	Increased by 4.2%
Average sales price of homes delivered	Decreased by 2.7%
Net new home orders	Increased by 70.1%

The strong performance on most of our key metrics year over year is attributable to our superior infill and infill-adjacent locations in high-growth markets, our reduced cycle times, the continued low supply of existing and new home inventory in our markets, and increased revenue by our Texas builders. The decrease in the average sales price of homes delivered is attributable to an increase in the percentage of home deliveries by Trophy Signature Homes, Centre Living Homes, and CB JENI Homes over last year. These homebuilders had an average sales price below the Company average.

2023 Developments

Among the 12 largest metropolitan areas in the country, the Dallas and Atlanta areas ranked first and seventh, respectively, in annual rate of job growth from November 2022 to November 2023 (Source: US Bureau of Labor Statistics, November 2023). We believe we operate in two of the most desirable housing markets in the nation and that increasing demand and supply levels in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2023 and December 31, 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	%
Home closings revenue	$1,767,788	$1,696,911	$70,877	4.2%
Mechanic’s lien contracts revenue	1,467	7,040	(5,573)	(79.2)%
Residential units revenue	$1,769,255	$1,703,951	$65,304	3.8%
New homes delivered	3,123	2,916	207	7.1%
Average sales price of homes delivered	$566.1	$581.9	$(15.8)	(2.7)%

The $65.3 million increase in residential units revenue was driven by the 7.1% increase in the number of homes delivered partially offset by a 2.7% decrease in average sales price of new homes delivered. The increase in new homes delivered is attributable to the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The decrease in the average sales price of homes delivered is attributable to an increase in the percentage of home deliveries by Trophy Signature Homes, Centre Living Homes, and CB JENI Homes over last year. These homebuilders had an average sales price below the Company average due to a mix of product type and selling more inventory in perimeter locations.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	%
Net new home orders	3,356	1,973	1,383	70.1%
Revenue from net new home orders	$1,953,903	$1,210,315	$743,588	61.4%
Average selling price of net new home orders	$582.2	$613.4	$(31.2)	(5.1)%
Cancellation rate	6.6%	13.8%	(7.2)%	(52.2)%
Absorption rate per average active selling community per quarter	9.9	6.5	3.4	52.3%
Average active selling communities	85	76	9	11.8%
Active selling communities at end of period	91	80	11	13.8%
Backlog	$555,200	$369,095	$186,105	50.4%
Backlog units	770	537	233	43.4%
Average sales price of backlog	$721.0	$687.3	$33.7	4.9%

Net new home orders increased by 70.1% over the prior year, and our absorption rate per average active selling community increased 52.3% year over year. The increase in net new home orders is attributable to the increase in our active selling communities, the limited competition in our infill and infill-adjacent community sites, improved homebuyer sentiment, and the continued low supply of existing and new home inventory in our markets.

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. There are instances in which sales contracts are canceled after execution, such as when the homebuyer cancels because of the inability to obtain suitable mortgage financing within a contractually specified time period. Accordingly, backlog may not be indicative of our future revenue.

Backlog increased by 50.4% with a 43.4% increase in backlog units and a 4.9% increase in the average sales price of backlog units. As a result, our spec units under construction as a percentage of total units under construction declined from 73.4% as of December 31, 2022 to 69.8% as of December 31, 2023.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.6% for the year ended December 31, 2023, compared to 13.8% for the year ended December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2023		2022
Home closings revenue	$1,767,788	100.0%	$1,696,911	100.0%
Cost of homebuilding units	1,222,134	69.1%	1,190,782	70.2%
Homebuilding gross margin	$545,654	30.9%	$506,129	29.8%

Mechanic’s lien contracts revenue	$1,467	100.0%	$7,040	100.0%
Cost of mechanic’s lien contracts	945	64.4%	6,132	87.1%
Mechanic’s lien contracts gross margin	$522	35.6%	$908	12.9%

Residential units revenue	$1,769,255	100.0%	$1,703,951	100.0%
Cost of residential units	1,223,079	69.1%	1,196,914	70.2%
Residential units gross margin	$546,176	30.9%	$507,037	29.8%

Residential units revenue increased by $65.3 million or 3.8% during the year ended December 31, 2023 due to the increase in home deliveries partially offset by a reduction in average sales price. Cost of residential units for the year ended December 31, 2023 increased by $26.2 million, or 2.2%, compared to the year ended December 31, 2022 due to the increase in units delivered.

The residential units gross margin percentage for the year ended December 31, 2023 increased to 30.9%, compared to 29.8% for the year ended December 31, 2022. The increase in residential units gross margin is primarily due to strong sales, lower construction costs, and limited competition in our infill and infill-adjacent community sites.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	%
Lots revenue	$7,426	$19,090	$(11,664)	(61.1)%
Land revenue	1,029	34,752	(33,723)	(97.0)%
Land and lots revenue	$8,455	$53,842	$(45,387)	(84.3)%
Lots closed	73	288	(215)	(74.7)%
Average sales price of lots closed	$101.7	$66.3	$35.4	53.4%
From time to time, we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by 61.1% during the year ended December 31, 2023, driven by a 74.7% decrease in the number of lots closed partially offset by a 53.4% increase in the average lot price. Land revenue represents sales of tracts of land during the year ended December 31, 2022 and 2023.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2023	2022	2023	2022
Builder operations	$192,827	$166,816
Corporate, other and unallocated (income) expense	(254)	(3,494)
Net builder operations	192,573	163,322	10.9%	9.5%
Land development	404	621	5.1%	1.3%
Total selling, general and administrative expenses	$192,977	$163,943	10.9%	9.3%
Selling, general and administrative expense as a percentage of revenue increased by 1.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in brokerage commissions.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 9.5% to 10.9% due to an increase in brokerage commissions. Builder operations expenditures include salaries, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2023 was income of $0.3 million, compared to income of $3.5 million for the year ended December 31, 2022. The change was driven primarily by an increase in capitalized overhead adjustments that are not allocated to our builder operations and land development segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $16.7 million, or 34.7%, for the year ended December 31, 2023, compared to $25.6 million for the year ended December 31, 2022, primarily due to a decrease in earnings from GB Challenger. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $19.4 million for the year ended December 31, 2023, compared to $11.8 million for the year ended December 31, 2022. The change was primarily due to an increase in interest income.

Income Tax Expense
Income tax expense increased to $84.6 million for the year ended December 31, 2023 from $82.5 million for the year ended December 31, 2022. The increase was primarily due to a reduction in Section 45L tax credits and increased state tax expense. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the Company’s income tax expense for the year ended December 31, 2023.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
For discussion and analysis of our results of operations for the year ended December 31, 2022 as well as for comparison to our results of operations for the year ended December 31, 2021, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2023 and December 31, 2022. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title, but have the contractual right to acquire title.

	December 31, 2023			December 31, 2022
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	4,014	964	4,978	1,901	998	2,899
Lots in communities under development	9,122	1,335	10,457	10,309	1,698	12,007
Land held for future development(1)	8,366	—	8,366	6,575	—	6,575
Total lots owned	21,502	2,299	23,801	18,785	2,696	21,481

Lots controlled
Lots under option contracts	1,169	—	1,169	2,212	6	2,218
Land under option for future development	1,710	460	2,170	110	18	128
Lots under option through unconsolidated development joint ventures	1,210	331	1,541	1,289	411	1,700
Total lots controlled	4,089	791	4,880	3,611	435	4,046
Total lots owned and controlled (2)	25,591	3,090	28,681	22,396	3,131	25,527
Percentage of lots owned	84.0%	74.4%	83.0%	83.9%	86.1%	84.2%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Total lots owned(1)	23,801	21,481
Land under option for future acquisition and development	2,170	128
Lots under option through unconsolidated development joint ventures	1,541	1,700
Total lots self-developed	27,512	23,309
Self-developed lots as a percentage of total lots owned and controlled(1)	95.9%	91.3%

(1) Total lots owned includes finished lot purchases, which were less than 3.2% of total lots self-developed as of December 31, 2023.

Liquidity and Capital Resources Overview
As of December 31, 2023 and December 31, 2022, we had $179.8 million and $76.6 million of unrestricted cash, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the year ended December 31, 2023 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 21.1% as of December 31, 2023.

Additionally, as of December 31, 2023, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 11.4%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of approximately 30%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Annual Report on Form 10-K, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission (“SEC”). Net debt to total capitalization is calculated as total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of December 31, 2023 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$346,860	$(179,756)	$167,104
Total Green Brick Partners, Inc. stockholders’ equity	1,300,704	—	1,300,704
Total capitalization	$1,647,564	$(179,756)	$1,467,808

Debt to total capitalization ratio	21.1%	—	—
Net debt to total capitalization ratio	—	—	11.4%

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and provided by borrowings during the year ended December 31, 2023.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

•Operating activities. Net cash provided by operating activities for the year ended December 31, 2023 was $213.3 million, compared to $90.7 million during the year ended December 31, 2022. The net cash inflows for the year ended December 31, 2023 were primarily generated from business operations of $306.7 million, partially offset by an increase in inventory of $109.2 million.

•Investing activities. Net cash used in investing activities for the year ended December 31, 2023 increased to $13.3 million compared to $6.5 million for the year ended December 31, 2022. The increase in cash outflows was primarily due to the purchase of property and equipment, net of disposals of $7.8 million during the year ended December 31, 2023.

•Financing activities. Net cash used in financing activities for the year ended December 31, 2023 was $93.8 million, compared to a $84.5 million during the year ended December 31, 2022. The cash outflows for the year ended December 31, 2023 were primarily for share repurchases of $45.8 million, net repayments on our lines of credit of $20.0 million and distributions to noncontrolling interests of $19.1 million.

For discussion and analysis our cash flows for the year ended December 31, 2022 as well as for comparison to our cash flows for the year ended December 31, 2021, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Instruments
Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	20,000
Debt issuance costs, net of amortization	(2,328)	(2,605)
Total borrowings on lines of credit, net	$(2,328)	$17,395

Secured Revolving Credit Facility – As of December 31, 2023 and 2022, we had no outstanding amounts under our Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. On February 9, 2022, the Company entered into the Eighth Amendment to this credit agreement to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the credit agreement, as amended, remained unchanged.

Unsecured Revolving Credit Facility – As of December 31, 2023, we had no amounts outstanding under our Unsecured Revolving Credit facility compared to $20 million as of December 31, 2022. On December 8, 2023, the Company entered into the Eleventh Amendment to this credit agreement which revised certain financial covenants in order to appropriately reflect the Company’s size and growth. The Eleventh Amendment also extends the maturity of $300.0 million of the commitments under the credit facility through December 14, 2026, with the remaining $25.0 million commitment expiring December 14, 2025.

Senior Unsecured Notes - As of December 31, 2023, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $336.2 million as of December 31, 2023, compared to $335.8 million as of December 31, 2022, respectively, net of issuance costs.
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

Optional prepayment is allowed with payment of a “make-whole” premium that fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2023. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of December 31, 2023, our interest coverage on a last 12 months’ basis was 26.4 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $820.8 million. As of December 31, 2023, our Consolidated Tangible Net Worth was $1,298.9 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of December 31, 2023, we had a rolling average ratio of 21.9%.

As of December 31, 2023, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For more detailed information on our lines of credit, refer to Note 8 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Preferred Equity
As of December 31, 2023 and December 31, 2022 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During the year ended December 31, 2023 and December 31, 2022, we paid dividends of $2.9 million and $2.8 million, respectively, on the Series A Preferred Stock. As the series A Preferred Stock was issued in December 2021, no dividend payments were made during the year ended December 31, 2021. On February 15, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2024 to stockholders of record as of March 1, 2024.

Registration Statements
In September 2023, we filed with the SEC an automatic shelf registration statement on Form S-3 which enables us to issue shares of common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement. The Company has not issued any securities under this registration statement through the date of this filing.

Off-Balance Sheet Arrangements

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements.

We also utilize option contracts with lot sellers as a method of acquiring lots in staged takedowns, which are the schedules that dictate when lots must be purchased to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Lot option contracts generally require us to pay a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices that typically include escalations in lot prices over time.

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

As of December 31, 2023, we had earnest money deposits of $13.4 million at risk associated with contracts to purchase 3,757 lots past feasibility studies with an aggregate purchase price of approximately $177.0 million.

Letters of Credit and Performance Bonds
Refer to Note 18 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of letters of credit and performance bonds outstanding.

Critical Accounting Policies and Estimates
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

For our land development segment, we perform a quarterly review for indicators of impairment for each project which involves comparing anticipated lot sale revenues to projected costs (i.e. lot gross margins). For lots designated for our builders, we review land for indicators of impairment on a consolidated level, looking at overall projected home contribution margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which are based on a variety of assumptions, including assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

Each reporting period, management reviews each real estate asset with an indicator of impairment to determine whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining, future projected lot takedowns, or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing/bids received from subcontractors for current phases or homes under development. For future phases of land development, management uses its judgment to project potential cost increases. In determining the estimated cash flows for land held for sale, management considers recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, and similar information. When projecting revenue, management does not assume improvement in market conditions.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2023, we had no amounts outstanding under our revolving credit facilities.

For fixed rate debt, such as our senior unsecured notes, changes in interest rates have an impact on the fair value of the debt instrument, not on our earnings or cash flows.

The following table provides information about our significant fixed rate instruments that are sensitive to changes in interest rates. Our debt obligations, annual maturity amounts, weighted average interest rates, and estimated fair market value of our senior unsecured notes for the year ended December 31, 2023 are summarized below (amounts in thousands):

	Years ended December 31,
	2024	2025	2026	2027	2028	2029	Total	Fair Value at December 31, 2023
Liabilities:
Senior unsecured notes
Principal repayments	37,500	37,500	75,000	62,500	55,000	70,000	337,500	$322,481
Weighted Average interest rate	3.43%	3.42%	3.37%	3.27%	3.25%	3.25%	3.37%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
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

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $1,533 million as of December 31, 2023. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

If future results are not consistent with the Company’s assumptions and estimates, including future events, such as deterioration of market conditions or significant changes in the absorption rates, changes in the assumptions could have a significant impact on the determination of indicators of potential impairment.

We identified the evaluation of potential indicators of impairment for inventory as a critical audit matter. This is due to a high degree of auditor judgment that was involved in evaluating management’s assumptions and judgments regarding whether changes in market conditions at a location in which the Company operates would indicate a significant decrease in the fair value of the inventory.

Our audit procedures related to the Company’s evaluation of potential indicators of impairment for inventory include the following primary procedures, among others, to address this critical audit matter:

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
PCAOB ID: 49

Dallas, Texas
February 29, 2024

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$179,756	$76,588
Restricted cash	19,703	16,682
Receivables	10,632	5,288
Inventory	1,533,223	1,422,680
Investments in unconsolidated entities	84,654	74,224
Right-of-use assets - operating leases	7,255	3,458
Property and equipment, net	7,054	2,919
Earnest money deposits	16,619	23,910
Deferred income tax assets, net	15,306	16,448
Intangible assets, net	367	452
Goodwill	680	680
Other assets	27,583	12,346
Total assets	$1,902,832	$1,655,675
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$54,321	$51,804
Accrued expenses	96,457	91,281
Customer and builder deposits	43,148	29,112
Lease liabilities - operating leases	7,898	3,582
Borrowings on lines of credit, net	(2,328)	17,395
Senior unsecured notes, net	336,207	335,825
Notes payable	12,981	14,622
Total liabilities	548,684	543,621
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	36,135	29,239
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	47,603	47,696
Common stock, $0.01 par value: 100,000,000 shares authorized; 45,005,175 issued and outstanding as of December 31, 2023 and 46,032,930 issued and outstanding as of December 31, 2022, respectively	450	460
Additional paid-in capital	255,614	259,410
Retained earnings	997,037	754,341
Total Green Brick Partners, Inc. stockholders’ equity	1,300,704	1,061,907
Noncontrolling interests	17,309	20,908
Total equity	1,318,013	1,082,815
Total liabilities and equity	$1,902,832	$1,655,675

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Residential units revenue	$1,769,255	$1,703,951	$1,309,687
Land and lots revenue	8,455	53,842	93,189
Total revenues	1,777,710	1,757,793	1,402,876
Cost of residential units	1,223,079	1,196,914	964,364
Cost of land and lots	6,449	37,854	76,453
Total cost of revenues	1,229,528	1,234,768	1,040,817
Total gross profit	548,182	523,025	362,059
Selling, general and administrative expenses	(192,977)	(163,943)	(134,269)
Equity in income of unconsolidated entities	16,742	25,626	19,713
Other income, net	19,366	11,757	9,483
Income before income taxes	391,313	396,465	256,986
Income tax expense	84,638	82,468	52,605
Net income	306,675	313,997	204,381
Less: Net income attributable to noncontrolling interests	22,049	22,097	14,171
Net income attributable to Green Brick Partners, Inc.	$284,626	$291,900	$190,210

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$6.20	$6.07	$3.75
Diluted	$6.14	$6.02	$3.72
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	45,446	47,648	50,700
Diluted	45,917	47,987	51,060

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,053,858	$511	—	$—	(391,939)	$(3,167)	$293,242	$349,656	$640,242	$9,167	$649,409
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	139,371	2	—	—	—	—	2,436	—	2,438	—	2,438
Withholdings from vesting of restricted stock awards	(41,318)	(1)	—	—	—	—	(833)	—	(834)	—	(834)
Amortization of deferred share-based compensation	—	—	—	—	—	—	640	—	640	—	640
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(5,844)	—	(5,844)	—	(5,844)
Issuance of preferred stock	—	—	2,000	47,696	—	—	—	—	47,696	—	47,696
Distributions	—	—	—	—	—	—	—	—	—	(6,606)	(6,606)
Net income	—	—	—	—	—	—	—	190,210	190,210	11,585	201,795
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	163,932	1	—	—	—	—	2,751	—	2,752	—	2,752
Withholdings from vesting of restricted stock awards	(46,415)	—	—	—	—	—	(1,074)	—	(1,074)	—	(1,074)
Amortization of deferred share-based compensation	—	—	—	—	—	—	811	—	811	—	811
Dividends	—	—	—	—	—	—	—	(2,812)	(2,812)	—	(2,812)
Stock repurchases	—	—	—	—	(4,844,559)	(101,463)	—	—	(101,463)	—	(101,463)
Retirement of treasury shares	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,755)	—	(2,755)	—	(2,755)
Distributions	—	—	—	—	—	—	—	—	—	(10,718)	(10,718)
Net income	—	—	—	—	—	—	—	291,900	291,900	17,480	309,380
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	209,664	2	—	—	—	—	5,231	—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)			—	—	(1,976)	—	(1,977)	—	(1,977)
Amortization of deferred share-based compensation	—	—	—	—	—	—	1,804	—	1,804	—	1,804
Dividends	—	—	—	—	—	—	—	(2,875)	(2,875)	—	(2,875)
Stock repurchases	—	—	—	—	(1,177,562)	(45,777)	—	—	(45,777)	—	(45,777)
Retirement of treasury shares	(1,177,562)	(11)	—	—	1,177,562	45,777	(6,711)	(39,055)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,144)	—	(2,144)	—	(2,144)
Expiration of prepaid offering costs	—	—	—	(93)	—	—	—	—	(93)	—	(93)
Distributions	—	—	—	—	—	—	—	—	—	(19,056)	(19,056)
Net income	—	—	—	—	—	—	—	284,626	284,626	15,457	300,083
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$306,675	$313,997	$204,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,545	2,367	2,744
Gain (loss) on disposal of property and equipment, net	207	(377)	150
Share-based compensation expense	6,753	3,477	3,078
Deferred income taxes, net	1,142	(707)	(365)
Equity in income of unconsolidated entities	(16,742)	(25,626)	(19,713)
Allowances for option deposits and pre-acquisition costs	64	966	223
Distributions of income from unconsolidated entities	11,859	11,483	10,548
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5,344)	1,583	(1,647)
Increase in inventory	(109,243)	(217,598)	(358,270)
Decrease (increase) in earnest money deposits	7,290	2,021	(3,772)
(Increase) decrease in other assets	(14,875)	(1,550)	2,054
Increase in accounts payable	2,517	6,122	21,161
Increase in accrued expenses	5,459	30,017	20,935
Payment of contingent consideration in excess of acquisition date fair value	—	—	(368)
Increase (decrease) in customer and builder deposits	14,035	(35,498)	26,479
Net cash provided by (used in) operating activities	213,342	90,677	(92,382)
Cash flows from investing activities:
Investments in unconsolidated entities	(5,547)	(4,465)	(8)
Purchase of property and equipment, net of disposals	(7,802)	(2,012)	(2,025)
Net cash used in investing activities	(13,349)	(6,477)	(2,033)
Cash flows from financing activities:
Borrowings from lines of credit	22,000	420,000	749,800
Repayments of lines of credit	(42,000)	(402,000)	(855,800)
Borrowings from senior unsecured notes	—	—	225,000
Proceeds from notes payable	63	14,472	209
Repayments of notes payable	(1,704)	(60)	(2,124)
Payments of debt issuance costs	(638)	(829)	(2,901)
Payments of withholding tax on vesting of restricted stock awards	(1,977)	(1,074)	(834)
Share repurchases	(45,777)	(101,463)	—
Net proceeds from issuance of preferred shares	—	—	47,696
Dividends paid	(2,875)	(2,812)	—
Distributions to redeemable noncontrolling interest	(1,840)	—	(106)
Distributions to noncontrolling interests	(19,056)	(10,718)	(6,606)
Net cash (used in) provided by financing activities	(93,804)	(84,484)	154,334
Net increase (decrease) in cash and cash equivalents and restricted cash	106,189	(284)	59,919
Cash and cash equivalents and restricted cash, beginning of period	93,270	93,554	33,635
Cash and cash equivalents and restricted cash, end of period	$199,459	$93,270	$93,554

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$90,535	$85,445	$47,288
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

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, receivables related to land development joint ventures, amounts collectible from third-party escrow agents related to closings on land, lots and homes, and amounts collectible related to mechanic’s lien contracts. As of December 31, 2023 all amounts are considered fully collectible and no allowance for credit losses was recorded. Any allowance for credit losses is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

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

Residential lots held for sale and lots held for development include the initial cost of acquiring the land as well as certain costs capitalized related to developing the land into individual residential lots such as direct overhead, interest and real estate taxes.

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

Capitalization of Interest

The Company capitalizes interest costs incurred to inventory during land development, home construction, and other qualifying activities. Interest capitalized as cost of inventory is charged to cost of revenues as related homes and finished lots are closed. Interest incurred on undeveloped land is directly expensed and included in interest expense in our consolidated statements of income.

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

Warranties

The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a six-to-ten-year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning parts and labor. The Company accrues an estimate of its exposure to warranty claims based on both current and historical home closings data and warranty costs incurred. A warranty accrual is made with the closing of a home and it is included within accrued expenses on the consolidated balance sheets. Any legal costs associated with loss contingencies related to warranties are expensed as incurred.

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

Revenue Recognition

Contracts with Customers

The Company derives revenues from two primary sources: the closing and delivery of homes through our builder operations segments and the closing of lots and land sold through our land development segment. All of our revenue is from contracts with customers.

Contract Liabilities

The Company requires homebuyers to submit a deposit for home purchases and requires buyers to submit a deposit in connection with land sale or lot option contracts. These deposits serve as an incentive for performance under homebuilding and land sale or development contracts. Cash received as customer deposits, if held in escrow, is reflected as restricted cash and as customer and builder deposits on the consolidated balance sheets.

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

The Company does not sell warranties outside of the customary workmanship warranties provided on homes or developed lots at the time of sale. The warranties offered to homebuyers are short term, with the exception of six-to-ten-year structural warranties. As these are assurance-type warranties, there is no separate performance obligation related to warranties provided to homebuyers or homebuilders.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2023, 2022 and 2021 totaled $2.4 million, $1.2 million and $1.3 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2023, 2022 and 2021.

Net Income Attributable to Green Brick Partners, Inc. per Common Share

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of restricted stock awards during each period. Net income allocated to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options, restricted stock awards and performance restricted stock units.

The Company’s restricted stock awards have the right to receive forfeitable dividends on an equal basis with common stock and its performance restricted stock units do not participate in dividends with common stock. As such, these stock awards are not considered participating securities that must be included in the calculation of net income per common share using the two-class method.

Cost Recognition

Lot acquisition, materials, direct costs, interest and indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct costs of developing residential lots are allocated evenly to all applicable lots. Indirect construction cost allocations are based on a budgeted amount, then allocated to each home as it closes. If actual costs exceed the budget, then actual costs are recognized, or the budgeted amount increased. Capitalized costs of residential lots are expensed when the related revenue is recognized. Non-capitalizable costs in connection with developed lots and completed homes and other selling and administrative costs are expensed when incurred.

Share-Based Compensation

The Company measures and accounts for share-based awards in accordance with ASC 718, Compensation - Stock Compensation. The Company expenses share-based payment awards made to employees and directors, including stock options, restricted stock awards, and restricted stock units. Share-based compensation expense associated with stock options, restricted stock awards, and restricted stock units with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of actual forfeitures, over the requisite service period over which the awards are expected to vest. The Company estimates the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of certain input variables, such as expected volatility, risk-free interest rate and expected award life.

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

Fair Value Measurements

The Company has adopted and implemented the provisions of ASC 820-10, Fair Value Measurements (“ASC 820-10”), with respect to fair value measurements of all elected financial assets and liabilities and any nonfinancial assets and liabilities that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis (at least annually). Under ASC 820-10, fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These provisions establish a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of input are defined as follows:

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on our consolidated financial statements.

In December, 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its Consolidated Financial Statements and disclosures.

2. INTANGIBLE ASSETS, GOODWILL, AND REDEEMABLE NONCONTROLLING INTEREST

Intangible Assets

Intangible assets were recognized related to the acquired trade name from the GRBK GHO Homes business combination. The Company holds an 80% controlling interest in this Florida-based partnership. The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2023, 2022, and 2021, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.5 million and $0.4 million as of December 31, 2023 and December 31, 2022, respectively.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2023 is as follows (in thousands):

2024	$85
2025	85
2026	85
2027	85
2028	27
Total	$367

Goodwill

Pursuant to this acquisition, the Company recognized goodwill of $0.7 million. The Company performed its annual goodwill impairment testing during the fourth quarter of 2023 by completing a qualitative assessment of its Southeast reporting unit, which included the review of macroeconomic conditions and financial performance of the reporting unit, among others. Through this assessment, the Company determined that the carrying amount of the Southeast reporting unit does not exceed its fair value. The Company did not record any goodwill impairments during the years ended December 31, 2023, 2022 and 2021.

Redeemable Noncontrolling Interest in Equity of Consolidated Subsidiary

As part of the GRBK GHO business combination, we entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by the minority partner. The Put/Call Agreement provides that the 20% ownership interest in GRBK GHO held by the minority partner would be subject to put and purchase options starting in April 2024. On March 23, 2023, the Company and the minority partner amended the operating agreement of GRBK GHO to change the start of the put and purchase options from April 2024 to April 2027. The exercise price would be based on the financial results of GRBK GHO for the completed quarters prior to exercise of the option and commencing with the second quarter of 2021. If the minority partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GRBK GHO from our partner.

Based on the nature of the put/call structure, the noncontrolling interest attributable to the 20% minority interest owned by our Florida-based partner is included as redeemable noncontrolling interest in equity of consolidated subsidiary in the Company’s consolidated financial statements.

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Redeemable noncontrolling interest, beginning of period	$29,239	$21,867
Net income attributable to redeemable noncontrolling interest partner	6,592	4,617
Distributions of income to redeemable noncontrolling interest partner	(1,840)	—
Change in fair value of redeemable noncontrolling interest	2,144	2,755
Redeemable noncontrolling interest, end of period	$36,135	$29,239

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs

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
The aggregated carrying amounts of assets and liabilities of TPG were $196.1 million and $178.6 million, respectively, as of December 31, 2023 and $190.1 million and $164.1 million, respectively, as of December 31, 2022. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of this controlled builder have no recourse against the Company.

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

As of December 31, 2023 and 2022, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2023 and 2022.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2023	December 31, 2022
Homes completed or under construction	$559,488	$603,953
Land and lots - developed and under development	921,241	768,194
Land held for future development(1)	48,991	48,369
Land held for sale	3,503	2,164
Total inventory	$1,533,223	$1,422,680

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of December 31, 2023, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the year ended December 31, 2023, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

For the year ended December 31, 2022, the Company recorded a $6.0 million impairment charge to reduce the carrying value of certain land held for future development to fair value. This impairment charge was included in cost of residential units in our consolidated statements of income. For the year ended December 31, 2021, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest capitalized at beginning of period	$22,752	$19,950	$17,520
Interest incurred	14,628	16,454	13,340
Interest charged to cost of revenues	(13,254)	(13,652)	(10,910)
Interest capitalized at end of period	$24,126	$22,752	$19,950

Capitalized interest as a percentage of inventory	1.6%	1.6%

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

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2023	December 31, 2022
GB Challenger, LLC*	$52,666	$49,897
GBTM Sendera, LLC	19,866	14,319
EJB River Holdings, LLC	10,867	8,554
Green Brick Mortgage, LLC	—	307
BHome Mortgage, LLC	1,255	1,147
Total investment in unconsolidated entities	$84,654	$74,224
*The Company sold its 49.9% ownership interest in GB Challenger, LLC (“Challenger”) effective February 1, 2024.

Challenger
In August 2017, the Company acquired a 49.9% ownership interest in GB Challenger, LLC (“Challenger”). Challenger constructs townhouses, single family homes, and luxury patio homes and operates in Colorado Springs and Denver, Colorado.

As of December 31, 2023, the Company’s investment in Challenger was carried at cost, as adjusted for the Company’s share of income or losses and distributions received, as well as for adjustments related to basis differences between the Company’s cost and the Company’s underlying equity in net assets recorded in Challenger’s financial statements as of the date of acquisition.

As of December 31, 2023, the carrying value of the investment in Challenger was $52.7 million. The underlying 49.9% equity in net assets of Challenger was $50.4 million as of December 31, 2023. The $2.3 million difference represented the premium paid for the Company’s equity interest in excess of Challenger’s carrying value. This basis difference primarily related to the estimated fair value of inventory, as well as the Challenger Homes trade name and capitalized acquisition costs. The amortization of the basis differences related to inventory was recognized as homes were delivered to homebuyers and the trade name had an amortization period of ten years. The amortization of the basis difference was a reduction of equity in income of unconsolidated entities.

The Company recognized $10.9 million, $20.9 million, and $14.8 million, related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2023, 2022, and 2021, respectively.

Effective February 1, 2024, the Company sold its ownership interest in Challenger to the entity that already held the controlling interest in Challenger for approximately $64.0 million in cash, which is subject to post-closing adjustments. The Company intends to use the proceeds from the transaction for investment in and expansion of opportunities with those builders in which it holds a controlling or one-hundred percent (100%) ownership interest, particularly including the growth and expansion of its Trophy Signature Homes brand into the Austin market and other potential new markets.

GBTM Sendera, LLC
In August 2020, the joint venture GBTM Sendera, LLC (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) to acquire and develop a tract of land in Fort Worth, Texas. Each party holds a 50% ownership interest in GBTM Sendera and share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees. The Company made capital contributions of $5.0 million and $3.6 million during the years ended December 31, 2023 and 2022, respectively. The Company made no capital contributions during the year ended December 31, 2021.

Following our analysis of GBTM Sendera’s operating agreement, the Company has determined that its investment in GBTM Sendera is not a VIE as the joint venture’s equity at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support from its members.

As of December 31, 2023, the carrying amount of GBTM Sendera assets and liabilities were $44.4 million and $7.5 million, respectively. As of December 31, 2023, the Company’s maximum exposure to loss as a result of this joint venture was $19.9 million, representing the Company’s investment in GBTM Sendera.

EJB River Holdings
In December 2018, the joint venture EJB River Holdings (“EJB”) was formed by TPG to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC was admitted as a member, which resulted in TPG having a 50% ownership interest in EJB River Holdings.

As of December 31, 2023, EJB River Holdings had borrowings of $6.7 million to finance its land acquisition and development. A wholly owned subsidiary of the Company provided a limited $2.0 million guarantee in connection with EJB’s initial borrowings that was removed as of December 31, 2023.

Following our analysis of the provisions in the EJB River Holdings’ operating agreement, the Company has determined that EJB River Holdings is a VIE, but that we are not the primary beneficiary. Specifically, the Company does not direct the activities that most significantly impact the entity’s economic performance as key decisions are subject to the approval of a management committee where both members are equally represented.

As of December 31, 2023, the carrying amounts of assets and liabilities of EJB River Holdings were $29.2 million and $7.5 million, respectively. As of December 31, 2023 the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $10.9 million, representing the Company’s investment in EJB.

Green Brick Mortgage
In June 2018, the Company formed a joint venture with PrimeLending to provide mortgage loan origination services to our builders. The Company owned a 49.9% equity interest in Green Brick Mortgage, LLC. In 2022, this joint venture was terminated and the Company incurred a de minimis loss upon dissolution.

BHome Mortgage
In May 2020, the Company established a joint venture, BHome Mortgage, LLC (“BHome Mortgage”) with First Continental Mortgage, Ltd., to provide mortgage related services to homebuyers. The Company owns 49% of BHome Mortgage. BHome Mortgage received initial capital contributions of approximately $0.5 million from its two members in accordance with their membership interest during the year ended December 31, 2021.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

		December 31, 2023	December 31, 2022
Assets:
Cash		$23,549	$15,265
Accounts receivable		4,207	4,972
Bonds and notes receivable		2,838	10,381
Loans held for sale, at fair value		7,452	8,829
Inventory		182,550	195,732
Other assets		6,425	9,352
Total assets		$227,021	$244,531
Liabilities:
Accounts payable		$7,151	$10,166
Accrued expenses and other liabilities		10,265	12,177
Notes payable		49,701	82,484
Total liabilities		$67,117	$104,827
Owners’ equity:
Green Brick		$80,968	$70,812
Others		78,936	68,892
Total owners’ equity		$159,904	$139,704
Total liabilities and owners’ equity		$227,021	$244,531

	Years Ended December 31,
	2023	2022	2021
Revenues	$270,322	$301,818	$221,190
Costs and expenses	236,038	250,240	181,429
Net earnings of unconsolidated entities	$34,284	$51,578	$39,761
Company’s share in net earnings of unconsolidated entities	$16,742	$25,626	$19,713

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
GB Challenger, LLC	$10,921	$20,921	$14,831
EJB River Holdings, LLC	2,812	2,424	833
BHome Mortgage, LLC	3,009	1,548	1,585
Green Brick Mortgage, LLC	—	733	2,464
Total net earnings from unconsolidated entities	$16,742	$25,626	$19,713

During the years ended December 31, 2023, 2022, and 2021, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Model home furnishings and capitalized sales office costs	$9,645	$7,496
Office furniture and equipment	943	596
Leasehold improvements	2,361	1,979
Computers and equipment	381	560
Vehicles and field trailers	1,452	998
Property and equipment, at cost	14,782	11,629
Less: accumulated depreciation	(7,728)	(8,710)
Total property and equipment, net	$7,054	$2,919

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 totaled $3.5 million, $2.3 million, and $2.7 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	December 31, 2023	December 31, 2022
Real estate development reserve to complete(1)	26,063	28,793
Warranty reserve	23,474	17,945
Accrued compensation	14,960	13,917
Accrued property tax payable	5,003	4,047
Other accrued expenses	26,957	26,579
Total accrued expenses	96,457	91,281

(1)Our real estate development reserve to complete consists of estimated payments for future costs to complete the development of our communities.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Warranty accrual, beginning of period	$17,945	$9,378
Warranties issued	10,307	8,295
Changes in liability for existing warranties	433	4,559
Payments made	(5,211)	(4,287)
Warranty accrual, end of period	$23,474	$17,945

8. DEBT

The aggregated annual principal payments under the borrowings on lines of credit, senior unsecured notes, and note payable over the next five years and thereafter as of December 31, 2023 are as follows (in thousands):

2024	$50,481
2025	37,500
2026	75,000
2027	62,500
2028	55,000
2029	70,000
Total	$350,481

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	20,000
Debt issuance costs, net of amortization	(2,328)	(2,605)
Total borrowings on lines of credit, net	$(2,328)	$17,395

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

As of December 31, 2023, we had no letters of credit outstanding to reduce the aggregate maximum commitment amount of $35.0 million.

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

No fees or other debt issuance costs were incurred during the year ended December 31, 2023 associated with the Secured Revolving Credit Facility. De minimis fees and other issuance costs were incurred during each of the years ended December 31, 2022 and 2021 associated with the Secured Revolving Credit Facility amendment. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company subjects these costs to analysis for capitalization to inventory over the term of the Secured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2023.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 8, 2023, the Company entered into the Eleventh Amendment to this credit agreement which was amended to revise certain financial covenants in order to appropriately reflect the Company’s size and growth. The Eleventh Amendment also extends the maturity of $300.0 million of the commitments under the credit facility through December 14, 2026, with the remaining $25.0 million commitment expiring December 14, 2025.

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

Fees and other debt issuance costs of $0.6 million, $0.7 million and $2.8 million were incurred during the years ended December 31, 2023, 2022 and 2021, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2023.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	125,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,293)	(1,675)
Total senior unsecured notes, net	$336,207	$335,825

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

2026 Notes
On August 8, 2019, the Company entered into a Note Purchase Agreement with Prudential Private Capital to issue $75.0 million aggregate principal amount of senior unsecured notes due on August 8, 2026 at a fixed rate of 4.00% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $73.3 million and incurred debt issuance costs of approximately $1.7 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2026 Notes to repay borrowings under the Company’s existing revolving credit facilities. Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024 and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026.

2027 Notes
On August 26, 2020, the Company entered into a Note Purchase Agreement with The Prudential Insurance Company of America and Prudential Universal Reinsurance Company to issue $37.5 million aggregate principal amount of senior unsecured notes due on August 26, 2027 at a fixed rate of 3.35% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $37.4 million and incurred debt issuance costs of approximately $0.1 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2027 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes.

2028 Notes
On February 25, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $125.0 million aggregate principal amount of senior unsecured notes due on February 25, 2028 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Principal on the 2028 Notes is due in increments of $25.0 million on February 25, 2024; $25.0 million on February 25, 2025; $25.0 million on February 25, 2026; $25.0 million on February 25, 2027 and $25.0 million on February 25, 2028.

2029 Notes
On December 28, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $100.0 million aggregate principal amount of senior unsecured notes due on December 28, 2029 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $99.6 million and incurred debt issuance costs of approximately $0.4 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2029 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029.

Under the terms of the Senior Unsecured Notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2023.

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

9. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2023, there were 45,005,175 shares of common stock issued outstanding.

Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors (the “Board”) has the authority, subject to any limitations imposed by law or New York Stock Exchange rules, without further action by the stockholders, to issue such preferred stock in one or more series and to fix the voting powers (if any), the preferences and relative, participating, optional or other special rights or privileges, if any, of such series and the qualifications, limitations or restrictions thereof. These rights, preferences and privileges may include, but are not limited to, dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of that series.
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

The Company incurred $2.3 million in fees and expenses in connection with this transaction that reduced the amount of equity on our consolidated balance sheet during the year ended December 31, 2022.

The following table presents a summary of the perpetual preferred stock outstanding at December 31, 2023 and 2022 (dollars in thousands):

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

Dividends

Dividends paid on our Series A preferred stock were $2.9 million and $2.8 million during the years ended December 31, 2023 and 2022, respectively. As the Series A Preferred Stock was issued in December 2021, no dividend payments were made during the year ended December 31, 2021.

On February 15, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2024 to stockholders of record as of March 1, 2024.

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

During the year ended December 31, 2022, the Company completed discrete open market repurchases under the 2021 Share Repurchase Program of 2,423,644 shares for approximately $50.0 million. The Company completed the repurchases under the 2021 Repurchase Plan on April 29, 2022. The repurchased shares were subsequently retired.

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

During the years ended December 31, 2023 and 2022, the Company repurchased 1,177,562 and 2,420,915 shares, respectively, for approximately $45.3 million and $51.3 million, excluding excise tax. The repurchased shares were subsequently retired. The remaining dollar value of shares that may be purchased under the 2022 Repurchase Plan was approximately $3.4 million as of December 31, 2023.

2023 Share Repurchase Program
On April 27, 2023, the Board approved a stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion. As of December 31, 2023, the remaining dollar value of shares that may be repurchased under the 2023 Repurchase Plan was $100.0 million, excluding excise tax.

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

Under the 2014 Equity Plan, awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, stock awards (“SAs”), (restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), other share-based awards and performance compensation awards, may be granted. The maximum number of shares of the Company’s common stock that is authorized and reserved for issuance under the 2014 Equity Plan is 2,350,956 shares, subject to adjustment for certain corporate events or changes in the Company’s capital structure.

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2014 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 600 employees (including employees of our builders) who are eligible to receive awards under the 2014 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2014 Equity Plan.

If any award under the 2014 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2014 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2014 Equity Plan. The maximum amount that can be paid to any single participant in any one calendar year pursuant to a cash bonus award under the 2014 Equity Plan is $2.0 million. As of December 31, 2023, 1,034,456 shares remain available for future grant of awards under the 2014 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2023, 2022 and 2021 the Company granted SAs to executive officers (“EOs”), RSAs to employees and non-employee members of the Board, and PRSUs to employees.

Stock Awards

The SAs granted to EOs were 100% vested and non-forfeitable on the grant date. During the years ended December 31, 2023, 2022 and 2021, the Company withheld 59,857; 46,415, and 41,318 shares, respectively, of common stock from EOs, at a total cost of $2.0 million, $1.1 million, and $0.8 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the awards.

Restricted Stock Awards
The RSAs granted to the Board will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2024 Annual Meeting of Stockholders. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock.

Employee Restricted Stock Awards and Performance Restricted Stock Units
Our employee RSAs and PRUs consist of shares of common stock that are subject to continued employment with the Company through the applicable vesting dates. The RSAs and PRSUs generally have a two-year and three-year cliff vesting period, respectively.

The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively.

A summary of share-based awards activity during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	45	$12.33
Granted	139	$22.10
Vested	(156)	$19.09
Forfeited	—	$—
Nonvested, December 31, 2021	28	$23.21
Granted	171	$22.47
Vested	(153)	$22.17
Forfeited	(8)	$23.84
Nonvested, December 31, 2022	38	$23.94
Granted	185	$33.21
Vested	(129)	$31.18
Forfeited	(2)	$32.88
Nonvested, December 31, 2023	92	$33.56

Stock Options
Stock options granted to date were not granted under the 2014 Equity Plan. The stock options outstanding as of December 31, 2023 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expire 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5 year service period. All of the stock options outstanding as of December 31, 2023 are vested. We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2023, 2022 and 2021.

A summary of stock option activity during the year ended December 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2022	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, December 31, 2023	500	$7.49	0.82	$22,225
Options exercisable, December 31, 2023	500	$7.49	0.82	$22,225

Share-Based Compensation Expense
Share-based compensation expense was $6.8 million, $3.5 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2023, 2022, or 2021.

As of December 31, 2023, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRUSs, net of forfeitures, was $1.4 million which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSAs vested during the years ended December 31, 2023, 2022 and 2021 was $4.0 million, $3.4 million and $3.0 million, respectively.

As of December 31, 2023, there was no remaining unamortized share-based compensation expense related to stock options.

11. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2023		2022		2021
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,270,599	$7,980	$1,181,393	$46,479	$938,052	$66,613
Southeast	498,656	475	522,558	7,363	371,635	26,576
Total revenues	$1,769,255	$8,455	$1,703,951	$53,842	$1,309,687	$93,189

Type of Customer
Homebuyers	$1,769,255	$—	$1,703,951	$—	$1,309,687	$—
Homebuilders and Multi-family Developers	—	8,455	—	53,842	—	93,189
Total revenues	$1,769,255	$8,455	$1,703,951	$53,842	$1,309,687	$93,189

Product Type
Residential units	$1,769,255	$—	$1,703,951	$—	$1,309,687	$—
Land and lots	—	8,455	—	53,842	—	93,189
Total revenues	$1,769,255	$8,455	$1,703,951	$53,842	$1,309,687	$93,189

Timing of Revenue Recognition(1)
Transferred at a point in time	$1,767,788	$8,455	$1,696,911	$53,842	$1,305,620	$93,189
Transferred over time	1,467	—	7,040	—	4,067	—
Total revenues	$1,769,255	$8,455	$1,703,951	$53,842	$1,309,687	$93,189

(1)Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Customer and builder deposits	$43,148	$29,112

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Type of Customer
Homebuyers	$26,575	$20,649
Homebuilders and Multi-Family Developers	—	83
Total deposits recognized as revenue	$26,575	$20,732

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $3.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in 2024.

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

Financial information relating to the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues: (1)
Builder operations
Central	$1,270,599	$1,181,393	$940,021
Southeast	499,131	529,921	398,211
Total builder operations	1,769,730	1,711,314	1,338,232
Land development	7,980	46,479	64,644
Total revenues	$1,777,710	$1,757,793	$1,402,876

Gross profit:
Builder operations
Central	$424,494	$393,697	$271,799
Southeast	166,291	156,840	110,181
Total builder operations	590,785	550,537	381,980
Land development	3,268	13,393	9,385
Corporate, other and unallocated (2)	(45,871)	(40,905)	(29,306)
Total gross profit	$548,182	$523,025	$362,059

Interest expense: (3)
Builder operations
Central	$—	$—	$—
Southeast	34,216	32,323	15,719
Total builder operations	34,216	32,323	15,719
Corporate, other and unallocated	(34,216)	(32,323)	(15,719)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$291,307	$281,793	$178,760
Southeast	112,582	107,669	69,606
Total builder operations	403,889	389,462	248,366
Land development	5,129	13,062	8,767
Corporate, other and unallocated (4)	(17,705)	(6,059)	(147)
Income before income taxes	$391,313	$396,465	$256,986

	December 31, 2023	December 31, 2022
Inventory:
Builder operations
Central	$645,987	$515,981
Southeast	314,087	293,787
Total builder operations	960,074	809,768
Land development	529,711	570,065
Corporate, other and unallocated (5)	43,438	42,847
Total inventory	$1,533,223	$1,422,680

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2023, 2022 and 2021 were $0.5 million, $7.4 million and $28.5 million, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Interest expense of Builder operations Southeast segments represents an interest expense charged by Corporate, other and unallocated segment in relation to financing purchases of land and construction of some of the Company’s Dallas and Atlanta builders. Intercompany interest revenue of the Corporate, other and unallocated segment is eliminated in consolidation.
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

13. INCOME TAXES

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$73,299	$73,747	$47,688
State	10,197	9,428	5,282
Total current income tax expense	83,496	83,175	52,970
Deferred income tax expense (benefit):
Federal	993	(630)	(604)
State	149	(77)	239
Total deferred income tax expense (benefit)	1,142	(707)	(365)
Total income tax expense	$84,638	$82,468	$52,605

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21% for each of the years ended December 31, 2023, 2022 and 2021, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Tax on pre-tax book income (before reduction of noncontrolling interests)	$82,176	$83,258	$53,967
Tax effect of non-controlled earnings	(4,630)	(4,640)	(2,976)
State income tax expense, net of federal benefit	8,220	7,353	4,425
Tax credits	(3,033)	(5,861)	(3,629)
Other	1,905	2,358	818
Total income tax expense	$84,638	$82,468	$52,605
Effective income tax rate	21.6%	20.8%	20.5%

The change in the effective tax rate for year ended December 31, 2023 relates primarily to a decreased rate benefit in the Energy Efficient Homes Tax credit as compared to pre-tax book income and increased state income tax expense.

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Basis in partnerships	$3,193	$5,672
Accrued expenses	7,550	6,563
Inventory	2,740	2,966
Change in fair value of contingent consideration	996	1,122
Lease liabilities - operating leases	1,797	826
Stock-based compensation	584	418
Other	324	229
Deferred tax assets, gross	17,184	17,796
Valuation allowance	—	—
Deferred tax assets, net	$17,184	$17,796

Deferred tax liabilities:
Right-of-use assets - operating leases	$(1,668)	$(810)
Prepaid insurance	(107)	(108)
Other	(103)	(430)
Deferred tax liabilities	$(1,878)	$(1,348)
Total deferred income tax assets, net	$15,306	$16,448

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2023.

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2023, 2022, and 2021. There were no accrued liabilities related to uncertain tax positions as of December 31, 2023 and 2022, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2020 and subsequent tax years.

The Company and its subsidiaries file returns in Texas, Georgia, Florida and Colorado.

The Texas statute of limitations remains open for the 2019 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia and Florida statute of limitations remains open for 2020 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

14. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $1.8 million, $1.3 million and $1.0 million of matching contributions to the 401(k) plan during the years ended December 31, 2023, 2022 and 2021.

15. EARNINGS PER COMMON SHARE

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021

Net income attributable to Green Brick Partners, Inc.	$284,626	$291,900	$190,210
Cumulative preferred stock dividends	(2,875)	(2,875)	(71)
Net income applicable to common stockholders	281,751	289,025	190,139

Weighted-average number of common shares outstanding - basic	45,446	47,648	50,700
Basic net income attributable to Green Brick Partners, Inc. per common share	$6.20	$6.07	$3.75

Weighted-average number of common shares outstanding - basic	45,446	47,648	50,700
Dilutive effect of stock options and restricted stock awards	471	339	360
Weighted-average number of common shares outstanding - diluted	45,917	47,987	51,060
Diluted net income attributable to Green Brick Partners, Inc. per common share	$6.14	$6.02	$3.72

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2023	2022	2021
Antidilutive options to purchase common stock and restricted stock awards	—	(17)	—

16. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2023 and 2022.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2023 and 2022, was $322.5 million and $306.1 million, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2023 when compared to December 31, 2022.

17. RELATED PARTY TRANSACTIONS

During 2023, 2022 and 2021, the Company had the following related party transactions through the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. Trevor Brickman made no cash contributions to Centre Living during the years ended December 31, 2023, 2022 and 2021.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2023, 2022, and 2021, GRBK GHO incurred lease costs of $0.1 million, $0.2 million, and $0.2 million in each period, under such lease agreements. As of December 31, 2023, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2023, 2022, and 2021, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2023, no amounts were due to the title company affiliate.

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2023 and 2022, letters of credit and performance bonds outstanding were $13.5 million and $5.0 million respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
We have leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, each have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.

The operating lease cost of $1.8 million, $1.6 million, and $1.4 million for these leases for the years ended December 31, 2023, 2022, and 2021, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.6 million, respectively.
As of December 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 6.5 years and 7.2%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2023 are presented below (in thousands):

2024	$1,224
2025	1,618
2026	1,533
2027	1,501
2028	1,462
Thereafter	2,825
Total future lease payments	10,163
Less: Interest	2,265
Present value of lease liabilities	$7,898
The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $0.9 million, $1.3 million, and $0.7 million for each of the years ended December 31, 2023, 2022, and 2021, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

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

19. SUBSEQUENT EVENTS

On February 1, 2024, the Company, through its wholly-owned subsidiary, sold its non-controlling interest in GB Challenger. Refer to the Investments in Unconsolidated Entities Footnote for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to Green Brick’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

RSM US LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and its Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 29, 2024, expressed an unqualified opinion.

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

/s/ RSM US LLP

PCAOB ID: 49

Dallas, Texas
February 29, 2024

ITEM 9B. OTHER INFORMATION

(a) 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01 Entry into a Material Definitive Agreement.

On January 30, 2024, the Company entered into a First Amendment to each of its outstanding note purchase agreements to revise certain financial covenants in order to appropriately reflect the Company’s size and growth and to align each note purchase agreement with the Company’s recently amended credit agreement.

All other material terms of the note purchase agreements remain unchanged. The Company and certain of its affiliates may from time to time enter into commercial arrangements with the holders of the notes and/or their respective affiliates, and affiliates of certain of the holders may provide advisory and other services to the Company and its affiliates.

The description above is qualified in its entirety by reference to each amendment, copies of which are filed as Exhibit 10.39A, 10.41A, 10.45A and 10.49A to this Annual Report on Form 10-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 26, 2023, the Company renewed its employment agreement with Jed Dolson (the “Dolson Employment Agreement”) promoting Mr. Dolson to President and Chief Operating Officer, effective October 27, 2023, and extending the term of his employment for an additional three years. The Dolson Employment Agreement increases Mr. Dolson’s annual base salary to $800,000, commencing October 27, 2023, and his target bonus to 75% of the 2024, 2025 and 2026 target bonuses approved by the Compensation Committee for the Company’s Chief Executive Officer in 2024, 2025 and 2026, respectively. Payment of the bonus is contingent upon the achievement of performance goals established and assessed solely at the discretion of the Compensation Committee of the Company’s Board of Directors. The annual bonus may be payable partially in cash and partially in equity, as determined by the Compensation Committee. All other material terms of the Dolson Employment Agreement remain the same, including the provisions for severance benefits and for the non-competition, non-solicitation and confidentiality provisions during his employment and for a period of twelve months after termination.

On December 31, 2023, the Company renewed its employment agreement with Mr. Costello (the “Costello Employment Agreement”) extending the term of his employment until December 31, 2026. The Costello Employment Agreement increases Mr. Costello’s annual base salary to $550,000, commencing January 1, 2024, and his target bonus to $675,000 for the fiscal years ending December 31, 2024, 2025 and 2026. Payment of the bonus is contingent upon the achievement of performance goals established and assessed solely at the discretion of the Compensation Committee of the Company’s Board of Directors. The annual bonus may be payable partially in cash and partially in equity, as determined by the Compensation Committee. All other material terms of the Costello Employment Agreement remain the same, including the provisions for severance benefits, change in control benefits, and for the non-competition, non-solicitation and confidentiality provisions during his employment and for a period of twelve months after termination.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the proxy statement for our 2024 annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2023:

Equity Compensation Plan Information
As of December 31, 2023
(in thousands, except exercise price)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Exercise Price	Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Omnibus Equity Incentive Plan	591,971	$7.49 (1)	442,485
Equity compensation plans not approved by security holders	—		—
Total	591,971		442,485

(1)Does not include 91,971 restricted stock awards and restricted stock units as they do not have an exercise price.

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

10.7†*	Employment Agreement, effective as of December 31 2023, between the Company and Richard A. Costello.
10.8†*	Employment Agreement, effective as of October 27, 2023, between the Company and Jed Dolson.
10.9†	Employment Agreement, dated as of October 31, 2022, between the Company and Neal Suit (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed February 27, 2023).

Number	Exhibit Description
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

10.11
Eleventh Amendment to the Credit Agreement, dated December 8, 2023, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 13, 2023.

10.36†	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 1, 2022).
10.37†	Form of Other Stock-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.38†	Form of Performance Compensation Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.39	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.39A*	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 4.00% Senior Notes due August 8, 2026.
10.40	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.41
Note Purchase Agreement, dated as of August 26, 2020, by and among Green Brick Partners, Inc., Prudential Universal Reinsurance Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

10.41A*	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.35% Senior Notes due August 26, 2027.
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

10.45A*	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.25% Senior Notes due February 25, 2028.
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

10.49A*	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.25% Senior Notes due December 28, 2029.
10.50
Guaranty Agreement, dated as of December 28, 2021, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed January 3, 2022).

21*	List of Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

Number	Exhibit Description
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97*	Green Brick Partners, Inc. Executive Officer Clawback Policy
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2024.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Richard A. Costello

/s/ Elizabeth K. Blake	Director	February 29, 2024
Elizabeth K. Blake

/s/ Harry Brandler	Director	February 29, 2024
Harry Brandler

/s/ David Einhorn	Chairman of the Board	February 29, 2024
David Einhorn

/s/ Lila Manassa Murphy	Director	February 29, 2024
Lila Manassa Murphy

/s/ Kathleen Olsen	Director	February 29, 2024
Kathleen Olsen

/s/ Richard S. Press	Director	February 29, 2024
Richard S. Press