Form 10-Q
period 2024-03-31
Green Brick Partners, Inc.
filed 2024-05-01
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

The number of shares of the Registrant's common stock outstanding as of April 26, 2024 was 44,930,656.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$185,897	$179,756
Restricted cash	24,611	19,703
Receivables	8,630	10,632
Inventory	1,655,494	1,533,223
Investments in unconsolidated entities	34,701	84,654
Right-of-use assets - operating leases	6,997	7,255
Property and equipment, net	6,826	7,054
Earnest money deposits	16,464	16,619
Deferred income tax assets, net	15,306	15,306
Intangible assets, net	345	367
Goodwill	680	680
Other assets	20,623	27,583
Total assets	$1,976,574	$1,902,832
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$53,330	$54,321
Accrued expenses	114,218	96,457
Customer and builder deposits	54,120	43,148
Lease liabilities - operating leases	7,873	7,898
Borrowings on lines of credit, net	(2,260)	(2,328)
Senior unsecured notes, net	311,303	336,207
Notes payable	113	12,981
Total liabilities	538,697	548,684
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	38,186	36,135
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 45,096,392 issued and 45,025,151 outstanding as of March 31, 2024 and 45,005,175 issued and outstanding as of December 31, 2023, respectively	451	450
Treasury stock, at cost: 71,241 shares as of March 31, 2024 and none as of December 31, 2023	(3,758)	—
Additional paid-in capital	259,412	255,614
Retained earnings	1,079,619	997,037
Total Green Brick Partners, Inc. stockholders’ equity	1,383,327	1,300,704
Noncontrolling interests	16,364	17,309
Total equity	1,399,691	1,318,013
Total liabilities and equity	$1,976,574	$1,902,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Residential units revenue	$443,284	$450,362
Land and lots revenue	4,054	1,699
Total revenues	447,338	452,061
Cost of residential units	295,313	326,124
Cost of land and lots	3,768	1,331
Total cost of revenues	299,081	327,455
Total gross profit	148,257	124,606
Selling, general and administrative expenses	(50,570)	(45,945)
Equity in income of unconsolidated entities	2,592	4,221
Other income, net	15,354	4,290
Income before income taxes	115,633	87,172
Income tax expense	24,842	19,031
Net income	90,791	68,141
Less: Net income attributable to noncontrolling interests	7,490	3,961
Net income attributable to Green Brick Partners, Inc.	$83,301	$64,180

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.84	$1.38
Diluted	$1.82	$1.37
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	44,942	45,945
Diluted	45,430	46,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)
For the three months ended March 31, 2024 and 2023:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	136,777	1	—	—	—	—	5,846	—	5,847	—	5,847
Withholdings from vesting of restricted stock awards	(45,560)	—	—	—	—	—	(2,161)	—	(2,161)	—	(2,161)
Amortization of deferred share-based compensation	—	—	—	—	—	—	513	—	513	—	513
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(71,241)	(3,758)	—	—	(3,758)	—	(3,758)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(400)	—	(400)	—	(400)
Distributions	—	—	—	—	—	—	—	—	—	(6,785)	(6,785)
Net income	—	—	—	—	—	—	—	83,301	83,301	5,840	89,141
Balance at March 31, 2024	45,096,392	$451	2,000	$47,603	(71,241)	$(3,758)	$259,412	$1,079,619	$1,383,327	$16,364	$1,399,691

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	238,357	3					5,230		5,233		5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)	—	—	—	—	(1,975)	—	(1,976)	—	(1,976)
Amortization of deferred share-based compensation	—	—	—	—	—	—	567	—	567	—	567
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(467,875)	(15,351)	—	—	(15,351)	—	(15,351)
Change in fair value of redeemable noncontrolling interest	—	—	—	—		—	313	—	313	—	313
Distributions	—	—	—	—	—	—	—	—	—	(11,056)	(11,056)
Net income	—	—	—	—	—	—	—	64,180	64,180	2,596	66,776
Balance at March 31, 2023	46,211,430	$462	2,000	$47,696	(467,875)	$(15,351)	$263,545	$817,802	$1,114,154	$12,448	$1,126,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$90,791	$68,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,126	754
Loss (gain) on disposal of property and equipment, net	66	(146)
Share-based compensation expense	6,365	5,499
Equity in income of unconsolidated entities	(2,592)	(4,221)
Allowances for option deposits and pre-acquisition costs	5	10
Distributions of income from unconsolidated entities	998	2,906
Gain on sale of investment in unconsolidated entity	(10,718)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	2,002	(1,968)
(Increase) decrease in inventory	(122,108)	49,987
Decrease in earnest money deposits	155	4,380
Decrease in other assets	7,188	2,960
(Decrease) increase in accounts payable	(991)	1,058
Increase in accrued expenses	17,758	17,512
Increase in customer and builder deposits	10,972	7,835
Net cash provided by operating activities	1,017	154,707
Cash flows from investing activities:
Investments in unconsolidated entities	(1,695)	(1,520)
Proceeds from sale of investment in unconsolidated entity	63,960	—
Purchase of property and equipment, net of disposals	(942)	(1,581)
Net cash provided by (used in) investing activities	61,323	(3,101)
Cash flows from financing activities:
Borrowings from lines of credit	—	22,000
Repayments of lines of credit	—	(42,000)
Repayments of senior unsecured notes	(25,000)	—
Repayments of notes payable	(12,868)	(16)
Payments of debt issuance costs	—	(72)
Payments of withholding tax on vesting of restricted stock awards	(2,161)	(1,975)
Share repurchases	(3,758)	(15,351)
Dividends paid	(719)	(719)
Distributions to noncontrolling interests	(6,785)	(11,056)
Net cash used in financing activities	(51,291)	(49,189)
Net increase in cash and cash equivalents and restricted cash	11,049	102,417
Cash and cash equivalents and restricted cash, beginning of period	199,459	93,270
Cash and cash equivalents and restricted cash, end of period	$210,508	$195,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or subsequent periods due to seasonal variations and other factors.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Green Brick Partners, Inc., its controlled subsidiaries, (together, the “Company”, “we”, or “Green Brick”) and variable interest entities (“VIEs”) in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its Consolidated Financial Statements and disclosures.

2. INVENTORY

A summary of our inventory is as follows (in thousands):

	March 31, 2024	December 31, 2023
Homes completed or under construction	$624,461	$559,488
Land and lots - developed and under development	1,012,584	921,241
Land held for future development(1)	14,946	48,991
Land held for sale	3,503	3,503
Total inventory	$1,655,494	$1,533,223

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of March 31, 2024, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. As of March 31, 2024, one selling community had an indicator of impairment. The Company estimated the remaining undiscounted cash flows for this community and determined its carrying value of $22.3 million does not exceed the community’s fair value. For the three months ended March 31, 2024 and 2023, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized, and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest capitalized at beginning of period	$24,126	$22,752
Interest incurred	3,451	3,743
Interest charged to cost of revenues	(2,684)	(3,648)
Interest capitalized at end of period	$24,893	$22,847

Capitalized interest as a percentage of inventory	1.5%	1.7%

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2024	December 31, 2023
GB Challenger, LLC	$—	$52,666
GBTM Sendera, LLC	20,773	19,866
EJB River Holdings, LLC	11,637	10,867
BHome Mortgage, LLC	1,503	1,255
Rainwater Crossing Single-Family, LLC	$788	$—
Total investment in unconsolidated entities	$34,701	$84,654
'

Sale of GB Challenger Ownership Interest
Effective February 1, 2024, the Company sold its ownership interest in GB Challenger, LLC (“Challenger”) to the entity that already held the controlling interest in Challenger for approximately $64.0 million in cash. A gain on this sale of $10.7 million is included in other income, net in the condensed consolidated statements of income.

Rainwater Crossing Single-Family, LLC Joint Venture
On February 15, 2024, a wholly owned subsidiary of the Company established a joint venture (“JV”), Rainwater Crossing Single-Family, LLC (“Rainwater Crossing”), with Rainwater Single Family S-CORP to develop a tract of land in Celina, Texas. Both parties hold a 50% ownership interest in Rainwater Crossing. The Company evaluated the JV agreements and determined that it has a variable interest in this entity, but the Company is not its primary beneficiary. Specifically, the Company determined that it does not direct the activities that most significantly impact the entity’s economic performance as key decisions are subject to the approval of a management committee where both members are equally represented. Therefore, the Company’s investment in Rainwater Crossing is treated as an unconsolidated investment under the equity method of accounting and is included in investments in unconsolidated entities in the Company’s condensed consolidated balance sheets.

As of March 31, 2024, the Company’s maximum exposure to loss as a result from its involvement with Rainwater Crossing was approximately $20.6 million, representing its $0.8 million investment and the Company’s remaining commitment to contribute to the joint venture $15.0 million in quarterly payments through March 31, 2029 and $4.8 million upon the joint venture’s initial land contribution. The Company will also fund the development costs related to this project.

A summary of the unaudited condensed financial information of the five unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Cash	$7,752	$23,549
Accounts receivable	375	4,207
Bonds and notes receivable	19,487	2,838
Loans held for sale, at fair value	10,106	7,452
Inventory	65,036	182,550
Other assets	574	6,425
Total assets	$103,330	$227,021
Liabilities:
Accounts payable	$3,157	$7,151
Accrued expenses and other liabilities	2,994	10,265
Notes payable	32,058	49,701
Total liabilities	$38,209	$67,117
Owners’ equity:
Green Brick	$33,001	$80,968
Others	32,120	78,936
Total owners’ equity	$65,121	$159,904
Total liabilities and owners’ equity	$103,330	$227,021

	Three Months Ended March 31,
	2024	2023
Revenues	$29,739	$58,323
Costs and expenses	24,507	49,726
Net earnings of unconsolidated entities	$5,232	$8,597
Company’s share in net earnings of unconsolidated entities	$2,592	$4,221

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
GB Challenger, LLC(1)	$929	$3,025
BHome Mortgage, LLC	893	693
EJB River Holdings, LLC	770	503
Total net earnings from unconsolidated entities	$2,592	$4,221

(1)Effective February 1, 2024, the Company sold its ownership interest in GB Challenger, LLC for approximately $64.0 million in cash.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate development reserve to complete(1)	$28,328	$26,063
Warranty reserve	25,116	23,474
Federal income tax payable	17,402	—
Accrued compensation	8,841	14,960
Accrued property tax payable	6,797	5,003
Other accrued expenses	27,734	26,957
Total accrued expenses	$114,218	$96,457

(1)The Company’s real estate development reserve to complete consists of estimated future costs to complete the development of its communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty accrual, beginning of period	$23,474	$17,945
Warranties issued	2,753	2,045
Changes in liability for existing warranties	198	633
Payments made	(1,309)	(1,091)
Warranty accrual, end of period	$25,116	$19,532

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	—
Debt issuance costs, net of amortization	(2,260)	(2,328)
Total borrowings on lines of credit, net	$(2,260)	$(2,328)

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment of $35.0 million. The Secured Revolving Credit Facility matures on May 1, 2025 and it carries a minimum interest rate of 3.15%. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

As of March 31, 2024, there were no letters of credit outstanding and a net available commitment of $35.0 million.

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

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	100,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,197)	(1,293)
Total senior unsecured notes, net	$311,303	$336,207

The Senior Unsecured Notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. Optional prepayment of each of the Notes is allowed with a payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

2026 Notes
Principal on the 2026 Notes is required to be paid in increments of $12.5 million on August 8, 2024, and $12.5 million on August 8, 2025. The final principal payment of $50.0 million is due on August 8, 2026.

2027 Notes
The aggregate principal amount of the 2027 Notes is due on August 26, 2027.

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2025, 2026, 2027, and 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2024.

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

On March 23, 2023, the Company and the minority partner amended the operating agreement of GRBK GHO to change the start of the put and purchase options from April 2024 to April 2027. Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for details on the put/call structure of this agreement.
The following table shows the changes in redeemable noncontrolling interest in equity of the consolidated subsidiary during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$36,135	$29,239
Net income attributable to redeemable noncontrolling interest partner	1,651	1,365
Change in fair value of redeemable noncontrolling interest	400	(313)
Redeemable noncontrolling interest, end of period	$38,186	$30,291

7. STOCKHOLDERS’ EQUITY

2022 Share Repurchase Plan
During the three months ended March 31, 2024, the Company completed discrete open market repurchases under the 2022 Repurchase Plan of 65,800 shares for approximately $3.4 million, excluding excise tax. As of March 31, 2024, the Company has repurchased the full $100.0 million that had been authorized under the 2022 Repurchase Plan. The repurchased shares will be retired.

2023 Share Repurchase Plan
On April 27, 2023, the Board approved a new stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified, completed, or terminated by the Board at any time in its sole discretion. During the three months ended March 31, 2024, the Company completed open market repurchases under the 2023 Share Repurchase Plan of 5,441 shares for approximately $0.3 million, excluding excise tax.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at March 31, 2024 and December 31, 2023.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million for each of the three months ended March 31, 2024 and 2023, respectively.

On April 25, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on June 15, 2024 to stockholders of record as of June 1, 2024.

8. SHARE-BASED COMPENSATION

The Company’s stock compensation plan, the 2014 Omnibus Equity Incentive Plan, is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (RSUs), stock options and other stock based awards.

Share-Based Award Activity
During the three months ended March 31, 2024, the Company granted SAs to executive officers, RSAs to non-employee members of the Board, and PRSUs to employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 41,679 shares of common stock from executive officers at a total cost of $2.2 million, to satisfy statutory minimum tax requirements upon grant of the SAs.

A summary of share-based awards activity during the three months ended March 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2023	92	$33.56
Granted	171	$51.73
Vested	(147)	$44.72
Forfeited	(1)	$32.97
Unvested, March 31, 2024	115	$43.91

Stock Options
A summary of stock options activity during the three months ended March 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, December 31, 2023	500	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, March 31, 2024	500	$7.49	0.57	$26,370
Options exercisable, March 31, 2024	500	$7.49	0.57	$26,370

Share-Based Compensation Expense
Share-based compensation expense was $6.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $3.9 million which is expected to be recognized over a weighted-average period of 1.8 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$315,237	$4,054	$344,464	$1,699
Southeast	128,047	—	105,898	—
Total revenues	$443,284	$4,054	$450,362	$1,699

Type of Customer
Homebuyers	$443,284	$—	$450,362	$—
Homebuilders and Multi-family Developers	—	4,054	—	1,699
Total revenues	$443,284	$4,054	$450,362	$1,699

Product Type
Residential units	$443,284	$—	$450,362	$—
Land and lots	—	4,054	—	1,699
Total revenues	$443,284	$4,054	$450,362	$1,699

Timing of Revenue Recognition
Transferred at a point in time	$443,094	$4,054	$449,430	$1,699
Transferred over time(1)	190	—	932	—
Total revenues	$443,284	$4,054	$450,362	$1,699

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Customer and builder deposits	$54,120	$43,148
The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Type of Customer
Homebuyers	$16,610	$12,653
Homebuilders and Multi-Family Developers	—	—
Total deposits recognized as revenue	$16,610	$12,653

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $7.2 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in the remainder of 2024.

The timing of lot takedowns is contingent upon a number of factors, including customer and business needs, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

Our contracts with homebuyers have a duration of less than one year. As such, the Company uses the practical expedient as allowed under ASC 606, Revenue from Contracts with Customers, and therefore has not disclosed the transaction price allocated to remaining performance obligations as of the end of the reporting period.

10. SEGMENT INFORMATION
Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to the Company’s reportable segments is as follows.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues: (1)
Builder operations
Central	$315,347	$344,464
Southeast	128,047	105,898
Total builder operations	443,394	450,362
Land development	3,944	1,699
Total revenues	$447,338	$452,061

Gross profit:
Builder operations
Central	$109,666	$102,405
Southeast	48,091	33,329
Total builder operations	157,757	135,734
Land development	305	688
Corporate, other and unallocated (2)	(9,805)	(11,816)
Total gross profit	$148,257	$124,606

Income before income taxes:
Builder operations
Central	$75,521	$68,017
Southeast	34,794	22,271
Total builder operations	110,315	90,288
Land development	473	775
Corporate, other and unallocated (3)	4,845	(3,891)
Income before income taxes	$115,633	$87,172

	March 31, 2024	December 31, 2023
Inventory:
Builder operations
Central	$646,044	$645,987
Southeast	335,256	314,087
Total builder operations	981,300	960,074
Land development	628,205	529,711
Corporate, other and unallocated (4)	45,989	43,438
Total inventory	$1,655,494	$1,533,223

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. For the three months ended March 31, 2024, Builders had revenues from land or lot closings of $0.1 million and no revenues from land or lot closings for the three months ended March 31, 2023.
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

11. INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2024 and 2023 was $24.8 million and $19.0 million, respectively. The effective tax rate was 21.5% for the three months ended March 31, 2024, compared to 21.8% in the comparable prior year period. The change in the effective tax rate for the three months ended March 31, 2024 relates primarily to lower state tax expense and an improved rate benefit in the Energy Efficient Homes Tax credit as compared to pre-tax book income.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Green Brick Partners, Inc.	$83,301	$64,180
Cumulative preferred stock dividends	(719)	(719)
Net income applicable to common stockholders	$82,582	$63,461

Weighted-average number of common shares outstanding - basic	44,942	45,945
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.84	$1.38

Weighted-average number of common shares outstanding - basic	44,942	45,945
Dilutive effect of stock options and restricted stock awards	488	406
Weighted-average number of common shares outstanding - diluted	45,430	46,351
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.82	$1.37
The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2024	2023
Antidilutive options to purchase common stock and restricted stock awards	(9)	(67)

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2024 and December 31, 2023 was $296.0 million and $322.5 million, respectively. The aggregate principal balance of the senior unsecured notes was $312.5 million and $337.5 million as of March 31, 2024 and December 31, 2023, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2024 and 2023.

14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During each of the three months ended March 31, 2024 and 2023, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2024, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2024 and 2023, GRBK GHO incurred de minimis fees related to title closing services. As of March 31, 2024, and December 31, 2023, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2024 and December 31, 2023, letters of credit and performance bonds outstanding were $9.3 million and $13.5 million. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.

Operating lease cost of $0.4 million for each of the three months ended March 31, 2024 and 2023 is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 6.4 years and 7.3%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2024 are presented below (in thousands):

Remainder of 2024	$1,063
2025	1,618
2026	1,533
2027	1,501
2028	1,462
Thereafter	2,825
Total future lease payments	$10,002
Less: Interest	2,129
Present value of lease liabilities	$7,873

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million for each of the three months ended March 31, 2024 and 2023 is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits, including expansion into new markets; (c) our land and lot acquisition and development strategies and their expected impact on our results; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) our strategies to utilize leverage to invest in our business; (f) our target debt to total capitalization ratio and the benefits of the same; (g) our expectations regarding future cash needs and access to additional growth capital; (h) seasonal factors and the impact of seasonality in future quarters; (i) the use of proceeds from the sale of our interest in Challenger and (j) beliefs regarding the impact of legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of qualified labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2023, are provided below:

Three Months Ended March 31, 2024
Home deliveries	Increased by 7.9%
Home closings revenue	Decreased by 1.4%
Average sales price of homes delivered	Decreased by 8.6%
Net new home orders	Increased by 0.4%
Homebuilding gross margin percentage	Increased by 580 bps

During the first quarter of 2024, our strong operating results continued to be driven by our superior infill and infill-adjacent locations in high-growth markets, our reduced cycle times, and the strong demand for new homes in our markets. Our average active selling communities increased 17.5% while the average sales price of homes delivered decreased 8.6%, primarily as a result of closing out infill communities and opening new communities in surrounding infill-adjacent areas, with homebuilding gross margins improving from 27.6% to 33.4%.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	%
Home closings revenue	$443,094	$449,430	$(6,336)	(1.4)%
Mechanic’s lien contracts revenue	190	932	(742)	(79.6)%
Residential units revenue	$443,284	$450,362	$(7,078)	(1.6)%
New homes delivered	821	761	60	7.9%
Average sales price of homes delivered	$539.7	$590.6	$(50.9)	(8.6)%

The $7.1 million or 1.6% decrease in residential units revenue was primarily driven by an 8.6% decrease in the average sales price of homes delivered offset by a 7.9% increase in new homes delivered for the three months ended March 31, 2024. The increase in new homes delivered was primarily driven by increased levels of finished and finishing spec home inventory entering the quarter. The 8.6% decrease in the average sales price of homes delivered for the three months ended March 31, 2024 was a result of closing out infill communities and opening new communities in surrounding infill-adjacent areas.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	%
Net new home orders	1,071	1,067	4	0.4%
Revenue from net new home orders	$613,384	$630,928	$(17,544)	(2.8)%
Average selling price of net new home orders	$572.7	$591.3	$(18.6)	(3.1)%
Cancellation rate	4.1%	6.2%	(2.1)%	(33.9)%
Absorption rate per average active selling community per quarter	11.4	13.3	(1.9)	(14.3)%
Average active selling communities	94	80	14	17.5%
Active selling communities at end of period	98	79	19	24.1%
Backlog	$725,489	$550,593	$174,896	31.8%
Backlog units	1,020	843	177	21.0%
Average sales price of backlog	$711.3	$653.1	$58.2	8.9%

Net new home orders remained flat year over year at 1,071, the second highest quarterly sales orders in company history. Our absorption rate per average active selling community remained robust at 11.4 per quarter (3.8 per month) despite higher interest rates. Moreover, our net new home orders increased 57.7% sequentially from Q4 2023 due to a 7.7% increase in our active selling communities and strong demand within our markets. The 2.8% decrease in revenue from net new home orders is primarily attributable to a higher mix of sales from newer, in-fill adjacent communities and fewer sales from closed-out, infill communities.

Backlog refers to homes under sales contracts that have not yet closed at the end of the relevant period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the relevant period. Sales contracts may be canceled prior to closing for a number of reasons, including the inability of the homebuyer to obtain suitable mortgage financing. Accordingly, backlog may not be indicative of our future revenue.

Backlog increased by 31.8% year-over-year, with a 21.0% increase in backlog units and 8.9% increase in the average price of backlog units. As of March 31, 2024, backlog increased 30.7% compared to December 31, 2023. Moreover, our spec units under construction as a percentage of total units under construction decreased from 69.8% as of December 31, 2023 to 60.5% as of March 31, 2024, and compared to 59.2% as of March 31, 2023.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 4.1% for the three months ended March 31, 2024, compared to 6.2% for the three months ended March 31, 2023.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Home closings revenue	$443,094	100.0%	$449,430	100.0%
Cost of homebuilding units	295,177	66.6%	325,515	72.4%
Homebuilding gross margin	$147,917	33.4%	$123,915	27.6%

Mechanic’s lien contracts revenue	$190	100.0%	$932	100.0%
Cost of mechanic’s lien contracts	136	71.6%	609	65.3%
Mechanic’s lien contracts gross margin	$54	28.4%	$323	34.7%

Residential units revenue	$443,284	100.0%	$450,362	100.0%
Cost of residential units	295,313	66.6%	326,124	72.4%
Residential units gross margin	$147,971	33.4%	$124,238	27.6%

Residential units revenue decreased by $7.1 million or 1.6% for the three months ended March 31, 2024 mainly due to a reduction of the average sales price of homes delivered partially offset by an increase in homes delivered. Cost of residential units for the three months ended March 31, 2024 decreased by $30.8 million, or 9.4%, compared to the same period in the previous year due to a combination of lower direct construction costs and lower lot costs associated with the higher mix of deliveries from infill-adjacent communities.

Residential units gross margin for the three months ended March 31, 2024 was 33.4%, compared to 27.6% for the three months ended March 31, 2023. The increase in residential units gross margin is attributable to product mix and limited competition in our infill and infill-adjacent community sites.

Lots Revenue
The table below represents lots revenue and lots closed (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	%
Lots revenue	$4,054	$1,699	$2,355	138.6%
Lots closed	63	18	45	250.0%
Average sales price of lots closed	$64.3	$94.4	$(30.1)	(31.9)%

From time to time we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue increased by $2.4 million or 138.6% during the three months ended March 31, 2024, driven by a 250.0% increase in the number of lots closed partially offset by a 31.9% decrease in the average lot price.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2024	2023	2024	2023
Builder operations	$49,203	$47,243
Corporate, other and unallocated (income) expense	1,302	(1,407)
Net builder operations	50,505	45,836	11.4%	10.2%
Land development	65	109	1.6%	6.4%
Total selling, general and administrative expenses	$50,570	$45,945	11.3%	10.2%

Selling, general and administrative expenses as a percentage of revenue increased by 1.1% for the three months ended March 31, 2024 mainly due to an increase in incentive compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 10.2% in the three months ended March 31, 2023 to 11.4% in the three months ended March 31, 2024 due to an increase in incentive compensation. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended March 31, 2024 were $1.3 million, compared to income of $1.4 million for the three months ended March 31, 2023. The increase was driven by higher incentive compensation expense during the three months ended March 31, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $2.6 million, or 38.6%, for the three months ended March 31, 2024, compared to $4.2 million for the three months ended March 31, 2023. The decrease is mainly due to the sale of our ownership interest in GB Challenger during the three months ended March 31, 2024, wherein, we recognized only one month of net earnings from this investment compared to three months in the prior year. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $15.4 million for the three months ended March 31, 2024, compared to $4.3 million for the three months ended March 31, 2023. The increase was primarily due to a $10.7 million gain in the sale of our investment in GB Challenger.

Income Tax Expense
Income tax expense was $24.8 million for the three months ended March 31, 2024 compared to $19.0 million for the three months ended March 31, 2023. The increase was substantially due to higher taxable income.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2024 and December 31, 2023. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	March 31, 2024			December 31, 2023
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	3,408	952	4,360	4,014	964	4,978
Lots in communities under development	17,192	1,252	18,444	9,122	1,335	10,457
Land held for future development(1)	3,800	—	3,800	8,366	—	8,366
Total lots owned	24,400	2,204	26,604	21,502	2,299	23,801

Lots controlled
Lots under third party option contracts	1,183	—	1,183	1,169	—	1,169
Land under option for future acquisition and development	110	430	540	1,710	460	2,170
Lots under option through unconsolidated development joint ventures	2,157	302	2,459	1,210	331	1,541
Total lots controlled	3,450	732	4,182	4,089	791	4,880
Total lots owned and controlled (2)	27,850	2,936	30,786	25,591	3,090	28,681
Percentage of lots owned	87.6%	75.1%	86.4%	84.0%	74.4%	83.0%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Total lots owned(1)	26,604	23,801
Land under option for future acquisition and development	540	2,170
Lots under option through unconsolidated development joint ventures	2,459	1,541
Total lots self-developed	29,603	27,512
Self-developed lots as a percentage of total lots owned and controlled(1)	96.2%	95.9%

(1) Total lots owned includes finished lot purchases, which were less than 2.4% of total lots self-developed as of March 31, 2024.

Liquidity and Capital Resources Overview
As of March 31, 2024 and December 31, 2023, we had $185.9 million and $179.8 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2024 were home construction, land purchases, land development, repayments of debt, operating expenses, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Effective February 1, 2024, we sold our ownership interest in GB Challenger, LLC (“Challenger”) to the entity that already held the controlling interest in Challenger for approximately $64.0 million in cash. We intend to use the proceeds from the transaction for investment in and expansion of opportunities with those builders in which we hold a controlling or one-hundred percent (100%) ownership interest, particularly including the growth and expansion of our Trophy Signature Homes brand into the Austin and Houston markets and other potential new markets.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 18.3% as of March 31, 2024.

Additionally, as of March 31, 2024, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 8.2%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of up to approximately 30%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of March 31, 2024 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$309,156	$(185,897)	$123,259
Total Green Brick Partners, Inc. stockholders’ equity	1,383,327	—	1,383,327
Total capitalization	$1,692,483	$(185,897)	$1,506,586

Debt to total capitalization ratio	18.3%
Net debt to total capitalization ratio			8.2%

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and provided by borrowings during the three months ended March 31, 2024.

Cash Flows
The following summarizes our primary sources and uses of cash during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

•Operating activities. Net cash provided by operating activities for the three months ended March 31, 2024 was $1.0 million, compared to $154.7 million during the three months ended March 31, 2023. The net cash inflows for the three months ended March 31, 2024 were primarily driven by cash generated from business operations of $86.0 million and deferral of expense payments through a $17.8 million increase in accrued expenses, offset primarily by a $124.8 million increase in inventory.

•Investing activities. Net cash provided by investing activities for the three months ended March 31, 2024 was $61.3 million, compared to net cash used of $3.1 million for the three months ended March 31, 2023. The cash inflows for the three months ended March 31, 2024 were primarily from proceeds of $64.0 million from the sale of our interest in GB Challenger in February 2024, partially offset by $1.7 million used in other investments in unconsolidated entities.

•Financing activities. Net cash used by financing activities for the three months ended March 31, 2024 was $51.3 million, compared to $49.2 million during the three months ended March 31, 2023. The cash outflows were primarily related to repayments of senior unsecured notes of $25.0 million and notes payable of $12.9 million.

Debt Instruments
Secured Revolving Credit Facility – As of March 31, 2024 and December 31, 2023, we had no amounts outstanding under our $350.0 million Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. As amended, this credit agreement matures on May 1, 2025 and carries a minimum interest rate of 3.15%.

Unsecured Revolving Credit Facility – As of March 31, 2024 and December 31, 2023, we had no amounts outstanding under our Unsecured Revolving Credit Facility. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As amended, $300.0 million of the commitments under the credit facility mature on December 14, 2026, with the remaining $25.0 million of the commitments expiring December 14, 2025.

Senior Unsecured Notes - As of March 31, 2024, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $311.3 million as of March 31, 2024 compared to $336.2 million as of December 31, 2023, net of issuance costs.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”) of which $100.0 million is outstanding as of March 31, 2024. Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2025, 2026, 2027, and 2028.
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

On January 30, 2024, we entered into a First Amendment to each of our outstanding note purchase agreements to revise certain financial covenants in order to appropriately reflect our size and growth and to align each note purchase agreement with our recently amended credit agreement. All other material terms of the note purchase agreements remain unchanged.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2024. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of March 31, 2024, our interest coverage on a last 12 months’ basis was 28.63 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $862.9 million. As of March 31, 2024, our Consolidated Tangible Net Worth was $1,382.3 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of March 31, 2024, we had a rolling average ratio of 20.0%.

As of March 31, 2024, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity
As of March 31, 2024 and December 31, 2023, was had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on our Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends payable quarterly in arrears. During the three months ended March 31, 2024 and 2023, we paid dividends of $0.7 million on our Series A Preferred Stock. On April 25, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on our Series A Preferred Stock. The dividend is payable on June 15, 2024 to stockholders of record as of June 1, 2024.

Registration Statements
In September 2023, we filed with the SEC an automatic shelf registration statement on Form S-3 which enables us to issue shares of common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement. We have not issued any securities under this registration statement through the date of this filing.

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

As of March 31, 2024, we had earnest money deposits of $12.8 million at risk associated with contracts to purchase 2,084 lots past feasibility studies with an aggregate purchase price of approximately $146.1 million.

Seasonality
The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings, interest rates and other market factors. Since it typically takes five to nine months to construct a new home, we normally deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries typically occur during the second half of the year.

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements
See Note 1 in the Notes to the Condensed Consolidated Financial Statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2024	32,913	$49.57	32,913	$101,770,000
February 1 - February 29, 2024	—	—	—	101,770,000
March 1 - March 31, 2024	38,328	54.52	38,328	99,682,000
Total	71,241	52.23	71,241

(1)    On April 27, 2022, the Board authorized a $100.0 million stock repurchase program (the “2022 Repurchase Plan”). On April 27, 2023, the Board approved a stock repurchase program authorizing us to repurchase, from time to time, up to an additional $100.0 million of our outstanding common stock (the “2023 Repurchase Plan”). The 2023 Repurchase Plan has no expiration and will continue until otherwise modified, completed, or terminated by the Board at any time in its sole discretion. There were no other repurchase plans as of March 31, 2024. Repurchases through March 15, 2024 were executed pursuant to the 2022 Repurchase Plan, which was fully utilized as of that date. Repurchases of approximately $0.3 million subsequent to March 15, 2024, were executed pursuant to the 2023 Repurchase Plan. As of March 31, 2024, the remaining dollar value of shares that may yet be purchased under the 2023 Repurchase Plan was approximately $99.7 million, excluding excise tax.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:    May 1, 2024