Form 10-Q
period 2024-06-30
Green Brick Partners, Inc.
filed 2024-07-31
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of the Registrant’s common stock outstanding as of July 25, 2024 was 44,496,772.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$133,294	$179,756
Restricted cash	24,882	19,703
Receivables	14,703	10,632
Inventory	1,792,056	1,533,223
Investments in unconsolidated entities	36,557	84,654
Right-of-use assets - operating leases	7,825	7,255
Property and equipment, net	6,975	7,054
Earnest money deposits	14,529	16,619
Deferred income tax assets, net	15,306	15,306
Intangible assets, net	324	367
Goodwill	680	680
Other assets	17,271	27,583
Total assets	$2,064,402	$1,902,832
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$67,978	$54,321
Accrued expenses	126,144	96,457
Customer and builder deposits	49,316	43,148
Lease liabilities - operating leases	8,756	7,898
Borrowings on lines of credit, net	(1,921)	(2,328)
Senior unsecured notes, net	311,398	336,207
Notes payable	95	12,981
Total liabilities	561,766	548,684
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	38,883	36,135
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 44,897,775 issued and 44,594,451 outstanding as of June 30, 2024 and 45,005,175 issued and outstanding as of December 31, 2023, respectively	449	450
Treasury stock, at cost: 303,324 shares as of June 30, 2024 and none as of December 31, 2023	(17,192)	—
Additional paid-in capital	246,863	255,614
Retained earnings	1,161,512	997,037
Total Green Brick Partners, Inc. stockholders’ equity	1,439,235	1,300,704
Noncontrolling interests	24,518	17,309
Total equity	1,463,753	1,318,013
Total liabilities and equity	$2,064,402	$1,902,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential units revenue	$547,138	$454,445	$990,422	$904,807
Land and lots revenue	13,493	1,844	17,547	3,543
Total revenues	560,631	456,289	1,007,969	908,350
Cost of residential units	358,183	312,030	653,496	638,154
Cost of land and lots	12,782	1,324	16,550	2,655
Total cost of revenues	370,965	313,354	670,046	640,809
Total gross profit	189,666	142,935	337,923	267,541
Selling, general and administrative expenses	(57,602)	(49,229)	(108,172)	(95,174)
Equity in income of unconsolidated entities	1,186	5,699	3,778	9,920
Other income, net	5,927	4,807	21,281	9,097
Income before income taxes	139,177	104,212	254,810	191,384
Income tax expense	23,896	23,148	48,738	42,179
Net income	115,281	81,064	206,072	149,205
Less: Net income attributable to noncontrolling interests	9,923	5,794	17,413	9,755
Net income attributable to Green Brick Partners, Inc.	$105,358	$75,270	$188,659	$139,450

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$2.34	$1.64	$4.18	$3.02
Diluted	$2.32	$1.63	$4.14	$3.00
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	44,760	45,371	44,826	45,656
Diluted	45,154	45,755	45,277	46,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended June 30, 2024 and 2023:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	45,096,392	$451	2,000	$47,603	(71,241)	$(3,758)	$259,412	$1,079,619	$1,383,327	$16,364	$1,399,691
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	500,000	5	—	—	—	—	(5)	—	—	—	—
Withholdings from share-based compensation awards	(238,961)	(2)	—	—	—	—	(9,111)	—	(9,113)	—	(9,113)
Amortization of deferred share-based compensation	—	—	—	—	—	—	779	—	779	—	779
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(691,739)	(38,832)	—	—	(38,832)	—	(38,832)
Treasury stock retirement	(459,656)	(5)	—	—	459,656	25,398	(2,647)	(22,746)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,565)	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	—	—	105,358	105,358	8,154	113,512
Balance at June 30, 2024	44,897,775	$449	2,000	$47,603	(303,324)	$(17,192)	$246,863	$1,161,512	$1,439,235	$24,518	$1,463,753

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	46,211,430	$462	2,000	$47,696	467,875	$(15,351)	$263,545	$817,802	$1,114,154	$12,448	$1,126,602
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	(29,161)	—	—	—	—	—	—	—	—	—	$—
Amortization of deferred share-based compensation	—	—	—	—	—	—	462	—	462	—	$462
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	335,716	(12,640)	—	—	(12,640)	—	(12,640)
Treasury stock retirement	(803,591)	(8)	—	—	(803,591)	27,991	(4,592)	(23,391)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,450)	—	(2,450)	—	(2,450)
Net income	—	—	—	—	—	—	—	75,270	75,270	3,700	78,970
Balance at June 30, 2023	45,378,678	$454	2,000	$47,696	—	$—	$256,965	$868,962	$1,174,077	$16,148	$1,190,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)
For the six months ended June 30, 2024 and 2023:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	636,777	6	—	—	—	—	5,843	—	5,849	—	5,849
Withholdings from share-based compensation awards	(284,521)	(2)	—	—	—	—	(11,274)	—	(11,276)	—	(11,276)
Amortization of deferred share-based compensation	—	—	—	—	—	—	1,292	—	1,292	—	1,292
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases		—	—	—	(762,980)	(42,590)	—	—	(42,590)	—	(42,590)
Treasury stock retirement	(459,656)	(5)	—	—	459,656	25,398	(2,647)	(22,746)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Distributions	—	—	—	—	—	—	—	—	—	(6,785)	(6,785)
Net income	—	—	—	—	—	—	—	188,659	188,659	13,994	202,653
Balance at June 30, 2024	44,897,775	$449	2,000	$47,603	(303,324)	$(17,192)	$246,863	$1,161,512	$1,439,235	$24,518	$1,463,753

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under 2014 Omnibus Equity Incentive Plan, net of forfeitures	209,196	3	—	—	—	—	5,230	—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)	—	—	—	—	(1,975)	—	(1,976)	—	(1,976)
Amortization of deferred share-based compensation	—	—	—	—	—	—	1,029	—	1,029	—	1,029
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases	—	—	—	—	803,591	(27,991)	—	—	(27,991)	—	(27,991)
Treasury stock retirement	(803,591)	(8)	—	—	(803,591)	27,991	(4,592)	(23,391)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,137)	—	(2,137)	—	(2,137)
Distributions	—	—	—	—	—	—	—	—	—	(11,056)	(11,056)
Net income	—	—	—	—	—	—	—	139,450	139,450	6,296	145,746
Balance at June 30, 2023	45,378,678	$454	2,000	$47,696	—	$—	$256,965	$868,962	$1,174,077	$16,148	$1,190,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$206,072	$149,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,375	1,584
Loss (gain) on disposal of property and equipment, net	71	(146)
Share-based compensation expense	7,144	5,966
Equity in income of unconsolidated entities	(3,778)	(9,920)
Allowances for option deposits and pre-acquisition costs	12	47
Gain on sale of investment in unconsolidated entity	(10,718)	—
Distributions of income from unconsolidated entities	2,121	7,324
Changes in operating assets and liabilities:
Increase in receivables	(4,071)	(1,769)
(Increase) decrease in inventory	(258,236)	18,938
Decrease in earnest money deposits	2,090	7,773
Decrease in other assets	10,589	888
Increase in accounts payable	13,657	5,660
Increase in accrued expenses	29,683	10,479
Increase in customer and builder deposits	6,168	14,139
Net cash provided by operating activities	3,179	210,168
Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated entity	63,960	—
Investments in unconsolidated entities	(3,488)	(4,980)
Purchase of property and equipment, net of disposals	(2,324)	(2,852)
Net cash provided by (used in) investing activities	58,148	(7,832)
Cash flows from financing activities:
Borrowings from lines of credit	—	22,000
Repayments of lines of credit	—	(42,000)
Repayments of senior unsecured notes	(25,000)	—
Proceeds from notes payable	—	63
Repayments of notes payable	(12,884)	(95)
Payments of debt issuance costs	—	(72)
Payments of withholding tax on vesting of restricted stock awards	(11,276)	(1,975)
Repurchases of common stock	(42,590)	(27,991)
Dividends paid	(1,438)	(1,438)
Distributions to redeemable noncontrolling interest	(2,637)	(1,840)
Distributions to noncontrolling interests	(6,785)	(11,056)
Net cash used in financing activities	(102,610)	(64,404)
Net (decrease) increase in cash and cash equivalents and restricted cash	(41,283)	137,932
Cash and cash equivalents and restricted cash, beginning of period	199,459	93,270
Cash and cash equivalents and restricted cash, end of period	$158,176	$231,202
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$27,716	$39,071

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or subsequent periods due to seasonal variations and other factors.

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

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standard Updates (“ASUs”) to the FASB ASC. We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2024	December 31, 2023
Homes completed or under construction	$646,153	$559,488
Land and lots - developed and under development	1,123,602	921,241
Land held for future development(1)	14,946	48,991
Land held for sale	7,355	3,503
Total inventory	$1,792,056	$1,533,223

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of June 30, 2024, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. As of June 30, 2024, one selling community had an indicator of impairment. The Company estimated the remaining undiscounted cash flows for this community and determined its carrying value of $20.9 million does not exceed the community’s fair value. For the three and six months ended June 30, 2024 and 2023, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest capitalized at beginning of period	$24,893	$22,847	$24,126	$22,752
Interest incurred	3,472	3,624	6,923	7,367
Interest charged to cost of revenues	(3,131)	(3,872)	(5,815)	(7,520)
Interest capitalized at end of period	$25,234	$22,599	$25,234	$22,599

Capitalized interest as a percentage of inventory	1.4%	1.6%

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2024	December 31, 2023
GB Challenger, LLC(1)	$—	$52,666
GBTM Sendera, LLC	20,804	19,866
EJB River Holdings, LLC	12,156	10,867
Rainwater Crossing Single-Family, LLC	2,550	—
BHome Mortgage, LLC	1,047	1,255
Total investment in unconsolidated entities	$36,557	$84,654

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

As of June 30, 2024, the Company’s maximum exposure to loss as a result from its involvement with Rainwater Crossing was approximately $22.4 million, representing its $2.6 million investment and the Company’s remaining commitment to contribute to the joint venture $15.0 million in quarterly payments through March 31, 2029 and $4.8 million upon the joint venture’s initial land contribution. The Company will also fund the development costs related to this project.

A summary of the unaudited condensed financial information of the unconsolidated entities as of June 30, 2024 and December 31, 2023 that are accounted for by the equity method is as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Cash	$6,099	$23,549
Accounts receivable	561	4,207
Bonds and notes receivable	19,363	2,838
Loans held for sale, at fair value	7,328	7,452
Inventory	66,787	182,550
Other assets	570	6,425
Total assets	$100,708	$227,021
Liabilities:
Accounts payable	$3,653	$7,151
Accrued expenses and other liabilities	2,594	10,265
Notes payable	27,573	49,701
Total liabilities	33,820	67,117
Owners’ equity:
Green Brick	34,681	80,968
Others	32,207	78,936
Total owners’ equity	66,888	159,904
Total liabilities and owners’ equity	$100,708	$227,021

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,078	$74,747	$37,817	$133,070
Costs and expenses	5,680	63,420	30,187	113,146
Net earnings of unconsolidated entities	$2,398	$11,327	$7,630	$19,924
Company’s share in net earnings of unconsolidated entities	$1,186	$5,699	$3,778	$9,920

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GB Challenger, LLC(1)	$—	$4,487	$929	$7,512
EJB River Holdings, LLC	520	571	1,290	1,074
BHome Mortgage, LLC	666	641	1,559	1,334
Total net earnings from unconsolidated entities	$1,186	$5,699	$3,778	$9,920

(1)Effective February 1, 2024, the Company sold its ownership interest in GB Challenger, LLC for approximately $64.0 million in cash.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate development reserve to complete(1)	$30,698	$26,063
Warranty reserve	27,139	23,474
Federal income tax payable(2)	17,994	—
Accrued property tax payable	10,460	5,003
Accrued compensation	14,637	14,960
Other accrued expenses	25,216	26,957
Total accrued expenses	$126,144	$96,457

(1)The Company’s real estate development reserve to complete consists of estimated future costs to complete the development of its communities.
(2)On May 28, 2024, the Internal Revenue Service (IRS) announced tax relief for individuals and businesses in certain Texas counties that were affected by severe weather on April 26, 2024. For the affected taxpayers, the IRS extended the due date to November 1, 2024 for any estimated income tax payments due on or after April 26, 2024.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty accrual, beginning of period	$25,116	$19,532	$23,474	$17,945
Warranties issued	3,373	2,876	6,126	4,921
Changes in liability for existing warranties	53	(82)	251	551
Payments made	(1,403)	(1,502)	(2,712)	(2,593)
Warranty accrual, end of period	$27,139	$20,824	$27,139	$20,824

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	—
Debt issuance costs, net of amortization	(1,921)	(2,328)
Total borrowings on lines of credit, net	$(1,921)	$(2,328)

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

As of June 30, 2024 there were no letters of credit outstanding under our Secured Revolving Credit Facility and the net available commitment amount was $35.0 million.

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

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$75,000	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	100,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(1,102)	(1,293)
Total senior unsecured notes, net	$311,398	$336,207

The Senior Unsecured Notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. Optional prepayment of each of the Senior Unsecured Notes is allowed with a payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

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

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028 and the remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2024.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$38,186	$30,291
Net income attributable to redeemable noncontrolling interest partner	1,769	2,094
Distributions of income to redeemable noncontrolling interest partner	(2,637)	(1,840)
Change in fair value of redeemable noncontrolling interest	1,565	2,450
Redeemable noncontrolling interest, end of period	$38,883	$32,995

	Six Months Ended June 30,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$36,135	$29,239
Net income attributable to redeemable noncontrolling interest partner	3,420	3,459
Distributions of income to redeemable noncontrolling interest partner	(2,637)	(1,840)
Change in fair value of redeemable noncontrolling interest	1,965	2,137
Redeemable noncontrolling interest, end of period	$38,883	$32,995

7. STOCKHOLDERS’ EQUITY

2022 Share Repurchase Program
During the six month period ended June 30, 2024, the Company completed discrete open market repurchases under the 2022 Repurchase Plan of 65,481 shares for approximately $3.4 million, excluding excise tax. The Company completed the repurchases under the 2022 Repurchase Plan on March 15, 2024. The repurchased shares were subsequently retired.

2023 Share Repurchase Program
On April 27, 2023, the Board approved a new stock repurchase program (the “2023 Repurchase Plan”) that authorizes the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1924, as amended (the “Exchange Act”) and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified, completed, or terminated by the Board at any time in its sole discretion.

During the three and six months ended June 30, 2024, the Company repurchased 691,739 and 697,499 shares, respectively, for approximately $38.4 million and $38.7 million, excluding excise tax. As of June 30, 2024, the remaining dollar value of shares that may be repurchased under the 2023 Repurchase Plan was $61.3 million, excluding excise tax. As of June 30, 2024, 459,656 of the repurchased shares were retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at June 30, 2024 and December 31, 2023.

Series	Description	Initial date of issuance	Total Shares Outstanding(1)	Liquidation Preference per Share (in dollars)	Carrying Value (in thousands)	Per Annum Dividend Rate	Redemption Period
Series A(1)	5.75% Cumulative Perpetual	December 2021	2,000	$25	$50,000	5.75%	n/a

(1)     Ownership is held in the form of Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $1.4 million for each of the three and six months ended June 30, 2024 and 2023.

On July 22, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on September 15, 2024 to stockholders of record as of September 1, 2024.

8. SHARE-BASED COMPENSATION

The 2014 Omnibus Equity Incentive Plan and the 2024 Omnibus Incentive Plan, are administered by the Board and allow for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (RSUs), stock options and other stock based awards.

2024 Omnibus Incentive Plan
On June 11, 2024, the 2024 Omnibus Incentive Plan was approved by the stockholders of the Company. As of June 11, 2024, no further awards may be made under the Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan.

Share-Based Award Activity
During the six months ended June 30, 2024, the Company granted SAs to executive officers, RSAs to non-employee members of the Board, and PRSUs to employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. Stock options were also exercised by an executive officer during the three months ended June 30, 2024. The Company withheld 284,521 shares of common stock from executive officers and employees at a total cost of $11.3 million, to satisfy statutory minimum tax requirements upon grant of the SAs, vesting of RSAs, and exercise of stock options.

A summary of share-based awards activity during the six months ended June 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested, December 31, 2023	92	$33.56
Granted	172	$51.75
Vested	(149)	$46.69
Forfeited	(1)	$36.44
Unvested, June 30, 2024	114	$43.77

Stock Options
A summary of stock options activity during the six months ended June 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2023	500	$7.49	0.82	$22,225
Granted	—	—	—	—
Exercised	(500)	7.49	—	23,160
Forfeited	—	—	—	—
Options outstanding, June 30, 2024	—	$—	—	$—
Options exercisable, June 30, 2024	—	$—	—	$—

Share-Based Compensation Expense
Share-based compensation expense was $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, share-based compensation expense was $7.1 million and $6.0 million, respectively.

As of June 30, 2024, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $3.2 million which is expected to be recognized over a weighted-average period of 1.9 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$389,168	$13,493	$322,154	$1,844
Southeast	157,970	—	132,291	—
Total revenues	$547,138	$13,493	$454,445	$1,844

Type of Customer
Homebuyers	$547,138	$—	$454,445	$—
Homebuilders and Multi-family Developers	—	13,493	—	1,844
Total revenues	$547,138	$13,493	$454,445	$1,844

Product Type
Residential units	$547,138	$—	$454,445	$—
Land and lots	—	13,493	—	1,844
Total revenues	$547,138	$13,493	$454,445	$1,844

Timing of Revenue Recognition
Transferred at a point in time	$546,948	$13,493	$454,136	$1,844
Transferred over time(1)	190	—	309	—
Total revenues	$547,138	$13,493	$454,445	$1,844

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$704,405	$17,547	$666,618	$3,543
Southeast	286,017	—	238,189	—
Total revenues	$990,422	$17,547	$904,807	$3,543

Type of Customer
Homebuyers	$990,422	$—	$904,807	$—
Homebuilders and Multi-family Developers	—	17,547	—	3,543
Total revenues	$990,422	$17,547	$904,807	$3,543

Product Type
Residential units	$990,422	$—	$904,807	$—
Land and lots	—	17,547	—	3,543
Total revenues	$990,422	$17,547	$904,807	$3,543

Timing of Revenue Recognition
Transferred at a point in time	$990,042	$17,547	$903,566	$3,543
Transferred over time(1)	380	—	1,241	—
Total revenues	$990,422	$17,547	$904,807	$3,543

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Customer and builder deposits	$49,316	$43,148

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuyer deposits recognized as revenue	$21,064	$15,595	$30,640	$21,329

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $6.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel. The Company expects to recognize revenue of $5.8 million in the remainder of 2024 and $0.6 million in 2025.

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

10. SEGMENT INFORMATION

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues: (1)
Builder operations
Central	$389,168	$322,154	$704,515	$666,618
Southeast	157,970	132,291	286,017	238,189
Total builder operations	547,138	454,445	990,532	904,807
Land development	13,493	1,844	17,437	3,543
Total revenues	$560,631	$456,289	$1,007,969	$908,350

Gross profit:
Builder operations
Central	$142,534	$107,878	$252,200	$210,283
Southeast	57,431	45,868	105,522	79,197
Total builder operations	199,965	153,746	357,722	289,480
Land development	775	858	1,080	1,546
Corporate, other and unallocated (2)	(11,074)	(11,669)	(20,879)	(23,485)
Total gross profit	$189,666	$142,935	$337,923	$267,541

Income before income taxes:
Builder operations
Central	$104,803	$74,800	$180,324	$142,817
Southeast	41,417	32,494	76,211	54,765
Total builder operations	146,220	107,294	256,535	197,582
Land development	1,542	1,140	2,015	1,915
Corporate, other and unallocated (3)	(8,585)	(4,222)	(3,740)	(8,113)
Income before income taxes	$139,177	$104,212	$254,810	$191,384

	June 30, 2024	December 31, 2023
Inventory:
Builder operations
Central	$677,930	$645,987
Southeast	333,065	314,087
Total builder operations	1,010,995	960,074
Land development	733,274	529,711
Corporate, other and unallocated (4)	47,787	43,438
Total inventory	$1,792,056	$1,533,223

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. Land and lot closings revenue were $13.5 million and $17.5 million for the three and six months ended June 30, 2024 and $1.8 million and $3.5 million for the three and six months ended June 30, 2023, respectively.
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

11. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2024 was $23.9 million and $48.7 million, respectively, compared to $23.1 million and $42.2 million in the prior year periods. The effective tax rate was 17.2% and 19.1% for the three and six months ended June 30, 2024, respectively, compared to 22.2% and 22.0% in the comparable prior year periods. The change in the effective tax rate for the three and six months ended June 30, 2024 is primarily due to an improved rate benefit in the Energy Efficient Homes Tax credit as compared to pre-tax book income, lower state tax rates, and a discrete tax benefit for equity compensation deductions.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Green Brick Partners, Inc.	$105,358	$75,270	$188,659	$139,450
Preferred dividends	(719)	(719)	(1,438)	(1,438)
Net income applicable to common stockholders	104,639	74,551	187,221	138,012

Weighted-average number of common shares outstanding - basic	44,760	45,371	44,826	45,656
Basic net income attributable to Green Brick Partners, Inc. per common share	$2.34	$1.64	$4.18	$3.02

Weighted-average number of common shares outstanding - basic	44,760	45,371	44,826	45,656
Dilutive effect of stock options and restricted stock awards	394	384	451	395
Weighted-average number of common shares outstanding - diluted	45,154	45,755	45,277	46,051
Diluted net income attributable to Green Brick Partners, Inc. per common share	$2.32	$1.63	$4.14	$3.00

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Antidilutive options to purchase common stock and restricted stock awards	—	(4)	—	(55)

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes was $294.7 million and $322.5 million as of June 30, 2024 and December 31, 2023, respectively. The aggregate principal balance of the senior unsecured notes was $312.5 million as of June 30, 2024 and $337.5 million as of December 31, 2023.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2024 and 2023.

14. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2024 and 2023, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2024 and 2023, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of June 30, 2024 and December 31, 2023, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2024 and 2023, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2024, and December 31, 2023, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2024 and December 31, 2023, letters of credit and performance bonds outstanding were $5.2 million and $13.5 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2024, and 2023, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.9 million in the prior year periods.
As of June 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 6.3 years and 7.4%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2024 are presented below (in thousands):

Remainder of 2024	$721
2025	1,827
2026	1,748
2027	1,722
2028	1,689
Thereafter	3,420
Total future lease payments	11,127
Less: Interest	2,371
Present value of lease liabilities	$8,756

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.4 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits, including expansion into new markets; (c) our land and lot acquisition and development strategies and their expected impact on our results; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) our strategies to utilize leverage to invest in our business; (f) our target debt to total capitalization ratio and the benefits of the same; (g) our expectations regarding future cash needs and access to additional growth capital; (h) seasonal factors and the impact of seasonality in future quarters; (i) the use of proceeds from the sale of our interest in Challenger and (j) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of qualified labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period. Our results for each key financial and operating metric, as compared to the same period in 2023, are provided below:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Home deliveries	Increased by 26.1%	Increased by 17.1%
Home closings revenue	Increased by 20.4%	Increased by 9.6%
Average sales price of homes delivered	Decreased by 4.4%	Decreased by 6.4%
Net new home orders	Increased by 4.0%	Increased by 2.0%
Homebuilding gross margin percentage	Increased by 320 bps	Increased by 450 bps

Our strong operating results continued to be driven by our superior infill and infill-adjacent locations in high-growth markets, our reduced cycle times, and the strong demand for new homes in our markets. Our average active selling communities increased 21.7% for the quarter while the average sales price of homes delivered decreased 4.4%, primarily as a result of closing out infill communities and opening new communities in surrounding infill-adjacent areas, with homebuilding gross margins improving from 31.3% to 34.5% for the quarter.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	%
Home closings revenue	$546,948	$454,136	$92,812	20.4%
Mechanic’s lien contracts revenue	190	309	(119)	(38.5)%
Residential units revenue	$547,138	$454,445	$92,693	20.4%
New homes delivered	987	783	204	26.1%
Average sales price of homes delivered	$554.2	$580.0	$(25.8)	(4.4)%

The 20.4% increase in residential units revenue was primarily driven by the 26.1% increase in new homes delivered partially offset by a 4.4% decrease in average sales price of new homes delivered for the three months ended June 30, 2024. The increase in new homes delivered is attributable to the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The 4.4% decrease in the average sales price of homes delivered for the three months ended June 30, 2024 was a result of closing out infill communities and opening new communities in surrounding infill-adjacent areas.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	%
Net new home orders	855	822	33	4.0%
Revenue from net new home orders	$471,807	$489,495	$(17,688)	(3.6)%
Average selling price of net new home orders	$551.8	$595.5	$(43.7)	(7.3)%
Cancellation rate	9.2%	7.4%	1.8%	24.3%
Absorption rate per average active selling community per quarter	8.5	9.9	(1.4)	(14.1)%
Average active selling communities	101	83	18	21.7%
Active selling communities at end of period	105	86	19	22.1%
Backlog	$650,349	$585,951	$64,398	11.0%
Backlog units	889	882	7	0.8%
Average sales price of backlog	$731.6	$664.3	$67.3	10.1%

Net new home orders increased 4.0% over the prior year period, and our absorption rate per average active selling community decreased 14.1% year over year. Our average active selling communities increased 21.7% due to the continued opening of new communities. As a result, our absorption rate per average active selling community decreased 14.1% year over year, which was primarily due to the impact of increased mortgage rates, the metering of sales in certain infill communities, and what we believe is the return of pre-pandemic seasonality during the second quarter. The 3.6% decrease in revenue from net new home orders is primarily attributable to a higher mix of sales from newer, in-fill adjacent communities at lower average selling prices and fewer sales from closed-out, infill communities.

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

Backlog increased by 11.0% with a slight increase in backlog units and a 10.1% increase in the average sales price of backlog units. Moreover, our spec units under construction as a percentage of total units under construction declined from 69.8% as of December 31, 2023 to 65.1% as of June 30, 2024.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 9.2% for the three months ended June 30, 2024, compared to 7.4% for the three months ended June 30, 2023. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2024		2023
Home closings revenue	$546,948	100.0%	$454,136	100.0%
Cost of homebuilding units	358,055	65.5%	311,834	68.7%
Homebuilding gross margin	$188,893	34.5%	$142,302	31.3%

Mechanic’s lien contracts revenue	$190	100.0%	$309	100.0%
Cost of mechanic’s lien contracts	128	67.4%	196	63.4%
Mechanic’s lien contracts gross margin	$62	32.6%	$113	36.6%

Residential units revenue	$547,138	100.0%	$454,445	100.0%
Cost of residential units	358,183	65.5%	312,030	68.7%
Residential units gross margin	$188,955	34.5%	$142,415	31.3%

Residential units revenue increased by $92.7 million or 20.4% for the three months ended June 30, 2024 mainly due to a an increase in homes delivered of 26.1% partially offset by a decrease in the average sales price of homes delivered. Cost of residential units for the three months ended June 30, 2024 increased by $46.2 million, or 14.8%, compared to the same period in the previous year due to a combination of lower direct construction costs and lower lot costs associated with the higher mix of deliveries from infill-adjacent communities.

Residential units gross margin for the three months ended June 30, 2024 increased 320 bps to 34.5%, from 31.3% for the three months ended June 30, 2023. The increase in residential units gross margin is attributable to product mix and limited competition in our infill and infill-adjacent community sites.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	%
Lots revenue	$790	$1,844	$(1,054)	(57.2)%
Land revenue	12,703	—	12,703	100.0%
Land and lots revenue	$13,493	$1,844	$11,649	631.7%
Lots closed	8	18	(10)	(55.6)%
Average sales price of lots closed	$98.8	$102.4	$(3.6)	(3.5)%

From time to time we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by $1.1 million or 57.2% during the three months ended June 30, 2024, driven by a 55.6% decrease in the number of lots closed. Land revenue represents sales of two tracts of commercial land during the three months ended June 30, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2024	2023	2024	2023
Builder operations	$55,113	$47,736
Corporate, other and unallocated (income) expense	2,411	1,403
Net builder operations	57,524	49,139	10.5%	10.8%
Land development	78	90	0.6%	4.9%
Total selling, general and administrative expenses	$57,602	$49,229	10.3%	10.8%

Selling, general and administrative expenses as a percentage of revenue decreased by 0.5% for the three months ended June 30, 2024 due to an increase in builder operations revenues with better leveraging of overhead costs.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations decreased by 0.3% for the three months ended June 30, 2024 due to an increase in builder operations revenues with better leveraging of our overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2024 were $2.4 million, compared to $1.4 million for the three months ended June 30, 2023. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $1.2 million, or 79.2%, for the three months ended June 30, 2024, compared to $5.7 million for the three months ended June 30, 2023. The decrease is mainly due to the sale of our ownership interest in Challenger during the three months ended March 31, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $5.9 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023.

Income Tax Expense
Income tax expense was $23.9 million for the three months ended June 30, 2024 compared to $23.1 million for the three months ended June 30, 2023. The increase was substantially due to higher taxable income partially offset by a lower effective tax rate, lower state tax rates, and a discrete tax benefit for equity compensation deductions. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change	%
Home closings revenue	$990,042	$903,566	$86,476	9.6%
Mechanic’s lien contracts revenue	380	1,241	(861)	(69.4)%
Residential units revenue	$990,422	$904,807	$85,615	9.5%
New homes delivered	1,808	1,544	264	17.1%
Average sales price of homes delivered	$547.6	$585.2	$(37.6)	(6.4)%

The $85.6 million increase in residential units revenue was driven by the 17.1% increase in new homes delivered partially offset by a 6.4% decrease in the average sales price of homes delivered for the six months ended June 30, 2024. The increase in new homes delivered was primarily driven by increased levels of active selling communities and home starts and an improvement in cycle times in the current year. The 6.4% decrease in the average sales price of homes delivered for the six months ended June 30, 2024 was a result of closing out infill communities and opening new communities in surrounding infill-adjacent areas.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change	%
Net new home orders	1,926	1,889	37	2.0%
Revenue from net new home orders	$1,085,191	$1,120,423	$(35,232)	(3.1)%
Average selling price of net new home orders	$563.4	$593.1	$(29.7)	(5.0)%
Cancellation rate	6.5%	6.7%	(0.2)%	(3.0)%
Absorption rate per average active selling community per quarter	9.8	11.5	(1.7)	(14.8)%
Average active selling communities	98	82	16	19.5%
Active selling communities at end of period	105	86	19	22.1%

Net new home orders increased 2.0% over the prior year period while our average active selling communities increased 19.5%. As a result, our absorption rate per average active selling community decreased 14.8% year over year, which was primarily due to the impact of increased mortgage rates, the metering of sales in certain infill communities, and what we believe is the return of pre-pandemic seasonality during the second quarter. The 3.1% decrease in revenue from net new home orders is primarily attributable to a higher mix of sales from newer, in-fill adjacent communities at lower average selling prices and fewer sales from closed-out, infill communities.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.5% for the six months ended June 30, 2024, compared to 6.7% for the six months ended June 30, 2023. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2024		2023
Home closings revenue	$990,042	100.0%	$903,566	100.0%
Cost of homebuilding units	653,232	66.0%	637,349	70.5%
Homebuilding gross margin	$336,810	34.0%	$266,217	29.5%

Mechanic’s lien contracts revenue	$380	100.0%	$1,241	100.0%
Cost of mechanic’s lien contracts	264	69.5%	805	64.9%
Mechanic’s lien contracts gross margin	$116	30.5%	$436	35.1%

Residential units revenue	$990,422	100.0%	$904,807	100.0%
Cost of residential units	653,496	66.0%	638,154	70.5%
Residential units gross margin	$336,926	34.0%	$266,653	29.5%

Residential units revenue increased $85.6 million or 9.5% during the six months ended June 30, 2024 due to the increase in home deliveries of 17.1%. Cost of residential units for the six months ended June 30, 2024 increased by $15.3 million, or 2.4%, compared to the six months ended June 30, 2023 due to a combination of lower direct construction costs and lower lot costs associated with the higher mix of deliveries from infill-adjacent communities.

Residential units gross margin for the six months ended June 30, 2024 increased 450 bps to 34.0%, from 29.5% for the six months ended June 30, 2023. The increase in residential units gross margin is attributable to product mix and limited competition in our infill and infill-adjacent community sites.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change	%
Lots revenue	$4,844	$3,543	$1,301	36.7%
Land revenue	12,703	$—	12,703	100.0%
Land and lots revenue	$17,547	$3,543	$14,004	395.3%
Lots closed	71	36	35	97.2%
Average sales price of lots closed	$68.2	$98.4	$(30.2)	(30.7)%

From time to time we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue increased by $1.3 million during the six months ended June 30, 2024. Land revenue represents sales of two tracts of commercial land during the six months ended June 30, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2024	2023	2024	2023
Builder operations	$104,316	$94,979
Corporate, other and unallocated (income) expense	3,713	(4)
Net builder operations	108,029	94,975	10.9%	10.5%
Land development	143	199	0.8%	5.6%
Total selling, general and administrative expenses	$108,172	$95,174	10.7%	10.5%

Selling, general and administrative expenses as a percentage of revenue was 10.7% by for the six months ended June 30, 2024 which is substantially in line with 10.5% for the six months ended June 30, 2023.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 10.5% to 10.9% mainly due to an increase in salary expenses. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2024 were $3.7 million and de minimis for the six months ended June 30, 2023. The increase was driven by incentive compensation and salary expenses during the six months ended June 30, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $3.8 million, or 61.9%, for the six months ended June 30, 2024, compared to $9.9 million for the six months ended June 30, 2023. The decrease is mainly due to the sale of our ownership interest in Challenger during the three months ended March 31, 2024, wherein, we recognized only one month of net earnings from this investment compared to six months in the prior year. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $21.3 million for the six months ended June 30, 2024, compared to $9.1 million for the six months ended June 30, 2023. The increase was primarily due to a $10.7 million gain in the sale of our investment in Challenger.

Income Tax Expense
Income tax expense was $48.7 million for the six months ended June 30, 2024 compared to $42.2 million for the six months ended June 30, 2023. The increase was substantially due to higher taxable income partially offset by a lower effective tax rate, lower state tax rates, and a discrete tax benefit for equity compensation deductions. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the six months ended June 30, 2024.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2024 and December 31, 2023. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2024			December 31, 2023
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	4,142	753	4,895	4,014	964	4,978
Lots in communities under development	18,332	1,492	19,824	9,122	1,335	10,457
Land held for future development(1)	3,800	—	3,800	8,366	—	8,366
Total lots owned	26,274	2,245	28,519	21,502	2,299	23,801

Lots controlled
Lots under third party option contracts	946	—	946	1,169	—	1,169
Land under option for future acquisition and development	698	739	1,437	1,710	460	2,170
Lots under option through unconsolidated development joint ventures	2,128	283	2,411	1,210	331	1,541
Total lots controlled	3,772	1,022	4,794	4,089	791	4,880
Total lots owned and controlled (2)	30,046	3,267	33,313	25,591	3,090	28,681
Percentage of lots owned	87.4%	68.7%	85.6%	84.0%	74.4%	83.0%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Total lots owned(1)	28,519	23,801
Land under option for future acquisition and development	1,437	2,170
Lots under option through unconsolidated development joint ventures	2,411	1,541
Total lots self-developed	32,367	27,512
Self-developed lots as a percentage of total lots owned and controlled(1)	97.2%	95.9%

(1) Total lots owned includes finished lot purchases, which were less than 2.4% of total lots self-developed as of June 30, 2024.

Liquidity and Capital Resources Overview
As of June 30, 2024 and December 31, 2023, we had $133.3 million and $179.8 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2024 were home construction, land purchases, land development, repayments of debt, operating expenses, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Effective February 1, 2024, we sold our ownership interest in GB Challenger, LLC (“Challenger”) to the entity that already held the controlling interest in Challenger for approximately $64.0 million in cash. We have been using and intend to continue to use the proceeds from the transaction for investment in and expansion of opportunities with those builders in which we hold a controlling or one-hundred percent (100%) ownership interest, particularly including the growth and expansion of our Trophy Signature Homes brand into the Austin and Houston markets and other potential new markets.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 17.7% as of June 30, 2024.

Additionally, as of June 30, 2024, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 10.9%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of June 30, 2024 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$309,572	$(133,294)	$176,278
Total Green Brick Partners, Inc. stockholders’ equity	1,439,235	—	1,439,235
Total capitalization	$1,748,807	$(133,294)	$1,615,513

Debt to total capitalization ratio	17.7%
Net debt to total capitalization ratio			10.9%

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2024.

Cash Flows
The following summarizes our primary sources and uses of cash during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2024 was $3.2 million, compared to $210.2 million during the six months ended June 30, 2023. The net cash outflows for the six months ended June 30, 2024 were primarily driven by an increase in inventory of $258.2 million, partially offset by $203.3 million of cash generated from business operations, increase in customer deposits of $6.2 million and the deferral of expense payments through a $43.3 million increase in accrued expenses and accounts payable.

•Investing activities. Net cash provided by investing activities for the six months ended June 30, 2024 was $58.1 million, compared to net cash used of $7.8 million during the six months ended June 30, 2023. The cash inflows for the six months ended June 30, 2024 were primarily from proceeds of $64.0 million from the sale of our interest in Challenger in February 2024, partially offset by $3.5 million used in other investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the six months ended June 30, 2024 was $102.6 million, compared to net cash used of $64.4 million during the six months ended June 30, 2023. The cash outflows were primarily related to share repurchases of $42.6 million, repayments of our senior unsecured notes of $25.0 million and notes payable of $12.9 million.

Debt Instruments
Secured Revolving Credit Facility – As of June 30, 2024 and December 31, 2023, we had no amounts outstanding under our $35.0 million Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. As amended, this credit agreement matures on May 1, 2025 and carries a minimum interest rate of 3.15%.

Unsecured Revolving Credit Facility – As of June 30, 2024 and December 31, 2023, we had no amounts outstanding under our Unsecured Revolving Credit Facility. Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus 2.5%. As amended, $300.0 million of the commitments under the credit facility mature on December 14, 2026, with the remaining $25.0 million of the commitments expiring December 14, 2025.

Senior Unsecured Notes - As of June 30, 2024, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $311.4 million as of June 30, 2024 compared to $336.2 million as of December 31, 2023, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2024. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of June 30, 2024, our interest coverage on a last 12 months’ basis was 31.09 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $913.0 million. As of June 30, 2024, our Consolidated Tangible Net Worth was $1,433.0 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of June 30, 2024, we had a rolling average ratio of 18.8%.

As of June 30, 2024, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity

As of June 30, 2024 and December 31, 2023 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the six months ended June 30, 2024, we paid dividends of $1.4 million on the Series A Preferred Stock. On July 22, 2024, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on September 15, 2024 to stockholders of record as of September 1, 2024.

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

As of June 30, 2024, the Company had earnest money deposits of $11.4 million at risk associated with contracts to purchase raw land and finished lots representing 2,943 total lots past feasibility studies with an aggregate purchase price of approximately $168.8 million.

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings, interest rates and other market factors. Since it typically takes five to nine months to construct a new home, we normally deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur typically during the second half of the year.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2024	116,560	$54.00	116,560	$93,391,000
May 1 - May 31, 2024	271,855	55.66	271,855	78,268,000
June 1 - June 30, 2024	303,324	56.12	303,324	61,255,000
Total	691,739	55.58	691,739	$61,255,000

(1)    On April 27, 2022, the Board authorized a $100.0 million stock repurchase program (the “2022 Repurchase Plan”). On April 27, 2023, the Board approved a stock repurchase program authorizing us to repurchase, from time to time, up to an additional $100.0 million of our outstanding common stock (the “2023 Repurchase Plan”). The 2023 Repurchase Plan has no expiration and will continue until otherwise modified, completed, or terminated by the Board at any time in its sole discretion. There were no other repurchase plans as of June 30, 2024. Repurchases through March 15, 2024 were executed pursuant to the 2022 Repurchase Plan, which was fully utilized as of that date. Repurchases of approximately $38.7 million subsequent to March 15, 2024, were executed pursuant to the 2023 Repurchase Plan. As of June 30, 2024, the remaining dollar value of shares that may yet be purchased under the 2023 Repurchase Plan was approximately $61.3 million, excluding excise tax.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:    July 31, 2024