Form 10-K
period 2024-12-31
Green Brick Partners, Inc.
filed 2025-02-26
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,752,737,797 as of June 30, 2024 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 21, 2025 was 44,498,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. and its subsidiaries (“Green Brick”, “the Company”, “we” or “us”) is a diversified homebuilding and land development company. We acquire and develop land and build homes through our seven brands of builders in three major markets. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Fort Worth (“DFW”) and Austin, Texas, and Atlanta, Georgia, as well as the Treasure Coast of Florida area. We have begun land acquisition activities in Houston, Texas and plan to commence home construction and sales during 2025. We are engaged in all aspects of the homebuilding process, including land acquisition and development, entitlements, design, construction, title, mortgage, insurance services, and marketing and sales, and the creation of master planned communities.

We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Many of our communities are located in premium locations and have high-end common areas and amenities. We seek to enhance our homebuyers’ experience by utilizing high-quality materials, and building well-crafted homes. We seek to not only maximize value over the long term but to mitigate risks in the event of a downturn by minimizing leverage, controlling costs, and quickly reacting to regional and local market trends.

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. As of December 31, 2024, we owned or controlled approximately 37,800 home sites in high-growth submarkets throughout the DFW, Austin, Houston, and Atlanta metropolitan areas, as well as the Treasure Coast of Florida market. We provide finished lots to our subsidiary builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction funding and strategic planning. Our Atlanta and Florida builders provide us with their local knowledge and relationships.

We are a Delaware corporation, incorporated in 2006. We commenced operations as a publicly held homebuilding company in 2014. Our principal executive offices are located at 5501 Headquarters Drive, Ste 300W, Plano, TX 75024.

Business Strategy

We believe we are well-positioned for growth through the disciplined execution of the following elements of our strategy:
•Consistent Land Acquisition Program with Disciplined Underwriting. We believe our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall profitability and returns. Through our rigorous national underwriting program, we seek to identify attractive properties that are typically located in prime neighborhood locations or in preferred growth corridors. We generally target entitled parcels that we develop that can begin delivering finished lots to our builder subsidiaries within 12 to 24 months from acquisition. We will also purchase finished lots from 3rd-party developers, but to a much lesser extent. Our neighborhoods vary in size, depending on lot count and density. As such, project durations, from the beginning of development to the last delivery, can range from a couple of years to eight or more years depending on the number of product lines and the sales pace of each product line. Our investment and capital allocation strategies vary by market, but we typically target minimum underwriting thresholds for returns and margins.
•Focus on Markets with a Favorable Growth Outlook and Strong Demand Fundamentals. We have chosen to focus our operations on sunbelt states because we believe these markets offer attractive residential real estate investment characteristics, such as growing economies, improving levels of employment, population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We currently generate income from home sales in Texas, Georgia, and Florida. In 2024, Texas, Florida and Georgia were ranked first, second and seventh, respectively, in terms of population growth according to the U.S. Census Bureau.
•Strategically Increase Market Positions in our Existing Markets. We believe there are significant opportunities to profitably expand in our core markets. As of December 31, 2024, we believe our extensive land and lot inventory will allow us to maximize our profitability and return on capital. In DFW, Austin, Houston, and Atlanta, we seek to acquire land with convenient access to metropolitan areas that have diverse economic and employment bases and demographics that we believe will support long-term growth. In the Treasure Coast market, we seek land in highly desirable, but limited, coastal regions that attract relocating homebuyers. We continuously review the allocation of our investments in these markets, taking into account demographic trends and the likely impact on our operating results and will reallocate our investments when necessary.

•Deliver Superior Designs, Broad Product Ranges and Enhanced Homebuying Experience. We partner our expertise with that of our builders to design attractive neighborhoods and homes to appeal to a wide variety of potential homebuyers. Our homebuilding projects include single family homes, townhomes, condos, luxury homes, and patio homes. Additionally, we are transitioning to a more spec home business model with a focus on quick move-in homes.
•We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy. One of our core operating philosophies is to create a culture that provides a positive, memorable experience for our homebuyers. In consultation with nationally and locally recognized architecture firms, interior and exterior consultants, and homeowner focus groups, we research and design a diversified range of products at various levels and price points.
•Disciplined Investment Strategy Combined with the Prudent Use of Leverage. We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. We believe our strict operating discipline combined with our prudent use of financial leverage to continue to invest in our land acquisition, development and homebuilding businesses provides us with a competitive advantage in seeking to maximize returns while minimizing risk. With the increases in short-term and long-term rates, we have reduced our targeted debt to total capitalization ratio to approximately 20%, which we expect will continue to provide us with significant additional growth capital. As of December 31, 2024, our debt to total capitalization ratio was 17.2%.
•Targeted Expansion into Adjacent Markets. We currently intend to pursue targeted expansion of our entry-level builder, Trophy Signature Homes (“Trophy”), into markets within our current states. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders. In this regard, in 2024 we continued our expansion into the Austin and the Houston, Texas markets. In addition, we have historically, and may in the future, grow through the acquisition of homebuilders in our current markets or other markets that meet our demographic and economic growth criteria.

Our Builders and Homes

The following table presents general information about each of our builders, including the types of homes they build and their price ranges as of December 31, 2024.

Builder	Ownership	Market	Products Offered	Price Range
Trophy Signature Homes LLC (“Trophy”)	100%	DFW and Austin	Single family	Low $200s up to $800s
CB JENI Homes DFW LLC (“CB JENI”)	100%	DFW	Townhomes	Mid $200s to mid $600s
Normandy Homes (“Normandy”)	100%	DFW	Single family	Mid $400s to over $1 million
SGHDAL LLC (“Southgate”)	100%	DFW	Luxury homes	High $700s to over $1.8 million
CLH20 LLC (“Centre Living”)	90%	DFW	Townhomes and Single Family	Mid $300s to mid $800s
The Providence Group of Georgia LLC (“TPG”)	50%	Atlanta	Townhomes, Condominiums and Single Family	Mid $300s to over $1.2 million
GRBK GHO Homes LLC (“GRBK GHO”)	80%	Treasure Coast	Patio homes and Single Family	High $300s to over $2.1 million

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but we have not yet delivered the home. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2024 to be delivered during 2025. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2024	December 31, 2024			December 31, 2023
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
Trophy	36	37	163	$66,236	30	124	$56,929
CB JENI (1)	21	24	200	132,891	20	264	169,773
Southgate	4	5	74	84,736	4	70	77,529
Centre Living	6	6	53	32,828	5	61	32,587
TPG	20	19	99	85,367	20	142	112,675
GRBK GHO	14	15	79	93,825	12	109	105,707
Total	101	106	668	$495,883	91	770	$555,200

(1)Includes Normandy Homes.

In response to our customers’ expressed desire for an expedited and transparent sales process, we offer a selection of homes that include curated features and upgrades. Our Trophy Signature Homes and CB JENI lines have been at the forefront of creating a straightforward sales experience that offers simplified solutions with upscale finishes. We believe this streamlined process and focus on operational efficiency has enabled us to adapt to changes in our homebuyers’ lifestyles. As a result, we often offer included features that reflect the latest in energy-efficient solutions, including tankless water heaters, high-efficiency LED lighting, ENERGY STAR rated appliances, and low flow bathroom fixtures.

We are focused on creating environmentally sustainable products, and our purchasing power enables us to include green-friendly features in our homes. Many of the new homes we build are more energy efficient, and have less impact on the environment than prior generations of homes as a result of features like:
•Low-VOC paint that reduces pollution;
•WaterSense® faucets that reduce water flow without sacrificing performance;
• Low-E windows that reduce infrared and ultraviolet light coming into the home; and
•Energy Star® appliances that reduce energy consumption.

Land Policy

Our land inventory strategy provides us with a multi-year supply of lots for each of our brands for future homebuilding. We generally target entitled parcels that we develop that can begin delivering finished lots to our builder subsidiaries within 12 to 24 months from acquisition of the entitled parcel. We will also purchase finished lots from 3rd-party developers, but to a much lesser extent. Our neighborhoods vary in size, depending on lot count and density. As such, project durations, from the beginning of development to the last delivery, can range from a couple of years to eight or more years depending on the number of product lines and the sales pace of each product line. Our investment and capital allocation strategies vary by market, but we typically target minimum underwriting thresholds for returns and margins. We seek to minimize our exposure to land risk through disciplined management of entitlements, the use of land and lot options, and other flexible land acquisition arrangements. We are actively involved in every step of the land entitlement, home design, and construction processes with our builders.

Our land teams focus on acquiring land in desirable locations that will position us to deliver future earnings growth in 2025 and beyond. As of December 31, 2024, we had 37,831 lots owned and controlled. When excluding land held for future development, as of December 31, 2024, we had 34,031 lots owned and controlled.

Total Lots Owned and Controlled
40,000
30,000
20,000
10,000
—
2017
2018
2019
2020
2021
2022
2023
2024

Marketing and Sales Process

Our primary method of selling homes is through model homes that we design and construct. These model homes serve as sales offices, where our community sales managers—primarily commission-based professionals—conduct on-site sales. These sales managers guide potential buyers by providing floor plans, pricing details, construction and development timelines, virtual and in-person tours, and information on available upgrades. Our sales team is trained internally and often brings prior experience in selling new homes within the local market.

To ensure our homes appeal to the lifestyles of targeted buyers, we collaborate with marketing and design consultants to carefully craft the exterior and interior designs of each home. In addition to our in-house sales team, we also work with independent realtors to sell our homes.

We offer homeowners a comprehensive warranty on each home. Homes are generally covered by a six to eight-year warranty for structural concerns, one year for workmanship issues and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning systems.

Our marketing strategies integrate both traditional and digital channels. These include third-party real estate listing platforms, billboards, direct mail campaigns, ads in print publications, paid search and display advertising, social media posts, and email and text campaigns, all aimed at driving traffic to our builders’ websites. This approach has attracted more qualified and informed buyers, that has enabled us to improve our selling, general, and administrative expenses as a percentage of home sales revenue. While our focus is on digital marketing, we also use traditional media on a limited basis, including newspapers, radio, and regional publications, where appropriate. Each marketing strategy and message is tailored to a specific community and targeted customer base.

Financial Services

In addition to independently branded subsidiary homebuilders, Green Brick retains 100% ownership in Green Brick Title and Green Brick Insurance, and we launched wholly-owned GRBK Mortgage at the end of the fourth quarter of 2024. We also retained a 49% ownership in BHome Mortgage, which substantially completed the winding down of its operations at the end of 2024. Our financial service platforms help our customers bring their homebuying dreams into reality by providing mortgage, insurance, and title services, allowing for a one-stop-shop solution. Our insurance agency operations serve as an agency for home, auto, and other personal insurance policies to buyers of homes we sell. All such insurance policies are placed with third party insurance carriers.

Through our financial services companies, we endeavor to have our buyers receive personal attention from their first meeting through the closing of their new home. By offering a one-stop solution for our customers, we enhance their overall buying experience while gaining a competitive advantage.

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes. We closely monitor the supply markets to achieve the best prices available. See “Risk Factors - Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business.”

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and early summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, interest rate volatility, and other market factors. Since it typically has taken four to nine months to construct a new home, we have historically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry as well as by our transition to a more spec home business model with a focus on quick move-in homes.

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

As of December 31, 2024, we had approximately 650 full-time employees, including approximately 550 who were involved in our homebuilding operations, with locations in DFW, Austin and Houston, Texas, Atlanta, Georgia, and Treasure Coast, Florida, and approximately 100 in management and support services. Our operations are carried out through both local and centralized management. Our centralized management sets our high level strategy and leads decisions related to our land acquisition, national purchasing, marketing analytics, risk management, finance, accounting and audit, cash management, capital allocation, human resources management, and IT support for our builders. Our homebuilder operations consist of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets, and include employees responsible for the design, construction scheduling, marketing, and sales of our homes. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor the progress of third-party independent subcontractors who are responsible for performing the work at our job sites. Our ability to deliver our homes is dependent on the availability and quality of the subcontractors, such as electricians, plumbers, drywall installers, and bricklayers with whom we partner to build our homes. We do not have collective bargaining agreements relating to any of our employees. We offer our employees a compensation package with a broad range of company-paid benefits, including medical, dental, life insurance, a 401(k) plan, and other health and welfare plans we believe are competitive.

We believe having a diverse and inclusive work environment, which not only drives engagement but fosters innovation, which is critical to driving growth. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination. Furthermore, our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees.

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
Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers by increasing prices, we may not be able to offset cost increases with higher selling prices in a weak housing market. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation or may have to discount prices that could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. The current and continued economic conditions of high inflation and high interest rates, especially increased mortgage rates, could lead to a decrease in demand for new homes. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business and financial results.

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

The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. Shortages and price increases could cause delays in, and increase our costs of, land development and home construction, which we may not be able to offset by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has at various times in recent years imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions that are placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to offset by raising home prices or which could slow our absorption due to constraints on market demand. Additionally, changes in immigration laws and/or their enforcement could result in tighter overall labor conditions and a shortage of labor. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

Potential tariffs, if enacted into law, could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such tariffs.
The incoming Trump administration has proposed the implementation of a number of tariffs, including a 25% tariff on imports from Canada and other countries, which could, if enacted into law, likely significantly increase the cost of lumber in the U.S. As noted above with respect to the impact of inflation, while we attempt to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so, thereby adversely impacting our margins as a result of any tariffs imposed on our operations.

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
We currently operate in only four core markets and, outside of DFW, our operations are typically concentrated in a limited number of communities within those markets. We may not realize our favorable growth outlook if housing demand and population growth stagnate or decrease in our core markets. Furthermore, we may be unable to compete effectively with the resale home market in our core markets. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. Further, slower rates of population growth or population declines in the DFW, Austin, Houston, Atlanta or Treasure Coast markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to decline and adversely affect our business, financial condition and results of operations.

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

Additionally, to the extent that hurricanes, severe storms, earthquakes, tornadoes, droughts, floods, hail, wildfires or other natural disasters or similar events occur, our homes under construction or our lots under development could be damaged or destroyed, which may result in losses exceeding our insurance coverage. In addition, adverse weather events could prompt governmental authorities to adopt more stringent building codes, which would likely increase construction and development costs in affected areas and negatively impact home affordability and/or demand. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues. To the extent that climate change increases the frequency and severity of weather-related disasters, we may experience increasing negative weather-related impacts to our operations in the future.

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

It is conceivable that we might integrate artificial intelligence (“AI”) solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates. Competitors or other entities may integrate AI into their information systems and business operations more swiftly or effectively than us, potentially impairing our competitive edge and negatively impacting our financial performance

Data protection and privacy laws continue to evolve and become more complex in various U.S. federal and state jurisdictions. Such regulatory changes, variations in requirements across jurisdictions and ongoing discussions about a national privacy laws could present compliance challenges. The costs of complying with such changes could adversely affect our business.

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

Risks Related to Government and Regulations

Our developments are subject to government regulations, which could cause us to incur significant liabilities or restrict our business activities.
Our developments are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements, which impose limitations on the number and type of homes that can be built within the boundaries of a particular area. Projects that are not yet entitled may be subjected to periodic delays, changes in use, less robust development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-

growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development and service fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, lot and home sales could decline and costs could increase, which could have a material adverse effect on our current results of operations and our long-term growth prospects.

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
In 2024, we established GRBK Mortgage, a wholly owned subsidiary, to provide mortgage related services to homebuyers. We previously provided such services through our joint venture, BHome Mortgage. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could have an adverse effect on our results of operations.

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
We are not restricted from issuing additional shares of our authorized common stock or Series A preferred stock, including securities that could be converted into or exchanged for, or that represent the right to receive, shares of our common or preferred stock. If we issue a substantial number of shares of common or Series A preferred stock, or depositary shares representing interests in our preferred stock, or if the expectation of such issuances is broadly disseminated in the market, including in connection with any acquisitions, the market price for our common, preferred or depositary shares could be adversely affected, and our stockholders’ interest could be diluted. Our decision to issue equity securities will depend on market conditions and other factors, and we cannot predict or estimate with certainty the amount, timing or nature of potential future issuances. Accordingly, our stockholders bear the risk that such future equity issuances could reduce market price and dilute their stock holding with us. As of December 31, 2024, we had 44,498,097 shares of common stock and 2,000 shares of Series A preferred stock outstanding.

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
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 23.6% and 4.3%, respectively, of our voting power. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control within us and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Certain large stockholders’ shares have been and may in the future be sold into the market, which could cause the market price of our common stock to decrease significantly.
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In accordance with the registration rights agreement, the shares of common stock beneficially owned by Greenlight may be resold under the Company’s shelf registration statement on Form S-3, which became effective automatically upon filing on September 6, 2023. These shares may be sold in the market at any time, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, 10,509,411 shares were held by Greenlight.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an integral component of the Company’s overall approach to enterprise risk management (“ERM”). A cybersecurity threat is any potential unauthorized occurrence or a series of related unauthorized occurrences, on or conducted through, the Company’s information systems that may result in adverse effects on the confidentiality, integrity or availability of the Company’s information systems or any information residing therein. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the Center for Internet Security Cybersecurity Framework. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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
◦conduct regular email phishing campaigns for Company employees to evaluate employee responses to such campaigns, identify vulnerabilities and advise on possible attack preparedness and responses;
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

Governance
As discussed above, the Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates the Company’s information security strategies to ensure its effectiveness and, if appropriate, may also include a review from third-party experts. The Company’s Vice President of IT, Randall Anderson, reports to the Audit Committee as part of every regularly scheduled quarterly meeting of the Audit Committee (or more frequently, as needed) regarding technological risk exposure and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for oversight of the Company’s broad ERM program.

The Company’s Vice President of IT in coordination with the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and General Counsel (“GC”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Company maintains insurance coverage for potential breaches and a cyber incident response plan to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards. The response plan covers preparation, detection and analysis, containment and investigation, notification (which may include timely notice to the Board if deemed material or appropriate), eradication and recovery, and incident closure and post-incident analysis. The Company retains a third-party cyber security firm to leverage in the event of a cyber security incident. The Company’s response planning is reviewed annually and kept up to date with industry developments. The scope of this plan is enterprise-wide and includes the Company’s business units and subsidiaries. Through ongoing communications with management, the Company’s Vice President of IT monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

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

Risks from Cybersecurity Threats
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected nor are they reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

We lease our principal executive office located at 5501 Headquarters Drive, Suite 300W, Plano, Texas, 75024. Our homebuilding, title, and mortgage division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Because of the nature of our homebuilding operations, we and our builders hold significant amounts of property as inventory in connection with our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Part I, Item 1 and Part II, Item 7 of this Annual Report on Form 10-K.

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

Holders of Record
On February 21, 2025, there were 58 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 21, 2025, there were 44,498,190 shares of common stock outstanding.

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

Common Stock Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Russell 3000 Index and the S&P Homebuilders Select Industry Index for the five-year period that commenced December 31, 2019 and ended December 31, 2024.

Comparison of Five-Year Cumulative Return

$600
$500
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Green Brick Partners, Inc
Russell 3000 Index
S&P Homebuilders Select Industry Index

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) our goals and strategies and their anticipated benefits, including expansion into new markets or new related businesses and the attractiveness of the new markets; (3) our intentions and the expected benefits and advantages of our product and land positioning strategies; (4) our expectations regarding the reduction in our targeted debt to total capitalization ratio; (5) our expectations regarding future finished lots, the quality of those lots and the timing of backlog fulfillment; (6) expansion through Trophy Homes; (7) expectations regarding our industry and our business in 2025 and beyond; (8) the contribution of certain market factors to our growth; (9) the impact of elevated mortgage rates and high interest rate volatility on our absorption rate; (10) our land and lot acquisition strategy; (11) the sufficiency of our capital resources to support our business strategy and to service our debt; (12) our expectations regarding backlog; (13) the impact of new accounting standards and changes in accounting estimates; (14) trends and expectations regarding sales prices, sales orders, sales pace, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (15) our expectations regarding increased regulations on homebuilders and land developers; (16) our future cash needs; (17) our strategy to utilize leverage to invest in our business; (18) seasonal factors and the impact of seasonality in future quarters; (19) our expectations regarding access to additional growth capital; (20) our expectations regarding future land revenue recognition; (21) our ability to adapt to changing market conditions; and (22) the disposition of legal claims and related contingencies.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. These risks include, but are not limited to: (1) general economic conditions in our markets, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including interest rates, that could adversely impact demand for new homes or the ability of our buyers to qualify; (3) shortages, delays or increased costs or performance issues of raw materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor, (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected timeframes and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2024, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, net new home orders, which refers to the number of sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and homebuilding gross margin. Our results for each key financial and operating metric, as compared to the year ended December 31, 2023, are provided below:

Year Ended
December 31, 2024
Home deliveries	Increased by 21.1%
Home closings revenue	Increased by 17.1%
Average sales price of homes delivered	Decreased by 3.4%
Net new home orders	Increased by 9.7%
Homebuilding gross margin percentage	Increased by 290 bps

The strong performance on most of our key metrics year over year is attributable to our superior infill and infill-adjacent locations in high-growth markets, our land strategy to self-develop raw land into finished lots that are held on our balance sheet, our reduced cycle times, and the strong demand for new homes in our markets. Our average active selling communities increased 18.8%, while the average sales price of homes delivered decreased 3.4% due to a combination of product mix and a high mortgage rate environment. We maintained a strong homebuilding gross margin of 33.8%.

2024 Developments

Among the 12 largest metropolitan areas in the country, the Dallas and Atlanta areas ranked second and tenth, respectively, in annual rate of job growth from November 2023 to November 2024 (Source: US Bureau of Labor Statistics, November 2024). We believe we operate in two of the most desirable housing markets in the nation and that increasing demand and supply levels in our target markets create favorable conditions for our future growth.

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	%
Home closings revenue	$2,069,756	$1,767,788	$301,968	17.1%
Mechanic’s lien contracts revenue	380	1,467	(1,087)	(74.1)%
Residential units revenue	$2,070,136	$1,769,255	$300,881	17.0%
New homes delivered	3,783	3,123	660	21.1%
Average sales price of homes delivered	$547.1	$566.1	$(19.0)	(3.4)%

The $300.9 million increase in residential units revenue was driven by the 21.1% increase in the number of homes delivered partially offset by a 3.4% decrease in average sales price of new homes delivered. The increase in new homes delivered is attributable to our increase in community count, the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The decrease in the average sales price of homes delivered is primarily attributable to an increase in the percentage of home deliveries by

Trophy Signature Homes over the last year and higher incentives driven by the high mortgage rate environment. Trophy had an average sales price below the Company average due to a mix of product type and selling more inventory in perimeter locations.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	%
Net new home orders	3,681	3,356	325	9.7%
Revenue from net new home orders	$2,010,439	$1,953,903	$56,536	2.9%
Average selling price of net new home orders	$546.2	$582.2	$(36.0)	(6.2)%
Cancellation rate	7.3%	6.6%	0.7%	10.6%
Absorption rate per average active selling community per quarter	9.1	9.9	(0.8)	(8.1)%
Average active selling communities	101	85	16	18.8%
Active selling communities at end of period	106	91	15	16.5%
Backlog revenue	$495,883	$555,200	$(59,317)	(10.7)%
Backlog units	668	770	(102)	(13.2)%
Average sales price of backlog	$742.3	$721.0	$21.3	3.0%

Net new home orders increased by 9.7% over the prior year and our average active selling communities increased by 18.8% due to the continued opening of new communities that outpaced the sellout of existing communities. As a result, our absorption rate per average active selling community decreased 8.1% year over year, which we believe is due to elevated mortgage rates, high interest rate volatility, and the lock-in effect of homeowners with existing lower rate mortgages. The increase in net new home orders is attributable to the increase in our active selling communities, the limited competition in our infill and infill-adjacent community sites, and the strength in demand in our primary higher growth markets.

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

Backlog revenue decreased by 10.7% due to a 13.2% decrease in backlog units partially offset by a 3.0% increase in the average sales price of backlog units. As a result, our spec units under construction as a percentage of total units under construction increased from 69.8% as of December 31, 2023 to 75.6% as of December 31, 2024.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.3% for the year ended December 31, 2024, compared to 6.6% for the year ended December 31, 2023. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2024		2023
Home closings revenue	$2,069,756	100.0%	$1,767,788	100.0%
Cost of homebuilding units	1,370,613	66.2%	1,222,134	69.1%
Homebuilding gross margin	$699,143	33.8%	$545,654	30.9%

Mechanic’s lien contracts revenue	$380	100.0%	$1,467	100.0%
Cost of mechanic’s lien contracts	275	72.4%	945	64.4%
Mechanic’s lien contracts gross margin	$105	27.6%	$522	35.6%

Residential units revenue	$2,070,136	100.0%	$1,769,255	100.0%
Cost of residential units	1,370,888	66.2%	1,223,079	69.1%
Residential units gross margin	$699,248	33.8%	$546,176	30.9%

Residential units revenue increased by $300.9 million or 17.0% during the year ended December 31, 2024, mainly due to an increase in home deliveries of 21.1% partially offset by a 3.4% reduction in average sales price of homes delivered as discussed above. Cost of residential units as a percent of residential units revenue for the year ended December 31, 2024 decreased to 66.2% compared to 69.1% in the previous year due to a combination of product mix and a focus on delivering more affordable product to combat high interest rates.

Residential units gross margin for the year ended December 31, 2024 increased to 33.8%, compared to 30.9% for the year ended December 31, 2023. The increase in residential units gross margin is primarily due to limited competition in our infill and infill-adjacent community sites, our self-development strategy, our high growth primary markets of DFW and Atlanta, our infill locations, and our expertise in site selection.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	%
Lots revenue	$14,723	$7,426	$7,297	98.3%
Land revenue	14,084	1,029	13,055	1,268.7%
Land and lots revenue	$28,807	$8,455	$20,352	240.7%
Lots closed	185	73	112	153.4%
Average sales price of lots closed	$79.6	$101.7	$(22.1)	(21.7)%
From time to time we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue increased by 98.3% during the year ended December 31, 2024, driven by a 153.4% increase in the number of lots closed partially offset by a 21.7% decrease in the average lot price. Land revenue represents sales of two tracts of commercial land during the year ended December 31, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2024	2023	2024	2023
Builder operations	$218,200	$192,827
Corporate, other and unallocated (income) expense	8,084	(254)
Net builder operations	226,284	192,573	10.9%	10.9%
Land development	282	404	1.0%	5.1%
Total selling, general and administrative expenses	$226,566	$192,977	10.8%	10.9%
Selling, general and administrative expense as a percentage of revenue was 10.8% for the year ended December 31, 2024, which is substantially in line with 10.9% for the year ended December 31, 2023.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations remained flat year over year. Builder operations expenditures include salaries, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2024 was $8.1 million, compared to income of $0.3 million for the year ended December 31, 2023. The increase was driven by incentive compensation and charitable donations during the year ended December 31, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $5.1 million, or 69.6%, for the year ended December 31, 2024, compared to $16.7 million for the year ended December 31, 2023. This decrease is mainly due to the sale of our ownership interest in Challenger during the three months ended March 31, 2024, wherein, we recognized only one month of net earnings from this investment during 2024 compared to twelve months in the prior year. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $29.8 million for the year ended December 31, 2024, compared to $19.4 million for the year ended December 31, 2023. The change was primarily due to a $10.7 million gain in the sale of our investment in Challenger.

Income Tax Expense
Income tax expense increased to $94.7 million for the year ended December 31, 2024 from $84.6 million for the year ended December 31, 2023. The increase was substantially due to higher taxable income partially offset by investment tax credits purchased at a discount and an income tax benefit for equity compensation deductions. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the Company’s income tax expense for the year ended December 31, 2024.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
For discussion and analysis of our results of operations for the year ended December 31, 2023 as well as for comparison to our results of operations for the year ended December 31, 2022, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of December 31, 2024 and December 31, 2023. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies and approved by land committee for which we do not hold title, but have the contractual right to acquire title.

	December 31, 2024			December 31, 2023
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	3,932	790	4,722	4,014	964	4,978
Lots in communities under development	22,524	1,670	24,194	9,122	1,335	10,457
Land held for future development (1)	3,800	—	3,800	8,366	—	8,366
Total lots owned	30,256	2,460	32,716	21,502	2,299	23,801

Lots controlled
Lots under option contracts	806	—	806	1,169	—	1,169
Land under option for future development	1,091	349	1,440	1,710	460	2,170
Lots under option through unconsolidated development joint ventures	2,614	255	2,869	1,210	331	1,541
Total lots controlled	4,511	604	5,115	4,089	791	4,880
Total lots owned and controlled (2)	34,767	3,064	37,831	25,591	3,090	28,681
Percentage of lots owned	87.0%	80.3%	86.5%	84.0%	74.4%	83.0%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Total lots owned (1)	32,716	23,801
Land under option for future acquisition and development	1,440	2,170
Lots under option through unconsolidated development joint ventures	2,869	1,541
Total lots self-developed	37,025	27,512
Self-developed lots as a percentage of total lots owned and controlled (1)	97.9%	95.9%

(1) Total lots owned includes finished lot purchases, which were less than 1.4% of total lots self-developed as of December 31, 2024.

Liquidity and Capital Resources Overview
As of December 31, 2024 and December 31, 2023, we had $141.5 million and $179.8 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities.

Our principal uses of capital for the year ended December 31, 2024 were home construction, land purchases, land development, operating expenses, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Effective February 1, 2024, we sold our ownership interest in GB Challenger, LLC (“Challenger”) to the entity that already held the controlling interest in Challenger for approximately $64.0 million in cash. We used the proceeds from the transaction for investment in and expansion of opportunities with those builders in which we hold a controlling or one-hundred percent (100%) ownership interest, particularly including the growth and expansion of our Trophy brand in the DFW, Austin and Houston markets and launching our wholly owned mortgage company.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 17.2% as of December 31, 2024.

Additionally, as of December 31, 2024, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 10.7%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of approximately 20%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of December 31, 2024 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$336,606	$(141,543)	$195,063
Total Green Brick Partners, Inc. stockholders’ equity	1,625,415	—	1,625,415
Total capitalization	$1,962,021	$(141,543)	$1,820,478

Debt to total capitalization ratio	17.2%	—	—
Net debt to total capitalization ratio	—	—	10.7%

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and provided by borrowings during the year ended December 31, 2024.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

•Operating activities. Net cash provided by operating activities for the year ended December 31, 2024 was $25.9 million, compared to $213.3 million during the year ended December 31, 2023. The net cash inflows for the year ended December 31, 2024 were primarily generated from business operations of $417.2 million offset by an increase in inventory of $403.3 million.

•Investing activities. Net cash provided by investing activities for the year ended December 31, 2024 was $27.8 million compared to net cash used of $13.3 million during the year ended December 31, 2023. The cash inflows for the year ended December 31, 2024 were primarily from proceeds of $64.0 million from the sale of our interest in Challenger in February 2024, partially offset by $31.8 million used in other investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the year ended December 31, 2024 was $93.5 million, compared to a $93.8 million during the year ended December 31, 2023. The cash outflows for the year ended December 31, 2024 were primarily related to share repurchases of $48.4 million, net borrowings on our lines of credit of $25.0 million, and repayments of our senior unsecured notes of $37.5 million.

For discussion and analysis our cash flows for the year ended December 31, 2023 as well as for comparison to our cash flows for the year ended December 31, 2022, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Instruments
Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	25,000	—
Debt issuance costs, net of amortization	(2,355)	(2,328)
Total borrowings on lines of credit, net	$22,645	$(2,328)

Secured Revolving Credit Facility – As of December 31, 2024 and 2023, we had no outstanding amounts under our Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. As amended, this credit agreement matures on May 1, 2025 and carries a minimum interest rate of 3.15%.

Unsecured Revolving Credit Facility – As of December 31, 2024, we had $25 million outstanding under our Unsecured Revolving Credit facility compared no amounts outstanding as of December 31, 2023. On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to this credit agreement which adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30 million in new commitments, thereby increasing total commitments to $330 million. The maturity of all commitments under the facility were extended to December 14, 2027.

Senior Unsecured Notes - As of December 31, 2024, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $299.1 million as of December 31, 2024, compared to $336.2 million as of December 31, 2023, respectively, net of issuance costs.
•In August 2019, we issued $75.0 million of senior unsecured notes (the “2026 Notes”) of which $62.5 million was outstanding as of December 31, 2024. Interest accrues at an annual rate of 4.0% and is payable quarterly. Principal on the 2026 Notes of $12.5 million is due on August 8, 2025 and the remaining principal amount of $50.0 million is due on August 8, 2026.
•In August 2020, we issued $37.5 million of senior unsecured notes (the “2027 Notes”). Interest accrues at an annual rate of 3.35% and is payable quarterly. Principal on the 2027 Notes is due on August 26, 2027.
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”) of which $100.0 million was outstanding as of December 31, 2024. Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2025, 2026, 2027, and 2028.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2024. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of December 31, 2024, our interest coverage on a last 12 months’ basis was 34.76 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,010.7 million. As of December 31, 2024, our Consolidated Tangible Net Worth was $1,621.9 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of December 31, 2024, we had a rolling average ratio of 18.0%.

As of December 31, 2024, we believe that our cash on hand, capacity available under our lines of credit, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For more detailed information on our lines of credit, refer to Note 8 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Preferred Equity
As of December 31, 2024 and December 31, 2023 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During each of the years ended December 31, 2024 and 2023, we paid dividends of $2.9 million on the Series A Preferred Stock. During the year ended December 31, 2022, we paid dividends of $2.8 million. On February 17, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2025 to stockholders of record as of March 1, 2025.

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

To a much lesser extent due to limited availability in our market of true lot developers, we also utilize option contracts with lot sellers as a method of acquiring lots in staged takedowns, which are the schedules that dictate when lots must be purchased to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Lot option contracts generally require us to pay a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices that typically include escalations in lot prices over time.

Our utilization of lot option contracts is dependent on, among other things, the availability of lot developers willing to enter into these arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting the earnest money deposit with no further financial responsibility to the seller.

As of December 31, 2024, we had earnest money deposits of $9.7 million at risk associated with contracts to purchase 2,975 lots past feasibility studies with an aggregate purchase price of approximately $160.3 million.

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

For our builder operations segments, during each reporting period, contribution margins on closed homes and homes under construction, and forecasted margins for future starts are reviewed at a community level by management. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to our “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest rate sensitive. A significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing because overall housing demand is adversely affected by increases in interest rates. Higher interest rates could adversely affect our revenues, gross margins and net income.

Our lines of credit have variable interest rates that are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2024, we had $25.0 million outstanding under our revolving credit facilities.

For fixed rate debt, such as our senior unsecured notes, changes in interest rates have an impact on the fair value of the debt instrument, not on our earnings or cash flows.

The following table provides information about our significant fixed rate instruments that are sensitive to changes in interest rates. Our debt obligations, annual maturity amounts, weighted average interest rates, and estimated fair market value of our senior unsecured notes for the year ended December 31, 2024 are summarized below (amounts in thousands):

	Years ended December 31,
	2025	2026	2027	2028	2029	Total	Fair Value at December 31, 2024
Liabilities:
Senior unsecured notes
Principal repayments	37,500	75,000	62,500	55,000	70,000	300,000	$287,200
Weighted Average interest rate	3.42%	3.37%	3.27%	3.25%	3.25%	3.34%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $1,938 million as of December 31, 2024. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

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

Dallas, Texas
February 26, 2025

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$141,543	$179,756
Restricted cash	18,153	19,703
Receivables	13,858	10,632
Inventory	1,937,732	1,533,223
Investments in unconsolidated entities	60,582	84,654
Right-of-use assets - operating leases	7,242	7,255
Property and equipment, net	6,551	7,054
Earnest money deposits	13,629	16,619
Deferred income tax assets, net	13,984	15,306
Intangible assets, net	282	367
Goodwill	680	680
Other assets	35,758	27,583
Total assets	$2,249,994	$1,902,832
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$59,746	$54,321
Accrued expenses	110,068	96,457
Customer and builder deposits	37,068	43,148
Lease liabilities - operating leases	8,343	7,898
Borrowings on lines of credit, net	22,645	(2,328)
Senior unsecured notes, net	299,090	336,207
Notes payable	14,871	12,981
Total liabilities	551,831	548,684
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	44,709	36,135
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 44,498,097 issued and outstanding as of December 31, 2024 and 45,005,175 issued and outstanding as of December 31, 2023, respectively	445	450
Additional paid-in capital	244,653	255,614
Retained earnings	1,332,714	997,037
Total Green Brick Partners, Inc. stockholders’ equity	1,625,415	1,300,704
Noncontrolling interests	28,039	17,309
Total equity	1,653,454	1,318,013
Total liabilities and equity	$2,249,994	$1,902,832

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Residential units revenue	$2,070,136	$1,769,255	$1,703,951
Land and lots revenue	28,807	8,455	53,842
Total revenues	2,098,943	1,777,710	1,757,793
Cost of residential units	1,370,888	1,223,079	1,196,914
Cost of land and lots	24,534	6,449	37,854
Total cost of revenues	1,395,422	1,229,528	1,234,768
Total gross profit	703,521	548,182	523,025
Selling, general and administrative expenses	(226,566)	(192,977)	(163,943)
Equity in income of unconsolidated entities	5,083	16,742	25,626
Other income, net	29,842	19,366	11,757
Income before income taxes	511,880	391,313	396,465
Income tax expense	94,725	84,638	82,468
Net income	417,155	306,675	313,997
Less: Net income attributable to noncontrolling interests	35,572	22,049	22,097
Net income attributable to Green Brick Partners, Inc.	$381,583	$284,626	$291,900

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$8.51	$6.20	$6.07
Diluted	$8.45	$6.14	$6.02
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	44,508	45,446	47,648
Diluted	44,839	45,917	47,987

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,151,911	$512	2,000	$47,696	(391,939)	$(3,167)	$289,641	$539,866	$874,548	$14,146	$888,694
Issuance of common stock under the 2014 Omnibus Equity Incentive Plan, net of forfeitures	163,932	1	—	—	—	—	2,751	—	2,752	—	2,752
Withholdings from vesting of restricted stock awards	(46,415)	—	—	—	—	—	(1,074)	—	(1,074)	—	(1,074)
Amortization of deferred share-based compensation	—	—	—	—	—	—	811	—	811	—	811
Dividends	—	—	—	—	—	—		(2,812)	(2,812)	—	(2,812)
Stock repurchases	—	—	—	—	(4,844,559)	(101,463)	—	—	(101,463)	—	(101,463)
Retirement of treasury shares	(5,236,498)	(53)	—	—	5,236,498	104,630	(29,964)	(74,613)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,755)	—	(2,755)	—	(2,755)
Distributions	—	—	—	—	—	—	—	—	—	(10,718)	(10,718)
Net income	—	—	—	—	—	—	—	291,900	291,900	17,480	309,380
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—	$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock under the 2014 Omnibus Equity Incentive Plan, net of forfeitures	209,664	2	—	—	—	—	5,231	—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)	—	—	—	—	(1,976)	—	(1,977)	—	(1,977)
Amortization of deferred share-based compensation	—	—	—	—	—	—	1,804	—	1,804	—	1,804
Dividends	—	—	—	—	—	—	—	(2,875)	(2,875)	—	(2,875)
Stock repurchases	—	—	—	—	(1,177,562)	(45,777)	—	—	(45,777)	—	(45,777)
Retirement of treasury shares	(1,177,562)	(11)	—	—	1,177,562	45,777	(6,711)	(39,055)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,144)	—	(2,144)	—	(2,144)
Expiration of prepaid offering costs	—	—	—	(93)	—	—	—	—	(93)	—	(93)
Distributions	—	—	—	—	—	—	—	—	—	(19,056)	(19,056)
Net income	—	—	—	—	—	—	—	284,626	284,626	15,457	300,083
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock under the 2014 and 2024 Omnibus Equity Incentive Plans, net of forfeitures	638,928	7	—	—	—	—	5,843	—	5,850	—	5,850
Withholdings from vesting of restricted stock awards	(285,347)	(3)			—	—	(11,334)	—	(11,337)	—	(11,337)
Amortization of deferred share-based compensation	—	—	—	—	—	—	2,549	—	2,549	—	2,549
Dividends	—	—	—	—	—	—	—	(2,875)	(2,875)	—	(2,875)
Stock repurchases		—	—	—	(860,659)	(48,035)	—	130	(47,905)	—	(47,905)
Retirement of treasury shares	(860,659)	(9)	—	—	860,659	48,035	(4,865)	(43,161)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Distributions	—	—	—	—	—	—	—	—	—	(16,785)	(16,785)
Net income	—	—	—	—	—	—	—	381,583	381,583	27,515	409,098
Balance at December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$417,155	$306,675	$313,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,879	3,545	2,367
Loss (gain) on disposal of property and equipment, net	74	207	(377)
Share-based compensation expense	8,402	6,753	3,477
Deferred income taxes, net	1,321	1,142	(707)
Equity in income of unconsolidated entities	(5,083)	(16,742)	(25,626)
Gain on sale of investment in unconsolidated entity	(10,718)	—	—
Allowances for option deposits and pre-acquisition costs	284	64	966
Distributions of income from unconsolidated entities	7,670	11,859	11,483
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,226)	(5,344)	1,583
Increase in inventory	(403,312)	(109,243)	(217,598)
Decrease in earnest money deposits	2,990	7,290	2,021
Increase in other assets	(8,002)	(14,875)	(1,550)
Increase in accounts payable	5,426	2,517	6,122
Increase in accrued expenses	14,131	5,459	30,017
(Decrease) increase in customer and builder deposits	(6,079)	14,035	(35,498)
Net cash provided by operating activities	25,912	213,342	90,677
Cash flows from investing activities:
Investments in unconsolidated entities	(31,757)	(5,547)	(4,465)
Proceeds from sale of investment in unconsolidated entity	63,960	—	—
Purchase of property and equipment, net of disposals	(4,365)	(7,802)	(2,012)
Net cash provided by (used in) investing activities	27,838	(13,349)	(6,477)
Cash flows from financing activities:
Borrowings from lines of credit	106,000	22,000	420,000
Repayments of lines of credit	(81,000)	(42,000)	(402,000)
Repayments of senior unsecured notes	(37,500)	—	—
Proceeds from notes payable	14,871	63	14,472
Repayments of notes payable	(12,981)	(1,704)	(60)
Payments of debt issuance costs	(841)	(638)	(829)
Payments of withholding tax on vesting of restricted stock awards and stock option exercises	(11,337)	(1,977)	(1,074)
Repurchases of common stock	(48,428)	(45,777)	(101,463)
Dividends paid	(2,875)	(2,875)	(2,812)
Proceeds from reallocation of shares of common stock by large stockholder	70,347	—	—
Distributions for reallocation of shares of common stock by large stockholder	(70,347)	—	—
Distributions to redeemable noncontrolling interest	(2,637)	(1,840)	—
Distributions to noncontrolling interests	(16,785)	(19,056)	(10,718)
Net cash used in financing activities	(93,513)	(93,804)	(84,484)
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,763)	106,189	(284)
Cash and cash equivalents and restricted cash, beginning of period	199,459	93,270	93,554
Cash and cash equivalents and restricted cash, end of period	$159,696	$199,459	$93,270

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$83,609	$90,535	$85,445
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

The Company evaluated its wholly-owned subsidiaries and controlled builder under ASC 810, Consolidation (“ASC 810”) and concluded that its controlled builder is a VIE. The Company owns a 50% equity interest and a 51% voting interest in its controlled builder. In addition, the Company appoints two of the three board managers of its controlled builder and is able to exercise control over its operations. The Company accounts for its controlled builder under the variable interest model and is the primary beneficiary of its controlled builder in accordance with ASC 810.

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

Receivables

Receivables consist of amounts collectible from manufacturing rebates earned by our homebuilders during the normal course of business, receivables related to land development joint ventures, amounts collectible from third-party escrow agents related to closings on land, lots and homes, and amounts collectible related to mechanic’s lien contracts. As of December 31, 2024 all amounts are considered fully collectible and no allowance for credit losses was recorded. Any allowance for credit losses is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written off in the period that they are deemed uncollectible.

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

Inventory costs for completed homes are expensed upon closing and delivery of the homes. Changes to estimated total land development costs subsequent to initial home closings in a community are generally allocated to the unclosed homes and lots in the community on a pro-rata basis. The life cycle of a community generally ranges from a couple of years to eight or more years, depending on the number of lots, product lines, and sales pace of each community, commencing with the acquisition of land, continuing through the land development phase, construction, and concluding with the sale and delivery of homes. We recognize costs as incurred on our mechanic’s lien contracts.

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

Property and Equipment, Net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of assets range from 1 to 8 years. Repairs and maintenance are expensed as incurred.

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

Warranties

The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a six-to-eight-year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, plumbing, heating, ventilation, and air conditioning parts and labor. The Company accrues an estimate of its exposure to warranty claims based on both current and historical home closings data and warranty costs incurred. A warranty accrual is made with the closing of a home and it is included within accrued expenses on the consolidated balance sheets. Any legal costs associated with loss contingencies related to warranties are expensed as incurred.

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

The Company does not sell warranties outside of the customary workmanship warranties provided on homes or developed lots at the time of sale. The warranties offered to homebuyers are short term, with the exception of six-to-eight-year structural warranties. As these are assurance-type warranties, there is no separate performance obligation related to warranties provided to homebuyers or homebuilders.

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

The Company also pays builder incentives to employees which are based on the time it takes to build individual homes, as well as quality inspection completion and customer satisfaction. The builder incentives do not represent incremental costs that would require capitalization as we would incur these costs whether or not we sold the home. As such, we recognize builder incentives as expense at the time they are incurred and paid. These builder incentives are included in selling, general and administrative expenses in our consolidated statements of income.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2024, 2023 and 2022 totaled $3.1 million, $2.4 million and $1.2 million, respectively.

Interest Expense

Interest expense consists primarily of interest costs incurred on our debt that are not capitalized, and amortization of debt issuance costs. We capitalize interest costs incurred to inventory during development and other qualifying activities. Debt issuance costs are capitalized to inventory over the term of the underlying debt using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable, in accordance with our interest capitalization policy. All interest costs were capitalized during the years ended December 31, 2024, 2023 and 2022.

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

Cost Recognition

Lot acquisition, materials, direct costs, interest and indirect costs related to the acquisition, development, and construction of lots and homes are capitalized. Direct costs of developing residential lots are allocated evenly to all applicable lots. Indirect construction cost allocations are based on projected final costs, which are the higher of budgeted or actual amounts plus open commitments, then allocated to each home as it closes. Capitalized costs of residential lots are expensed when the related revenue is recognized. Non-capitalizable costs in connection with developed lots and completed homes and other selling and administrative costs are expensed when incurred.

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

The Company identifies its CODM as three key executives - the Chief Executive Officer, the Chief Financial Officer, and the Chief Operating Officer. In determining the reportable segments, the CODM considers similar economic and other characteristics, including geography, class of customers, product types, and production processes. The key areas of focus by CODM for the allocation of resources are revenues from each reportable segment, gross profit, payroll related costs, and operating expenses.

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

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new guidance on a retrospective basis on January 1, 2024. See Note 12.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

2. INTANGIBLE ASSETS, GOODWILL, AND REDEEMABLE NONCONTROLLING INTEREST

Intangible Assets

Intangible assets were recognized related to the acquired trade name from the GRBK GHO Homes business combination. The Company holds an 80% controlling interest in this Florida-based partnership. The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.6 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively.

The estimated amortization expense related to the acquired trade name for each of the next four years as of December 31, 2024 is as follows (in thousands):

2025	$85
2026	85
2027	85
2028	27
Total	$282

Goodwill

Pursuant to this acquisition, the Company recognized goodwill of $0.7 million. The Company performed its annual goodwill impairment testing during the fourth quarter of 2024 by completing a qualitative assessment of its Southeast reporting unit, which included the review of macroeconomic conditions and financial performance of the reporting unit, among others. Through this assessment, the Company determined that the carrying amount of the Southeast reporting unit does not exceed its fair value. The Company did not record any goodwill impairments during the years ended December 31, 2024, 2023 and 2022.

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

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$36,135	$29,239
Net income attributable to redeemable noncontrolling interest partner	8,057	6,592
Distributions of income to redeemable noncontrolling interest partner	(2,637)	(1,840)
Change in fair value of redeemable noncontrolling interest	3,154	2,144
Redeemable noncontrolling interest, end of period	$44,709	$36,135

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
The aggregated carrying amounts of assets and liabilities of TPG were $201.5 million and $167.3 million, respectively, as of December 31, 2024 and $196.1 million and $178.6 million, respectively, as of December 31, 2023. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of this controlled builder have no recourse against the Company.

Unconsolidated VIEs

Refer to Note 5 for information on the Company’s VIE evaluation of its joint ventures with EJB River Holdings, LLC, GBTM Sendera, LLC, Rainwater Crossing Single-Family, LLC, and TMGB Magnolia Ridge, LLC.

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

As of December 31, 2024 and 2023, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land sale or lot option contracts as of December 31, 2024 and 2023.

4. INVENTORY

A summary of inventory is as follows (in thousands):

	December 31, 2024	December 31, 2023
Land and lots - developed and under development	$1,234,532	$921,241
Homes completed or under construction	678,198	559,488
Land held for future development(1)	14,481	48,991
Land held for sale	10,521	3,503
Total inventory	$1,937,732	$1,533,223

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of December 31, 2024, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. During the year ended December 31, 2024, the Company recorded $3.7 million of impairments to reduce the carrying value of the respective inventory to fair value. This impairment charge was included in cost of revenues in our consolidated statements of income.

For the year ended December 31, 2023, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value. For the year ended December 31, 2022, the Company recorded a $6.0 million impairment charge to reduce the carrying value of certain land held for future development to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest capitalized at beginning of period	$24,126	$22,752	$19,950
Interest incurred	13,910	14,628	16,454
Interest charged to cost of revenues	(11,416)	(13,254)	(13,652)
Interest capitalized at end of period	$26,620	$24,126	$22,752

Capitalized interest as a percentage of inventory	1.4%	1.6%	1.6%

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

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2024	December 31, 2023
GBTM Sendera, LLC	$21,985	$19,866
Rainwater Crossing Single-Family, LLC	18,633	—
EJB River Holdings, LLC	12,288	10,867
TMGB Magnolia Ridge, LLC	7,006	—
BHome Mortgage, LLC	670	1,255
GB Challenger, LLC (1)	—	52,666
Total investment in unconsolidated entities	$60,582	$84,654

(1) The Company sold its 49.9% ownership interest in GB Challenger, LLC (“Challenger”) effective February 1, 2024.

GBTM Sendera, LLC
In August 2020, the joint venture GBTM Sendera, LLC (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) to acquire and develop a tract of land in Fort Worth, Texas. Each party holds a 50% ownership interest in GBTM Sendera and share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees. The Company made capital contributions of $2.0 million, $5.0 million, and $3.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Following our analysis of GBTM Sendera’s operating agreement, the Company determined that GBTM Sendera is not a VIE as the joint venture’s equity at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support from its members.

As of December 31, 2024, the carrying amount of GBTM Sendera assets and liabilities were $47.6 million and $6.8 million, respectively. As of December 31, 2024, the Company’s maximum exposure to loss as a result of this joint venture was $22.0 million, representing the Company’s investment in GBTM Sendera.

Rainwater Crossing Single-Family, LLC
In February 2024, GRBK Edgewood, LLC (“GRBK Edgewood”) established a joint venture (“JV”), Rainwater Crossing Single-Family, LLC (“Rainwater Crossing”), with Rainwater Single Family S-CORP, LLC to develop a tract of land in Celina, Texas. Both parties hold a 50% ownership interest in Rainwater Crossing. The Company evaluated the JV agreements and determined that Rainwater Crossing is a VIE, but the Company is not its primary beneficiary. Specifically, the Company determined that it does not direct the activities that most significantly impact the entity’s economic performance as key decisions are subject to the approval of a management committee where both members are equally represented.

As of December 31, 2024, the carrying amounts of assets and liabilities of Rainwater Crossing were $35.6 million and $13.9 million, respectively. As of December 31, 2024, the Company’s maximum exposure to loss as a result from its involvement with Rainwater Crossing was approximately $30.6 million, representing its $18.6 million investment and the Company’s remaining commitment to contribute to the joint venture $12.0 million in quarterly payments through March 31, 2029. The Company is also required to fund the remaining development costs related to this project.

EJB River Holdings, LLC
In December 2018, the joint venture EJB River Holdings, LLC (“EJB”) was formed by TPG to acquire and develop a tract of land in Gwinnett County, Georgia. In May 2019, East Jones Bridge, LLC was admitted as a member, which resulted in TPG having a 50% ownership interest in EJB.

Following our analysis of the provisions in the EJB’s operating agreement, the Company determined that EJB is a VIE, but that we are not the primary beneficiary. Specifically, the Company does not direct the activities that most significantly impact the entity’s economic performance as key decisions are subject to the approval of a management committee where both members are equally represented.

As of December 31, 2024, the carrying amounts of assets and liabilities of EJB were $25.1 million and $0.5 million, respectively. As of December 31, 2024 the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $12.3 million, representing the Company’s investment in EJB.

TMGB Magnolia Ridge, LLC

In September 2024, TMGB Magnolia Ridge, LLC (“Magnolia Ridge”) was formed by GRBK Edgewood and TM Magnolia Ridge, LLC (“TM Magnolia Ridge”) with the purpose to acquire and develop a tract of land in Denton County, Texas. Both parties hold a 50% ownership interest in Magnolia Ridge. Per the Magnolia Ridge company agreement, GRBK Edgewood and TM Magnolia Ridge share equally in the profits and losses of Magnolia Ridge, with the exception of certain customary fees. Following the analysis of the above facts and provisions of the Magnolia Ridge company agreement, the Company determined that Magnolia Ridge is not a VIE as the joint venture’s equity at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support from its members.

As of December 31, 2024, the carrying amounts of assets and liabilities of Magnolia Ridge were $22.8 million and $8.8 million, respectively. As of December 31, 2024, the Company’s maximum exposure to loss as a result of its involvement with Magnolia Ridge was $29.5 million representing the Company’s investment in Magnolia Ridge of $7.0 million and up to a $22.5 million completion guarantee on the JV’s revolving loan to fund its development activities.

BHome Mortgage, LLC
As of December 31, 2024, BHome Mortgage, a joint venture the Company established to provide mortgage related services to homebuyers, substantially ceased its operations. The Company owns a 49% equity interest in BHome Mortgage and it expects a de minimis loss upon dissolution of this joint venture.

GB Challenger, LLC
Effective February 1, 2024, the Company sold its 49.9% ownership interest in Challenger, a homebuilder that constructs townhouses, single family homes, and luxury patio homes in Colorado Springs and Denver, Colorado. The Company received approximately $64.0 million in cash from this sale which included a $10.7 million gain in the sale of this investment. The Company used the proceeds from the transaction for investment in and expansion of opportunities with those builders in which it holds a controlling or one-hundred percent (100%) ownership interest, particularly including the growth and expansion of its Trophy brand in the DFW, Austin and Houston markets.

The Company recognized $0.9 million, $10.9 million, and $20.9 million, related to Challenger in equity in income of unconsolidated entities during the years ended December 31, 2024, 2023, and 2022, respectively.

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

		December 31, 2024	December 31, 2023
Assets:
Cash		$7,334	$23,549
Accounts receivable		488	4,207
Bonds and notes receivable		12,038	2,838
Loans held for sale, at fair value		—	7,452
Inventory		111,771	182,550
Other assets		1,738	6,425
Total assets		$133,369	$227,021
Liabilities:
Accounts payable		$6,280	$7,151
Accrued expenses and other liabilities		1,369	10,265
Notes payable		23,194	49,701
Total liabilities		$30,843	$67,117
Owners’ equity:
Green Brick		$58,312	$80,968
Others		44,214	78,936
Total owners’ equity		$102,526	$159,904
Total liabilities and owners’ equity		$133,369	$227,021

	Years Ended December 31,
	2024	2023	2022
Revenues	$49,124	$270,322	$301,818
Costs and expenses	38,875	236,038	250,240
Net earnings of unconsolidated entities	$10,249	$34,284	$51,578
Company’s share in net earnings of unconsolidated entities	$5,083	$16,742	$25,626

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
GB Challenger, LLC	$929	$10,921	$20,921
EJB River Holdings, LLC	2,421	2,812	2,424
BHome Mortgage, LLC	1,733	3,009	1,548
Green Brick Mortgage, LLC	—	—	733
Total net earnings from unconsolidated entities	$5,083	$16,742	$25,626

During the years ended December 31, 2024, 2023, and 2022, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Model home furnishings and capitalized sales office costs	$10,566	$9,645
Office furniture and equipment	1,089	943
Leasehold improvements	2,357	2,361
Computers and equipment	477	381
Vehicles and field trailers	1,531	1,452
Property and equipment, at cost	16,020	14,782
Less: accumulated depreciation	(9,469)	(7,728)
Total property and equipment, net	$6,551	$7,054

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 totaled $4.8 million, $3.5 million, and $2.3 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	December 31, 2024	December 31, 2023
Real estate development reserve to complete (1)	$31,043	$26,063
Accrued compensation	20,309	14,960
Warranty reserve	17,373	23,474
Accrued property tax payable	10,973	5,003
Other accrued expenses	30,370	26,957
Total accrued expenses	$110,068	$96,457

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Warranty reserve, beginning of period	$23,474	$17,945
Warranties issued	12,618	10,307
Changes in liability for existing warranties	387	433
Change in accounting estimate (1)	(13,178)	—
Payments made	(5,928)	(5,211)
Warranty reserve, end of period	$17,373	$23,474

(1) During the year ended December 31, 2024, the Company reassessed its warranty accrual estimate based on historical data and recent trends. As a result, the Company recognized a decrease in its warranty accrual estimate, reducing the warranty liability by approximately $13.2 million ($10.7 million net of tax) in the year ended December 31, 2024, or $0.24 per share (basic and diluted). This adjustment was primarily due to improvements in construction quality, resulting in lower warranty spend than previously estimated, along with reducing our structural warranty period from 10 years to 6 to 8 years, depending on the market.

8. DEBT

The aggregated annual principal payments under the borrowings on lines of credit, senior unsecured notes, and notes payable over the next five years and thereafter as of December 31, 2024 are as follows (in thousands):

2025	$37,500
2026	89,871
2027	87,500
2028	55,000
2029	70,000
Total	$339,871

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	25,000	—
Debt issuance costs, net of amortization	(2,355)	(2,328)
Total borrowings on lines of credit, net	$22,645	$(2,328)

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. Amounts outstanding under the Secured Revolving Credit Facility are secured by mortgages on real property and security interests in certain personal property (to the extent that such personal property is connected with the use and enjoyment of the real property) that is owned by certain of the Company’s subsidiaries. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date. On February 9, 2022, the Company entered into the Eighth Amendment to the Secured Revolving Credit Facility to extend its maturity date to May 1, 2025 and to reduce the minimum interest rate from 4.00% to 3.15%. All other material terms of the Secured Revolving Credit Facility, as amended, remain unchanged.

As of December 31, 2024, we had no letters of credit outstanding to reduce the aggregate maximum commitment amount of $35.0 million.

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

No fees or other debt issuance costs were incurred during the years ended December 31, 2024 and 2023, associated with the Secured Revolving Credit Facility. During the year ended December 31, 2022, de minimis fees and other issuance costs were incurred associated with the Secured Revolving Credit Facility amendment. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company subjects these costs to analysis for capitalization to inventory over the term of the Secured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2024.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to this credit agreement which adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30.0 million in new commitments, thereby increasing total commitments to $330.0 million. The maturity of all commitments under the facility were extended to December 14, 2027.

Outstanding advances under the Unsecured Revolving Credit Facility accrue interest at the benchmark rate plus the Applicable Rate (as defined in the Unsecured Revolving Credit Facility). The Applicable Rate is based upon the leverage ratio of the last day of the most recently ended fiscal quarter. Interest on amounts borrowed under the Unsecured Revolving Credit Facility is payable in arrears on a monthly basis. The Company pays the lenders a commitment fee on the amount of the unused commitments on a monthly basis at a rate per annum equal to the Commitment Fee Rate (as defined in the Unsecured Revolving Credit Facility). The Commitment Fee Rate is based upon the leverage ratio of the most recently ended fiscal quarter. As of December 31, 2024, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 6.61% per annum.

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

Fees and other debt issuance costs of $0.8 million, $0.6 million and $0.7 million were incurred during the years ended December 31, 2024, 2023 and 2022, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2024.

Warehouse Facilities
As of December 31, 2024, GRBK Mortgage, a wholly owned subsidiary of the Company, had warehouse facilities to fund its origination of mortgage loans as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	December 31, 2024
October 31, 2025	$40,000	$—
December 18, 2025	40,000	—
	$80,000	$—
During the year ended December 31, 2024, GRBK Mortgage entered into two uncommitted warehouse facility agreements (the “Warehouse Facilities”) to finance its origination of mortgage loans. The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2%. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of December 31, 2024.

No fees or other debt issuance costs were incurred during the year ended December 31, 2024 associated with the Warehouse Facilities. As of December 31, 2024, no amounts were outstanding under the Warehouse Facilities.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$62,500	$75,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	100,000	125,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(910)	(1,293)
Total senior unsecured notes, net	$299,090	$336,207

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

Under the terms of the Senior Unsecured Notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2024.

9. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2024, there were 44,498,097 shares of common stock issued outstanding.

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
As of December 31, 2024, there were 2,000 shares of 5.75% Series A Cumulative Perpetual Preferred Stock outstanding. The Company pays cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board of Directors, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears.

The Company has the option to redeem the shares, in whole or in part, at a redemption price equal to $25,000 per share on or after December 23, 2026, which is the fifth anniversary of the date of issuance of the Series A Preferred Stock, or upon change of control. Unless the Company decides to exercise the redemption option, upon the occurrence of a change of control, preferred stockholders will have the right to convert some or all of the Series A Preferred Stock into a number of shares of the Company’s common stock equal to the lesser of (i) the quotient obtained by dividing (A) the sum of (x) the liquidation preference to be converted, plus (y) the amount per such share equal to any accrued and unpaid dividends, by (B) the common stock price, and (ii) 1.7059.

The following table presents a summary of the perpetual preferred stock outstanding at December 31, 2024 and 2023 (dollars in thousands):

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

Dividends

Dividends paid on our Series A preferred stock were $2.9 million during each of the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we paid dividends of $2.8 million on the Series A Preferred Stock.

On February 17, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 15, 2025 to stockholders of record as of March 1, 2025.

Share Repurchase Programs

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

During the years ended December 31, 2024 and 2023, the Company repurchased 65,481 and 1,777,562 shares, respectively, for approximately $3.4 million and $45.3 million, excluding excise tax. The repurchased shares were subsequently retired. The Company completed the repurchases under the 2022 Repurchase Plan on March 15, 2024.

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

During the year ended December 31, 2024, the Company repurchased 795,178 shares for approximately $44.1 million, excluding excise tax. As of December 31, 2024, the remaining dollar value of shares that may be repurchased under the 2023 Repurchase Plan was $55.9 million, excluding excise tax. As of December 31, 2024, all repurchased shares were retired.

10. SHARE-BASED COMPENSATION

The 2014 Omnibus Equity Incentive Plan and the 2024 Omnibus Incentive Plan, are administered by the Board and allow for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (“RSUs”), stock options and other stock based awards.

On June 11, 2024, the Green Brick Partners, Inc. 2024 Omnibus Incentive Plan (the “2024 Equity Plan”) was approved by the stockholders of the Company. As of June 11, 2024, no further awards may be made under the 2014 Omnibus Equity Incentive Plan.

2024 Omnibus Equity Incentive Plan
The purpose of the 2024 Equity Plan is to attract and retain key personnel and to provide a means whereby current and prospective directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The 2024 Equity Plan will terminate automatically on the tenth anniversary of the date it became effective. No awards will be granted under the 2024 Equity Plan after that date, but awards granted prior to that date may extend beyond that date.

Under the 2024 Equity Plan, awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, SAs, RSAs, PRSUs, other share-based awards and performance compensation awards, may be granted. The maximum number of shares of the Company’s common stock that are authorized and reserved for issuance under the 2024 Equity Plan is 2,750,000 shares plus any shares of Common Stock remaining available for future awards under the 2014 Omnibus Equity Incentive Plan on the date the 2024 Plan was approved by the Company’s shareholders, subject to adjustment for certain corporate events or changes in the Company’s capital structure.

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2024 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 650 employees (including employees of our builders) who are eligible to receive awards under the 2024 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2024 Equity Plan.

If any award under the 2024 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2024 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2024 Equity Plan. As of December 31, 2024, 3,597,183 shares remain available for future grant of awards under the 2024 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2024, 2023 and 2022 the Company granted SAs to executive officers (“EOs”), RSAs to employees and non-employee members of the Board, and PRSUs to employees.

Stock Awards
The SAs granted to EOs were 100% vested and non-forfeitable on the grant date. During the years ended December 31, 2024, 2023 and 2022, the Company withheld 46,386; 59,857, and 46,415 shares, respectively, of common stock from EOs, at a total cost of $2.2 million, $2.0 million, and $1.1 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the awards.

Restricted Stock Awards
The RSAs granted to the Board become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2025 Annual Meeting of Stockholders. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock.

Employee Restricted Stock Awards and Performance Restricted Stock Units
Our employee RSAs and PRUs consist of shares of common stock that are subject to continued employment with the Company through the applicable vesting dates. The RSAs and PRSUs generally have a two-year and three-year cliff vesting period, respectively.

The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively.

A summary of share-based awards activity during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2021	28	$23.21
Granted	171	$22.47
Vested	(153)	$22.17
Forfeited	(8)	$23.84
Unvested, December 31, 2022	38	$23.94
Granted	185	$33.21
Vested	(129)	$31.18
Forfeited	(2)	$32.88
Unvested, December 31, 2023	92	$33.56
Granted	187	$53.05
Vested	(152)	$46.52
Forfeited	(2)	$42.65
Unvested, December 31, 2024	125	$46.84

Stock Options
The stock options outstanding as of December 31, 2023 vested and became exercisable in five substantially equal installments on each of the first five anniversaries of the grant date and expired 10 years after the date on which they were granted. Compensation expense related to these options was expensed on a straight-line basis over the 5-year service period. All stock options were exercised prior to their expiration on October 27, 2024. During the year ended December 31, 2024, the Company withheld 238,961 shares of common stock at a total cost of $12.9 million to cover the option exercise price and the minimum statutory tax withholding obligation for the stock options exercised. No stock options were exercised during the years ended December 31, 2023 and 2022.

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of the stock options. There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

A summary of stock option activity during the year ended December 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2023	500	$7.49	0.82	$22,225
Granted	—	—	—	—
Exercised	(500)	7.49	—	23,160
Forfeited	—	—	—	—
Options outstanding, December 31, 2024	—	$—	—	$—
Options exercisable, December 31, 2024	—	$—	—	$—

Share-Based Compensation Expense
Share-based compensation expense was $8.4 million, $6.8 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2024, 2023, or 2022.

As of December 31, 2024, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRUSs, net of forfeitures, was $2.9 million which is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2024, there was no remaining unamortized share-based compensation expense related to stock options. The total fair value of RSAs vested during the years ended December 31, 2024, 2023 and 2022 was $7.1 million, $4.0 million and $3.4 million, respectively.

11. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2024		2023		2022
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,489,472	$28,807	$1,270,599	$7,980	$1,181,393	$46,479
Southeast	580,664	—	498,656	475	522,558	7,363
Total revenues	$2,070,136	$28,807	$1,769,255	$8,455	$1,703,951	$53,842

Type of Customer
Homebuyers	$2,070,136	$—	$1,769,255	$—	$1,703,951	$—
Homebuilders and Multi-family Developers	—	28,807	—	8,455	—	53,842
Total revenues	$2,070,136	$28,807	$1,769,255	$8,455	$1,703,951	$53,842

Product Type
Residential units	$2,070,136	$—	$1,769,255	$—	$1,703,951	$—
Land and lots	—	28,807	—	8,455	—	53,842
Total revenues	$2,070,136	$28,807	$1,769,255	$8,455	$1,703,951	$53,842

Timing of Revenue Recognition (1)
Transferred at a point in time	$2,069,756	$28,807	$1,767,788	$8,455	$1,696,911	$53,842
Transferred over time	380	—	1,467	—	7,040	—
Total revenues	$2,070,136	$28,807	$1,769,255	$8,455	$1,703,951	$53,842

(1)Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Customer and builder deposits	$37,068	$43,148

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Type of Customer
Homebuyers	$41,402	$26,575
Homebuilders and Multi-Family Developers	900	—
Total deposits recognized as revenue	$42,302	$26,575

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $12.4 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur as follows (in thousands):

2025	$8,443
2026	3,946
Total	$12,389

The timing of lot takedowns is contingent upon a number of factors, including customer needs and demand, the number of lots being purchased, receipt of acceptance of the plat by the municipality, weather-related delays, and agreed-upon lot takedown schedules.

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

Corporate operations are reported as a non-operating segment and include activities that support the Company’s builder operations, land development, title and mortgage operations through the centralization of certain administrative functions, such as finance, treasury, information technology and human resources, as well as development of strategic initiatives. Unallocated corporate expenses are reported in the corporate, other and unallocated segment as these activities do not share a majority of aggregation criteria with either the builder operations or land development segments.

While the operations of Challenger meet the criteria for an operating segment, they do not meet the quantitative thresholds of ASC 280, Segment Reporting (“ASC 280”) to be separately reported and disclosed. As such, Challenger’s results are included within the corporate, other and unallocated segment.

The operations of Green Brick Title, LLC (“Green Brick Title”), GRBK Mortgage, BHome Mortgage, and Green Brick Insurance are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

Operations of EJB River Holdings, GBTM Sendera, Magnolia Ridge, and Rainwater Crossing do not meet the criteria for an operating segment, and they do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these results are included within the corporate, other and unallocated segment.

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues: (1)
Builder operations
Central	$1,489,582	$1,270,599	$1,181,393
Southeast	580,664	499,131	529,921
Total builder operations	2,070,246	1,769,730	1,711,314
Land development	28,697	7,980	46,479
Total revenues	$2,098,943	$1,777,710	$1,757,793

Gross profit:
Builder operations
Central	$524,379	$424,494	$393,697
Southeast	215,002	166,291	156,840
Total builder operations	739,381	590,785	550,537
Land development	4,428	3,268	13,393
Corporate, other and unallocated (2)	(40,288)	(45,871)	(40,905)
Total gross profit	$703,521	$548,182	$523,025

Segment expenses:
Commissions
Builder operations
Central	$73,732	$65,689	$51,154
Southeast	21,089	18,356	17,041
Total builder operations	94,821	84,045	68,195
Land development	—	—	—
Corporate, other and unallocated	—	—	—
Total commissions	$94,821	$84,045	$68,195

Salaries
Builder operations
Central	$43,911	$39,330	$38,079
Southeast	26,826	22,810	22,457
Total builder operations	70,737	62,140	60,536
Land development	—	194	290
Corporate, other and unallocated (3)	(5,246)	(8,766)	(9,488)
Total salaries	$65,491	$53,568	$51,338

Other selling, general and administrative expenses
Builder operations
Central	$37,324	$30,828	$25,647
Southeast	15,319	15,814	12,439
Total builder operations	52,643	46,642	38,086
Land development	283	210	331
Corporate, other and unallocated	13,328	8,512	5,993
Total other expenses	$66,254	$55,364	$44,410

	Years Ended December 31,
	2024	2023	2022

Total segment expenses
Builder operations
Central	$154,967	$135,847	$114,880
Southeast	63,234	56,980	51,937
Total builder operations	218,201	192,827	166,817
Land development	283	404	621
Corporate, other and unallocated	8,082	(254)	(3,495)
Total segment expenses	$226,566	$192,977	$163,943

Interest expense: (4)
Builder operations
Central	$—	$—	$—
Southeast	39,060	34,216	32,323
Total builder operations	39,060	34,216	32,323
Corporate, other and unallocated	(39,060)	(34,216)	(32,323)
Total interest expense	$—	$—	$—

Income before income taxes:
Builder operations
Central	$372,599	$291,307	$281,793
Southeast	154,760	112,582	107,669
Total builder operations	527,359	403,889	389,462
Land development	5,882	5,129	13,062
Corporate, other and unallocated (5)	(21,361)	(17,705)	(6,059)
Income before income taxes	$511,880	$391,313	$396,465

	December 31, 2024	December 31, 2023
Inventory:
Builder operations
Central	$743,490	$645,987
Southeast	318,592	314,087
Total builder operations	1,062,082	960,074
Land development	826,687	529,711
Corporate, other and unallocated (6)	48,963	43,438
Total inventory	$1,937,732	$1,533,223

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings, which for the years ended December 31, 2024, 2023 and 2022 were $0.1 million, $0.5 million and $7.4 million, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.

(3)Corporate, other and unallocated salaries include corporate, Green Brick Mortgage, Green Brick Title, and field salaries that are capitalized and not allocated to operating segments.
(4)Interest expense of Builder operations Southeast segments represents an interest expense charged by the Corporate, other and unallocated segment in relation to financing purchases of land and construction of the Company’s Atlanta builder. Intercompany interest revenue of the Corporate, other and unallocated segment is eliminated in consolidation.
(5)Corporate, other and unallocated loss before income taxes includes results from Green Brick Title, Ventana Insurance, GRBK Mortgage, Green Brick Insurance, and investments in unconsolidated subsidiaries.
(6)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to homes under construction and land under development.

13. INCOME TAXES

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$85,062	$73,299	$73,747
State	8,342	10,197	9,428
Total current income tax expense	93,404	83,496	83,175
Deferred income tax expense (benefit):
Federal	1,192	993	(630)
State	129	149	(77)
Total deferred income tax expense (benefit)	1,321	1,142	(707)
Total income tax expense	$94,725	$84,638	$82,468

Effective Income Tax Rate Reconciliation

The income tax expense differs from the amount that would be computed by applying the statutory federal income tax rates of 21% for each of the years ended December 31, 2024, 2023 and 2022, respectively, to income before income taxes as a result of the following (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Tax on pre-tax book income (before reduction of noncontrolling interests)	$107,494	$82,176	$83,258
Tax effect of non-controlled earnings	(7,470)	(4,630)	(4,640)
State income tax expense, net of federal benefit	8,286	8,220	7,353
Tax credits	(10,920)	(3,033)	(5,861)
Other	(2,665)	1,905	2,358
Total income tax expense	$94,725	$84,638	$82,468
Effective income tax rate	18.5%	21.6%	20.8%

The change in the effective tax rate for year ended December 31, 2024 relates primarily to an income tax benefit for purchasing investment tax credits at a discount and energy efficient homes credits as well as an increase in non-controlled earnings.

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Basis in partnerships	$2,700	$3,193
Accrued expenses	6,989	7,550
Inventory	2,620	2,740
Change in fair value of contingent consideration	872	996
Lease liabilities - operating leases	1,676	1,797
Stock-based compensation	603	584
Other	381	324
Deferred tax assets, gross	15,841	17,184
Valuation allowance	—	—
Deferred tax assets, net	$15,841	$17,184

Deferred tax liabilities:
Right-of-use assets - operating leases	$(1,479)	$(1,668)
Prepaid insurance	(106)	(107)
Other	(272)	(103)
Deferred tax liabilities	$(1,857)	$(1,878)
Total deferred income tax assets, net	$13,984	$15,306

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2024.

There were no expenses for interest and penalties related to uncertain tax positions for the years ended December 31, 2024, 2023, and 2022. There were no accrued liabilities related to uncertain tax positions as of December 31, 2024 and 2023, respectively.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2021 and subsequent tax years.

The Company and its subsidiaries file returns in Texas, Georgia, Florida and Colorado.

The Texas statute of limitations remains open for the 2020 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia and Florida statute of limitations remains open for 2021 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

14. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $2.3 million, $1.8 million and $1.3 million of matching contributions to the 401(k) plan during the years ended December 31, 2024, 2023 and 2022.

15. EARNINGS PER COMMON SHARE

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022

Net income attributable to Green Brick Partners, Inc.	$381,583	$284,626	$291,900
Cumulative preferred stock dividends	(2,875)	(2,875)	(2,875)
Net income applicable to common stockholders	$378,708	$281,751	$289,025

Weighted-average number of common shares outstanding - basic	44,508	45,446	47,648
Basic net income attributable to Green Brick Partners, Inc. per common share	$8.51	$6.20	$6.07

Weighted-average number of common shares outstanding - basic	44,508	45,446	47,648
Dilutive effect of stock options and restricted stock awards	331	471	339
Weighted-average number of common shares outstanding - diluted	44,839	45,917	47,987
Diluted net income attributable to Green Brick Partners, Inc. per common share	$8.45	$6.14	$6.02

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2024	2023	2022
Antidilutive options to purchase common stock and restricted stock awards	(6)	—	(17)

16. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2024 and 2023.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2024 and 2023, was $287.2 million and $322.5 million, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2024 when compared to December 31, 2023.

17. RELATED PARTY TRANSACTIONS

During 2024, 2023 and 2022, the Company had the following related party transactions through the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. Trevor Brickman made no cash contributions to Centre Living during the years ended December 31, 2024, 2023 and 2022.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2024, 2023, and 2022, GRBK GHO incurred lease costs of $0.1 million, $0.1 million, and $0.2 million in each period, under such lease agreements. As of December 31, 2024, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2024, 2023, and 2022, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2024, no amounts were due to the title company affiliate.

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2024 and 2023, letters of credit and performance bonds outstanding were $20.0 million and $13.5 million respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
We have leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, each have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
The operating lease cost of $1.6 million, $1.8 million, and $1.6 million for these leases for the years ended December 31, 2024, 2023, and 2022, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $1.4 million, respectively.
As of December 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 5.7 years and 7.4%, respectively.

The future annual undiscounted cash flows related to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2024 are presented below (in thousands):

2025	$1,616
2026	1,531
2027	1,499
2028	1,459
2029	1,108
Thereafter	1,712
Total future lease payments	8,925
Less: Interest	582
Present value of lease liabilities	$8,343
The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $0.8 million, $0.9 million, and $1.3 million for each of the years ended December 31, 2024, 2023, and 2022, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

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

19. SUBSEQUENT EVENTS

On February 17, 2025, the Company’s Board of Directors authorized a new $100 million stock repurchase program, replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. This new plan authorizes the Company to purchase, from time to time, up to $100 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to Green Brick’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

RSM US LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and its Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 26, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas
February 26, 2025

ITEM 9B. OTHER INFORMATION

(a) 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On October 25, 2024, the Company renewed its employment agreement with Mr. Brickman (the “Brickman Employment Agreement”) extending the term of his employment until December 31, 2027. The Brickman Employment Agreement increases Mr. Brickman’s annual base salary to $1,600,000 commencing November 1, 2024, and his target bonus to $3,700,000, subject to increase, but not decrease, by the Compensation Committee. Payment of the bonus is contingent upon the achievement of performance goals established and assessed solely at the discretion of the Compensation Committee of the Board. The annual bonus may be payable partially in cash and partially in equity, as determined by the Compensation Committee. The Brickman Employment Agreement also provides that Mr. Brickman is eligible to be granted an annual equity-based award under the Company’s long-term incentive compensation plan, subject to the terms and conditions of the Company’s 2024 Omnibus Incentive Plan.

In the event that Mr. Brickman’s employment is terminated due to a Qualified Retirement (as defined in the Brickman Employment Agreement), the Company will provide Mr. Brickman with (i) any equity award granted to Mr. Brickman, pursuant to the long-term incentive compensation plan, and (ii) any restricted stock units or other equity awards that have not previously vested will remain subject to the performance requirements and vesting dates set forth in the respective award agreement. All other material terms of the Brickman Employment Agreement remain the same, including the provisions for severance benefits, change in control benefits, and for the non-competition, non-solicitation and confidentiality provisions during his employment and for a period of twelve months after termination.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the proxy statement for our 2025 annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2024:

Equity Compensation Plan Information
As of December 31, 2024
(in thousands, except exercise price)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Exercise Price	Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2024 Omnibus Equity Incentive Plan	124,503	$— (1)	3,472,680
Equity compensation plans not approved by security holders	—		—
Total	124,503		3,472,680

(1)Does not include 124,503 restricted stock awards and restricted stock units as they do not have an exercise price.

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

10.4†	Green Brick Partners, Inc. 2014 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2015).
10.4A	Green Brick Partners, Inc. 2024 Omnibus Incentive Plan
10.5†	Employment Agreement, effective as of October 27, 2024, between the Company and James R. Brickman.
10.6†
Green Brick Partners, Inc. Stock Option Agreement, dated as of October 27, 2014, between the Company and James R. Brickman (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed October 31, 2014).

10.7†	Employment Agreement, effective as of December 31 2023, between the Company and Richard A. Costello.
10.8†	Employment Agreement, effective as of October 27, 2023, between the Company and Jed Dolson.
10.9†	Employment Agreement, dated as of October 31, 2022, between the Company and Neal Suit (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed February 27, 2023).

Number	Exhibit Description
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

10.12
Twelfth Amendment to the Credit Agreement, dated December 13, 2024, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 18, 2024).

10.36†	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 1, 2022).
10.37†	Form of Other Stock-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.38†	Form of Performance Compensation Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2018).
10.39	Note Purchase Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.39A	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 4.00% Senior Notes due August 8, 2026.
10.40	Subsidiary Guaranty Agreement, dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2019).
10.41
Note Purchase Agreement, dated as of August 26, 2020, by and among Green Brick Partners, Inc., Prudential Universal Reinsurance Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2020).

10.41A	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.35% Senior Notes due August 26, 2027.
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

10.45A	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.25% Senior Notes due February 25, 2028.
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

10.49A	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.25% Senior Notes due December 28, 2029.
10.50
Guaranty Agreement, dated as of December 28, 2021, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed January 3, 2022).

19.1*	Insider Trading Policy

Number	Exhibit Description
21*	List of Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97	Green Brick Partners, Inc. Executive Officer Clawback Policy
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
James R. Brickman

/s/ Richard A. Costello	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Richard A. Costello

/s/ Elizabeth K. Blake	Director	February 26, 2025
Elizabeth K. Blake

/s/ Harry Brandler	Director	February 26, 2025
Harry Brandler

/s/ David Einhorn	Chairman of the Board	February 26, 2025
David Einhorn

/s/ Lila Manassa Murphy	Director	February 26, 2025
Lila Manassa Murphy

/s/ Kathleen Olsen	Director	February 26, 2025
Kathleen Olsen

/s/ Richard S. Press	Director	February 26, 2025
Richard S. Press