Form 10-Q
period 2025-03-31
Green Brick Partners, Inc.
filed 2025-04-30
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

The number of shares of the Registrant's common stock outstanding as of April 25, 2025 was 43,926,290.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$103,003	$141,543
Restricted cash	31,853	18,153
Receivables	12,596	13,858
Real estate inventory:
Inventory owned	1,814,595	1,771,203
Consolidated inventory related to VIE	171,930	166,529
Total real estate inventory	1,986,525	1,937,732
Investments in unconsolidated entities	72,303	60,582
Right-of-use assets - operating leases	6,944	7,242
Property and equipment, net	5,888	6,551
Earnest money deposits	17,045	13,629
Deferred income tax assets, net	13,984	13,984
Intangible assets, net	261	282
Goodwill	680	680
Other assets	22,185	35,758
Total assets	$2,273,267	$2,249,994
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$77,744	$59,746
Accrued expenses	103,490	110,068
Customer and builder deposits	38,517	37,068
Lease liabilities - operating leases	8,029	8,343
Borrowings on lines of credit, net	(1,577)	22,645
Senior unsecured notes, net	274,185	299,090
Notes payable	14,871	14,871
Total liabilities	515,259	551,831
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	44,560	44,709
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 44,593,967 issued and 44,311,146 outstanding as of March 31, 2025 and 44,498,097 issued and outstanding as of December 31, 2024, respectively	446	445
Treasury stock, at cost: 282,821 shares as of March 31, 2025 and none as of December 31, 2024	(16,919)	—
Additional paid-in capital	252,728	244,653
Retained earnings	1,407,054	1,332,714
Total Green Brick Partners, Inc. stockholders’ equity	1,690,912	1,625,415
Noncontrolling interests	22,536	28,039
Total equity	1,713,448	1,653,454
Total liabilities and equity	$2,273,267	$2,249,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Residential units revenue	$495,317	$443,284
Land and lots revenue	2,304	4,054
Total revenues	497,621	447,338
Cost of residential units	340,621	295,313
Cost of land and lots	1,215	3,768
Total cost of revenues	341,836	299,081
Total gross profit	155,785	148,257
Selling, general and administrative expenses	(54,895)	(50,570)
Equity in income of unconsolidated entities	473	2,592
Other income, net	4,785	15,354
Income before income taxes	106,148	115,633
Income tax expense	22,223	24,842
Net income	83,925	90,791
Less: Net income attributable to noncontrolling interests	8,866	7,490
Net income attributable to Green Brick Partners, Inc.	$75,059	$83,301

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.67	$1.84
Diluted	$1.67	$1.82
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	44,440	44,942
Diluted	44,508	45,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)
For the three months ended March 31, 2025 and 2024:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock under 2024 Omnibus Equity Incentive Plan, net of forfeitures	147,278	1	—	—	—	—	7,146	—	7,147	—	7,147
Withholdings from vesting of restricted stock awards	(51,408)	—	—	—	—	—	(3,058)	—	(3,058)	—	(3,058)
Amortization of deferred share-based compensation	—	—	—	—	—	—	969	—	969	—	969
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases		—	—	—	(282,821)	(16,919)	—	—	(16,919)	—	(16,919)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	3,018	—	3,018	—	3,018
Distributions	—	—	—	—	—	—	—	—	—	(11,500)	(11,500)
Net income	—	—	—	—	—	—	—	75,059	75,059	5,997	81,056
Balance at March 31, 2025	44,593,967	$446	2,000	$47,603	(282,821)	$(16,919)	$252,728	$1,407,054	$1,690,912	$22,536	$1,713,448

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock under the 2014 Omnibus Equity Incentive Plan, net of forfeitures	136,777	1	—	—	—	—	5,846	—	5,847	—	5,847
Withholdings from vesting of restricted stock awards	(45,560)	—	—	—	—	—	(2,161)	—	(2,161)	—	(2,161)
Amortization of deferred share-based compensation	—	—	—	—	—	—	513	—	513	—	513
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(71,241)	(3,758)	—	—	(3,758)	—	(3,758)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(400)	—	(400)	—	(400)
Distributions	—	—	—	—	—	—	—	—	—	(6,785)	(6,785)
Net income	—	—	—	—	—	—	—	83,301	83,301	5,840	89,141
Balance at March 31, 2024	45,096,392	$451	2,000	$47,603	(71,241)	$(3,758)	$259,412	$1,079,619	$1,383,327	$16,364	$1,399,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$83,925	$90,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,405	1,126
(Gain) loss on disposal of property and equipment, net	(8)	66
Share-based compensation expense	8,133	6,365
Equity in income of unconsolidated entities	(473)	(2,592)
Gain on sale of investment in unconsolidated entity	—	(10,718)
Distributions of income from unconsolidated entities	—	998
Allowances for option deposits and pre-acquisition costs	264	5
Changes in operating assets and liabilities:
Decrease in receivables	1,262	2,002
Increase in inventory	(48,489)	(122,108)
(Increase) decrease in earnest money deposits	(3,416)	155
Decrease in other assets	13,294	7,188
Increase (decrease) in accounts payable	17,998	(991)
(Decrease) increase in accrued expenses	(6,597)	17,758
Increase in customer and builder deposits	1,449	10,972
Net cash provided by operating activities	68,747	1,017
Cash flows from investing activities:
Investments in unconsolidated entities	(11,248)	(1,695)
Proceeds from sale of investment in unconsolidated entity	—	63,960
Purchase of property and equipment, net of disposals	(713)	(942)
Net cash (used in) provided by investing activities	(11,961)	61,323
Cash flows from financing activities:
Borrowings from lines of credit	81,160	—
Repayments of lines of credit	(105,589)	—
Repayments of senior unsecured notes	(25,000)	(25,000)
Repayments of notes payable	—	(12,868)
Payments of withholding tax on vesting of restricted stock awards and stock option exercises	(3,059)	(2,161)
Repurchases of common stock	(16,919)	(3,758)
Dividends paid	(719)	(719)
Distributions to noncontrolling interests	(11,500)	(6,785)
Net cash used in financing activities	(81,626)	(51,291)
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,840)	11,049
Cash and cash equivalents and restricted cash, beginning of period	159,696	199,459
Cash and cash equivalents and restricted cash, end of period	$134,856	$210,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or subsequent periods due to seasonal variations and other factors.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Green Brick Partners, Inc., its controlled subsidiaries, (together, the “Company”, “we”, “our” or “Green Brick”) and variable interest entities (“VIEs”) in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

2. REAL ESTATE INVENTORY

A summary of our inventory is as follows (in thousands):

	March 31, 2025	December 31, 2024
Homes completed or under construction	$681,337	$678,198
Land and lots - developed and under development	1,280,175	1,234,532
Land held for future development(1)	14,481	14,481
Land held for sale	10,532	10,521
Total inventory	$1,986,525	$1,937,732

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of March 31, 2025, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three months ended March 31, 2025 and 2024, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

Capitalized interest
A summary of interest costs incurred, capitalized, and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest capitalized at beginning of period	$26,621	$24,126
Interest incurred	3,441	3,451
Interest charged to cost of revenues	(2,262)	(2,684)
Interest capitalized at end of period	$27,800	$24,893

Capitalized interest as a percentage of inventory	1.4%	1.5%

3. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2025	December 31, 2024
Rainwater Crossing Single-Family, LLC	$27,381	$18,633
GBTM Sendera, LLC	21,985	21,985
EJB River Holdings, LLC	12,762	12,288
TMGB Magnolia Ridge, LLC	9,506	7,006
BHome Mortgage, LLC	669	670
Total investment in unconsolidated entities	$72,303	$60,582

As of March 31, 2025 and December 31, 2024, the Company’s maximum exposure to loss from its investments in unconsolidated entities was $106.7 million and $95.1 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC of $11.9 million and $12.0 million as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company has a completion guarantee up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC.

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Cash	$9,811	$7,334
Accounts receivable	574	488
Bonds and notes receivable	11,880	12,038
Inventory	132,268	111,771
Other assets	878	1,738
Total assets	$155,411	$133,369
Liabilities:
Accounts payable	$8,337	$6,280
Accrued expenses and other liabilities	1,922	1,369
Notes payable	28,282	23,194
Total liabilities	$38,541	$30,843
Owners’ equity:
Green Brick	$69,840	$58,312
Others	47,030	44,214
Total owners’ equity	$116,870	$102,526
Total liabilities and owners’ equity	$155,411	$133,369

	Three Months Ended March 31,
	2025	2024
Revenues	$3,314	$29,739
Costs and expenses	2,370	24,507
Net earnings of unconsolidated entities	$944	$5,232
Company’s share in net earnings of unconsolidated entities	$473	$2,592

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC ( “TPG”) were $198.8 million and $173.7 million, respectively, as of March 31, 2025. As of December 31, 2024, TPG’s assets and liabilities were $201.5 million and $167.3 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate development reserve to complete(1)	$25,669	$31,043
Warranty reserve	17,635	17,373
Federal income tax payable	14,709	3,749
Accrued compensation	10,316	20,309
Accrued property tax payable	6,494	10,973
Other accrued expenses	28,667	26,621
Total accrued expenses	$103,490	$110,068

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty reserve, beginning of period	$17,373	$23,474
Warranties issued	1,691	2,753
Changes in liability for existing warranties	(359)	198
Payments made	(1,070)	(1,309)
Warranty reserve, end of period	$17,635	$25,116

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	25,000
Warehouse Facilities	570	—
Debt issuance costs, net of amortization	(2,147)	(2,355)
Total borrowings on lines of credit, net	$(1,577)	$22,645

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

As of March 31, 2025, there were no letters of credit outstanding and a net available commitment of $35.0 million under the Secured Revolving Credit Facility.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Unsecured Revolving Credit Facility which adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30.0 million in new commitments, thereby increasing total commitments to $330.0 million. The maturity of all commitments under the Unsecured Revolving Credit Facility were extended to December 14, 2027.

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

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	March 31, 2025
October 31, 2025	$40,000	$—
December 18, 2025	40,000	570
	$80,000	$570
During the year ended December 31, 2024, GRBK Mortgage entered into two uncommitted warehouse facility agreements (the “Warehouse Facilities”) to finance its origination of mortgage loans. The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of March 31, 2025.

Under the warehouse facilities, the banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within 30 to 75 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

De minimis fees or other debt issuance costs were incurred during the three months ended March 31, 2025 associated with the Warehouse Facilities.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$62,500	$62,500
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	75,000	100,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(815)	(910)
Total senior unsecured notes, net	$274,185	$299,090

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

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2025.

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

As amended, the operating agreement of GRBK GHO contains put and purchase options beginning in April 2027. Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for details on the put/call structure of this agreement.
The following table shows the changes in redeemable noncontrolling interest in equity of GRBK GHO during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$44,709	$36,135
Net income attributable to redeemable noncontrolling interest partner	2,869	1,651
Change in fair value of redeemable noncontrolling interest	(3,018)	400
Redeemable noncontrolling interest, end of period	$44,560	$38,186

7. STOCKHOLDERS’ EQUITY

2025 Share Repurchase Plan

On February 17, 2025, the Company’s Board of Directors (the “Board”) approved and authorized a new $100.0 million stock repurchase program (the “2025 Repurchase Plan”), replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. This new plan authorizes the Company to purchase, from time to time, up to $100.0 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2025 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board. During the three months ended March 31, 2025, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 282,821 shares for approximately $16.7 million, excluding excise tax.

As of March 31, 2025, the remaining dollar value of shares that may be repurchased under the 2025 Repurchase Plan was $83.3 million, excluding excise tax. The repurchased shares will be retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at March 31, 2025 and December 31, 2024.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million for each of the three months ended March 31, 2025 and 2024, respectively.

On April 24, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on June 13, 2025 to stockholders of record as of June 1, 2025.

8. SHARE-BASED COMPENSATION

The Company’s 2024 Omnibus Equity Incentive Plan is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (“RSUs”), stock options and other stock based awards.

Share-Based Award Activity
During the three months ended March 31, 2025, the Company granted SAs and RSUs to executive officers, RSAs to non-employee members of the Board, and PRSUs to executive officers and employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are generally granted with a one-year vesting for non-employee directors, three-year cliff vesting for employee PRSUs, and various vesting schedules for executive officer PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 51,408 shares of common stock from executive officers and employees at a total cost of $3.1 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the three months ended March 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2024	125	$46.84
Granted	277	$59.73
Vested	(166)	$55.33
Forfeited	(2)	$49.29
Unvested, March 31, 2025	234	$56.08

Share-Based Compensation Expense
Share-based compensation expense was $8.1 million and $6.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $12.8 million which is expected to be recognized over a weighted-average period of 2.4 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$361,627	$2,304	$315,237	$4,054
Southeast	133,690	—	128,047	—
Total revenues	$495,317	$2,304	$443,284	$4,054

Type of Customer
Homebuyers	$495,317	$—	$443,284	$—
Homebuilders and Multi-family Developers	—	2,304	—	4,054
Total revenues	$495,317	$2,304	$443,284	$4,054

Product Type
Residential units	$495,317	$—	$443,284	$—
Land and lots	—	2,304	—	4,054
Total revenues	$495,317	$2,304	$443,284	$4,054

Timing of Revenue Recognition
Transferred at a point in time	$495,317	$2,304	$443,094	$4,054
Transferred over time(1)	—	—	190	—
Total revenues	$495,317	$2,304	$443,284	$4,054

(1) Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Customer and builder deposits	$38,517	$37,068
The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Type of Customer
Homebuyers	$16,102	$16,610
Homebuilders and Multi-Family Developers	364	—
Total deposits recognized as revenue	$16,466	$16,610

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $9.0 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, $5.2 million of which is expected to occur in the remainder of 2025 and $3.8 million in 2026.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues: (1)
Builder operations
Central	$361,627	$315,347
Southeast	133,690	128,047
Total builder operations	495,317	443,394
Land development	2,304	3,944
Total revenues	$497,621	$447,338

Gross profit:
Builder operations
Central	$117,144	$109,666
Southeast	48,461	48,091
Total builder operations	165,605	157,757
Land development	1,118	305
Corporate, other and unallocated (2)	(10,938)	(9,805)
Total gross profit	$155,785	$148,257

	Three Months Ended March 31,
(in thousands)	2025	2024
Segment expenses:
Commissions
Builder operations
Central	$17,575	$15,742
Southeast	4,434	4,566
Total builder operations	22,009	20,308
Land development	—	—
Corporate, other and unallocated	240	—
Total commissions	$22,249	$20,308

Salaries
Builder operations
Central	$11,777	$11,022
Southeast	6,158	6,095
Total builder operations	17,935	17,117
Land development	—	—
Corporate, other and unallocated	(7,187)	(5,253)
Total salaries	$10,748	$11,864

Other expenses
Builder operations
Central	$9,455	$8,090
Southeast	4,018	3,689
Total builder operations	13,473	11,779
Land development	147	64
Corporate, other and unallocated	8,278	6,555
Total other expenses	$21,898	$18,398

Interest expense/(income):
Builder operations
Central	$(72)	$(10)
Southeast	4,840	9,802
Total builder operations	4,768	9,792
Corporate, other and unallocated	(4,768)	(9,792)
Land development	—	—
Total interest expense/(income), net	$—	$—

Total segment expenses
Builder operations
Central	$38,807	$34,854
Southeast	14,610	14,350
Total builder operations	53,417	49,204
Land development	147	64
Corporate, other and unallocated	1,331	1,302
Total segment expenses	$54,895	$50,570

	Three Months Ended March 31,
(in thousands)	2025	2024
Income before income taxes:
Builder operations
Central	$79,001	$75,521
Southeast	34,478	34,794
Total builder operations	113,479	110,315
Land development	1,220	473
Corporate, other and unallocated (3)	(8,551)	4,845
Income before income taxes	$106,148	$115,633

	March 31, 2025	December 31, 2024
Inventory:
Builder operations
Central	$733,534	$743,490
Southeast	316,357	318,592
Total builder operations	1,049,891	1,062,082
Land development	883,290	826,687
Corporate, other and unallocated (4)	53,344	48,963
Total inventory	$1,986,525	$1,937,732

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. For the three months ended March 31, 2025, Builders had no revenues from land or lot closings and $ 0.1 million revenues for the three months ended March 31, 2024.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated income (loss) before income taxes includes results from Green Brick Title, LLC, Ventana Insurance, LLC, GRBK Mortgage, LLC, Green Brick Insurance Services, LLC and investments in unconsolidated subsidiaries, in addition to capitalized cost adjustments that are not allocated to operating segments.
(4)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

11. INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2025 and 2024 was $22.2 million and $24.8 million, respectively. The effective tax rate was 20.9% for the three months ended March 31, 2025, compared to 21.5% in the comparable prior year period. The change in the effective tax rate for the three months ended March 31, 2025 relates primarily to a discrete tax event from the sale of our investment in GB Challenger during the three months ended March 31, 2024.

12. EARNINGS PER SHARE
The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock and its PRSUs do not participate in dividends with common stock. As such, these stock awards are not considered participating securities that must be included in the calculation of net income per share using the two-class method.

Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during each period, adjusted for non-vested shares of RSAs and PRSUs during each period. Net income applicable to common stockholders is net income adjusted for preferred stock dividends including dividends declared and cumulative dividends related to the current dividend period that have not been declared as of period end. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all dilutive securities, including stock options, RSAs, RSUs and PRSUs.

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Green Brick Partners, Inc.	$75,059	$83,301
Cumulative preferred stock dividends	(719)	(719)
Net income applicable to common stockholders	$74,340	$82,582

Weighted-average number of common shares outstanding - basic	44,440	44,942
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.67	$1.84

Weighted-average number of common shares outstanding - basic	44,440	44,942
Dilutive effect of stock options and restricted stock awards	68	488
Weighted-average number of common shares outstanding - diluted	44,508	45,430
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.67	$1.82

The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2025	2024
Antidilutive options to purchase common stock and restricted stock awards	(32)	(9)

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of March 31, 2025 and December 31, 2024 was $264.4 million and $287.2 million, respectively. The aggregate principal balance of the senior unsecured notes was $275.0 million and $300.0 million as of March 31, 2025 and December 31, 2024, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2025 and 2024.

14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During each of the three months ended March 31, 2025 and 2024, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2025, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2025 and 2024, GRBK GHO incurred de minimis fees related to title closing services. As of March 31, 2025, and December 31, 2024, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2025 and December 31, 2024, letters of credit and performance bonds outstanding were $2.6 million and $20 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million for each of the three months ended March 31, 2025 and 2024 is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 5.5 years and 7.4%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2025 are presented below (in thousands):

Remainder of 2025	$1,206
2026	1,531
2027	1,499
2028	1,459
2029	1,109
Thereafter	1,712
Total future lease payments	$8,516
Less: Interest	487
Present value of lease liabilities	$8,029

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million for each of the three months ended March 31, 2025 and 2024 is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits, including expansion into new markets; (c) our land and lot acquisition and development strategies and their expected impact on our results; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) our strategies to utilize leverage to invest in our business; (f) our target debt to total capitalization ratio and its expected benefits; (g) our expectations regarding future cash needs and access to additional growth capital; (h) seasonal factors and the impact of seasonality in future quarters and (i) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and homebuilding gross margin. Our results for each key financial and operating metric, as compared to the same period in 2024, are provided below:

Three Months Ended March 31, 2025
Home deliveries	Increased by 10.8%
Home closings revenue	Increased by 11.8%
Average sales price of homes delivered	Increased by 0.9%
Net new home orders	Increased by 3.3%
Homebuilding gross margin percentage	Decreased by 215 basis points

During the first quarter of 2025, our steady operating results continued to be driven by our superior infill and infill-adjacent locations in high-growth markets, our reduced cycle times, and strong demand for our new homes. Our average active selling communities increased 10.6% while the average sales price of homes delivered increased marginally year over year.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	%
Home closings revenue	$495,317	$443,094	$52,223	11.8%
Mechanic’s lien contracts revenue	—	190	(190)	(100.0)%
Residential units revenue	$495,317	$443,284	$52,033	11.7%
New homes delivered	910	821	89	10.8%
Average sales price of homes delivered	$544.3	$539.7	$4.6	0.9%

The $52.0 million or 11.7% increase in residential units revenue was primarily driven by a 10.8% increase in new homes delivered for the three months ended March 31, 2025. The increase in new homes delivered was primarily driven by increased levels of finished and finishing spec home inventory entering the quarter coupled with a 10.6% increase in average active selling communities. The average sales price of homes delivered for the three months ended March 31, 2025 increased to $544.3 compared to $539.7 in the previous year primarily due to product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	%
Net new home orders	1,106	1,071	35	3.3%
Revenue from net new home orders	$593,605	$613,384	$(19,779)	(3.2)%
Average selling price of net new home orders	$536.7	$572.7	$(36.0)	(6.3)%
Cancellation rate	6.1%	4.1%	2.0%	48.8%
Absorption rate per average active selling community per quarter	10.6	11.4	(0.8)	(7.0)%
Average active selling communities	104	94	10	10.6%
Active selling communities at end of period	103	98	5	5.1%
Backlog revenue	$594,171	$725,489	$(131,318)	(18.1)%
Backlog units	864	1,020	(156)	(15.3)%
Average sales price of backlog	$687.7	$711.3	$(23.6)	(3.3)%

Net new home orders increased 3.3% year over year and 26.0% sequentially from Q4 2024, and our average active selling communities increased by 10.6% due to the opening of new communities. As a result, our absorption rate per average active selling community decreased 7.0% year over year, which was attributable to the impact of high mortgage rates. The 3.2% decrease in revenue from net new home orders is primarily attributable to a higher mix of sales from newer, in-fill adjacent communities and fewer sales from closed-out, infill communities and an increase in sales incentives and discounts compared to the prior year.

Backlog units refer to homes under sales contracts that have not yet closed at the end of the respective period, and absorption rate refers to the rate at which net new home orders are contracted per average active selling community during the respective period. Sales contracts may be canceled prior to closing for a number of reasons, including the inability of the homebuyer to obtain suitable mortgage financing. Accordingly, backlog may not be indicative of our future revenue.

Backlog revenue decreased by 18.1% year-over-year. As of March 31, 2025, backlog revenue increased 19.8% compared to December 31, 2024 and our spec units under construction as a percentage of total units under construction decreased from 75.6% as of December 31, 2024 to 64.1% as of March 31, 2025, due to the record closings in the first quarter.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.1% for the three months ended March 31, 2025, compared to 4.1% for the three months ended March 31, 2024. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2025		2024

Residential units revenue	$495,317	100.0%	$443,284	100.0%
Cost of residential units	340,621	68.8%	295,313	66.6%
Residential units gross margin	$154,696	31.2%	$147,971	33.4%

Residential units revenue increased by $52.0 million or 11.7% for the three months ended March 31, 2025 mainly due to a 10.8% increase in homes delivered. Cost of residential units as a percent of residential units revenue for the three months ended March 31, 2025 increased to 68.8%, compared to 66.6% in the previous year due to a combination of product mix and a focus on higher incentives and discounts to combat high interest rates.

Residential units gross margin for the three months ended March 31, 2025 was 31.2%, compared to 33.4% for the three months ended March 31, 2024. The decrease in residential units gross margin is attributable to higher labor, material, and selling costs.

Lots Revenue
The table below represents lots revenue and lots closed (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	%
Lots revenue	$2,304	$4,054	$(1,750)	(43.2)%
Lots closed	24	63	(39)	(61.9)%
Average sales price of lots closed	$96.0	$64.3	$31.7	49.3%

From time to time we will opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by $1.8 million or 43.2% during the three months ended March 31, 2025, driven by a 61.9% decrease in the number of lots closed partially offset by a 49.3% increase in the average lot price.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$53,417	$49,203
Corporate, other and unallocated (income) expense	1,331	1,302
Net builder operations	54,748	50,505	11.1%	11.4%
Land development	147	65	6.4%	1.6%
Total selling, general and administrative expenses	$54,895	$50,570	11.0%	11.3%

Selling, general and administrative expenses as a percentage of revenue decreased by 0.3% for the three months ended March 31, 2025.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations decreased from 11.4% in the three months ended March 31, 2024 to 11.1% in the three months ended March 31, 2025 due to an increase in builder operations revenues and better leveraging of overhead costs. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment were $1.3 million, for each of three months ended March 31, 2025 and 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $0.5 million, or 81.8%, for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, decreased to $4.8 million for the three months ended March 31, 2025, compared to $15.4 million for the three months ended March 31, 2024. The decrease was primarily due to a $10.7 million gain in the sale of our investment in GB Challenger during the three months ended March 31, 2024.

Income Tax Expense
Income tax expense was $22.2 million for the three months ended March 31, 2025 compared to $24.8 million for the three months ended March 31, 2024. The decrease was substantially due to a higher taxable income from the sale of our investment in GB Challenger during the three months ended March 31, 2024.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2025 and December 31, 2024. Owned lots are those for which we hold title, while controlled lots are lots past feasibility studies for which we do not hold title but have the contractual right to acquire title.

	March 31, 2025			December 31, 2024
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	3,631	802	4,433	3,932	790	4,722
Lots in communities under development	24,685	1,794	26,479	22,524	1,670	24,194
Land held for future development(1)	3,808	—	3,808	3,800	—	3,800
Total lots owned	32,124	2,596	34,720	30,256	2,460	32,716

Lots controlled
Lots under third party option contracts	653	—	653	806	—	806
Land under option for future acquisition and development	2,083	189	2,272	1,091	349	1,440
Lots under option through unconsolidated development joint ventures	2,614	266	2,880	2,614	255	2,869
Total lots controlled	5,350	455	5,805	4,511	604	5,115
Total lots owned and controlled (2)	37,474	3,051	40,525	34,767	3,064	37,831
Percentage of lots owned	85.7%	85.1%	85.7%	87.0%	80.3%	86.5%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we owned as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Total lots owned(1)	34,720	32,716
Land under option for future acquisition and development	2,272	1,440
Lots under option through unconsolidated development joint ventures	2,880	2,869
Total lots self-developed	39,872	37,025
Self-developed lots as a percentage of total lots owned and controlled(1)	98.4%	97.9%

(1) Total lots owned includes finished lot purchases, which were less than 1.1% of total lots self-developed as of March 31, 2025.

Liquidity and Capital Resources Overview
As of March 31, 2025 and December 31, 2024, we had $103.0 million and $141.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, share repurchases or other strategic activities.

Our principal uses of capital for the three months ended March 31, 2025 were home construction, land purchases, land development, repayments of debt, operating expenses, share repurchases, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 14.5% as of March 31, 2025.

Additionally, as of March 31, 2025, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 9.8%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of up to approximately 20%, which we expect will provide us with significant additional growth capital.

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and provided by borrowings during the three months ended March 31, 2025.

Cash Flows
The following summarizes our primary sources and uses of cash during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

•Operating activities. Net cash provided by operating activities for the three months ended March 31, 2025 was $68.7 million, compared to $1.0 million during the three months ended March 31, 2024. The net cash inflows for the three months ended March 31, 2025 were primarily driven by cash generated from business operations of $93.2 million and a decrease in other assets of $13.3 million, offset primarily by a $48.5 million increase in inventory.

•Investing activities. Net cash used for investing activities for the three months ended March 31, 2025 was $12.0 million, compared to net cash provided by investing activities of $61.3 million for the three months ended March 31, 2024. The cash outflows for the three months ended March 31, 2025, were primarily used for investments in unconsolidated entities of $11.2 million.

•Financing activities. Net cash used by financing activities for the three months ended March 31, 2025 was $81.6 million, compared to $51.3 million during the three months ended March 31, 2024. The cash outflows were primarily related to repayments of senior unsecured notes of $25.0 million, net repayments of our lines of credit of $24.4 million and repurchases of common stock of $16.9 million.

Debt Instruments
Secured Revolving Credit Facility – As of March 31, 2025 and December 31, 2024, we had no amounts outstanding under our Secured Revolving Credit Facility. Borrowings under the Secured Revolving Credit Facility bear interest at a floating rate per annum equal to the rate announced by Bank of America, N.A. as its “Prime Rate” less 0.25%, subject to a minimum rate. As amended, this credit agreement matures on May 1, 2025 and carries a minimum interest rate of 3.15%.

Unsecured Revolving Credit Facility – As of March 31, 2025, we had no amounts outstanding under our Unsecured Revolving Credit Facility and $25.0 million outstanding as of December 31, 2024. On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to this credit agreement which adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30 million in new commitments, thereby increasing total commitments to $330 million. The maturity of all commitments under the Unsecured Revolving Credit Facility were extended to December 14, 2027.

Senior Unsecured Notes - As of March 31, 2025, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $274.2 million as of March 31, 2025 compared to $299.1 million as of December 31, 2024, net of issuance costs.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”) of which $75.0 million is outstanding as of March 31, 2025. Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2025. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of March 31, 2025, our interest coverage on a last 12 months’ basis was 33.96 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,049.5 million. As of March 31, 2025, our Consolidated Tangible Net Worth was $1,690.0 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of March 31, 2025, we had a rolling average ratio of 16.4%.

As of March 31, 2025, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	March 31, 2025
October 31, 2025	$40,000	$—
December 18, 2025	40,000	570
	$80,000	$570
During the year ended December 31, 2024, GRBK Mortgage entered into two uncommitted warehouse facility agreements (the “Warehouse Facilities”) to finance its origination of mortgage loans. The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of March 31, 2025.

Under the warehouse facilities, the banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within 30 to 75 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

De minimis fees or other debt issuance costs were incurred during the three months ended March 31, 2025 associated with the Warehouse Facilities.

Preferred Equity
As of March 31, 2025 and December 31, 2024, was had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on our Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends payable quarterly in arrears. During the three months ended March 31, 2025 and 2024, we paid dividends of $0.7 million on our Series A Preferred Stock. On April 24, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on our Series A Preferred Stock. The dividend is payable on June 13, 2025 to stockholders of record as of June 1, 2025.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of March 31, 2025 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$287,479	$(103,003)	$184,476
Total Green Brick Partners, Inc. stockholders’ equity	1,690,912	—	1,690,912
Total capitalization	$1,978,391	$(103,003)	$1,875,388

Debt to total capitalization ratio	14.5%
Net debt to total capitalization ratio			9.8%

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

As of March 31, 2025, we had earnest money deposits of $12.9 million at risk associated with contracts to purchase 3,665 lots past feasibility studies with an aggregate purchase price of approximately $171.0 million.

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

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements
See Note 1 in the Notes to the Condensed Consolidated Financial Statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Since December 31, 2024, there have been no material changes to the Company's Risk Factors, except as noted below:

Adverse changes in general economic conditions, including impacts from the tariffs that have been or may be enacted, may adversely affect the cost of, and demand for, our homes.

The residential homebuilding industry is highly sensitive to changes in local and general economic conditions and adverse changes in general economic conditions, including impacts from the tariffs that have been or may be enacted, may adversely affect the cost of, and demand for, our homes. In the first quarter of 2025, the United States imposed tariffs on specific goods imported from certain trading partners and suggested the potential for additional widespread tariffs in the near term. Subsequently, on April 2, 2025, the President implemented additional tariffs on 180 countries and territories, which currently range from 10% to 145%, with limited exceptions. Although many of these tariffs were subsequently paused in part for 90 days, it is uncertain whether and to what extent they may become effective following this period. We currently obtain much of our building products, finishes and appliances from U.S. vendors, however we cannot currently quantify the extent to which these products incorporate parts acquired from countries that are, or may in the future, be subject to tariffs. Furthermore, while Canadian lumber is currently exempt from these tariffs, the U.S. Department of Commerce has indicated that it will more than double duties imposed on Canadian softwood lumber imports by September 2025, which may increase the cost of lumber available in the U.S. To the extent that the cost of building products, finishes and appliances increases, our cost to produce a home would increase and we may not be able to increase the prices of our homes to fully offset these increased expenses which could adversely impact our margins. More broadly, various countries have implemented, or threatened to implement, countervailing trade restrictions and tariffs. In the first four months of the year, these collective actions have introduced volatility in the markets and adversely affected consumer confidence and, if they continue, may adversely affect general economic conditions, by increasing inflation, decreasing consumer spending or increasing unemployment. Any material decline in the general economic conditions could have a material adverse effect on our business and results of operations.

Demand for our homes is dependent on the cost and availability of mortgage financing.

Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes. Increased interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the Federal Housing Administration (the “FHA”) and the Veterans Administration (“VA”). The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. To align with recent executive actions by the current administration, the U.S. Department of Housing and Urban Development (“HUD”) recently updated the residency requirements applicable to FHA or VA insured mortgages and now only permanent U.S. residents are eligible for these mortgages. More stringent residency requirements, including any similar changes to Fannie-Mae- or Freddie-Mac-backed mortgage financing eligibility requirements, could adversely impact the ability of some of our homebuyers, which include many homebuyers who are working in the U.S. market on H-1B visas or are otherwise non-permanent legal residents, to qualify for government-insured loan programs. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures which could further impact the availability of these mortgages. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may significantly revise the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2025	—	$—	—	$100,000,000
February 1 - February 28, 2025	—	—	—	100,000,000
March 1 - March 31, 2025	282,821	59.23	282,821	83,257,000
Total	282,821	—	282,821

(1)    On February 17, 2025, the Board approved and authorized a new $100 million stock repurchase program (the “2025 Repurchase Plan”), replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. This new plan authorizes the Company to purchase, from time to time, up to $100 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2025 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board. During the three months ended March 31, 2025, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 282,821 shares for approximately $16.7 million, excluding excise tax.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Long-term Incentive Plan
On March 1, 2025, the Company adopted a long-term incentive plan (“LTIP”) in order to provide additional alignment between the Company’s Executive Officers and its stockholders. The LTIP provides that certain executive officers receive Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) based on the Company’s (i) TSR performance and (ii) Return on Assets over the three-year period commencing on January 1, 2025 and ending on December 31, 2027 unless earlier terminated due to a Change in Control (as defined in the LTIP). The Compensation committee granted each of James R. Brickman, the Company’s Chief Executive Officer, Jed Dolson, the Company’s Chief Operating Officer, Neal Suit, the Company’s General Counsel and Chief Risk and Compliance Officer, and Bobby Samuel, the Company’s Executive Vice President of Land, an LTIP award, in each case, under the Company’s 2024 Omnibus Incentive Plan (as amended, the “Plan”) and, in connection therewith, entered into an RSU/PSU Award Agreement (each an “Agreement” and collectively, the “Agreements”), which Agreements establish the terms and conditions of those awards, including the performance period and the applicable performance measures to be used in determining whether and to what extent, if any, the award is earned and amounts payable thereunder, if any.

Annual Incentive Plan
On February 12, 2025, the Company amended the Annual Incentive Plan (“AIP”) in order to remove EPS Performance as a performance metric. All other material terms of the AIP remained unchanged.

CFO Compensation
As previously disclosed, effective March 17, 2025, Jeffery Cox was appointed to serve as the Company’s Interim Chief Financial Officer and Principal Accounting Officer. In connection with his appointment to Interim Chief Financial

Officer and Principal Accounting Officer, the Compensation Committee has agreed to increase Mr. Cox’s base salary to $500,000. Mr. Cox is eligible to participate in the AIP with a target opportunity of 50% of his base salary based on the achievement of strategic objectives, 25% based on the Company’s relative performance and 25% on the Company’s TSR performance. Additionally, the Company will grant Mr. Cox a LTIP award equal to 100% of his base salary.

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

/s/ Jeffery D. Cox
By: Jeffery D. Cox
Its: Interim Chief Financial Officer

Date:    April 30, 2025