Form 10-Q
period 2025-06-30
Green Brick Partners, Inc.
filed 2025-07-30
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of the Registrant’s common stock outstanding as of July 24, 2025 was 43,565,098.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$112,459	$141,543
Restricted cash	33,334	18,153
Receivables	41,997	13,858
Real estate inventory:
Inventory owned	1,807,854	1,771,203
Consolidated inventory related to VIE	169,057	166,529
Total inventory	1,976,911	1,937,732
Investments in unconsolidated entities	82,342	60,582
Right-of-use assets - operating leases	6,826	7,242
Property and equipment, net	5,515	6,551
Earnest money deposits	15,407	13,629
Deferred income tax assets, net	13,984	13,984
Intangible assets, net	239	282
Goodwill	680	680
Other assets	25,575	35,758
Total assets	$2,315,269	$2,249,994
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$78,830	$59,746
Accrued expenses	102,632	110,068
Customer and builder deposits	39,635	37,068
Lease liabilities - operating leases	7,935	8,343
Borrowings on lines of credit, net	2,183	22,645
Senior unsecured notes, net	274,281	299,090
Notes payable	14,871	14,871
Total liabilities	520,367	551,831
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	45,967	44,709
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 43,565,098 and 44,498,097 issued and outstanding as of June 30, 2025 and December 31, 2024	436	445
Additional paid-in capital	244,006	244,653
Retained earnings	1,433,328	1,332,714
Total Green Brick Partners, Inc. stockholders’ equity	1,725,373	1,625,415
Noncontrolling interests	23,562	28,039
Total equity	1,748,935	1,653,454
Total liabilities and equity	$2,315,269	$2,249,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential units revenue	$547,109	$547,138	$1,042,426	$990,422
Land and lots revenue	2,038	13,493	4,342	17,547
Total revenues	549,147	560,631	1,046,768	1,007,969
Cost of residential units	380,656	358,183	721,277	653,496
Cost of land and lots	977	12,782	2,192	16,550
Total cost of revenues	381,633	370,965	723,469	670,046
Total gross profit	167,514	189,666	323,299	337,923
Selling, general and administrative expenses	(59,772)	(57,602)	(114,667)	(108,172)
Equity in income of unconsolidated entities	511	1,186	984	3,778
Other income, net	4,035	5,927	8,820	21,281
Income before income taxes	112,288	139,177	218,436	254,810
Income tax expense	22,957	23,896	45,180	48,738
Net income	89,331	115,281	173,256	206,072
Less: Net income attributable to noncontrolling interests	7,383	9,923	16,249	17,413
Net income attributable to Green Brick Partners, Inc.	$81,948	$105,358	$157,007	$188,659

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.86	$2.34	$3.53	$4.18
Diluted	$1.85	$2.32	$3.52	$4.14
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,770	44,760	44,103	44,826
Diluted	43,824	45,154	44,188	45,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended June 30, 2025 and 2024:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
March 31, 2025	44,593,967	$446	2,000	$47,603	(282,821)	$(16,919)	$252,728	$1,407,054	$1,690,912	$22,536	$1,713,448
Issuance of common stock from equity incentive plan, net of forfeitures	—	1	—	—	—	—	(71)	—	(70)	—	(70)
Withholdings from share-based compensation awards	(1,191)	(1)	—	—	—	—	(1)	—	(2)	—	(2)
Share-based compensation	—	—	—	—	—	—	1,389	—	1,389	—	1,389
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(744,857)	(43,817)	—	(65)	(43,882)	—	(43,882)
Treasury stock retirement	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(4,203)	—	(4,203)	—	(4,203)
Distributions	—	—	—	—	—	—	—	—	—	(5,124)	(5,124)
Net income	—	—	—	—	—	—	—	81,948	81,948	6,150	88,098
June 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
March 31, 2024	45,096,392	$451	2,000	$47,603	(71,241)	$(3,758)	$259,412	$1,079,619	$1,383,327	$16,364	$1,399,691
Issuance of common stock from equity incentive plan, net of forfeitures	500,000	5	—	—	—	—	(5)	—	—	—	—
Withholdings from share-based compensation awards	(238,961)	(2)	—	—	—	—	(9,111)	—	(9,113)	—	(9113)
Share-based compensation	—	—	—	—	—	—	779	—	779	—	779
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(691,739)	(38,832)	—	—	(38,832)	—	(38,832)
Treasury stock retirement	(459,656)	(5)	—	—	459,656	25,398	(2,647)	(22,746)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,565)	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	—	—	105,358	105,358	8,154	113,512
June 30, 2024	44,897,775	$449	2,000	$47,603	(303,324)	$(17,192)	$246,863	$1,161,512	$1,439,235	$24,518	$1,463,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the six months ended June 30, 2025 and 2024:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	2	—	—	—	—	7,075	—	7,077	—	7,077
Withholdings from share-based compensation awards	(52,599)	(1)	—	—	—	—	(3,059)	—	(3,060)	—	(3,060)
Share-based compensation	—	—	—	—	—	—	2,358	—	2,358	—	2,358
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases		—	—	—	(1,027,678)	(60,736)	—	(65)	(60,801)	—	(60,801)
Treasury stock retirement	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,185)	—	(1,185)	—	(1,185)
Distributions	—	—	—	—	—	—	—	—	—	(16,624)	(16,624)
Net income	—	—	—	—	—	—	—	157,007	157,007	12,147	169,154
June 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock from equity incentive plan, net of forfeitures	636,777	6	—	—	—	—	5,843	—	5,849	—	5,849
Withholdings from vesting of restricted stock awards	(284,521)	(2)	—	—	—	—	(11,274)	—	(11,276)	—	(11,276)
Share-based compensation	—	—	—	—	—	—	1,292	—	1,292	—	1,292
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases	—	—	—	—	(762,980)	(42,590)	—	—	(42,590)	—	(42,590)
Treasury stock retirement	(459,656)	(5)	—	—	459,656	25,398	(2,647)	(22,746)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Distributions	—	—	—	—	—	—	—	—	—	(6,785)	(6,785)
Net income	—	—	—	—	—	—	—	188,659	188,659	13,994	202,653
June 30, 2024	44,897,775	$449	2,000	$47,603	(303,324)	$(17,192)	$246,863	$1,161,512	$1,439,235	$24,518	$1,463,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$173,256	$206,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,487	2,375
(Gain) loss on disposal of property and equipment, net	(8)	71
Share-based compensation expense	9,523	7,144
Equity in income of unconsolidated entities	(984)	(3,778)
Allowances for option deposits and pre-acquisition costs	3,229	12
Gain on sale of investment in unconsolidated entity	—	(10,718)
Distributions of income from unconsolidated entities	3,424	2,121
Changes in operating assets and liabilities:
Increase in receivables	(28,139)	(4,071)
Increase in inventory	(38,572)	(258,236)
(Increase) decrease in earnest money deposits	(1,778)	2,090
Decrease in other assets	6,962	10,589
Increase in accounts payable	19,084	13,657
(Decrease) increase in accrued expenses	(7,591)	29,683
Increase in customer and builder deposits	2,567	6,168
Net cash provided by operating activities	143,460	3,179
Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated entity	—	63,960
Investments in unconsolidated entities	(24,200)	(3,488)
Purchase of property and equipment, net of disposals	(1,400)	(2,324)
Net cash (used in) provided by investing activities	(25,600)	58,148
Cash flows from financing activities:
Borrowings from lines of credit	100,759	—
Repayments of lines of credit	(121,565)	—
Repayments of senior unsecured notes	(25,000)	(25,000)
Repayments of notes payable	—	(12,884)
Payments of debt issuance costs	(71)	—
Payments of withholding tax on vesting of restricted stock awards	(3,059)	(11,276)
Repurchases of common stock	(60,736)	(42,590)
Dividends paid	(1,438)	(1,438)
Distributions to redeemable noncontrolling interest	(4,029)	(2,637)
Distributions to noncontrolling interests	(16,624)	(6,785)
Net cash used in financing activities	(131,763)	(102,610)
Net decrease in cash and cash equivalents and restricted cash	(13,903)	(41,283)
Cash and cash equivalents and restricted cash, beginning of period	159,696	199,459
Cash and cash equivalents and restricted cash, end of period	$145,793	$158,176
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$35,546	$27,716

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2025	December 31, 2024
Homes completed or under construction	$665,160	$678,198
Land and lots - developed and under development	1,286,288	1,234,532
Land held for future development(1)	14,481	14,481
Land held for sale	10,982	10,521
Total inventory	$1,976,911	$1,937,732

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of June 30, 2025, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three and six months ended June 30, 2025 and 2024, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest capitalized at beginning of period	$27,800	$24,893	$26,621	$24,126
Interest incurred	3,220	3,472	6,661	6,923
Interest charged to cost of revenues	(2,626)	(3,131)	(4,888)	(5,815)
Interest capitalized at end of period	$28,394	$25,234	$28,394	$25,234

Capitalized interest as a percentage of inventory	1.4%	1.4%

3. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2025	December 31, 2024
Rainwater Crossing Single-Family, LLC	$39,333	$18,633
GBTM Sendera, LLC	21,985	21,985
EJB River Holdings, LLC	10,265	12,288
TMGB Magnolia Ridge, LLC	10,506	7,006
BHome Mortgage, LLC	253	670
Total investment in unconsolidated entities	$82,342	$60,582
As of June 30, 2025 and December 31, 2024, the Company’s maximum exposure to loss from its investments in unconsolidated entities was $114.8 million and $95.1 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC of $10.0 million and $12.0 million as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company has a completion guarantee up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC.
A summary of the unaudited condensed financial information of the unconsolidated entities as of June 30, 2025 and December 31, 2024 that are accounted for by the equity method is as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Cash	$13,976	$7,334
Accounts receivable	2,086	488
Bonds and notes receivable	9,991	12,038
Inventory	145,603	111,771
Other assets	127	1,738
Total assets	$171,783	$133,369
Liabilities:
Accounts payable	$7,173	$6,280
Accrued expenses and other liabilities	1,014	1,369
Notes payable	31,512	23,194
Total liabilities	39,699	30,843
Owners’ equity:
Green Brick	79,712	58,312
Others	52,372	44,214
Total owners’ equity	132,084	102,526
Total liabilities and owners’ equity	$171,783	$133,369

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$14,205	$8,078	$17,519	$37,817
Costs and expenses	13,181	5,680	15,551	30,187
Net earnings of unconsolidated entities	$1,024	$2,398	$1,968	$7,630
Company’s share in net earnings of unconsolidated entities	$511	$1,186	$984	$3,778

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC (“TPG”) were $195.5 million and $169.9 million, respectively, as of June 30, 2025. As of December 31, 2024, TPG’s assets and liabilities were $201.5 million and $167.3 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate development reserve to complete(1)	$24,585	$31,043
Warranty reserve	18,196	17,373
Accrued compensation	16,537	20,309
Accrued property tax payable	10,235	10,973
Federal income tax payable	5,284	3,749
Other accrued expenses	27,795	26,621
Total accrued expenses	$102,632	$110,068

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty accrual, beginning of period	$17,635	$25,116	$17,373	$23,474
Warranties issued	1,889	3,373	3,545	6,126
Changes in liability for existing warranties	(4)	53	(293)	251
Payments made	(1,324)	(1,403)	(2,429)	(2,712)
Warranty accrual, end of period	$18,196	$27,139	$18,196	$27,139

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	25,000
Warehouse Facilities	4,194	—
Debt issuance costs, net of amortization	(2,011)	(2,355)
Total borrowings on lines of credit, net	$2,183	$22,645

Secured Revolving Credit Facility
The Company is party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provides for an aggregate commitment amount of $35.0 million. On May 1, 2025, the Company entered into the Tenth Amendment to the Secured Revolving Credit Facility to extend its maturity date to May 1, 2028. Outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to SOFR plus 2.25%, but in no event less than 3.15% per annum or more than the lesser of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

As of June 30, 2025 there were no letters of credit outstanding under our Secured Revolving Credit Facility and the net available commitment amount was $35.0 million.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Unsecured Revolving Credit Facility that adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25.0 million prior commitment and added $30.0 million in new commitments, thereby increasing total commitments to $330.0 million. The maturity of all commitments under the Unsecured Revolving Credit Facility were extended to December 14, 2027.

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

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	June 30, 2025	December 31, 2024
October 31, 2025	$40,000	$—	$—
December 18, 2025	40,000	4,194	—
	$80,000	$4,194	$—

The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of June 30, 2025.

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

De minimis fees or other debt issuance costs were incurred during the three months ended June 30, 2025 associated with the Warehouse Facilities.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$62,500	$62,500
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	75,000	100,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(719)	(910)
Total senior unsecured notes, net	$274,281	$299,090

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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2025.

6. REDEEMABLE NONCONTROLLING INTEREST

The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by its Florida-based partner that is included as redeemable noncontrolling interest in equity of the consolidated subsidiary in the Company’s condensed consolidated financial statements.
As amended, the operating agreement of GRBK GHO contains put and purchase options beginning in April 2027. Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$44,560	$38,186
Net income attributable to redeemable noncontrolling interest partner	1,233	1,769
Distributions of income to redeemable noncontrolling interest partner	(4,029)	(2,637)
Change in fair value of redeemable noncontrolling interest	4,203	1,565
Redeemable noncontrolling interest, end of period	$45,967	$38,883

	Six Months Ended June 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$44,709	$36,135
Net income attributable to redeemable noncontrolling interest partner	4,102	3,420
Distributions of income to redeemable noncontrolling interest partner	(4,029)	(2,637)
Change in fair value of redeemable noncontrolling interest	1,185	1,965
Redeemable noncontrolling interest, end of period	$45,967	$38,883

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

During the three and six months ended June 30, 2025, the Company repurchased 744,857 and 1,027,678 shares, respectively, for approximately $43.4 million and $60.1 million, excluding excise tax. As of June 30, 2025, the remaining dollar value of shares that may be repurchased under the 2025 Repurchase Plan was $39.9 million, excluding excise tax. As of June 30, 2025, all repurchased shares were retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at June 30, 2025 and December 31, 2024.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $1.4 million for each of the three and six months ended June 30, 2025 and 2024.

On July 24, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on September 15, 2025 to stockholders of record as of September 1, 2025.

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

Share-Based Award Activity
During the six months ended June 30, 2025, the Company granted SAs and RSUs to executive officers, RSAs to non-employee members of the Board, and PRSUs to executive officers and employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are generally granted with a one-year vesting for non-employee directors, three-year cliff vesting for employee PRSUs, and various vesting schedules for executive officer PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 52,599 shares of common stock from executive officers and employees at a total cost of $3.1 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the six months ended June 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested, December 31, 2024	125	$46.84
Granted	277	$62.55
Vested	(169)	$54.87
Forfeited	(7)	$50.31
Unvested, June 30, 2025	226	$60.01

Share-Based Compensation Expense
Share-based compensation expense was $1.4 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, share-based compensation expense was $9.5 million and $7.1 million, respectively.

As of June 30, 2025, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $11.1 million which is expected to be recognized over a weighted-average period of 2.2 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$421,588	$2,038	$389,168	$13,493
Southeast	125,521	—	157,970	—
Total revenues	$547,109	$2,038	$547,138	$13,493

Type of Customer
Homebuyers	$547,109	$—	$547,138	$—
Homebuilders and Multi-family Developers	—	2,038	—	13,493
Total revenues	$547,109	$2,038	$547,138	$13,493

Product Type
Residential units	$547,109	$—	$547,138	$—
Land and lots	—	2,038	—	13,493
Total revenues	$547,109	$2,038	$547,138	$13,493

Timing of Revenue Recognition
Transferred at a point in time	$547,109	$2,038	$546,948	$13,493
Transferred over time(1)	—	—	190	—
Total revenues	$547,109	$2,038	$547,138	$13,493

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$783,215	$4,342	$704,405	$17,547
Southeast	259,211	—	286,017	—
Total revenues	$1,042,426	$4,342	$990,422	$17,547

Type of Customer
Homebuyers	$1,042,426	$—	$990,422	$—
Homebuilders and Multi-family Developers	—	4,342	—	17,547
Total revenues	$1,042,426	$4,342	$990,422	$17,547

Product Type
Residential units	$1,042,426	$—	$990,422	$—
Land and lots	—	4,342	—	17,547
Total revenues	$1,042,426	$4,342	$990,422	$17,547

Timing of Revenue Recognition
Transferred at a point in time	$1,042,426	$4,342	$990,042	$17,547
Transferred over time(1)	—	—	380	—
Total revenues	$1,042,426	$4,342	$990,422	$17,547

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Customer and builder deposits	$39,635	$37,068

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuyers	$15,165	$21,064	$25,934	$30,640
Homebuilders and Multi-Family Developers	279	—	643	—
Total deposits recognized as revenue	$15,444	$21,064	$26,577	$30,640

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount allocated to the remaining performance obligations on our land sale and lot option contracts is $6.9 million. The Company will recognize the remaining revenue when and if the lots are taken down, or upon closing for the sale of a land parcel, $3.9 million of which is expected to occur in the remainder of 2025 and $3.1 million in 2026.

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

10. SEGMENT INFORMATION

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues: (1)
Builder operations
Central	$421,588	$389,168	$783,215	$704,515
Southeast	125,521	157,970	259,211	286,017
Total builder operations	547,109	547,138	1,042,426	990,532
Land development	2,038	13,493	4,342	17,437
Total revenues	$549,147	$560,631	$1,046,768	$1,007,969

Gross profit:
Builder operations
Central	$135,700	$142,534	$252,844	$252,200
Southeast	41,961	57,431	90,422	105,522
Total builder operations	177,661	199,965	343,266	357,722
Land development	1,081	775	2,199	1,080
Corporate, other and unallocated (2)	(11,228)	(11,074)	(22,166)	(20,879)
Total gross profit	$167,514	$189,666	$323,299	$337,923

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses:
Commissions
Builder operations
Central	$20,319	$18,770	$37,894	$34,512
Southeast	4,534	5,736	8,968	10,302
Total builder operations	24,853	24,506	46,862	44,814
Land development	—	—	—	—
Corporate, other and unallocated	263	—	503	—
Total commissions	$25,116	$24,506	$47,365	$44,814

Salaries
Builder operations
Central	$11,466	$10,996	$23,243	$22,018
Southeast	6,547	6,840	12,705	12,935
Total builder operations	18,013	17,836	35,948	34,953
Land development	—	—	—	—
Corporate, other and unallocated	1,404	1,071	2,351	2,183
Total salaries	$19,417	$18,907	$38,299	$37,136

Interest expense (income):
Builder operations
Central	$(153)	$70	$(225)	$60
Southeast	$6,309	10,527	11,149	20,329
Total builder operations	6,156	10,597	10,924	20,389
Corporate, other and unallocated	(6,156)	(10,597)	(10,924)	(20,389)
Land development	—	—	—	—
Total interest expense, net	$—	$—	$—	$—

Other expenses
Builder operations
Central	$9,660	$8,970	$19,115	$17,060
Southeast	4,198	3,800	8,216	7,489
Total builder operations	13,858	12,770	27,331	24,549
Land development	238	78	385	142
Corporate, other and unallocated	1,143	1,341	1,287	1,531
Total other expenses	$15,239	$14,189	$29,003	$26,222

Total segment expenses
Builder operations
Central	$41,445	$38,736	$80,252	$73,590
Southeast	15,279	16,376	29,889	30,726
Total builder operations	56,724	55,112	110,141	104,316
Land development	238	78	385	142
Corporate, other and unallocated	2,810	2,412	4,141	3,714
Total segment expenses	$59,772	$57,602	$114,667	$108,172

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Income before income taxes:
Central	$92,904	$104,803	$171,905	$180,324
Southeast	27,795	41,417	62,273	76,211
Total builder operations	120,699	146,220	234,178	256,535
Land development	689	1,542	1,909	2,015
Corporate, other and unallocated (3)	(9,100)	(8,585)	(17,651)	(3,740)
Income before income taxes	$112,288	$139,177	$218,436	$254,810

	June 30, 2025	December 31, 2024
Inventory:
Builder operations
Central	$688,738	$743,490
Southeast	317,406	318,592
Total builder operations	1,006,144	1,062,082
Land development	915,891	826,687
Corporate, other and unallocated (4)	54,876	48,963
Total inventory	$1,976,911	$1,937,732

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. Land and lot closings revenue were $2.0 million and $4.3 million for the three and six months ended June 30, 2025 and $13.5 million and $17.5 million for the three and six months ended June 30, 2024, respectively.
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

11. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2025 was $23.0 million and $45.2 million, respectively, compared to $23.9 million and $48.7 million in the prior year periods. The effective tax rate was 20.4% and 20.7% for the three and six months ended June 30, 2025, respectively, compared to 17.2% and 19.1% in the comparable prior year periods. The change in the effective tax rate relates primarily to tax benefits from investment tax credits, a decrease in the Energy Efficient Homes tax credits, and a decrease in discrete tax benefits for equity compensation deduction.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

12. EARNINGS PER SHARE

The Company’s RSAs have the right to receive forfeitable dividends on an equal basis with common stock, however, its PRSUs do not participate in dividends with common stock. As such, PRSUs are not considered participating securities and are excluded from the calculation of net income per share using the two-class method.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Green Brick Partners, Inc.	$81,948	$105,358	$157,007	$188,659
Preferred dividends	(719)	(719)	(1,438)	(1,438)
Net income applicable to common stockholders	81,229	104,639	155,569	187,221

Weighted-average number of common shares outstanding - basic	43,770	44,760	44,103	44,826
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.86	$2.34	$3.53	$4.18

Weighted-average number of common shares outstanding - basic	43,770	44,760	44,103	44,826
Dilutive effect of stock options and restricted stock awards	54	394	85	451
Weighted-average number of common shares outstanding - diluted	43,824	45,154	44,188	45,277
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.85	$2.32	$3.52	$4.14

Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material.

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of June 30, 2025 and December 31, 2024 was $266.5 million and $287.2 million, respectively. The aggregate principal balance of the senior unsecured notes was $275.0 million and $300.0 million as of June 30, 2025 and December 31, 2024, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2025 and 2024.

14. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2025 and 2024, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2025 and 2024, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of June 30, 2025 and December 31, 2024, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2025 and 2024, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2025, and December 31, 2024, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2025 and December 31, 2024, letters of credit and performance bonds outstanding were $5.2 million and $20.0 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2025, and 2024, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million in the prior year periods.
As of June 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 5.3 years and 7.5%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2025 are presented below (in thousands):

Remainder of 2025	$975
2026	1,889
2027	1,841
2028	1,742
2029	1,397
Thereafter	2,112
Total future lease payments	9,956
Less: Interest	2,021
Present value of lease liabilities	$7,935

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

16. SUBSEQUENT EVENTS

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits; (c) our land and lot acquisition and development strategies and their expected impact on our results; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) sales of our finished lots; (f) our strategies to utilize leverage to invest in our business; (g) our target debt to total capitalization ratio and its expected benefits; (h) our expectations regarding the timing of lots being taken down; (i) our expectations regarding future cash needs and access to additional growth capital; (j) our expectations regarding the disposition of legal claims and/or claims under a letter of credit or performance bond; (k) seasonal factors and the impact of seasonality in future quarters and (l) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Home deliveries	Increased by 5.6%	Increased by 8.0%
Home closings revenue	Unchanged by 0.0%	Increased by 5.3%
Average sales price of homes delivered	Decreased by 5.3%	Decreased by 2.5%
Net new home orders	Increased by 6.2%	Increased by 4.6%
Homebuilding gross margin percentage	Decreased by 410 bps	Decreased by 320 bps

Our home deliveries increased 5.6% in the second quarter of 2025, while average sales prices decreased primarily as a result of elevated discounts and incentives to drive sales orders. Homebuilding gross margins decreased from 34.5% to 30.4% for the three months ended June 30, 2025, primarily due to higher incentives and closings costs to drive sales orders.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	%
Home closings revenue	$547,109	$546,948	$161	—%
Mechanic’s lien contracts revenue	—	190	(190)	(100.0)%
Residential units revenue	$547,109	$547,138	$(29)	—%
New homes delivered	1,042	987	55	5.6%
Average sales price of homes delivered	$525.1	$554.2	$(29.1)	(5.3)%

Residential units revenue was substantially in line with the prior year period. New homes delivered increased by 5.6% while the average sales price of homes delivered decreased 5.3%. The increase in new homes delivered is attributable to an increased number of selling communities and a larger percentage of quick move-in sales that sold and closed during the three months ended June 30, 2025. The 5.3% decrease in the average sales price of homes delivered for the three months ended June 30, 2025 was due to higher discounts and incentives to drive sales orders.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	%
Net new home orders	908	855	53	6.2%
Revenue from net new home orders	$469,119	$471,807	$(2,688)	(0.6)%
Average selling price of net new home orders	$516.7	$551.8	$(35.1)	(6.4)%
Cancellation rate	9.9%	9.2%	0.7%	7.6%
Absorption rate per average active selling community per quarter	8.9	8.5	0.4	4.7%
Average active selling communities	102	101	1	1.0%
Active selling communities at end of period	102	105	(3)	(2.9)%
Backlog revenue	$516,183	$650,349	$(134,166)	(20.6)%
Backlog units	730	889	(159)	(17.9)%
Average sales price of backlog	$707.1	$731.6	$(24.5)	(3.3)%

Net new home orders increased 6.2% over the prior year period while our average active selling communities remained unchanged. This resulted in a 4.7% increase in the absorption rate per average active selling community year over year. Revenue from net new home orders was substantially in line with the prior year.

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

Backlog revenue decreased by 20.6% year-over-year. As of June 30, 2025, our backlog revenue decreased 13.1% compared to March 31, 2025 and our spec units under construction as a percentage of total units under construction declined from 75.6% as of December 31, 2024 to 66.4% as of June 30, 2025.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 9.9% for the three months ended June 30, 2025, compared to 9.2% for the three months ended June 30, 2024. Our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2025		2024
Residential units revenue	$547,109	100.0%	$547,138	100.0%
Cost of residential units	380,656	69.6%	358,183	65.5%
Residential units gross margin	$166,453	30.4%	$188,955	34.5%

Residential units revenue was substantially in line with the prior year period while cost of residential units for the three months ended June 30, 2025 increased by $22.5 million, or 6.3%, compared to the same period in the previous year. This has resulted in a decrease in residential units gross margin of 410 bps to 30.4% for the three months ended June 30, 2025, from 34.5% for the three months ended June 30, 2024. The decrease in residential units gross margin is attributable to higher incentives, discounts, and closing costs to drive sales orders.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	%
Lots revenue	$2,038	$790	$1,248	158.0%
Land revenue	—	12,703	(12,703)	(100.0)%
Land and lots revenue	$2,038	$13,493	$(11,455)	(84.9)%
Lots closed	18	8	10	125.0%
Average sales price of lots closed	$113.2	$98.8	$14.4	14.6%

From time to time, we may opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by $1.2 million during the three months ended June 30, 2025. Land revenue represents sales of two tracts of commercial land during the three months ended June 30, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$56,724	$55,113
Corporate, other and unallocated (income) expense	2,810	2,411
Net builder operations	59,534	57,524	10.9%	10.5%
Land development	238	78	11.7%	0.6%
Total selling, general and administrative expenses	$59,772	$57,602	10.9%	10.3%

Selling, general and administrative expenses as a percentage of revenue increased by 0.6% for the three months ended June 30, 2025.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased by 0.4% for the three months ended June 30, 2025 due to an increase in sales commissions, advertising, and corporate allocations. Builder operations expenditures also include salary expenses and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2025 were $2.8 million, compared to $2.4 million for the three months ended June 30, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $0.5 million, or 56.9%, for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $4.0 million for the three months ended June 30, 2025, compared to $5.9 million for the three months ended June 30, 2024. The decrease in other income is mainly due to forfeited earnest money deposits during the three months ended for the three months ended June 30, 2025.

Income Tax Expense
Income tax expense was $23.0 million for the three months ended June 30, 2025 compared to $23.9 million for the three months ended June 30, 2024. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change	%
Home closings revenue	$1,042,426	$990,042	$52,384	5.3%
Mechanic’s lien contracts revenue	—	380	(380)	(100.0)%
Residential units revenue	$1,042,426	$990,422	$52,004	5.3%
New homes delivered	1,952	1,808	144	8.0%
Average sales price of homes delivered	$534.0	$547.6	$(13.6)	(2.5)%

The $52.0 million increase in residential units revenue was driven by the 8.0% increase in new homes delivered partially offset by a 2.5% decrease in the average sales price of homes delivered for the six months ended June 30, 2025. The increase in new homes delivered was primarily driven by increased levels of finished and finishing spec home inventory at the end of the prior year. The 2.5% decrease in the average sales price of homes delivered for the six months ended June 30, 2025, was attributable to higher incentives, discounts, and closing costs to drive sales orders.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change	%
Net new home orders	2,014	1,926	88	4.6%
Revenue from net new home orders	$1,062,725	$1,085,191	$(22,466)	(2.1)%
Average selling price of net new home orders	$527.7	$563.4	$(35.7)	(6.3)%
Cancellation rate	7.9%	6.5%	1.4%	21.5%
Absorption rate per average active selling community per quarter	9.7	9.8	(0.1)	(1.0)%
Average active selling communities	104	98	6	6.1%
Active selling communities at end of period	102	105	(3)	(2.9)%

Net new home orders increased 4.6% over the prior year period mainly due to higher incentives and discounts. Our average active selling communities increased 6.1%. As a result, our absorption rate per average active selling community decreased 1.0% year over year. The 2.1% decrease in revenue from net new home orders is also tied to the higher incentives offered to drive sales orders.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.9% for the six months ended June 30, 2025, compared to 6.5% for the six months ended June 30, 2024. Our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
Residential units revenue	$1,042,426	100.0%	$990,422	100.0%
Cost of residential units	721,277	69.2%	653,496	66.0%
Residential units gross margin	$321,149	30.8%	$336,926	34.0%

Residential units revenue increased $52.0 million or 5.3% during the six months ended June 30, 2025, due to the increase in home deliveries of 8.0% while cost of residential units for the six months ended June 30, 2025, increased by $67.8 million, or 10.4%, compared to the six months ended June 30, 2024. This resulted in a decrease in residential units gross margin for the six months ended June 30, 2025, of 320 bps to 30.8%, from 34.0% for the six months ended June 30, 2024 mainly due to higher incentives, discounts, and closing costs to drive sales orders.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change	%
Lots revenue	$4,342	$4,844	$(502)	(10.4)%
Land revenue	—	12,703	(12,703)	(100.0)%
Land and lots revenue	$4,342	$17,547	$(13,205)	(75.3)%
Lots closed	42	71	(29)	(40.8)%
Average sales price of lots closed	$103.4	$68.2	$35.2	51.6%

From time to time we may opportunistically sell finished lots to other homebuilders when we determine that we have excess capacity in specific neighborhoods or submarkets. Lots revenue decreased by $0.5 million during the six months ended June 30, 2025. Land revenue represents sales of two tracts of commercial land during the six months ended June 30, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$110,141	$104,316
Corporate, other and unallocated (income) expense	4,141	3,713
Net builder operations	114,282	108,029	11.0%	10.9%
Land development	385	143	8.9%	0.8%
Total selling, general and administrative expenses	$114,667	$108,172	11.0%	10.7%

Selling, general and administrative expenses as a percentage of revenue increased by 0.3% for the six months ended June 30, 2025.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations of 11.0% for the six months ended June 30, 2025, was substantially in line with the prior year period. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2025, were $4.1 million and $3.7 million for the six months ended June 30, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $1.0 million, for the six months ended June 30, 2025, compared to $3.8 million for the six months ended June 30, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, decreased to $8.8 million for the six months ended June 30, 2025, compared to $21.3 million for the six months ended June 30, 2024. The decrease was primarily due to a $10.7 million gain in the sale of our investment in GB Challenger, LLC during the six months ended June 30, 2024.

Income Tax Expense
Income tax expense was $45.2 million for the six months ended June 30, 2025 compared to $48.7 million for the six months ended June 30, 2024. The decrease was primarily due to lower taxable income partially offset by a higher effective tax rate. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the six months ended June 30, 2025.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2025 and December 31, 2024. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	June 30, 2025			December 31, 2024
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	3,841	723	4,564	3,932	790	4,722
Lots in communities under development	25,345	1,759	27,104	22,524	1,670	24,194
Land held for future development(1)	3,800	—	3,800	3,800	—	3,800
Total lots owned	32,986	2,482	35,468	30,256	2,460	32,716

Lots controlled
Lots under third party option contracts	504	121	625	806	—	806
Land under option for future acquisition and development	1,170	266	1,436	1,091	349	1,440
Lots under option through unconsolidated development joint ventures	2,564	107	2,671	2,614	255	2,869
Total lots controlled	4,238	494	4,732	4,511	604	5,115
Total lots owned and controlled (2)	37,224	2,976	40,200	34,767	3,064	37,831
Percentage of lots owned	88.6%	83.4%	88.2%	87.0%	80.3%	86.5%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total lots owned(1)	35,468	32,716
Land under option for future acquisition and development	1,436	1,440
Lots under option through unconsolidated development joint ventures	2,671	2,869
Total lots self-developed	39,575	37,025
Self-developed lots as a percentage of total lots owned and controlled(1)	98.4%	97.9%

(1) Total lots owned includes finished lot purchases, which were less than 1.3% of total lots self-developed as of June 30, 2025.

Liquidity and Capital Resources Overview
As of June 30, 2025 and December 31, 2024, we had $112.5 million and $141.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, share repurchases or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2025 were home construction, land purchases, land development, repayments of debt, operating expenses, share repurchases, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

Cash flows for each of our communities depend on the community’s stage in the development cycle. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, roads, utilities, general landscaping and other amenities, and home construction. These costs are a component of our inventory and are not recognized in our statement of income until a home closes. In the later stages of community life cycle, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with home construction and land development primarily occurred in prior periods.

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 14.4% as of June 30, 2025.

Additionally, as of June 30, 2025, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 9.4%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of up to approximately 20%, which we expect will provide us with significant additional growth capital.

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2025.

Cash Flows
The following summarizes our primary sources and uses of cash during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2025, was $143.5 million, compared to $3.2 million during the six months ended June 30, 2024. The net cash inflows for the six months ended June 30, 2025, were generated by our business operations.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2025 was $25.6 million, compared to net cash from investing activities of $58.1 million during the six months ended June 30, 2024. Cash outflows for the six months ended June 30, 2025, were primarily related to other investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the six months ended June 30, 2025 was $131.8 million, compared to net cash used of $102.6 million during the six months ended June 30, 2024. The cash outflows were primarily related to share repurchases of $60.7 million, repayments of our senior unsecured notes of $25.0 million, and net repayments to our lines of credit of $20.8 million.

Debt Instruments
Secured Revolving Credit Facility – As of June 30, 2025 and December 31, 2024, we had no amounts outstanding under our $35.0 million Secured Revolving Credit Facility. On May 1, 2025, the Company entered into the Tenth Amendment to the Secured Revolving Credit Facility to extend its maturity date to May 1, 2028. Outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to SOFR plus 2.25%, but in no event less than 3.15% per annum or more than the lesser of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

Unsecured Revolving Credit Facility – As of June 30, 2025, we had no amounts outstanding under our Unsecured Revolving Credit Facility and $25.0 million outstanding as of December 31, 2024. On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to this credit agreement that adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30 million in new commitments, thereby increasing total commitments to $330.0 million. The maturity of all commitments under the Unsecured Revolving Credit Facility were extended to December 14, 2027.

Senior Unsecured Notes - As of June 30, 2025, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $274.3 million as of June 30, 2025 compared to $299.1 million as of December 31, 2024, net of issuance costs.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”) of which $75.0 million is outstanding as of June 30, 2025. Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2025. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of June 30, 2025, our interest coverage on a last 12 months’ basis was 32.76 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,090.5 million. As of June 30, 2025, our Consolidated Tangible Net Worth was $1,724.5 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of June 30, 2025, we had a rolling average ratio of 15.2%.

As of June 30, 2025, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	June 30, 2025	December 31, 2024
October 31, 2025	$40,000	$—	$—
December 18, 2025	40,000	4,194	—
	$80,000	$4,194	$—
The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of June 30, 2025.

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

De minimis fees or other debt issuance costs were incurred during the three and six months ended June 30, 2025 associated with the Warehouse Facilities.

Preferred Equity

As of June 30, 2025 and December 31, 2024 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the six months ended June 30, 2025, we paid dividends of $1.4 million on the Series A Preferred Stock. On July 24, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on September 15, 2025 to stockholders of record as of September 1, 2025.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of June 30, 2025 (dollars in thousands):

	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$291,335	$(112,459)	$178,876
Total Green Brick Partners, Inc. stockholders’ equity	1,725,373	—	1,725,373
Total capitalization	$2,016,708	$(112,459)	$1,904,249

Debt to total capitalization ratio	14.4%
Net debt to total capitalization ratio			9.4%

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

To a much lesser extent and due to a limited availability in our market of true lot developers, we also utilize option contracts with lot sellers as a method of acquiring lots in staged takedowns, which are the schedules that dictate when lots must be purchased to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Lot option contracts generally require us to pay a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices that typically include escalations in lot prices over time.

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

As of June 30, 2025, we had earnest money deposits of $10.2 million at risk associated with contracts to purchase raw land and finished lots representing 3,221 total lots past feasibility studies with an aggregate purchase price of approximately $217.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Since December 31, 2024, there have been no material changes to the Company’s Risk Factors, except as noted below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2025	384,857	$55.97	384,857	$61,728,000
May 1 - May 31, 2025	360,000	60.67	360,000	39,896,000
June 1 - June 30, 2025	—	—	—	39,896,000
Total	744,857		744,857	$39,896,000

(1)    On February 17, 2025, the Board approved and authorized a new $100 million stock repurchase program (the “2025 Repurchase Plan”), replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. This new plan authorizes the Company to purchase, from time to time, up to $100 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2025 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board. During the three months ended June 30, 2025, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 744,857 shares for approximately $43.4 million, excluding excise tax.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 12, 2025, the Company entered into an employment agreement with Mr. Bobby Samuel (the “Employment Agreement”) who serves as the Company’s Executive Vice President - Land. The Employment Agreement is for a three-year term and provides Mr. Samuel with an annual base salary of $500,000. In addition, during the term of the Employment

Agreement, Mr. Samuel is eligible to receive an annual incentive bonus with a target amount of no less than $500,000, subject to the achievement of performance objectives established and assessed by the Compensation Committee in its sole discretion. The annual incentive bonus may be payable partially in cash and partially in equity, as determined by the Compensation Committee. The Company’s annual incentive program, in which Mr. Samuel and the Company’s other executive officers participates, provides an annual incentive bonus based (i) 30% on the achievement of strategic goals, (ii) 35% on the achievement of operational/financial metrics relative to the performance of the Company’s peers and (iii) 35% on the Company’s EPS performance. All payments made under the Employment Agreement are subject to the Company’s Clawback Policy.

Solely in the case of termination (i) by the Company without Cause (as defined in the Employment Agreement) or (ii) by Mr. Samuel with Good Reason (as defined in the Employment Agreement), subject to Mr. Samuel’s execution of a release of claims in a form reasonably determined by the Company, Mr. Samuel would be entitled to receive a severance payment equal to 1.5 times the sum of (x) his base salary plus (y) the target bonus for the year of termination.

In addition, the Employment Agreement provides for non-competition, non-solicitation, non-disparagement and confidentiality provisions during Mr. Samuel’s employment and for a period of twelve months after termination.

ITEM 6. EXHIBITS

Number	Description
10.51*	Employment Agreement, dated as of May 12, 2025, between the Company and Bobby L. Samuel III.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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

Date:    July 30, 2025