Form 10-Q
period 2025-09-30
Green Brick Partners, Inc.
filed 2025-10-29
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from — to —

Commission file number: 001-33530

Green Brick Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware				20-5952523
(State or other jurisdiction of incorporation)				(IRS Employer Identification Number)

5501 Headquarters Drive, Suite 300W
Plano	,	TX	75024	(469)	573-6755
(Address of principal executive offices, including Zip Code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GRBK	The New York Stock Exchange
Common Stock, par value $0.01 per share	GRBK	NYSE Texas, Inc.
Depositary Shares (each representing a 1/1000th interest in a share of 5.75% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share)	GRBK PRA	The New York Stock Exchange

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

The number of shares of the Registrant’s common stock outstanding as of October 24, 2025 was 43,565,098.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$142,426	$141,543
Restricted cash	33,018	18,153
Receivables	40,263	13,858
Real estate inventory:
Inventory owned	1,931,799	1,771,203
Consolidated inventory related to VIE	168,296	166,529
Total inventory	2,100,095	1,937,732
Investments in unconsolidated entities	85,386	60,582
Right-of-use assets - operating leases	7,837	7,242
Property and equipment, net	5,872	6,551
Earnest money deposits	13,736	13,629
Deferred income tax assets, net	13,984	13,984
Intangible assets, net	218	282
Goodwill	680	680
Other assets	37,860	35,758
Total assets	$2,481,375	$2,249,994
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$91,270	$59,746
Accrued expenses	127,523	110,068
Customer and builder deposits	35,179	37,068
Lease liabilities - operating leases	8,966	8,343
Borrowings on lines of credit, net	62,753	22,645
Senior unsecured notes, net	261,877	299,090
Notes payable	14,871	14,871
Total liabilities	602,439	551,831
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	47,302	44,709
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 43,565,098 and 44,498,097 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	436	445
Additional paid-in capital	245,661	244,653
Retained earnings	1,510,462	1,332,714
Total Green Brick Partners, Inc. stockholders’ equity	1,804,162	1,625,415
Noncontrolling interests	27,472	28,039
Total equity	1,831,634	1,653,454
Total liabilities and equity	$2,481,375	$2,249,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential units revenue	$499,091	$522,859	$1,541,517	$1,513,281
Land and lots revenue	—	801	4,342	18,348
Total revenues	499,091	523,660	1,545,859	1,531,629
Cost of residential units	343,629	351,666	1,064,906	1,005,162
Cost of land and lots	—	431	2,192	16,981
Total cost of revenues	343,629	352,097	1,067,098	1,022,143
Total gross profit	155,462	171,563	478,761	509,486
Selling, general and administrative expenses	(58,140)	(57,740)	(172,807)	(165,912)
Equity in income of unconsolidated entities	422	992	1,406	4,770
Other income, net	8,891	4,161	17,711	25,442
Income before income taxes	106,635	118,976	325,071	373,786
Income tax expense	23,226	23,078	68,406	71,816
Net income	83,409	95,898	256,665	301,970
Less: Net income attributable to noncontrolling interests	5,556	6,787	21,805	24,200
Net income attributable to Green Brick Partners, Inc.	$77,853	$89,111	$234,860	$277,770

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.77	$1.99	$5.30	$6.18
Diluted	$1.77	$1.98	$5.29	$6.12
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,541	44,457	43,914	44,614
Diluted	43,632	44,530	44,031	45,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended September 30, 2025 and 2024:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
June 30, 2025	43,565,098	$436	2,000	$47,603	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935
Share-based compensation	—		—	—	1,344		1,344	—	1,344
Dividends	—		—	—		(719)	(719)	—	(719)
Change in fair value of redeemable noncontrolling interest	—		—	—	311		311	—	311
Net income	—	—	—	—	—	77,853	77,853	3,910	81,763
September 30, 2025	43,565,098	$436	2,000	$47,603	$245,661	$1,510,462	$1,804,162	$27,472	$1,831,634

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
June 30, 2024	44,897,775	$449	2,000	$47,603	(303,324)	$(17,192)	$246,863	$1,161,512	$1,439,235	$24,518	$1,463,753
Issuance of common stock from equity incentive plan, net of forfeitures	2,302	—	—	—	—	—	—	—	—	—	—
Withholdings from share-based compensation awards	(826)	—	—	—	—	—	(59)	—	(59)	—	(59)
Share-based compensation	—		—	—	—	—	572	—	572	—	572
Dividends	—		—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—		—	—	(97,679)	(5,445)	—	—	(5,445)	—	(5,445)
Treasury stock retirement	(401,003)	(4)	—	—	401,003	22,637	(2,219)	(20,414)	—	—	—
Change in fair value of redeemable noncontrolling interest	—		—	—	—	—	(1,958)	—	(1,958)	—	(1,958)
Distributions	—	—	—	—	—	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	—	—	—	—	89,111	89,111	4,787	93,898
September 30, 2024	44,498,248	$445	2,000	$47,603	—	$—	$243,199	$1,229,490	$1,520,737	$24,305	$1,545,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the nine months ended September 30, 2025 and 2024:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	2	—	—	—	—	7,075	—	7,077	—	7,077
Withholdings from share-based compensation awards	(52,599)	(1)	—	—	—	—	(3,059)	—	(3,060)	—	(3,060)
Share-based compensation	—	—	—	—	—	—	3,702	—	3,702	—	3,702
Dividends	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)
Stock repurchases		—	—	—	(1,027,678)	(60,736)	—	(66)	(60,802)	—	(60,802)
Treasury stock retirement	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(874)	—	(874)	—	(874)
Distributions	—	—	—	—	—	—	—	—	—	(16,624)	(16,624)
Net income	—	—	—	—	—	—	—	234,860	234,860	16,057	250,917
September 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$245,661	$1,510,462	$1,804,162	$27,472	$1,831,634

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—	$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock from equity incentive plan, net of forfeitures	639,079	7	—	—	—	—	5,843	—	5,850	—	5,850
Withholdings from vesting of restricted stock awards	(285,347)	(3)	—	—	—	—	(11,334)	—	(11,337)	—	(11,337)
Share-based compensation	—	—	—	—	—	—	1,865	—	1,865	—	1,865
Dividends	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)
Stock repurchases	—	—	—	—	(860,659)	(48,035)	—	—	(48,035)	—	(48,035)
Treasury stock retirement	(860,659)	(9)	—	—	860,659	48,035	(4,865)	(43,161)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(3,924)	—	(3,924)	—	(3,924)
Distributions	—	—	—	—	—	—	—	—	—	(11,785)	(11,785)
Net income	—	—	—	—	—	—	—	277,770	277,770	18,781	296,551
September 30, 2024	44,498,248	$445	2,000	$47,603	—	$—	$243,199	$1,229,490	$1,520,737	$24,305	$1,545,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$256,665	$301,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,959	3,624
Loss on disposal of property and equipment, net	7	75
Share-based compensation expense	10,867	7,715
Equity in income of unconsolidated entities	(1,406)	(4,770)
Allowances for option deposits and pre-acquisition costs	2,254	185
Gain on sale of investment in unconsolidated entity	—	(10,718)
Distributions of income from unconsolidated entities	6,279	2,664
Changes in operating assets and liabilities:
Increase in receivables	(26,405)	(697)
Increase in inventory	(161,454)	(383,927)
(Increase) decrease in earnest money deposits	(107)	2,750
Increase in other assets	(4,328)	(6,275)
Increase in accounts payable	31,524	13,026
Increase in accrued expenses	17,300	69,438
(Decrease) increase in customer and builder deposits	(1,888)	1,918
Net cash provided by (used in) operating activities	133,267	(3,022)
Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated entity	—	63,960
Investments in unconsolidated entities	(29,677)	(25,838)
Purchase of property and equipment, net of disposals	(3,224)	(3,482)
Net cash (used in) provided by investing activities	(32,901)	34,640
Cash flows from financing activities:
Borrowings from lines of credit	182,180	26,000
Repayments of lines of credit	(142,623)	(26,000)
Repayments of senior unsecured notes	(37,500)	(37,500)
Repayments of notes payable	—	(12,981)
Payments of debt issuance costs	(71)	—
Payments of withholding tax on vesting of restricted stock awards	(3,059)	(11,335)
Repurchases of common stock	(60,736)	(48,035)
Dividends paid	(2,156)	(2,156)
Distributions to redeemable noncontrolling interest	(4,029)	(2,637)
Distributions to noncontrolling interests	(16,624)	(11,785)
Net cash used in financing activities	(84,618)	(126,429)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,748	(94,811)
Cash and cash equivalents and restricted cash, beginning of period	159,696	199,459
Cash and cash equivalents and restricted cash, end of period	$175,444	$104,648
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$40,073	$28,216

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or subsequent periods due to seasonal variations and other factors.

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

2. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2025	December 31, 2024
Homes completed or under construction	$680,722	$678,198
Land and lots - developed and under development	1,393,911	1,234,532
Land held for future development(1)	14,481	14,481
Land held for sale	10,981	10,521
Total inventory	$2,100,095	$1,937,732

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of September 30, 2025, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three and nine months ended September 30, 2025, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value. For the three and nine months ended September 30, 2024, the Company recorded a $1.3 million impairment adjustment to reduce the carrying value of the impaired community to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest capitalized at beginning of period	$28,394	$25,234	$26,621	$24,126
Interest incurred	3,049	3,375	9,710	10,298
Interest charged to cost of revenues	(2,358)	(2,864)	(7,246)	(8,679)
Interest capitalized at end of period	$29,085	$25,745	$29,085	$25,745

Capitalized interest as a percentage of inventory	1.4%	1.3%

3. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	September 30, 2025	December 31, 2024
Rainwater Crossing Single-Family, LLC	$43,811	$18,633
GBTM Sendera, LLC	21,985	21,985
EJB River Holdings, LLC	8,074	12,288
TMGB Magnolia Ridge, LLC	11,506	7,006
BHome Mortgage, LLC	10	670
Total investment in unconsolidated entities	$85,386	$60,582
As of September 30, 2025 and December 31, 2024, the Company’s maximum exposure to loss from its investments in unconsolidated entities was $117.7 million and $95.1 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC of $9.8 million and $12.0 million as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company has a completion guarantee up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC.
A summary of the unaudited condensed financial information of the unconsolidated entities as of September 30, 2025 and December 31, 2024 that are accounted for by the equity method is as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Cash	$15,387	$7,334
Accounts receivable	628	488
Bonds and notes receivable	9,794	12,038
Inventory	149,989	111,771
Other assets	1,890	1,738
Total assets	$177,688	$133,369
Liabilities:
Accounts payable	$7,585	$6,280
Accrued expenses and other liabilities	1,082	1,369
Notes payable	35,702	23,194
Total liabilities	44,369	30,843
Owners’ equity:
Green Brick	82,600	58,312
Others	50,719	44,214
Total owners’ equity	133,319	102,526
Total liabilities and owners’ equity	$177,688	$133,369

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$9,281	$6,498	$26,800	$44,315
Costs and expenses	8,433	4,499	23,984	34,686
Net earnings (loss) of unconsolidated entities	$848	$1,999	$2,816	$9,629
Company’s share in net earnings of unconsolidated entities	$422	$992	$1,406	$4,770

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC (“TPG”) were $196.8 million and $164.6 million, respectively, as of September 30, 2025. As of December 31, 2024, TPG’s assets and liabilities were $201.5 million and $167.3 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	September 30, 2025	December 31, 2024
Federal income tax payable	$25,833	$3,749
Accrued compensation	21,972	20,309
Real estate development reserve to complete(1)	21,904	31,043
Accrued property tax payable	15,280	10,973
Warranty reserve	14,004	17,373
Self-insurance reserve	7,441	5,195
Other accrued expenses	21,089	21,426
Total accrued expenses	$127,523	$110,068

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty accrual, beginning of period	$18,196	$27,139	$17,373	$23,474
Warranties issued	1,686	3,082	5,230	9,208
Changes in liability for existing warranties(1)	(4,809)	264	(5,102)	515
Payments made	(1,069)	(1,454)	(3,497)	(4,166)
Warranty accrual, end of period	$14,004	$29,031	$14,004	$29,031

(1)During the three months ended September 30, 2025, the Company reassessed its warranty accrual estimate based on historical data, peer comparisons, and recent trends. As a result, the Company recognized a decrease in its warranty accrual estimate reducing the warranty liability by approximately $4.8 million. This adjustment was primarily due to improvements in construction quality, resulting in lower warranty spend that previously estimated.

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	50,000	25,000
Warehouse Facilities	14,557	—
Debt issuance costs, net of amortization	(1,804)	(2,355)
Total borrowings on lines of credit, net	$62,753	$22,645

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

As of September 30, 2025 there were no letters of credit outstanding under our Secured Revolving Credit Facility and the net available commitment amount was $35.0 million.

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

As of September 30, 2025, the interest rate on outstanding borrowings under the Unsecured Revolving Credit Facility was 6.43%.
The Unsecured Revolving Credit Facility is guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries.

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	September 30, 2025	December 31, 2024
October 31, 2025(1)	$40,000	$—	$—
December 18, 2025	40,000	14,557	—
	$80,000	$14,557	$—

(1) On October 3, 2025, the warehouse facility with a maturity date of October 31, 2025 was extended to January 29, 2026.

The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of September 30, 2025.

Under the Warehouse Facilities, banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within 14 to 60 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

De minimis fees or other debt issuance costs were incurred during the three and nine months ended September 30, 2025 associated with the Warehouse Facilities.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$50,000	$62,500
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	75,000	100,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(623)	(910)
Total senior unsecured notes, net	$261,877	$299,090

The senior unsecured notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. Optional prepayment of each of the senior unsecured notes is allowed with a payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

2026 Notes
The remaining principal on the 2026 Notes of $50.0 million is due on August 8, 2026.

2027 Notes
The aggregate principal amount of the 2027 Notes is due on August 26, 2027.

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028 and the remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2025.

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
The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$45,967	$38,883
Net income attributable to redeemable noncontrolling interest partner	1,646	2,000
Change in fair value of redeemable noncontrolling interest	(311)	1,958
Redeemable noncontrolling interest, end of period	$47,302	$42,841

	Nine Months Ended September 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$44,709	$36,135
Net income attributable to redeemable noncontrolling interest partner	5,748	5,419
Distributions of income to redeemable noncontrolling interest partner	(4,029)	(2,637)
Change in fair value of redeemable noncontrolling interest	874	3,924
Redeemable noncontrolling interest, end of period	$47,302	$42,841

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

The Company did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 1,027,678 shares for approximately $60.1 million, excluding excise tax. As of September 30, 2025, the remaining dollar value of shares that may be repurchased under the 2025 Repurchase Plan was $39.9 million, excluding excise tax. As of September 30, 2025, all repurchased shares were retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at September 30, 2025 and December 31, 2024.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $2.2 million for each of the three and nine months ended September 30, 2025 and 2024.

On October 22, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on December 15, 2025 to stockholders of record as of December 1, 2025.

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

Share-Based Award Activity
During the nine months ended September 30, 2025, the Company granted SAs and RSUs to executive officers, RSAs to non-employee members of the Board, and PRSUs to executive officers and employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are generally granted with a one-year vesting for non-employee directors, three-year cliff vesting for employee PRSUs, and various vesting schedules for executive officer PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 52,599 shares of common stock from executive officers and employees at a total cost of $3.1 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested, December 31, 2024	125	$46.84
Granted	285	$62.38
Vested	(169)	$54.87
Forfeited	(17)	$51.66
Unvested, September 30, 2025	224	$60.25

Share-Based Compensation Expense
Share-based compensation expense was $1.3 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, share-based compensation expense was $10.9 million and $7.7 million, respectively.

As of September 30, 2025, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $10.0 million which is expected to be recognized over a weighted-average period of 1.8 years.

9. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$391,108	$—	$389,697	$801
Southeast	107,983	—	133,162	—
Total revenues	$499,091	$—	$522,859	$801

Type of Customer
Homebuyers	$499,091	$—	$522,859	$—
Homebuilders and Multi-family Developers	—	—	—	801
Total revenues	$499,091	$—	$522,859	$801

Product Type
Residential units	$499,091	$—	$522,859	$—
Land and lots	—	—	—	801
Total revenues	$499,091	$—	$522,859	$801

Timing of Revenue Recognition
Transferred at a point in time	$499,059	$—	$522,859	$801
Transferred over time(1)	32	—	—	—
Total revenues	$499,091	$—	$522,859	$801

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,174,323	$4,342	$1,094,102	$18,348
Southeast	367,194	—	419,179	—
Total revenues	$1,541,517	$4,342	$1,513,281	$18,348

Type of Customer
Homebuyers	$1,541,517	$—	$1,513,281	$—
Homebuilders and Multi-family Developers	—	4,342	—	18,348
Total revenues	$1,541,517	$4,342	$1,513,281	$18,348

Product Type
Residential units	$1,541,517	$—	$1,513,281	$—
Land and lots	—	4,342	—	18,348
Total revenues	$1,541,517	$4,342	$1,513,281	$18,348

Timing of Revenue Recognition
Transferred at a point in time	$1,541,485	$4,342	$1,512,901	$18,348
Transferred over time(1)	32	—	380	—
Total revenues	$1,541,517	$4,342	$1,513,281	$18,348

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Customer and builder deposits	$35,179	$37,068

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuyers	$14,839	$18,190	$32,474	$38,797
Homebuilders and Multi-Family Developers	—	—	643	—
Total deposits recognized as revenue	$14,839	$18,190	$33,117	$38,797

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount allocated to the remaining performance obligations on our land sale and lot option contracts is $17.4 million. The Company will recognize the remaining revenue when and if the lots are taken down, or upon closing for the sale of a land parcel, $12.3 million of which is expected to occur in the remainder of 2025 and $5.1 million in 2026.

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

10. SEGMENT INFORMATION

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues: (1)
Builder operations
Central	$391,108	$389,697	$1,174,323	$1,094,212
Southeast	107,983	133,162	367,194	419,179
Total builder operations	499,091	522,859	1,541,517	1,513,391
Land development	—	801	4,342	18,238
Total revenues	$499,091	$523,660	$1,545,859	$1,531,629

Gross profit:
Builder operations
Central	$130,937	$134,759	$383,781	$386,959
Southeast	35,834	47,749	126,256	153,271
Total builder operations	166,771	182,508	510,037	540,230
Land development	—	447	2,199	1,527
Corporate, other and unallocated (2)	(11,309)	(11,392)	(33,475)	(32,271)
Total gross profit	$155,462	$171,563	$478,761	$509,486

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment expenses:
Commissions
Builder operations
Central	$19,248	$19,213	$57,142	$53,725
Southeast	3,637	4,771	12,605	15,073
Total builder operations	22,885	23,984	69,747	68,798
Corporate, other and unallocated	579	—	1,082	—
Total commissions	$23,464	$23,984	$70,829	$68,798

Salaries
Builder operations
Central	$11,113	$10,768	$34,356	$32,786
Southeast	6,177	6,394	18,882	19,329
Total builder operations	17,290	17,162	53,238	52,115
Land development	—	—	—	—
Corporate, other and unallocated	2,505	661	3,452	2,844
Total salaries	$19,795	$17,823	$56,690	$54,959

Interest expense (income):
Builder operations
Central	$(228)	$(107)	$(453)	$(47)
Southeast	4,656	9,652	15,805	29,981
Total builder operations	4,428	9,545	15,352	29,934
Corporate, other and unallocated	(4,428)	(9,545)	(15,352)	(29,934)
Total interest expense, net	$—	$—	$—	$—

Other expenses
Builder operations
Central	$10,831	$10,282	$29,946	$27,342
Southeast	3,963	3,910	12,179	11,399
Total builder operations	14,794	14,192	42,125	38,741
Land development	421	82	806	224
Corporate, other and unallocated	1,071	1,659	2,357	3,190
Total other expenses	$16,286	$15,933	$45,288	$42,155

Total segment expenses
Builder operations
Central	$41,192	$40,263	$121,444	$113,853
Southeast	13,777	15,075	43,666	45,801
Total builder operations	54,969	55,338	165,110	159,654
Land development	421	82	806	224
Corporate, other and unallocated	2,750	2,320	6,891	6,034
Total segment expenses	$58,140	$57,740	$172,807	$165,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes:
Central	$91,934	$95,223	$263,839	$275,547
Southeast	22,629	33,601	84,902	109,812
Total builder operations	114,563	128,824	348,741	385,359
Land development	(192)	361	1,717	2,376
Corporate, other and unallocated (3)	(7,736)	(10,209)	(25,387)	(13,949)
Income before income taxes	$106,635	$118,976	$325,071	$373,786

	September 30, 2025	December 31, 2024
Inventory:
Builder operations
Central	$726,614	$743,490
Southeast	319,364	318,592
Total builder operations	1,045,978	1,062,082
Land development	999,323	826,687
Corporate, other and unallocated (4)	54,794	48,963
Total inventory	$2,100,095	$1,937,732

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. No land or lot closings revenue was recognized for each of the three months ended September 30, 2025 and 2024. Land and lost closings revenue were $4.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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

11. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2025 was $23.2 million and $68.4 million, respectively, compared to $23.1 million and $71.8 million in the prior year periods. The effective tax rate was 21.8% and 21.0% for the three and nine months ended September 30, 2025, respectively, compared to 19.4% and 19.2% in the comparable prior year periods. The change in the effective tax rate relates primarily to tax benefits from investment tax credits, a decrease in the Energy Efficient Homes tax credits, and a decrease in discrete tax benefits for equity compensation deduction.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law have been recognized in the period of enactment. The Company does not expect the impact of the OBBBA to have a material effect on the Company’s consolidated financial statements.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Green Brick Partners, Inc.	$77,853	$89,111	$234,860	$277,770
Preferred dividends	(719)	(719)	(2,156)	(2,156)
Net income applicable to common stockholders	77,134	88,392	232,704	275,614

Weighted-average number of common shares outstanding - basic	43,541	44,457	43,914	44,614
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.77	$1.99	$5.30	$6.18

Weighted-average number of common shares outstanding - basic	43,541	44,457	43,914	44,614
Dilutive effect of stock options and restricted stock awards	91	73	117	405
Weighted-average number of common shares outstanding - diluted	43,632	44,530	44,031	45,019
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.77	$1.98	$5.29	$6.12

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

Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of September 30, 2025 and December 31, 2024 was $255.9 million and $287.2 million, respectively. The aggregate principal balance of the senior unsecured notes was $262.5 million and $300.0 million as of September 30, 2025 and December 31, 2024, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2025 and 2024.

14. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2025 and 2024, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2025 and 2024, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of September 30, 2025 and December 31, 2024, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2025 and 2024, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2025, and December 31, 2024, no amounts were due to the title company affiliate.

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2025 and December 31, 2024, letters of credit and performance bonds outstanding were $0.3 million and $20.0 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.6 million in the prior year periods.
As of September 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 5.1 years and 7.5%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2025 are presented below (in thousands):

Remainder of 2025	$487
2026	2,136
2027	2,095
2028	2,003
2029	1,665
Thereafter	2,525
Total future lease payments	10,911
Less: Interest	1,945
Present value of lease liabilities	$8,966

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits; (c) our investments in our land acquisition, development and homebuilding activities; (d) the sufficiency of our capital resources to support our business strategy and to service our debt; (e) sales of our finished lots; (g) our target debt to total capitalization ratio and its expected benefits; (h) our expectations regarding the timing of lots being taken down and the recognition of revenue; (i) our expectations regarding future cash needs and access to additional growth capital; (j) our expectations regarding the disposition of legal claims and/or claims under a letter of credit or performance bond; (k) seasonal factors and the impact of seasonality in future quarters and (l) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy Signature Homes brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Home deliveries	Decreased by 0.3%	Increased by 5.1%
Home closings revenue	Decreased by 4.6%	Increased by 1.9%
Average sales price of homes delivered	Decreased by 4.2%	Decreased by 3.1%
Net new home orders	Increased by 2.4%	Increased by 3.9%
Homebuilding gross margin percentage	Decreased by 160 bps	Decreased by 270 bps

Our home deliveries were substantially in line in the third quarter of 2025 year over year, while average sales prices decreased primarily as a result of elevated discounts and incentives. Homebuilding gross margins decreased from 32.7% to 31.1% for the three months ended September 30, 2025, primarily due to higher incentives and closings costs.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change	%
Home closings revenue	$499,059	$522,859	$(23,800)	(4.6)%
Mechanic’s lien contracts revenue	32	—	32	100%
Residential units revenue	$499,091	$522,859	$(23,768)	(4.5)%
New homes delivered	953	956	(3)	(0.3)%
Average sales price of homes delivered	$523.7	$546.9	$(23.2)	(4.2)%

Residential units revenue decreased 4.6% and new homes delivered were substantially in line with the prior year period. The average sales price of homes delivered decreased by 4.2%, primarily due to product mix and higher discounts and incentives to sustain sales orders.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change	%
Net new home orders	898	877	21	2.4%
Revenue from net new home orders	$448,465	$454,358	$(5,893)	(1.3)%
Average selling price of net new home orders	$499.4	$518.1	$(18.7)	(3.6)%
Cancellation rate	6.7%	8.5%	(1.8)%	(21.2)%
Absorption rate per average active selling community per quarter	8.7	8.4	0.3	3.6%
Average active selling communities	103	105	(2)	(1.9)%
Active selling communities at end of period	100	106	(6)	(5.7)%
Backlog revenue	$465,589	$581,848	$(116,259)	(20.0)%
Backlog units	675	809	(134)	(16.6)%
Average sales price of backlog	$689.8	$719.2	$(29.4)	(4.1)%

Net new home orders increased 2.4% over the prior year period while our average active selling communities declined by 1.9%. Revenue from net new home orders declined $5.9 million or 1.3% consistent with the decline in the average selling price of net new home orders. The 3.6% increase in the absorption rate per average active selling community year over year is attributable to a lower cancellation rate and higher levels of net new home orders.

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

Backlog revenue decreased by 20.0% year-over-year. As of September 30, 2025, our backlog revenue decreased 9.8% compared to June 30, 2025 and our spec units under construction as a percentage of total units under construction declined from 75.6% as of December 31, 2024 to 68.3% as of September 30, 2025.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 6.7% for the three months ended September 30, 2025, compared to 8.5% for the three months ended September 30, 2024. Our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2025		2024
Residential units revenue	$499,091	100.0%	$522,859	100.0%
Cost of residential units	343,629	68.9%	351,666	67.3%
Residential units gross margin	$155,462	31.1%	$171,193	32.7%

For the three months ended September 30, 2025, residential units revenue decreased $23.8 million or 4.5% while cost of residential units decreased by $8.0 million, or 2.3%, compared to the same period in the previous year. Residential units gross margin declined by 160 bps to 31.1% for the three months ended September 30, 2025, from 32.7% for the three months ended September 30, 2024. The decrease in residential units gross margin is attributable to higher incentives, discounts, and closing costs.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$54,969	$55,338
Corporate, other and unallocated expense	2,750	2,320
Net builder operations	57,719	57,658	11.6%	11.0%
Land development	421	82
Total selling, general and administrative expenses	$58,140	$57,740	11.6%	11.0%

Selling, general and administrative expenses as a percentage of revenue increased by 0.6% for the three months ended September 30, 2025, mainly due to increased share-based compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations were substantially in line with the prior year period. Builder operation expenditures include salary expenses, commissions, corporate allocations, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2025 were $2.8 million, compared to $2.3 million for the three months ended September 30, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $0.4 million, or 57.5%, for the three months ended September 30, 2025, compared to $1.0 million for the three months ended September 30, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $8.9 million for the three months ended September 30, 2025, compared to $4.2 million for the three months ended September 30, 2024. The increase in other income is mainly due to higher loan origination volume from our wholly owned mortgage company during the three months ended September 30, 2025.

Income Tax Expense
Income tax expense was $23.2 million for the three months ended September 30, 2025 compared to $23.1 million for the three months ended September 30, 2024. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	%
Home closings revenue	$1,541,485	$1,512,901	$28,584	1.9%
Mechanic’s lien contracts revenue	32	380	(348)	(91.6)%
Residential units revenue	$1,541,517	$1,513,281	$28,236	1.9%
New homes delivered	2,905	2,764	141	5.1%
Average sales price of homes delivered	$530.6	$547.4	$(16.8)	(3.1)%

The $28.2 million increase in residential units revenue was driven by the 5.1% increase in new homes delivered partially offset by a 3.1% decrease in the average sales price of homes delivered for the nine months ended September 30, 2025. The increase in new homes delivered was primarily driven by our Trophy Signature Homes brand. The 3.1% decrease in the average sales price of homes delivered for the nine months ended September 30, 2025, was attributable to product mix, higher incentives, discounts, and closing costs to sustain orders.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	%
Net new home orders	2,912	2,803	109	3.9%
Revenue from net new home orders	$1,511,190	$1,539,549	$(28,359)	(1.8)%
Average selling price of net new home orders	$519.0	$549.3	$(30.3)	(5.5)%
Cancellation rate	7.5%	7.1%	0.4%	5.6%
Absorption rate per average active selling community per quarter	9.3	9.3	—	—%
Average active selling communities	104	100	4	4.0%
Active selling communities at end of period	100	106	(6)	(5.7)%

Net new home orders increased 3.9% over the prior year period mainly due to a 4.0% increase in average selling communities. As a result, our absorption rate per average active selling community remained unchanged year over year. The 1.8% decrease in revenue from net new home orders is due to higher incentives offered to drive sales orders.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.5% for the nine months ended September 30, 2025, compared to 7.1% for the nine months ended September 30, 2024. Our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
Residential units revenue	$1,541,517	100.0%	$1,513,281	100.0%
Cost of residential units	1,064,906	69.1%	1,005,162	66.4%
Residential units gross margin	$476,611	30.9%	$508,119	33.6%

Residential units revenue increased $28.2 million or 1.9% during the nine months ended September 30, 2025, due to an increase in home deliveries of 5.1% while cost of residential units for the nine months ended September 30, 2025, increased by $59.7 million, or 5.9%, compared to the nine months ended September 30, 2024. This resulted in a decrease in residential units gross margin for the nine months ended September 30, 2025, of 270 bps to 30.9%, from 33.6% for the nine months ended September 30, 2024 mainly due to higher incentives, discounts, and closing costs.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	%
Lots revenue	$4,342	$5,644	$(1,302)	(23.1)%
Land revenue	—	12,704	(12,704)	(100.0)%
Land and lots revenue	$4,342	$18,348	$(14,006)	(76.3)%
Lots closed	42	79	(37)	(46.8)%
Average sales price of lots closed	$103.4	$71.4	$32.0	44.8%

From time to time we may opportunistically sell finished lots to other homebuilders. Lots revenue decreased by $1.3 million during the nine months ended September 30, 2025. Land revenue represents sales of two tracts of commercial land during the nine months ended September 30, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$165,110	$159,654
Corporate, other and unallocated expense	6,891	6,034
Net builder operations	172,001	165,688	11.2%	10.9%
Land development	806	224	18.6%	1.2%
Total selling, general and administrative expenses	$172,807	$165,912	11.2%	10.8%

Selling, general and administrative expenses as a percentage of revenue increased by 0.4% for the nine months ended September 30, 2025, the increase is mainly due to increased share-based compensation and commission expenses.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased to 11.2% for the nine months ended September 30, 2025 from 10.9% in the prior year period mainly due to increased corporate allocations. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2025, were $6.9 million and $6.0 million for the nine months ended September 30, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $1.4 million, for the nine months ended September 30, 2025, compared to $4.8 million for the nine months ended September 30, 2024. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, decreased to $17.7 million for the nine months ended September 30, 2025, compared to $25.4 million for the nine months ended September 30, 2024. The decrease was primarily due to a $10.7 million gain on the sale of our investment in GB Challenger, LLC during the nine months ended September 30, 2024.

Income Tax Expense
Income tax expense was $68.4 million for the nine months ended September 30, 2025 compared to $71.8 million for the nine months ended September 30, 2024. The decrease was primarily due to lower taxable income partially offset by a higher effective tax rate. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the nine months ended September 30, 2025.

Lots Owned and Controlled
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2025 and December 31, 2024. Owned lots are those for which we hold title, while controlled lots are those for which we have the contractual right to acquire title but we do not currently own.

	September 30, 2025			December 31, 2024
	Central	Southeast	Total	Central	Southeast	Total
Lots owned
Finished lots	4,089	624	4,713	3,932	790	4,722
Lots in communities under development	30,135	1,851	31,986	22,524	1,670	24,194
Land held for future development(1)	—	—	—	3,800	—	3,800
Total lots owned(2)	34,224	2,475	36,699	30,256	2,460	32,716

Lots controlled
Lots under third party option contracts	465	121	586	806	—	806
Land under option for future acquisition and development	1,123	189	1,312	1,091	349	1,440
Lots under option through unconsolidated development joint ventures	2,518	71	2,589	2,614	255	2,869
Total lots controlled	4,106	381	4,487	4,511	604	5,115
Total lots owned and controlled (2)	38,330	2,856	41,186	34,767	3,064	37,831
Percentage of lots owned	89.3%	86.7%	89.1%	87.0%	80.3%	86.5%

(1) Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2) Total lots excludes lots with homes under construction.

The following table presents additional information on the lots we controlled as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total lots owned(1)	36,699	32,716
Land under option for future acquisition and development	1,312	1,440
Lots under option through unconsolidated development joint ventures	2,589	2,869
Total lots self-developed	40,600	37,025
Self-developed lots as a percentage of total lots owned and controlled(1)	98.6%	97.9%

(1) Total lots owned includes finished lot purchases, which were less than 1.5% of total lots self-developed as of September 30, 2025.

Liquidity and Capital Resources Overview
As of September 30, 2025 and December 31, 2024, we had $142.4 million and $141.5 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, share repurchases or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2025 were home construction, land purchases, land development, repayments of debt, operating expenses, share repurchases, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 15.8% as of September 30, 2025.

Additionally, as of September 30, 2025, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 9.8%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a homebuilding debt to total capitalization ratio of up to approximately 20%, which we expect will provide us with significant additional growth capital.

Key Sources of Liquidity
The Company’s key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2025.

Cash Flows
The following summarizes our primary sources and uses of cash during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

•Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2025, was $133.3 million, compared to $3.0 million during the nine months ended September 30, 2024. The net cash inflows for the nine months ended September 30, 2025, were generated by our business operations.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $32.9 million, compared to net cash from investing activities of $34.6 million during the nine months ended September 30, 2024. Cash outflows for the nine months ended September 30, 2025, were primarily related to other investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $84.6 million, compared to net cash used of $126.4 million during the nine months ended September 30, 2024. The cash outflows were primarily related to share repurchases of $60.7 million and repayments of our senior unsecured notes of $37.5 million, partially offset by net borrowings from our lines of credit of $39.6 million.

Debt Instruments
Secured Revolving Credit Facility – As of September 30, 2025 and December 31, 2024, we had no amounts outstanding under our $35.0 million Secured Revolving Credit Facility. On May 1, 2025, the Company entered into the Tenth Amendment to the Secured Revolving Credit Facility to extend its maturity date to May 1, 2028. Outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to SOFR plus 2.25%, but in no event less than 3.15% per annum or more than the lesser of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

Unsecured Revolving Credit Facility – As of September 30, 2025, we had $50.0 million outstanding under our Revolving Credit Facility, an increase from $25.0 million as of December 31, 2024. On December 13, 2024, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to this credit agreement that adopted a leverage-based pricing grid for a reduction in both interest rate and non-use fee and other administrative changes. The Twelfth Amendment removed one lender with a $25 million prior commitment and added $30 million in new commitments, thereby increasing total commitments to $330.0 million. The maturity of all commitments under the Unsecured Revolving Credit Facility were extended to December 14, 2027.

Senior Unsecured Notes - As of September 30, 2025, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $261.9 million as of September 30, 2025 compared to $299.1 million as of December 31, 2024, net of issuance costs.
•In August 2019, we issued $75.0 million of senior unsecured notes (the “2026 Notes”). Interest accrues at an annual rate of 4.0% and is payable quarterly. Principal on the 2026 Notes was paid in increments of $12.5 million on each of August 8, 2024 and August 8, 2025. The final principal payment of $50.0 million is due August 8, 2026.
•In August 2020, we issued $37.5 million of senior unsecured notes (the “2027 Notes”). Interest accrues at an annual rate of 3.35% and is payable quarterly. Principal on the 2027 Notes is due on August 26, 2027.
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”) of which $75.0 million is outstanding as of September 30, 2025. Interest accrues at an annual rate of 3.25% and is payable quarterly. Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.
•In December 2021, we issued $100.0 million of senior unsecured notes (the “2029 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. A required principal redemption of $30.0 million is due on December 28, 2028. The remaining unpaid principal balance is due on December 28, 2029.

Under the senior unsecured notes, optional prepayment is allowed with payment of a “make-whole” premium that fluctuates depending on market interest rates. Interest on the senior unsecured notes is payable quarterly in arrears.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2025. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of September 30, 2025, our interest coverage on a last 12 months’ basis was 32.32 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,129.4 million. As of September 30, 2025, our Consolidated Tangible Net Worth was $1,803.3 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of September 30, 2025, we had a rolling average ratio of 15.3%.

As of September 30, 2025, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to (i) service our outstanding debt during the next twelve months and (ii) fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities
GRBK Mortgage, LLC, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	September 30, 2025	December 31, 2024
October 31, 2025(1)	$40,000	$—	$—
December 18, 2025	40,000	14,557	—
	$80,000	$14,557	$—

(1) On October 3, 2025, the warehouse facility with a maturity date of October 31, 2025 was extended to January 29, 2026.

The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of September 30, 2025.

Under the Warehouse Facilities, banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within to 75 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

De minimis fees or other debt issuance costs were incurred during the three and nine months ended September 30, 2025 associated with the Warehouse Facilities.

Preferred Equity

As of September 30, 2025 and December 31, 2024 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends will be payable quarterly in arrears. During the nine months ended September 30, 2025, we paid dividends of $2.2 million on the Series A Preferred Stock. On October 22, 2025, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on December 15, 2025 to stockholders of record as of December 1, 2025.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net homebuilding debt to total capitalization ratio as of September 30, 2025 (dollars in thousands):

	Total capitalization			Homebuilding capitalization(1)
	Gross	Cash and cash equivalents	Net	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$339,501	$(142,426)	$197,075	$324,944	$(135,391)	$189,553
Total Green Brick Partners, Inc. stockholders’ equity	1,804,162	—	1,804,162	1,804,162	—	1,804,162
Total capitalization	$2,143,663	$(142,426)	$2,001,237	$2,129,106	$(135,391)	$1,993,715

Debt to total capitalization ratio	15.8%			15.3%
Net debt to total capitalization ratio			9.8%			9.5%

(1) Homebuilding capitalization ratio excludes cash and debt related to our wholly owned mortgage company.

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

As of September 30, 2025, we had earnest money deposits of $10.2 million at risk associated with contracts to purchase raw land and finished lots representing 2,879 total lots past feasibility studies with an aggregate purchase price of approximately $206.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth in Company’s Form 10-K for the year ended December 31, 2024 and the Company’s Form 10-Q for the quarterly period ended March 31, 2025, there have been no material changes to the Company’s Risk Factors.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Renewal of Suit Employment Agreement

On September 24, 2025, the Company renewed its employment agreement with Mr. Neal Suit (the “Suit Employment Agreement”) who serves as the Company’s Executive Vice President, General Counsel, and Chief Risk and Compliance Officer. The Suit Employment Agreement (i) extends the term of Mr. Suit’s employment until October 1, 2028, (ii) increases Mr. Suit’s annual base salary to $575,000 and (iii) increases his target bonus to $925,000, with a maximum bonus of $1,225,000 commencing with the fiscal year ending December 31, 2026, subject to the achievement of performance objectives established and assessed by the Compensation Committee in its sole discretion. All other material terms of the Suit Employment Agreement remain unchanged.

Cox Employment Agreement

On October 20, 2025, in connection with Mr. Jeffery Cox’s transition from Interim Chief Financial Officer to permanent Chief Financial Officer, the Company entered into an employment agreement with Mr. Cox (the “Cox Employment Agreement”). The Cox Employment Agreement (i) is for a three-year term, (ii) increases Mr. Cox’s annual base salary to $575,000 and (iii) increases his target bonus to $675,000, with a maximum bonus of $875,000 commencing with the fiscal year ending December 31, 2026, subject to the achievement of performance objectives established and assessed by the Compensation Committee in its sole discretion. The annual incentive bonus may be payable partially in cash and partially in equity, as determined by the Compensation Committee. All payments under the Cox Employment Agreement are subject to the Company’s Clawback Policy.

Solely in the case of termination (i) by the Company without Cause (as defined in the Cox Employment Agreement) or (ii) by Mr. Cox with Good Reason (as defined in the Cox Employment Agreement), subject to the execution of a release of claims by Mr. Cox in a form reasonably determined by the Company, Mr. Cox would be entitled to receive a severance payment equal to 1.5 times the sum of (x) his base salary plus (y) the target bonus for the year of termination.

In addition, the Cox Employment Agreement provides for non-competition, non-solicitation, non-disparagement and confidentiality provisions during Mr. Cox’s employment and for a period of twelve months after termination.

ITEM 6. EXHIBITS

Number	Description
10.9*	Employment Agreement, dated as of October 1, 2025, between the Company and Neal Suit.
10.52*	Employment Agreement, dated as of October 20, 2025, between the Company and Jeffery Cox.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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
Its: Chief Financial Officer

Date:    October 29, 2025