Form 10-K
period 2025-12-31
Green Brick Partners, Inc.
filed 2026-02-25
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,919,559,894 as of June 30, 2025 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 20, 2026 was 43,157,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS

Green Brick Partners, Inc. and its subsidiaries (“Green Brick”, “the Company”, “we” or “us”) is a diversified homebuilding and land development company. We acquire and develop land and build homes through our seven brands of builders in three major markets. Our core markets are in the high growth U.S. metropolitan areas of Dallas-Fort Worth (“DFW”), Austin, and Houston, Texas, and Atlanta, Georgia, as well as the Treasure Coast, Florida area. We handle every stage of homebuilding, from acquiring and developing land, securing entitlements, designing homes, constructing properties, to providing title, mortgage, and insurance agency services. We also manage marketing and sales, and the creation of master planned communities.

We believe we offer higher quality homes with more distinctive designs and floor plans than those built by our competitors at comparable prices. Many of our communities are located in premium locations and have high-end common areas and amenities. We seek to enhance our homebuyers’ experience by utilizing high-quality materials, and building well-crafted homes. We seek to not only maximize value over the long term but to mitigate risks in the event of a downturn by minimizing leverage, controlling costs, and quickly reacting to regional and local market trends

We are a leading lot developer in our markets and believe that our strict operating discipline provides us with a competitive advantage in seeking to maximize returns while minimizing risk. As of December 31, 2025, we owned or had under contract approximately 48,900 home sites in high-growth submarkets throughout the DFW, Austin, Houston, and Atlanta metropolitan areas and the Treasure Coast, Florida market. We previously referred to “lots controlled”, which included only lots past feasibility studies for which we did not hold title, but had the contractual right to acquire. However, as of December 31, 2025, we revised our definition of lots controlled to “lots under contract” to provide investors consistent disclosure with those of other home builders. Lots under contract include all land or lot parcels that we have a contractual right to acquire pursuant to a fully executed option contact or purchase and sale agreement. These contracts are subject to the fulfillment of certain conditions that may be out of our control such as zoning approval or environmental reports. We provide finished lots to our subsidiary builders or option lots from third-party developers for our builders’ homebuilding operations and provide them with construction funding and strategic planning.

We are a Delaware corporation, incorporated in 2006. We commenced operations as a publicly held homebuilding company in 2014. Our principal executive offices are located at 5501 Headquarters Drive, Ste 300W, Plano, TX 75024.

Business Strategy

We have been committed to building high quality neighborhoods in some of the best markets in the country, interwoven with modern technologies, innovative design and architecture. Our strategic advantages in sourcing and self-developing land in infill and infill-adjacent submarkets, as well as expert local teams, have been instrumental to our growth and expansion over the last decade. We believe our unique approach enables us to provide superior value to our customers and the communities in which they live, as well as long-term returns for our investors and stakeholders. We believe we are well-positioned for growth through the disciplined execution of the following elements of our strategy:
•Consistent Land Acquisition Program with Disciplined Underwriting. We believe our ability to identify, acquire and develop land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on how we expect such opportunities will contribute to overall profitability and returns. Through our rigorous national underwriting program, we seek to identify attractive properties that are typically located in prime neighborhood locations or in preferred growth corridors. We target entitled parcels to develop that can begin delivering finished lots to our builder subsidiaries within 12 to 24 months from acquisition. We will also purchase finished lots from 3rd-party developers, but to a much lesser extent. Our neighborhoods vary in size, depending on lot count and density. As such, project durations, from the beginning of development to the last delivery, can range from a couple of years to eight or more years depending on the amount of lots, the number of development phases, the variety of product lines and the sales pace of each product line. Our investment and capital allocation strategies vary by market, but we typically target minimum underwriting thresholds for returns and margins.
•Focus on Markets with a Favorable Growth Outlook and Strong Demand Fundamentals. We have chosen to focus our operations on sunbelt states because we believe these markets offer attractive residential real estate investment characteristics, such as growing economies, improving levels of employment, population growth relative to national averages, favorable migration patterns, general housing affordability, and desirable lifestyle and weather characteristics. We currently generate income from home sales in Texas, Georgia, and Florida. As of October 2025, Texas, Florida and Georgia were ranked first, second and fifth, respectively, in terms of single-family building permits issued according to the National Association of Home Builders.

•Strategically Increase Market Positions in our Existing Markets. We believe there are significant opportunities to profitably expand in our core markets. As of December 31, 2025, we believe our extensive land and lot inventory will allow us to maximize our profitability and return on capital. In DFW, Austin, Houston, and Atlanta, we seek to acquire land with convenient access to metropolitan areas which have diverse economic and employment bases and demographics that we believe will support long-term growth. In the Treasure Coast market, we seek land in highly desirable, but limited, coastal regions that attract relocating homebuyers. We continuously review the allocation of our investments in these markets, taking into account demographic trends and the likely impact on our operating results and will reallocate our investments when necessary.
•Deliver Superior Designs, Broad Product Ranges and Enhanced Homebuying Experience. We partner with our builders to design attractive neighborhoods and homes that appeal to a wide variety of potential homebuyers. Our homebuilding projects include single family homes, townhomes, master-planned communities, condos, luxury homes, and patio homes. Additionally, we offer a spec home business model with a focus on quick move-in homes through our Trophy brand.
•We believe we can adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk because of our diversified product strategy. One of our core operating philosophies is to create a culture that provides a positive, memorable experience for our homebuyers. In consultation with nationally and locally recognized architecture firms and interior and exterior consultants, we research and design a diversified range of products at various levels and price points.
•Disciplined Investment Strategy Combined with the Prudent Use of Leverage. We seek to maximize value over the long-term and operate our business to mitigate risks in the event of a downturn by controlling costs and focusing on regional and local market trends. We believe our strict operating discipline combined with our prudent use of financial leverage to continue to invest in our land acquisition, development and homebuilding businesses provides us with a competitive advantage in seeking to maximize returns while minimizing risk. Based on current interest rate levels, our target debt-to-capital capitalization ratio is approximately 20%. We believe this will allow us to maintain sufficient capital to fund our continued growth. As of December 31, 2025, our debt to total capitalization ratio was 14.7%.
•Targeted Expansion into Adjacent Markets. We currently intend to pursue targeted expansion of our first-time homebuyer or entry-level builder, Trophy Signature Homes (“Trophy”), into new markets. We believe Trophy’s more affordable product and quicker inventory turns make its platform uniquely scalable to expand outside of the DFW metroplex. We plan to expand Trophy into markets compatible with our existing markets that demonstrate strong trends in demographics, employment, and in-migration by leveraging existing relationships with land developers and homebuilders. In 2025 we expanded into the Austin and Houston, Texas markets. In addition, we have historically, and may in the future, grow through the acquisition of homebuilders in our current markets or other markets that meet our demographic and economic growth criteria.

Our Builders and Homes

The following table presents general information about each of our builders, including the types of homes they build and their price ranges as of December 31, 2025.

Builder*	Ownership	Market	Products Offered	Price Range
Trophy Signature Homes LLC (“Trophy”)	100%	DFW, Austin, and Houston	Single family	Mid $200s to mid $700s
CB JENI Homes DFW LLC (“CB JENI”)	100%	DFW	Townhomes	Mid $200s to mid $600s
Normandy Homes LLC (“Normandy Homes”)	100%	DFW	Single family	Mid $400s to over $1 million
SGHDAL LLC (“Southgate”)	100%	DFW	Luxury homes	Mid $700s to over $1.5 million
CLH20 LLC (“Centre Living”)	90%	DFW	Single Family and Townhomes	Mid $300s to upper $800s
The Providence Group of Georgia LLC (“TPG”)	50%	Atlanta	Townhomes, Condominiums and Single Family	Mid $400s to over $1.8 million
GRBK GHO Homes LLC (“GRBK GHO”)	80%	Treasure Coast	Patio homes and Single Family	High $300s to over $2.8 million

Our backlog reflects the number and value of homes for which we have entered into sales contracts with customers but we have not yet delivered the home. With the exception of a normal cancellation rate, we expect all of the backlog as of December 31, 2025 to be delivered during 2026. The following table sets forth the information about selling communities and backlog of our builders.

	Year Ended December 31, 2025	December 31, 2025			December 31, 2024
Builder	Average Selling Communities	Selling Communities	Backlog, Units	Backlog, in thousands	Selling Communities	Backlog, Units	Backlog, in thousands
Trophy	34	35	140	$51,002	37	163	$66,236
CB JENI (1)	22	22	117	68,003	24	200	132,891
Southgate	5	5	69	69,313	5	74	84,736
Centre Living	7	7	56	32,601	6	53	32,828
TPG	18	17	72	57,234	19	99	85,367
GRBK GHO	16	15	66	76,175	15	79	93,825
Total	102	101	520	$354,328	106	668	$495,883

(1)Includes Normandy Homes.

In response to our customers’ expressed desires for an expedited and transparent sales process, we offer a selection of homes that include curated features and upgrades. Our Trophy Signature Homes and CB JENI lines have been at the forefront of creating a straightforward sales experience that offers simplified solutions with upscale finishes. We believe this streamlined process and focus on operational efficiency has enabled us to adapt to changes in our homebuyers’ lifestyles.

We create environmentally sustainable homes and our purchasing power enables us to include green-friendly features in our homes. Many of the new homes we build are more energy efficient and have less impact on the environment than prior generations of homes as a result of features like:
•Low-VOC paint that reduces pollution;
•WaterSense® faucets that reduce water flow without sacrificing performance;
• Low-E windows that reduce infrared and ultraviolet light coming into the home; and
•Energy Star® appliances that reduce energy consumption.

Land Policy

As of December 31, 2025, we had 48,828 lots owned and under contract. When excluding land held for future development, as of December 31, 2025, we had 45,028 lots owned and under contract. Our land inventory strategy provides us with a multi-year supply of lots for each of our brands for future homebuilding. Our neighborhoods vary in size, depending on lot count and density. As such, project durations, from the beginning of development to the last delivery, can range from a couple of years to eight or more years depending on the amount of lots, the number of development phases, the number of product lines, and the sales pace of each product line. Our investment and capital allocation strategies vary by market, but we typically target minimum underwriting thresholds for returns and margins.

We believe that by owning and/or self-developing the majority of our land portfolio, we are able to ensure a steady supply of lots for our homebuilding operations. We also believe this gives us a competitive advantage by controlling the entitlement and land development process, which provides us the ability to create high-quality neighborhoods in primarily in-fill and in-fill adjacent locations with attractive amenities.

Our land acquisition process starts with experienced local knowledge and local relationships with our land sellers coupled with disciplined underwriting by our land committee to ensure our strategic and financial goals are being met. Our diligence process includes, but is not limited to, environmental studies, soil reports, competitive market analyses, and a detailed financial proforma to ensure the investment meets our internal return thresholds. Once a project is approved by land committee, we typically provide the seller with a non-refundable deposit and close once all contractual conditions have been satisfied.

A substantial portion of the land that we acquire is entitled land, which we then self-develop. For the land that we self-develop, we negotiate, contract for, and oversee the work performed by subcontractors internally, but in some limited cases, we may hire a third-party general contractor for these services. From time to time, we also acquire finished lots, typically through bulk purchase or take-down agreements, which allow us to supplement our self-developed portfolio in areas where demand may be greater than our current lot capacity, providing incremental growth to our business with relatively quick delivery times and high returns. The following table presents the lots we owned or had under contract, including lot option contracts, as of December 31, 2025.

December 31, 2025
Lots owned
Finished lots	5,181
Lots in communities under development	28,042
Land held for future development(1)	3,800
Total lots owned	37,023

Lots under contract
Lots and land under option contracts	610
Adjustment to lots and land under option contracts under updated definition of controlled lots previously excluded(2)(3)	8,642
Lots under option through unconsolidated development joint ventures	2,553
Total lots under contract(4)	11,805
Total lots owned and under contract (5)	48,828
Percentage of lots owned	75.8%

(1)    Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(2)    We previously referred to “lots controlled”, which included only lots past feasibility studies for which we did not hold title, but had the contractual right to acquire. However, as of December 31, 2025, we revised our definition of lots controlled to “lots under contract” to provide investors consistent disclosure with those of other home builders. Lots under contract include all land or lot parcels that we have a contractual right to acquire pursuant to a fully executed option contact or purchase and sale agreement. These rights are supported by sufficient consideration provided by the Company to allow meaningful control over future acquisition, including the ability to directly influence entitlements or development, even though legal title has not yet transferred.
(3)    These lots would be included under “Lots and land under option contracts”.
(4)    As of December 31, 2025, 16.6% of the total lots under contract had refundable deposits.
(5)    Total lots excludes lots with homes under construction.

Marketing and Sales Process

Our sales strategy centers on our delivery of exceptional customer experiences through our network of strategically located model homes. These model homes act as flagship sales centers, providing prospective buyers with an immersive environment to envision their future lifestyles. Our on-site community sales managers, primarily commission-based professionals, serve as trusted advisors throughout the home-buying journey. Through advanced digital tools and comprehensive training programs, our sales force provides homebuyers with information on floor plans, pricing, construction milestones, and available upgrades. By combining deep local market expertise with enhanced technological capabilities, we believe our team is uniquely positioned to guide buyers transparently and efficiently through the homebuying process.

Our marketing strategies integrate both traditional and digital channels. While we continue to utilize a diversified mix of traditional and digital channels, our focus has shifted heavily toward high-efficiency, data-centric strategies. These include third-party real estate listing platforms, paid search and display advertising, social media posts, and email and text campaigns, among others, to drive traffic to our builders’ websites. This approach has attracted more qualified and informed buyers, that has enabled us to improve our selling, general, and administrative expenses as a percentage of home sales revenue. While our focus is on digital marketing, we also use traditional media on a limited basis, including newspapers, radio, and regional publications, where appropriate. Each marketing strategy and message is tailored to a specific community and a targeted customer base.

Design and Lifestyle Alignment
To ensure our product portfolio remains responsive to evolving consumer preferences, we collaborate with leading marketing and design consultants. This collaboration allows us to curate exterior and interior designs that resonate with specific buyer demographics. By leveraging data-driven insights into lifestyle trends, we ensure that every community we develop is not just a collection of homes, but a reflection of the aspirations of our targeted buyers.

In addition to our dedicated in-house sales infrastructure, we continue to value and cultivate strong relationships with the independent brokerage community, recognizing local realtors as vital partners in our continued growth and market expansion.

Commitment to Quality and Assurance
We offer homeowners a comprehensive warranty on each home. Homes are generally covered by a six to eight-year warranty for structural concerns, one year for workmanship issues, and two years for electrical, plumbing, heating, ventilation, and air conditioning systems.

Financial Services

In 2024, we launched GRBK Mortgage our wholly-owned subsidiary. Through GRBK Mortgage, we seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Our financial services operation is also comprised of Green Brick Title and Green Brick Insurance. Our financial service platforms help our customers bring their homebuying dreams into reality by providing mortgage, insurance, and title services, allowing for a one-stop-shop solution. Our insurance agency operations serve as an agency for providing home, auto, and other personal insurance policy options to buyers of homes we sell. All such insurance policies are placed with third party insurance carriers.

Through our financial services companies, we endeavor to have our buyers receive personal attention from their first meeting through the closing of their new home. By offering a one-stop solution for our customers, we enhance their overall buying experience while gaining a competitive advantage.

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes. We closely monitor the supply markets to achieve the best prices available. See “Risk Factors - Labor and raw material shortages and price fluctuations could delay or increase the cost of land development and home construction, which could materially and adversely affect our business” for more information.

Seasonality

The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and early summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, interest rate volatility, and other market factors. Since it typically takes three to nine months to construct a new home, we have historically delivered more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the third and fourth quarters. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry as well as by our transition to a more spec home business model with a focus on quick move-in homes.

Competition

Competition in the homebuilding industry is intense with relatively low barriers to entry. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our revenues and margins. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history, and may have greater resources or a lower cost of capital; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors, suppliers, and developers in the markets in which we operate. We also compete for sales with existing home resales and with available rental housing.

Human Capital Resources

Attracting, retaining, and building talent is critical in our business. We continue to recruit talented team members that exhibit superior emotional intelligence. This focus on team members that places a strong emphasis on communication and navigating a fast-paced environment empathetically, strategically, and judiciously enables us to operate effectively and efficiently each day. We seek to establish a supportive culture that fosters a strong sense of ownership and a continuous drive to excel. Our goal is to not just empower our team members with the tools needed to succeed but to create a community that focuses on taking ownership of one’s work. Our culture celebrates individual success, primes our employees for growth, and is critical in maintaining our competitive edge over our peers.

As of December 31, 2025, we had approximately 620 full-time employees, including approximately 500 who were involved in our homebuilding operations, with locations in DFW, Austin and Houston, Texas, Atlanta, Georgia, and Treasure Coast, Florida, and approximately 100 in management and support services. Our operations are carried out through both local and centralized management. Our centralized management sets our high level strategy and leads decisions related to our land acquisition, national purchasing, marketing analytics, risk management, finance, accounting and audit, cash management, capital allocation, human resources management, and IT support for our builders. Our homebuilder operations consist of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets, and include employees responsible for the design, construction scheduling, marketing, and sales of our homes. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor the progress of third-party independent subcontractors who are responsible for performing the work at our job sites. Our ability to deliver our homes is dependent on the availability and quality of the subcontractors, such as electricians, plumbers, roofers, drywall installers, and masons with whom we partner to build our homes. We do not have collective bargaining agreements relating to any of our employees. We offer our employees a compensation package with a broad range of company-paid benefits, including medical, dental, life insurance, a 401(k) plan, and other health and welfare plans that we believe are competitive.

Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. Furthermore, our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees.

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
Although inflation has moderated slightly, it has remained persistent in the United States in recent years due, in part, to supply chain issues, elevated energy prices, labor shortages and trade policies, among other factors. Inflation can adversely affect our homebuilding operations by increasing costs of land, financing, materials, labor and construction. While we attempt to pass on cost increases to homebuyers by increasing prices, we may not be able to offset cost increases with higher selling prices in a weak housing market. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation or may have to discount prices that could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources could decline. The current and continued economic conditions of high inflation and high interest rates, especially increased mortgage rates, could lead to a decrease in demand for new homes. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and in supplies such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or when a region in which we operate experiences a natural disaster that has a significant impact on existing residential and commercial structures. Heightened immigration guidelines and enforcement, including federal immigration provisions contained in the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, could result in labor shortages, particularly with our trade partners. Additionally, significant increases in the demand for new homes result in extended lead times, supply shortages and price increases because of the heightened demand for raw materials, products and appliances. For example, we have previously, and may in the future experience price increases, shortages and extensions to our lead time for the delivery of materials such as lumber, appliances and windows. This has and may continue to result in longer construction periods, delays in home closings and margin compression if we are unable to increase our sales prices accordingly.

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

Tariffs could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such tariffs.
The Trump administration has imposed a number of tariffs on imports from several countries, including a 35% tariff on softwood lumber imports from Canada, which could, significantly increase the cost of lumber in the U.S. As noted above with respect to the impact of inflation, while we attempt to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so, thereby adversely impacting our margins as a result of any tariffs imposed on our operations. The imposed tariffs have been the subject of numerous legal challenges, including before the U.S. Supreme Court, the outcome of which has yet to be determined. Even if those challenges are successful, it is uncertain as to whether we will be able to recover any tariffs we have previously paid, or whether the U.S. government will attempt to reimpose the tariffs under some other authority.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made major changes to the Internal Revenue Code that, in part, affect the after-tax cost of owning a home. In addition, the OBBBA, includes provisions which extend and modify the limitations of the Tax Act. For instance, under OBBBA, the annual limitation on the deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is permanently extended and the deduction is now generally limited to $40,000 for 2025 through 2029, subject to 1% increases from 2026 through 2029 and phasedown depending on the income of the taxpayer, and to $10,000 for 2030 and subsequent years. The OBBBA also permanently extends the Tax Act limitation that provided that, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage. If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers.

If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. At the same time, favorable tax law changes will not necessarily increase demand or allow for higher selling prices.

The loss or reduction of homeowner tax deductions that have historically been available has reduced and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours. In addition, certain insurance companies have increased the cost of and/or restricted, curtailed or suspended the issuance of homeowners’ insurance policies. This has both reduced the availability of insurance and increased the cost of such insurance to prospective purchasers of homes.

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

It is conceivable that we might integrate artificial intelligence (“AI”) solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates. In addition, the AI-related legal and regulatory landscape is constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our operations. Competitors or other entities may integrate AI into their information systems and business operations more swiftly or effectively than us, potentially impairing our competitive edge and negatively impacting our financial performance.

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
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly and once claims are asserted, it can be difficult to determine the extent to which the assertion will expand in number or geographically. In addition, the costs of insuring against construction defect and product liability claims are high. This coverage may be restricted and become more costly in the future. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate or reasonably priced insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results. We rely on subcontractors to perform the actual land development activities and construction of our homes and, in some cases, select and procure building materials. We typically require our subcontractors to have general liability, workers compensation, and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain retentions, deductibles, and available policy limits.

We self-insure some of our risks through a wholly-owned insurance subsidiary. Policies issued by our captive insurance subsidiary represent self-insurance of these risks by us. We record expenses and liabilities based on the estimated costs required to cover our self-insured liability. These estimated costs are based on an analysis of our historical claims and industry data and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of products we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors.

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
We are not restricted from issuing additional shares of our authorized common stock or Series A preferred stock, including securities that could be converted into or exchanged for, or that represent the right to receive, shares of our common or preferred stock. For example, in December 2021, we offered 2,000,000 depositary shares each representing a 1/1000th interest in our 5.75% cumulative perpetual preferred stock. If we issue a substantial number of shares of common or Series A preferred stock, or depositary shares representing interests in our preferred stock, or if the expectation of such issuances is broadly disseminated in the market, including in connection with any acquisitions, the market price for our common, preferred or depositary shares could be adversely affected, and our stockholders’ interest could be diluted. Our decision to issue equity securities will depend on market conditions and other factors, and we cannot predict or estimate with certainty the amount, timing or nature of potential future issuances. Accordingly, our stockholders bear the risk that such future equity issuances could reduce market price and dilute their stock holding with us. As of December 31, 2025, we had 43,205,947 shares of common stock and 2,000 shares of Series A preferred stock outstanding.

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
Greenlight Capital, Inc. and its affiliates (“Greenlight”) and James R. Brickman own approximately 22.0% and 4.5%, respectively, of our voting power. These large stockholders, acting together, could determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a sale or other change of control transaction. In addition, this concentration of ownership may delay or prevent a change in control within us and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Certain large stockholders’ shares have been and may in the future be sold into the market, which could cause the market price of our common stock to decrease significantly.
We believe that a significant portion of our common stock beneficially owned by Greenlight and Mr. Brickman are “restricted securities” within the meaning of the federal securities laws. We entered into registration rights agreements with each of these parties in 2014 which provide these parties the right to require us to register the resale of their shares under certain circumstances. In accordance with the registration rights agreement, the shares of common stock beneficially owned by Greenlight may be resold under the Company’s shelf registration statement on Form S-3, which became effective automatically upon filing on September 6, 2023. These shares may be sold in the market at any time, subject to compliance with securities laws. If these holders sell substantial amounts of these shares, the price of our common stock could decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, 9,509,411 shares were held by Greenlight.

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
•Outside Consultants: The Company engages various outside consultants, including contractors, auditors, and other third parties, to among other things:
•monitor Company networks, servers and endpoints to identify vulnerabilities;
•conduct regular email phishing campaigns for Company employees to evaluate employee responses to such campaigns, identify vulnerabilities and advise on possible attack preparedness and responses;
•obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure; and
•determine and execute mitigation and remediation options and plans.
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

ITEM 2. PROPERTIES

We lease our principal executive office located at 5501 Headquarters Drive, Suite 300W, Plano, Texas, 75024. Our homebuilding, mortgage, and title division offices are located in leased space in the markets where we conduct business. We believe that such properties are suitable and adequate to meet the needs of our businesses. Because of the nature of our homebuilding operations, we and our builders hold significant amounts of property as inventory in connection with our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Part I, Item 1 and Part II, Item 7 of this Annual Report on Form 10-K.

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

Holders of Record
On February 20, 2026, there were 13 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of February 20, 2026, there were 43,157,292 shares of common stock outstanding.

Dividends on Common Stock
We have not paid any dividends on our common stock since our inception and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as the Board deems relevant.

Common Stock Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Russell 3000 Index and the S&P Homebuilders Select Industry Index for the five-year period that commenced December 31, 2020 and ended December 31, 2025.

Comparison of Five-Year Cumulative Return
300
250
200
150
100
50
2020
2021
2022
2023
2024
2025
Green Brick Partners, Inc
Russell 3000 Index
S&P Homebuilders Select Industry Index

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2025	—	$—	—	$39,896,000
November 1 - November 30, 2025	204,104	63.38	204,104	26,960,000
December 1 - December 31, 2025	155,046	63.61	155,046	17,097,000
Total	359,150		359,150

(1)    On February 17, 2025, the Board approved and authorized a new $100 million stock repurchase program (the “2025 Repurchase Plan”). This plan authorized the Company to purchase, from time to time, up to $100 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased were retired. During the three months ended December 31, 2025, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 359,150 shares for approximately $22.8 million, excluding excise tax. On December 11, 2025, the Company’s Board authorized a new share repurchase program of up to $150.0 million (the “2026 Repurchase Plan”), in addition to the remaining amounts under the previous repurchase plan. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board any time in its sole discretion. Repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. All shares repurchased will be retired.

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) the success of our financial services and its impact on our growth; (3) our goals and strategies and their anticipated benefits, including expansion into new markets or new related businesses and the attractiveness of the new markets; (3) our intentions and the expected benefits and advantages of our product and land positioning strategies; (4) our expectations regarding the reduction in our targeted debt to total capitalization ratio and its impact on our capital; (5) our expectations regarding future finished lots, the quality of those lots and the timing of backlog fulfillment; (6) expansion through Trophy Homes; (7) expectations regarding our industry and our business in 2026 and beyond; (8) the contribution of certain market factors to our growth; (9) the impact of elevated mortgage rates and high interest rate volatility on our operations; (10) our land and lot acquisition strategy; (11) the sufficiency of our capital resources to support our business strategy and to service our debt; (12) our expectations regarding backlog; (13) the impact of new accounting standards and changes in accounting estimates; (14) trends and expectations regarding sales prices, sales orders, sales pace, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (15) our expectations regarding increased regulations on homebuilders and land developers; (16) our future cash needs; (17) our strategy to utilize leverage to invest in our business; (18) seasonal factors and the impact of seasonality in future quarters; (19) our expectations regarding access to additional growth capital; (20) our expectations regarding future land revenue recognition; (21) our ability to adapt to changing market conditions; and (22) the disposition of legal claims and related contingencies.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For business overview and developments during the year ended December 31, 2025, refer to Part I, Item 1 of this Annual Report on Form 10-K.

Overview and Outlook

Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, net new home orders, which refers to the number of sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and homebuilding gross margin. Our results for each key financial and operating metric, as compared to the year ended December 31, 2024, are provided below:

Year Ended
December 31, 2025
New homes delivered	Increased by 4.2%
Home closings revenue	Increased by 1.0%
Average sales price of homes delivered	Decreased by 3.1%
Net new home orders	Increased by 3.1%
Homebuilding gross margin percentage	Decreased by 330 bps

The results achieved in our key metrics compared to last year are largely driven by our strategic focus on infill and infill-adjacent locations in high growth markets, our land approach to self-develop raw land into finished lots that are held on our balance sheet, and our reduced cycle times. Our home deliveries and net new home orders increased 4.2% and 3.1%, respectively. Home closings revenue remained relatively unchanged mainly due to a 3.1% decrease in the average sales price of homes delivered, which also resulted in a lower homebuilding gross margin percentage. We remain focused on disciplined land acquisition and operational efficiency to drive long-term value, even as we navigate a more competitive pricing environment.

We believe we operate in some of the most desirable housing markets in the nation and that increasing demand and supply levels in our target markets create favorable conditions for our future growth. As of October 2025, Texas, Florida and Georgia were ranked first, second and fifth, respectively, in terms of single-family building permits issued according to the National Association of Home Builders.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2025 and December 31, 2024 (dollars in thousands):

	Years Ended December 31,
	2025	2024	Change	%
Home closings revenue	$2,091,258	$2,069,756	$21,502	1.0%
Mechanic’s lien contracts revenue	219	380	(161)	(42.4)%
Residential units revenue	$2,091,477	$2,070,136	$21,341	1.0%
New homes delivered	3,943	3,783	160	4.2%
Average sales price of homes delivered	$530.4	$547.1	$(16.7)	(3.1)%

The $21.3 million increase in residential units revenue was driven by the 4.2% increase in the number of homes delivered partially offset by a 3.1% decrease in average sales price of new homes delivered. The increase in new homes delivered was primarily driven by our Trophy Signature Homes and CB JENI Homes brands. The decrease in the average sales price of homes delivered was attributable to product mix, higher incentives, discounts, and closing costs to sustain order pace.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2025	2024	Change	%
Net new home orders	3,795	3,681	114	3.1%
Revenue from net new home orders	$1,949,703	$2,010,439	$(60,736)	(3.0)%
Average selling price of net new home orders	$513.8	$546.2	$(32.4)	(5.9)%
Cancellation rate	7.5%	7.3%	0.2%	2.7%
Absorption rate per average active selling community per quarter	9.3	9.1	0.2	2.2%
Average active selling communities	102	101	1	1.0%
Active selling communities at end of period	101	106	(5)	(4.7)%
Backlog revenue	$354,328	$495,883	$(141,555)	(28.5)%
Backlog units	520	668	(148)	(22.2)%
Average sales price of backlog	$681.4	$742.3	$(60.9)	(8.2)%

Net new home orders increased by 3.1% over the prior year while our average active selling communities remained relatively flat. Revenue from net new home orders declined $60.7 million or 3.0% consistent with the decline in the average selling price of net new home orders. The increase in net new home orders is attributable to a lower cancellation rate and higher incentives offered to drive sales orders.
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

Backlog revenue decreased by 28.5% mainly due to a decrease of 148 backlog units and a 8.2% decrease in the average sales price of backlog units compared to the prior year period. The change in backlog is due to increase in homes delivered of 160 units partially offset by an increase in new home orders of 114 units.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the respective period, was 7.5% for the year ended December 31, 2025, compared to 7.3% for the year ended December 31, 2024. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2025		2024
Home closings revenue	$2,091,258	100.0%	$2,069,756	100.0%
Cost of homebuilding units	1,453,049	69.5%	1,370,613	66.2%
Homebuilding gross margin	$638,209	30.5%	$699,143	33.8%

Mechanic’s lien contracts revenue	$219	100.0%	$380	100.0%
Cost of mechanic’s lien contracts	134	61.2%	275	72.4%
Mechanic’s lien contracts gross margin	$85	38.8%	$105	27.6%

Residential units revenue	$2,091,477	100.0%	$2,070,136	100.0%
Cost of residential units	1,453,183	69.5%	1,370,888	66.2%
Residential units gross margin	$638,294	30.5%	$699,248	33.8%

Residential units revenue increased by $21.3 million or 1.0% during the year ended December 31, 2025 due to the increase in home deliveries of 4.2% partially offset by a 3.1% reduction in average sales price as discussed above. Cost of residential units as a percent of residential units revenue for the year ended December 31, 2025 increased to 69.5% compared to 66.2% in the previous year due to a combination of higher discounts and closing costs.

Residential units gross margin for the year ended December 31, 2025 decreased to 30.5%, compared to 33.8% for the year ended December 31, 2024. The decrease in residential units gross margin is primarily driven by higher incentives, discounts, and closing costs.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Years Ended December 31,
	2025	2024	Change	%
Lots revenue	$6,994	$14,723	$(7,729)	(52.5)%
Land revenue	—	14,084	(14,084)	(100.0)%
Land and lots revenue	$6,994	$28,807	$(21,813)	(75.7)%
Lots closed	68	185	(117)	(63.2)%
Average sales price of lots closed	$102.9	$79.6	$23.3	29.3%
From time to time, we will opportunistically sell finished lots to other homebuilders. Lots revenue decreased by 52.5% during the year ended December 31, 2025, driven by a 63.2% decrease in the number of lots closed partially offset by a 29.3% decrease in the average lot price. Land revenue represents sales of tracts of land during the year ended December 31, 2024.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2025	2024	2025	2024
Builder operations	$220,977	$218,201
Corporate, other and unallocated expense	9,225	8,083
Net builder operations	230,202	226,284	11.0%	10.9%
Land development	1,161	282	16.6%	1.0%
Total selling, general and administrative expenses	$231,363	$226,566	11.0%	10.8%
Total selling, general and administrative expense as a percentage of revenue increased to 11.0% for the year ended December 31, 2025, which is substantially in line with 10.8% for the year ended December 31, 2024.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations was 11.0% compared to 10.9% in the prior year period. Builder operations expenditures include salaries, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expense for the corporate, other and unallocated non-operating segment for the year ended December 31, 2025 was $9.2 million, compared to $8.1 million for the year ended December 31, 2024. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $1.0 million, or 80.3%, for the year ended December 31, 2025, compared to $5.1 million for the year ended December 31, 2024, primarily due to the winding down of our BHome Mortgage joint venture and ramping up of our wholly-owned subsidiary GRBK Mortgage during the year ended December 31, 2025. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, decreased to $27.7 million for the year ended December 31, 2025, compared to $29.8 million for the year ended December 31, 2024. The change was primarily due to gain in the sale of our investment in Challenger during the year ended December 31, 2024 partially offset by income generated from our wholly-owned mortgage subsidiary during the year ended December 31, 2025.

Income Tax Expense
Income tax expense was $94.7 million for each of the years ended December 31, 2025 and 2024. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the Company’s income tax expense for the year ended December 31, 2025.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
For discussion and analysis of our results of operations for the year ended December 31, 2024 as well as for comparison to our results of operations for the year ended December 31, 2023, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lots Owned and Under Contract
The following table presents the lots we owned or had under contract, including lot option contracts, as of December 31, 2025 and December 31, 2024. Owned lots are those for which we hold title, and have yet to start vertical construction, while lots under contract are those for which we do not hold title, but have the contractual right to acquire.

	December 31, 2025			December 31, 2024
	Central(1)	Southeast(2)	Total	Central(1)	Southeast(2)	Total
Lots owned
Finished lots	4,518	663	5,181	3,932	790	4,722
Lots in communities under development	26,339	1,703	28,042	22,524	1,670	24,194
Land held for future development(3)	3,800	—	3,800	3,800	—	3,800
Total lots owned	34,657	2,366	37,023	30,256	2,460	32,716

Lots under contract
Lots and land under option contracts	300	310	610	1,897	349	2,246
Adjustment to lots and land under option contracts under updated definition of controlled lots previously excluded(4)(5)	7,997	645	8,642	6,423	—	6,423
Lots under option through unconsolidated development joint ventures	2,488	65	2,553	2,614	255	2,869
Total lots under contract(6)	10,785	1,020	11,805	10,934	604	11,538
Total lots owned and under contract (7)	45,442	3,386	48,828	41,190	3,064	44,254
Percentage of lots owned	76.3%	69.9%	75.8%	73.5%	80.3%	73.9%

(1)    The Texas market.
(2)    The Atlanta and Florida markets.
(3)    Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(4)    We previously referred to “lots controlled”, which included only lots past feasibility studies for which we did not hold title, but had the contractual right to acquire. However, as of December 31, 2025, we revised our definition of lots controlled to “lots under contract” to provide investors consistent disclosure with those of other home builders. Lots under contract include all land or lot parcels that we have a contractual right to acquire pursuant to a fully executed option contact or purchase and sale agreement. These rights are supported by sufficient consideration provided by the Company to allow meaningful control over future acquisition, including the ability to directly influence entitlements or development, even though legal title has not yet transferred.
(5)    These lots would be included under “Lots and land under option contracts”.
(6)     As of December 31, 2025, 16.6% of the total lots under contract had refundable deposits.
(7)    Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of December 31, 2025 and December 31, 2024, we had $154.6 million and $141.5 million of unrestricted cash, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities such as stock repurchases.

Our principal uses of capital for the year ended December 31, 2025 were home construction, land purchases, land development, repayments of lines of credit, operating expenses, payment of routine liabilities and stock repurchases. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our homebuilding debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 12.8% as of December 31, 2025.

Additionally, as of December 31, 2025, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 8.2%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of approximately 20%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net homebuilding debt to total capitalization ratio as of December 31, 2025 (dollars in thousands):

	Total capitalization			Homebuilding capitalization(1)
	Gross	Cash and cash equivalents	Net	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$320,276	$(154,590)	$165,686	$273,878	$(147,830)	$126,048
Total Green Brick Partners, Inc. stockholders’ equity	1,858,962	—	1,858,962	1,858,962	—	1,858,962
Total capitalization	$2,179,238	$(154,590)	$2,024,648	$2,132,840	$(147,830)	$1,985,010

Debt to total capitalization ratio	14.7%			12.8%
Net debt to total capitalization ratio			8.2%			6.3%

(1)Homebuilding capitalization ratio excludes cash and debt related to our wholly owned mortgage company.

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and provided by borrowings during the year ended December 31, 2025.

Cash Flows
The following summarizes our primary sources and uses of cash for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

•Operating activities. Net cash provided by operating activities for the year ended December 31, 2025 was $213.2 million, compared to $25.9 million during the year ended December 31, 2024. The net cash inflows for the year ended December 31, 2025 were primarily generated from business operations of $343.5 million, partially offset by an increase in inventory of $160.3 million.

•Investing activities. Net cash used in investing activities for the year ended December 31, 2025 increased to $43.6 million compared to cash provided by investing activities of $27.8 million for the year ended December 31, 2024. The cash outflows were primarily used for investments in unconsolidated entities of $38.8 million and the purchase of property and equipment, net of disposals of $4.8 million during the year ended December 31, 2025.

•Financing activities. Net cash used in financing activities for the year ended December 31, 2025 was $138.4 million, compared to a $93.5 million during the year ended December 31, 2024. The cash outflows for the year ended December 31, 2025 were primarily for share repurchases of $83.8 million, net repayments on our lines of credit of $21.0 million and distributions to noncontrolling interests of $27.1 million.

For discussion and analysis our cash flows for the year ended December 31, 2024 as well as for comparison to our cash flows for the year ended December 31, 2023, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments
Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	25,000
Warehouse facilities	46,398	—
Debt issuance costs, net of amortization	(2,465)	(2,355)
Total borrowings on lines of credit, net	$43,933	$22,645

Secured Revolving Credit Facility – As of December 31, 2025 and 2024, we had no outstanding amounts under our Secured Revolving Credit Facility. On May 1, 2025, the Company entered into the Tenth Amendment to the Secured Revolving Credit Facility to extend its maturity date to May 1, 2028. Outstanding borrowings under the amended Secured Revolving Credit Facility bear interest payable monthly at a floating rate per annum equal to SOFR plus 2.25%, but in no event less than 3.15% per annum or more than the lesser of 18% and the highest maximum rate allowed by applicable law. The entire unpaid principal balance and any accrued but unpaid interest is due and payable on the maturity date.

Unsecured Revolving Credit Facility – As of December 31, 2025, we had no amounts outstanding under our Unsecured Revolving Credit facility compared to $25 million as of December 31, 2024. On December 10, 2025, the Company entered into the Thirteenth Amendment to this credit agreement. The Credit Agreement was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Credit Agreement) and (iii) for other administrative changes. The total commitments remain at $330 million. The maturity of all commitments under the facility have been extended to December 14, 2028.

Senior Unsecured Notes - As of December 31, 2025, we had four series of senior unsecured notes outstanding which were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $262.0 million as of December 31, 2025, compared to $299.1 million as of December 31, 2024, respectively, net of issuance costs.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. The remaining principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.
•In December 2021, we issued $100.0 million of senior unsecured notes (the “2029 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. A required principal prepayment of $30.0 million is due on December 28, 2028. The remaining unpaid principal balance is due on December 28, 2029.

The senior unsecured notes allow optional prepayment is allowed with payment of a “make-whole” premium that fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of December 31, 2025. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of December 31, 2025, our interest coverage on a last 12 months’ basis was 32.8 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,169.0 million. As of December 31, 2025, our Consolidated Tangible Net Worth was $1,858.1 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of December 31, 2025, we had a rolling average ratio of 15.0%.

Warehouse Facilities
GRBK Mortgage, LLC, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	December 31, 2025	December 31, 2024
January 29, 2026(1)	$40,000	$16,828	$—
December 15, 2027	40,000	29,570	—
	$80,000	$46,398	$—

(1)On January 23, 2026, the warehouse facility with a maturity date of January 29, 2026 was extended to January 29, 2027.

The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of December 31, 2025.

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

As of December 31, 2025, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For more detailed information on our lines of credit, refer to Note 8 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Preferred Equity
As of December 31, 2025 and December 31, 2024 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During each of the years ended December 31, 2025, 2024, and 2023, we paid dividends of $2.9 million on the Series A Preferred Stock. On February 18, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 13, 2026 to stockholders of record as of March 2, 2026.

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

As of December 31, 2025, we had earnest money deposits of $14.8 million at risk associated with contracts to purchase 9,633 lots with an aggregate purchase price of approximately $377.6 million.

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

Our lines of credit have variable interest rates which are subject to minimum interest rates. An increase in interest rates could cause the cost of those lines to increase. As of December 31, 2025, we had no amounts outstanding under our revolving credit facilities.

For fixed rate debt, such as our senior unsecured notes, changes in interest rates have an impact on the fair value of the debt instrument, not on our earnings or cash flows.

The following table provides information about our significant fixed rate instruments that are sensitive to changes in interest rates. Our debt obligations, annual maturity amounts, weighted average interest rates, and estimated fair market value of our senior unsecured notes for the year ended December 31, 2025 are summarized below (amounts in thousands):

	Years ended December 31,
	2026	2027	2028	2029	Total	Fair Value at December 31, 2025
Liabilities:
Senior unsecured notes
Principal repayments	75,000	62,500	55,000	70,000	262,500	$257,300
Weighted Average interest rate	3.37%	3.27%	3.25%	3.25%	3.30%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Inventory for Impairment
As described in Notes 1 and 4 to the financial statements, the Company’s inventory, including homes completed or under construction and land and lots inventory was $2,099 million as of December 31, 2025. The Company performs impairment testing quarterly to determine whether events or changes in circumstances indicate the carrying amount of its inventory may not be recoverable.

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

Dallas, Texas
February 25, 2026

GREEN BRICK PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$154,590	$141,543
Restricted cash	36,395	18,153
Receivables	39,982	13,858
Real estate inventory:
Inventory owned	1,941,524	1,771,203
Consolidated inventory related to VIE	157,687	166,529
Total inventory	2,099,211	1,937,732
Mortgage loans held for sale	49,099	—
Investments in unconsolidated entities	93,050	60,582
Right-of-use assets - operating leases	7,475	7,242
Property and equipment, net	6,316	6,551
Earnest money deposits	13,151	13,629
Deferred income tax assets, net	11,243	13,984
Intangible assets, net	197	282
Goodwill	680	680
Other assets	23,378	35,758
Total assets	$2,534,767	$2,249,994
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$94,516	$59,746
Accrued expenses	152,637	110,068
Customer and builder deposits	25,716	37,068
Lease liabilities - operating leases	8,637	8,343
Borrowings on lines of credit, net	(2,465)	22,645
Warehouse lines of credit	46,398	—
Senior unsecured notes, net	261,972	299,090
Notes payable	14,371	14,871
Total liabilities	601,782	551,831
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	52,271	44,709
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 43,205,947 issued and outstanding as of December 31, 2025 and 44,498,097 issued and outstanding as of December 31, 2024, respectively	432	445
Additional paid-in capital	243,816	244,653
Retained earnings	1,567,111	1,332,714
Total Green Brick Partners, Inc. stockholders’ equity	1,858,962	1,625,415
Noncontrolling interests	21,752	28,039
Total equity	1,880,714	1,653,454
Total liabilities and equity	$2,534,767	$2,249,994

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Residential units revenue	$2,091,477	$2,070,136	$1,769,255
Land and lots revenue	6,994	28,807	8,455
Total revenues	2,098,471	2,098,943	1,777,710
Cost of residential units	1,453,183	1,370,888	1,223,079
Cost of land and lots	4,482	24,534	6,449
Total cost of revenues	1,457,665	1,395,422	1,229,528
Total gross profit	640,806	703,521	548,182
Selling, general and administrative expenses	(231,363)	(226,566)	(192,977)
Equity in income of unconsolidated entities	1,002	5,083	16,742
Other income, net	27,733	29,842	19,366
Income before income taxes	438,178	511,880	391,313
Income tax expense	94,667	94,725	84,638
Net income	343,511	417,155	306,675
Less: Net income attributable to noncontrolling interests	30,286	35,572	22,049
Net income attributable to Green Brick Partners, Inc.	$313,225	$381,583	$284,626

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$7.09	$8.51	$6.20
Diluted	$7.07	$8.45	$6.14
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,791	44,508	45,446
Diluted	43,924	44,839	45,917

The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock			Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	46,032,930	$460	2,000	$47,696	—	$—		$259,410	$754,341	$1,061,907	$20,908	$1,082,815
Issuance of common stock from equity incentive plan, net of forfeitures	209,664	2	—	—	—	—		5,231	—	5,233	—	5,233
Withholdings from vesting of restricted stock awards	(59,857)	(1)	—	—	—	—		(1,976)	—	(1,977)	—	(1,977)
Amortization of deferred share-based compensation	—	—	—	—	—	—		1,804	—	1,804	—	1,804
Dividends	—	—	—	—	—	—		—	(2,875)	(2,875)	—	(2,875)
Stock repurchases	—	—	—	—	(1,177,562)	(45,777)		—	—	(45,777)	—	(45,777)
Retirement of treasury shares	(1,177,562)	(11)	—	—	1,177,562	45,777		(6,711)	(39,055)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—		(2,144)	—	(2,144)	—	(2,144)
Expiration of prepaid offering costs	—	—	—	(93)	—	—		—	—	(93)	—	(93)
Distributions	—	—	—	—	—	—		—	—	—	(19,056)	(19,056)
Net income	—	—	—	—	—	—		—	284,626	284,626	15,457	300,083
Balance at December 31, 2023	45,005,175	$450	2,000	$47,603	—	$—		$255,614	$997,037	$1,300,704	$17,309	$1,318,013
Issuance of common stock from equity incentive plan, net of forfeitures	638,928	7	—	—	—	—		5,843	—	5,850	—	5,850
Withholdings from vesting of restricted stock awards	(285,347)	(3)	—	—	—	—		(11,334)	—	(11,337)	—	(11,337)
Share-based compensation	—	—	—	—	—	—		2,549	—	2,549	—	2,549
Dividends	—	—	—	—	—	—		—	(2,875)	(2,875)	—	(2,875)
Stock repurchases	—	—	—	—	(860,659)	(48,035)		—	130	(47,905)	—	(47,905)
Retirement of treasury shares	(860,659)	(9)	—	—	860,659	48,035		(4,865)	(43,161)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—		(3,154)	—	(3,154)	—	(3,154)
Distributions	—	—	—	—	—	—		—	—	—	(16,785)	(16,785)
Net income	—	—	—	—	—	—		—	381,583	381,583	27,515	409,098
Balance at December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	0.0000000153668221938477	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	1	—	—	—	—	7,075	—	7,076	—	7,076
Withholdings from vesting of restricted stock awards	(52,600)	—			—	—	(3,059)	—	(3,059)	—	(3,059)
Share-based compensation	—	—	—	—	—	—	5,158	—	5,158	—	5,158
Dividends	—	—	—	—	—	—	—	(2,875)	(2,875)	—	(2,875)
Stock repurchases		—	—	—	(1,386,828)	(83,770)	—	(66)	(83,836)	—	(83,836)
Retirement of treasury shares	(1,386,828)	(14)	—	—	1,386,828	83,770	(7,869)	(75,887)	—		—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(2,142)	—	(2,142)	—	(2,142)
Distributions	—	—	—	—	—	—	—	—	—	(27,124)	(27,124)
Net income	—	—	—	—	—	—	—	313,225	313,225	20,837	334,062
Balance at December 31, 2025	43,205,947	$432	2,000	$47,603	—	$—	$243,816	$1,567,111	$1,858,962	$21,752	$1,880,714
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$343,511	$417,155	$306,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,111	4,879	3,545
Loss on disposal of property and equipment, net	7	74	207
Share-based compensation expense	12,323	8,402	6,753
Deferred income taxes, net	2,742	1,321	1,142
Equity in income of unconsolidated entities	(1,002)	(5,083)	(16,742)
Gain on sale of investment in unconsolidated entity	—	(10,718)	—
Allowances for option deposits and pre-acquisition costs	2,625	284	64
Distributions of income from unconsolidated entities	7,290	7,670	11,859
Changes in operating assets and liabilities:
Increase in receivables	(26,124)	(3,226)	(5,344)
Increase in inventory	(160,266)	(403,312)	(109,243)
Decrease in earnest money deposits	478	2,990	7,290
Increase in mortgage loans held for sale	(49,099)	—	—
Decrease (increase) in other assets	9,815	(8,002)	(14,875)
Increase in accounts payable	34,770	5,426	2,517
Increase in accrued expenses	42,415	14,131	5,459
(Decrease) increase in customer and builder deposits	(11,352)	(6,079)	14,035
Net cash provided by operating activities	213,244	25,912	213,342
Cash flows from investing activities:
Investments in unconsolidated entities	(38,756)	(31,757)	(5,547)
Proceeds from sale of investment in unconsolidated entity	—	63,960	—
Purchase of property and equipment, net of disposals	(4,798)	(4,365)	(7,802)
Net cash (used in) provided by investing activities	(43,554)	27,838	(13,349)
Cash flows from financing activities:
Borrowings from lines of credit	171,000	106,000	22,000
Repayments of lines of credit	(196,000)	(81,000)	(42,000)
Borrowings from warehouse lines of credit	113,451	—	—
Repayments of warehouse lines of credit	(67,054)	—	—
Repayments of senior unsecured notes	(37,500)	(37,500)	—
Proceeds from notes payable	—	14,871	63
Repayments of notes payable	(500)	(12,981)	(1,704)
Payments of debt issuance costs	(941)	(841)	(638)
Payments of withholding tax on vesting of restricted stock awards	(3,059)	(11,337)	(1,977)
Repurchases of common stock	(83,770)	(48,428)	(45,777)
Dividends paid	(2,875)	(2,875)	(2,875)
Proceeds from reallocation of shares of common stock by large stockholder	—	70,347	—
Distributions for reallocation of shares of common stock by large stockholder	—	(70,347)	—
Distributions to redeemable noncontrolling interest	(4,029)	(2,637)	(1,840)
Distributions to noncontrolling interests	(27,124)	(16,785)	(19,056)
Net cash used in financing activities	(138,401)	(93,513)	(93,804)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,289	(39,763)	106,189
Cash and cash equivalents and restricted cash, beginning of period	159,696	199,459	93,270
Cash and cash equivalents and restricted cash, end of period	$190,985	$159,696	$199,459

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$50,111	$83,609	$90,535
The accompanying notes are an integral part of these consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of Green Brick Partners, Inc., its controlled subsidiaries, (together, the “Company”, “we”, or “Green Brick”) and consolidated variable interest entities (“VIEs”) in which Green Brick Partners, Inc. or one of its controlled subsidiaries is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of estimated development liabilities, valuation of equity awards, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and mortgage loans held for sale. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage loans held for sale, there was no concentration of mortgage loans with any one borrower for the year ended December 31, 2025. No material losses have been experienced to date. In addition, the Company is exposed to credit risk to the extent that mortgage loan borrowers fail to meet their contractual obligations. This risk is mitigated by collateralizing the home sold with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand and escrow deposits with financial institutions, and investments with original maturities of 90 days or less. As of December 31, 2025, the majority of our cash and cash equivalents were invested in highly liquid money market funds or on deposit with multiple financial institutions.

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

Real Estate Inventory and Cost of Revenues
Real estate inventory consists of undeveloped land, raw land scheduled for development, land held for future development, land under development, land held for sale, developed lots, homes completed and under construction, and model homes. Inventory is valued at cost unless the carrying value is determined to be not recoverable in which case the affected inventory is written down to fair value. Cost includes any related pre-acquisition costs that are directly identifiable with a specific property so long as those pre-acquisition costs are anticipated to be recoverable at the sale of the property.

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

Impairment of Inventory

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, we evaluate our real estate inventory for indicators of impairment by individual community and development during each reporting period.

For our builder operations segments, contribution margins on closed homes, average margins of homes under construction, and forecasted margins for future starts are reviewed at a community level. In the event that this review suggests higher potential for losses at a specific community, the Company monitors such communities by adding them to our “watchlist” communities, and, when an impairment indicator is present, further analysis is performed.

For our land development segment, we perform a quarterly review at the individual project level comparing anticipated lot sale revenues to projected costs. For lots designated for our builders, we review land for indicators of impairment on a consolidated level for each community, looking at overall projected home contribution margins. In determining the allocation of costs to a particular land parcel, we rely on project budgets which include assumptions about development schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including delays, changes in costs that have not been committed, unforeseen issues encountered during project development that fall outside the scope of existing contracts, or items that ultimately cost more or less than the budgeted amount. We apply procedures to maintain best estimates in our budgets, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

For each real estate asset that has an indicator of impairment, we analyze whether the estimated remaining undiscounted future cash flows are more or less than the asset’s carrying value. The estimated cash flows are determined by projecting the remaining revenue from closings based on the contractual lot takedowns remaining, future projected lot takedowns, or historical and projected home sales or delivery absorptions for homebuilding operations and then comparing such projections to the remaining projected expenditures for development or home construction. Remaining projected expenditures are based on the most current pricing received from subcontractors for current phases under development. For future phases of land development, management uses its judgment to project potential cost increases. In determining the estimated cash flows for land held for sale, management considers recent comparisons to market comparable transactions, bona fide letters of intent from outside parties, executed sales contracts, broker quotes, and similar information. When projecting revenue, management does not assume improvement in market conditions.

If the estimated undiscounted cash flows are less than the asset’s carrying value, the asset is considered impaired and written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including the timing and amounts of development costs and sales prices of real estate assets, to determine if expected future cash flows will be sufficient to recover the asset’s carrying value.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale consist of mortgages due from our homebuyers that are financed through our wholly-owned mortgage finance subsidiary, GRBK Mortgage. Mortgage loans held for sale are carried at fair value, using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations. The fair value for Mortgage loans held for sale covered by investor commitments is generally based on commitment prices. The fair value for Mortgage loans held for sale not committed to be purchased by an investor is generally based on current delivery prices using best execution pricing.

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

Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth fiscal quarter or whenever impairment indicators are present. For the years ended December 31, 2025, 2024 and 2023, goodwill was not impaired.

Self-Insurance and Warranty Reserves

The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a six-to-eight-year warranty for qualified and defined structural defects, one year for workmanship issues, and two years for electrical, plumbing, heating, ventilation, and air conditioning systems. The Company accrues an estimate of its exposure to warranty claims based on both current and historical home closings data and warranty costs incurred. A warranty accrual is made with the closing of a home and it is included within accrued expenses on the consolidated balance sheets. Any legal costs associated with loss contingencies related to warranties are expensed as incurred. We self-insure some of our risks through a wholly-owned insurance subsidiary. We capitalize our captive insurance company and reserve amounts under these captive insurance policies based on actuarial analyses of our and industry historical claims, including estimates of claims incurred but not yet reported.

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

Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2025, 2024 and 2023 totaled $3.8 million, $3.1 million and $2.4 million, respectively.

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

Share-Based Compensation
The Company measures and accounts for share-based awards in accordance with ASC 718, Compensation - Stock Compensation. The Company expenses share-based payment awards made to employees and directors, including restricted stock awards, restricted stock units, performance restricted stock units, and other stock based awards . Share-based compensation expense associated with restricted stock awards and restricted stock units with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis, net of actual forfeitures, over the requisite service period over which the awards are expected to vest.

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

We periodically assess our deferred tax assets, including the benefit from net operating losses, to determine if a valuation allowance is required. A valuation allowance is established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of the deferred tax assets is dependent upon, among other matters, taxable income in prior years available for carryback, estimates of future income, tax planning strategies, and reversal of existing temporary differences.

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

In December, 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted the new guidance on a prospective basis on January 1, 2025. See Note 13.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and a definition of selling expenses. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.

2. INTANGIBLE ASSETS, GOODWILL, AND REDEEMABLE NONCONTROLLING INTEREST

Intangible Assets

Intangible assets were recognized related to the acquired trade name from the GRBK GHO Homes business combination. The Company holds an 80% controlling interest in this Florida-based partnership. The amortization of the acquired trade name of $0.1 million for each of the years ended December 31, 2025, 2024, and 2023, respectively, was recorded in selling, general and administrative expense in the consolidated statements of income. The accumulated amortization of the acquired trade name was $0.7 million and $0.6 million as of December 31, 2025 and December 31, 2024, respectively.

The estimated amortization expense related to the acquired trade name for each of the next five years as of December 31, 2025 is as follows (in thousands):

2026	$85
2027	85
2028	27
2029	—
2030	—
Total	$197

Goodwill

Pursuant to this acquisition, the Company recognized goodwill of $0.7 million. The Company performed its annual goodwill impairment testing during the fourth quarter of 2025 by completing a qualitative assessment of its Southeast reporting unit, which included the review of macroeconomic conditions and financial performance of the reporting unit, among others. Through this assessment, the Company determined that the carrying amount of the Southeast reporting unit does not exceed its fair value. The Company did not record any goodwill impairments during the years ended December 31, 2025, 2024 and 2023.

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

The following table shows the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$44,709	$36,135
Net income attributable to redeemable noncontrolling interest partner	9,449	8,057
Distributions of income to redeemable noncontrolling interest partner	(4,029)	(2,637)
Change in fair value of redeemable noncontrolling interest	2,142	3,154
Redeemable noncontrolling interest, end of period	$52,271	$44,709

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
The aggregated carrying amounts of assets and liabilities of TPG were $184.5 million and $163.9 million, respectively, as of December 31, 2025 and $201.5 million and $167.3 million, respectively, as of December 31, 2024. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements. The creditors of this controlled builder have no recourse against the Company.

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

As of December 31, 2025 and 2024, the Company’s exposure to loss related to its option contracts with third parties primarily consisted of its non-refundable option deposits. Following VIE evaluation, it was concluded that the Company was not the primary beneficiary in any of the VIEs related to land or lot option contracts as of December 31, 2025 and 2024.

4. HOMEBUILDING INVENTORY

A summary of homebuilding inventory is as follows (in thousands):

	December 31, 2025	December 31, 2024
Land and lots - developed and under development	$1,452,072	$1,234,532
Homes completed or under construction	621,677	678,198
Land held for future development(1)	14,481	14,481
Land held for sale	10,981	10,521
Total inventory	$2,099,211	$1,937,732

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of December 31, 2025, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the year ended December 31, 2025, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

For the year ended December 31, 2024, the Company recorded a $3.7 million impairment charge to reduce the carrying value of inventory to fair value. This impairment charge was included in cost of residential units in our consolidated statements of income. For the year ended December 31, 2023, the Company did not record an impairment adjustment to reduce the carrying value of impaired communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest capitalized at beginning of period	$26,620	$24,126	$22,752
Interest incurred	12,676	13,910	14,628
Interest charged to cost of revenues	(9,554)	(11,416)	(13,254)
Interest capitalized at end of period	$29,742	$26,620	$24,126

Capitalized interest as a percentage of inventory	1.4%	1.4%	1.6%

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

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	December 31, 2025	December 31, 2024
GBTM Sendera, LLC	21,985	21,985
Rainwater Crossing Single-Family, LLC	51,484	18,633
TMGB Magnolia Ridge, LLC	11,506	7,006
EJB River Holdings, LLC	8,075	12,288
BHome Mortgage, LLC	—	670
Total investment in unconsolidated entities	$93,050	$60,582

GBTM Sendera, LLC
In August 2020, the joint venture GBTM Sendera, LLC (“GBTM Sendera”) was formed by GRBK Edgewood, LLC (“GRBK Edgewood”) and TM Sendera, LLC (“TM Sendera”) to acquire and develop a tract of land in Fort Worth, Texas. Each party holds a 50% ownership interest in GBTM Sendera and share equally in the profits and losses of GBTM Sendera, with the exception of certain customary fees. The Company made capital contributions of $1.6 million, $2.0 million and $5.0 million during the years ended December 31, 2025 and 2024, and 2023, respectively.

Following our analysis of GBTM Sendera’s operating agreement, the Company determined that GBTM Sendera is not a VIE as the joint venture’s equity at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support from its members.

As of December 31, 2025, the carrying amount of GBTM Sendera assets and liabilities were $60.8 million and $16.8 million, respectively. As of December 31, 2025, the Company’s maximum exposure to loss as a result of this joint venture was $37.0 million, representing the Company’s investment in GBTM Sendera and a $15.0 million guarantee on a loan agreement to fund to the joint venture’s land development activities.

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

As of December 31, 2025, the carrying amounts of assets and liabilities of Rainwater Crossing were $86.9 million and $24.9 million, respectively. As of December 31, 2025, the Company’s maximum exposure to loss as a result from its involvement with Rainwater Crossing was approximately $61.1 million, representing its $51.5 million investment and the

Company’s remaining commitment to contribute to the joint venture $9.6 million in quarterly payments through March 31, 2029. The Company is also required to fund the remaining development costs related to this project.

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

As of December 31, 2025, the carrying amounts of assets and liabilities of EJB River Holdings were $16.2 million and de minimis, respectively. As of December 31, 2025 the Company’s maximum exposure to loss as a result of its involvement with EJB River Holdings was $8.1 million, representing the Company’s investment in EJB.

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

As of December 31, 2025, the carrying amounts of assets and liabilities of Magnolia Ridge were $37.3 million and $14.3 million, respectively. As of December 31, 2025, the Company’s maximum exposure to loss as a result of its involvement with Magnolia Ridge was $34.0 million representing the Company’s investment in Magnolia Ridge of $11.5 million and up to a $22.5 million completion guarantee on the JV’s revolving loan to fund its development activities.

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

A summary of the financial information of the unconsolidated entities that are accounted for by the equity method, as described above, is as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets:
Cash	$10,713	$7,334
Accounts receivable	1,615	488
Bonds and notes receivable	9,599	12,038
Inventory	177,003	111,771
Other assets	2,284	1,738
Total assets	$201,214	$133,369
Liabilities:
Accounts payable	$8,050	$6,280
Accrued expenses and other liabilities	10,746	1,369
Notes payable	37,274	23,194

Total liabilities		$56,070	$30,843
Owners’ equity:
Green Brick		$93,051	$58,312
Others		52,093	44,214
Total owners’ equity		$145,144	$102,526
Total liabilities and owners’ equity		$201,214	$133,369

	Years Ended December 31,
	2025	2024	2023
Revenues	$31,549	$49,124	$270,322
Costs and expenses	26,729	38,875	236,038
Net earnings of unconsolidated entities	$4,820	$10,249	$34,284
Company’s share in net earnings of unconsolidated entities	$1,002	$5,083	$16,742

A summary of the Company’s share in net earnings by unconsolidated entity is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
EJB River Holdings, LLC	$2,288	$2,421	$2,812
BHome Mortgage, LLC	120	1,733	3,009
GB Challenger, LLC	—	929	10,921
Rainwater Crossing Single-Family, LLC	(1,406)	—	—
Total net earnings from unconsolidated entities	$1,002	$5,083	$16,742

During the years ended December 31, 2025, 2024, and 2023, the Company did not identify indicators of impairment for its investments in unconsolidated entities.

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment by major classification and related accumulated depreciation as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Model home furnishings and capitalized sales office costs	$12,563	$10,566
Leasehold improvements	3,030	2,357
Office furniture and equipment	1,399	1,089
Vehicles and field trailers	1,620	1,531
Computers and equipment	574	477
Property and equipment, at cost	19,186	16,020
Less: accumulated depreciation	(12,870)	(9,469)
Total property and equipment, net	$6,316	$6,551

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 totaled $5.0 million, $4.8 million, and $3.5 million, respectively, and is included in selling, general and administrative expense in our consolidated statements of income.

7. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	December 31, 2025	December 31, 2024
Federal income tax payable	47,200	3,749
Real estate development reserve to complete(1)	31,708	31,043
Accrued compensation	16,911	20,309
Warranty reserve	12,920	17,373
Accrued property tax payable	12,635	10,973
Self-insurance reserve	7,021	5,195
Other accrued expenses	24,242	21,426
Total accrued expenses	152,637	110,068

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty activity, included in accrued expenses in our consolidated balance sheets, consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Warranty accrual, beginning of period	$17,373	$23,474
Warranties issued	7,149	12,618
Changes in liability for existing warranties	(7,207)	387
Change in accounting estimate (1)	—	(13,178)
Payments made	(4,395)	(5,928)
Warranty accrual, end of period	$12,920	$17,373

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

8. DEBT

As of December 31, 2025, the aggregated annual principal payments under the borrowings on lines of credit, senior unsecured notes, warehouse facilities, and note payable over the next five years are as follows (in thousands):

2026	$106,199
2027	92,070
2028	55,000
2029	70,000
2030	—
Total	$323,269

Lines of Credit

Borrowings on lines of credit outstanding, net of debt issuance costs, as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	25,000
Warehouse facilities	46,398	—
Debt issuance costs, net of amortization	(2,465)	(2,355)
Total borrowings on lines of credit, net	$43,933	$22,645

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

As of December 31, 2025, we had no letters of credit outstanding to reduce the aggregate maximum commitment amount of $35.0 million.

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

De minimis fees and other debt issuance costs were incurred during each of the years ended December 31, 2025, 2024, and 2023 associated with the Secured Revolving Credit Facility amendments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company subjects these costs to analysis for capitalization to inventory over the term of the Secured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the amended Secured Revolving Credit Facility, the Company is required, among other things, to maintain minimum multiples of tangible net worth in excess of the outstanding Secured Revolving Credit Facility balance, minimum interest coverage and maximum leverage. The Company was in compliance with these financial covenants under the Secured Revolving Credit Facility as of December 31, 2025.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 10, 2025, the Company entered into the Thirteenth Amendment to this credit agreement. The Credit Agreement was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Credit Agreement) and (iii) for other administrative changes. The total commitments remain at $330 million. The maturity of all commitments under the facility have been extended to December 14, 2028.

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

Fees and other debt issuance costs of $0.8 million, $0.8 million and $0.6 million were incurred during the years ended December 31, 2025, 2024 and 2023, respectively, associated with the amendments, term extensions and increases in lenders’ commitments. These costs are deferred and reduce the carrying amount of debt in our consolidated balance sheets. The Company capitalizes these costs to inventory over the term of the Unsecured Revolving Credit Facility using the straight-line method, which approximates the effective interest rate method for our senior unsecured notes and notes payable.

Under the terms of the Unsecured Revolving Credit Facility, the Company is required to maintain compliance with various financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Unsecured Revolving Credit Facility as of December 31, 2025.

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	December 31, 2025	December 31, 2024
January 29, 2026(1)	$40,000	$16,828	$—
December 15, 2027	40,000	29,570	—
	$80,000	$46,398	$—

(1) On January 23, 2026, the warehouse facility with a maturity date of January 29, 2026 was extended to January 29, 2027.

The Warehouse Facilities provide for an aggregate uncommitted amount of $80.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.75% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of December 31, 2025.

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

De minimis fees or other debt issuance costs were incurred during the year ended December 31, 2025 associated with the Warehouse Facilities.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of December 31, 2025 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$50,000	$62,500
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	75,000	100,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(528)	(910)
Total senior unsecured notes, net	$261,972	$299,090

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

2028 Notes
On February 25, 2021, the Company entered into a Note Purchase Agreement with several purchasers to issue $125.0 million aggregate principal amount of senior unsecured notes due on February 25, 2028 at a fixed rate of 3.25% per annum in a Section 4(a)(2) private placement transaction. The Company received net proceeds of $124.4 million and incurred debt issuance costs of approximately $0.6 million that were deferred and reduced the amount of debt on our consolidated balance sheet. The Company used the net proceeds from the issuance of the 2028 Notes to repay borrowings under the Company’s existing revolving credit facilities and for general corporate purposes. The remaining principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2026, 2027, and 2028.

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

Under the terms of the Senior Unsecured Notes, the Company is required, among other things, to maintain compliance with various financial covenants, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. The Company was in compliance with these financial covenants under the Senior Unsecured Notes as of December 31, 2025.

9. STOCKHOLDERS’ EQUITY

Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”), the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2025, there were 43,205,947 shares of common stock issued outstanding.

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
As of December 31, 2025, there were 2,000 shares of 5.75% Series A Cumulative Perpetual Preferred Stock outstanding. The Company pays cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board Of Directors, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears.

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

The following table presents a summary of the perpetual preferred stock outstanding at December 31, 2025 and 2024 (dollars in thousands):

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

Dividends

Dividends paid on our Series A preferred stock were $2.9 million and $2.9 million during the years ended December 31, 2025 and 2024, respectively. As the Series A Preferred Stock was issued in December 2021, no dividend payments were made during the year ended December 31, 2023.

On February 18, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on March 13, 2026 to stockholders of record as of March 2, 2026.

Share Repurchase Programs

2023 Share Repurchase Program
On April 27, 2023, the Board approved a stock repurchase program (the “2023 Repurchase Plan”) that authorized the Company to purchase, from time to time, up to an additional $100.0 million of our outstanding common stock, upon completion of our 2022 Repurchase Plan, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2023 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board at any time in its sole discretion.

During the year ended December 31, 2024, the Company repurchased 795,178 shares for approximately $44.1 million, excluding excise tax. The repurchased shares were subsequently retired.

2025 Share Repurchase Plan
On February 17, 2025, the Company’s Board approved and authorized a new $100.0 million stock repurchase program (the “2025 Repurchase Plan”), replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. This new plan authorizes the Company to purchase, from time to time, up to $100.0 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The 2025 Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board.

During the year ended December 31, 2025, the Company repurchased 1,386,828 shares for approximately $82.9 million, excluding excise tax. The repurchased shares were subsequently retired. The remaining dollar value of shares that may be purchased under the 2025 Repurchase Plan was approximately $17.1 million as of December 31, 2025.

2026 Share Repurchase Plan
On December 11, 2025, the Company’s Board authorized a new share repurchase program of up to $150.0 million (the “2026 Repurchase Plan”), which shall commence upon the date in which the Company has exhausted the repurchases available under the 2025 Repurchase Plan. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board any time in its sole discretion. Repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. All shares repurchased will be retired.

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

In general, the Company’s employees or those reasonably expected to become the Company’s employees, consultants and directors, are eligible for awards under the 2024 Equity Plan, provided that incentive stock options may be granted only to employees. The Company has six non-employee directors and approximately 620 employees (including employees of our builders) who are eligible to receive awards under the 2024 Equity Plan. Written agreements between the Company and each participant evidence the terms of each award granted under the 2024 Equity Plan.

If any award under the 2024 Equity Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the common stock withheld from issuance under that award will become available for future issuance under the plan. If shares issued under the 2024 Equity Plan are reacquired by the Company pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the plan. Awards that can only be settled in cash will not be treated as shares of common stock granted for purposes of the 2024 Equity Plan. As of December 31, 2025, 3,309,744 shares remain available for future grant of awards under the 2024 Equity Plan.

Share-Based Award Activity
During the years ended December 31, 2025, 2024 and 2023 the Company granted SAs, RSUs, and PRSUs to executive officers (“EOs”), RSAs to employees and non-employee members of the Board, and PRSUs to employees.

Stock Awards
The SAs granted to EOs were 100% vested and non-forfeitable on the grant date. During the years ended December 31, 2025, 2024 and 2023, the Company withheld 52,600; 46,386, and 59,857 shares, respectively, of common stock from EOs, at a total cost of $3.1 million, $2.2 million, and $2.0 million, for the respective periods, to satisfy statutory minimum tax requirements upon grant of the awards. No stock options were exercised during the years ended December 31, 2025. During the year ended December 31, 2024, the Company withheld 238,961 shares of common stock at a total cost of $12.9 million to cover the option exercise price and the minimum statutory tax withholding obligation for stock options exercised. No stock options were exercised during the year ended December 31, 2023.

Restricted Stock Awards
The RSAs granted to the Board will become fully vested on the earlier of (i) the first anniversary of the date of grant of the shares of restricted common stock or (ii) the date of the Company’s 2026 Annual Meeting of Stockholders. Some members of the Board elected to defer up to 100% of their annual retainer fee in the form of common stock.

Employee Restricted Stock Awards and Performance Restricted Stock Units
Our employee RSAs and RSUs consist of shares of common stock that are subject to continued employment with the Company through the applicable vesting dates. The RSAs and PRSUs generally have a two-year and three-year cliff vesting period, respectively.

Long Term Incentive Plan Awards
During the year ended December 31, 2025, the Company granted RSUs and PRSUs to executive officers under its Long Term Incentive Plan (“LTIP”). The RSUs vest equally on the first, second and third anniversary of the grant date. The PSUs are earned based on the Company’s performance on certain metrics for their respective performance periods and have different vesting terms.

The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. LTIP awards also included PSUs that are tied to the Company’s Total Shareholder Return, the fair value of these awards was calculated using a Monte Carlo simulation model.

A summary of share-based awards activity during the years ended December 31, 2025, 2024 and 2023 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2022	38	$23.94
Granted	185	$33.21
Vested	(129)	$31.18
Forfeited	2	$32.88
Unvested, December 31, 2023	92	$33.56
Granted	187	$53.05
Vested	(152)	$46.52
Forfeited	(2)	$42.65
Unvested, December 31, 2024	125	$46.84

Granted	287	$62.41
Vested	(169)	$54.87
Forfeited	(18)	$51.92
Unvested, December 31, 2025	225	$60.31

Share-Based Compensation Expense
Share-based compensation expense was $12.3 million, $8.4 million and $6.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2025, 2024, or 2023.

As of December 31, 2025, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRUSs, net of forfeitures, was $8.6 million which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of RSAs vested during the years ended December 31, 2025, 2024 and 2023 was $9.3 million, $7.1 million and $4.0 million, respectively.

11. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,579,545	$6,994	$1,489,472	$28,807	$1,270,599	$7,980
Southeast	511,932	—	580,664	—	498,656	475
Total revenues	$2,091,477	$6,994	$2,070,136	$28,807	$1,769,255	$8,455

Type of Customer
Homebuyers	$2,091,477	$—	$2,070,136	$—	$1,769,255	$—
Homebuilders and Multi-family Developers	—	6,994	—	28,807	—	8,455
Total revenues	$2,091,477	$6,994	$2,070,136	$28,807	$1,769,255	$8,455

Product Type
Residential units	$2,091,477	$—	$2,070,136	$—	$1,769,255	$—
Land and lots	—	6,994	—	28,807	—	8,455
Total revenues	$2,091,477	$6,994	$2,070,136	$28,807	$1,769,255	$8,455

Timing of Revenue Recognition(1)
Transferred at a point in time	$2,091,258	$6,994	$2,069,756	$28,807	$1,767,788	$8,455
Transferred over time	219	—	380	—	1,467	—
Total revenues	$2,091,477	$6,994	$2,070,136	$28,807	$1,769,255	$8,455

(1)Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Customer and builder deposits	$25,716	$37,068

The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customer’s payment of a deposit and the Company’s delivery of the home, impacted slightly by terminations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Type of Customer
Homebuyers	$34,509	$41,402
Homebuilders and Multi-Family Developers	1,634	900
Total deposits recognized as revenue	$36,143	$42,302

Transaction Price Allocated to Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $7.5 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in 2026.

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

While the operations of Challenger met the criteria for an operating segment, they did not meet the quantitative thresholds of ASC 280, Segment Reporting (“ASC 280”) to be separately reported and disclosed. As such, Challenger’s results were included within the corporate, other and unallocated segment.

The operations of Green Brick Title, LLC (“Green Brick Title”), GRBK Mortgage and Green Brick Insurance are not economically similar to either builder operations or land development and do not meet the quantitative thresholds of ASC 280 to be separately reported and disclosed. As such, these entities’ results are included within the corporate, other and unallocated segment.

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

Financial information relating to the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,
	2025	2024		2023
Revenues: (1)
Builder operations
Central	$1,579,545	$1,489,582		$1,270,599
Southeast	511,932	580,664		499,131
Total builder operations	2,091,477	2,070,246		1,769,730
Land development	6,994	28,697		7,980
Total revenues	$2,098,471	$2,098,943		$1,777,710

Gross profit:
Builder operations
Central	$507,719	$524,379		$424,494
Southeast	175,885	215,002		166,291
Total builder operations	683,604	739,381		590,785
Land development	2,589	4,428		3,268
Corporate, other and unallocated (2)	(45,387)	(40,288)		(45,871)
Total gross profit	$640,806	$703,521		$548,182

Segment expenses:
Commissions
Builder operations
Central	$77,287	$73,732	.	$65,689
Southeast	17,345	21,089		18,356
Total builder operations	94,632	94,821		84,045
Land development	—	—		—
Corporate, other and unallocated	1,776	—		—
Total commissions	$96,408	$94,821		$84,045

Salaries
Builder operations
Central	$45,285	$43,911		$39,330
Southeast	25,078	26,826		22,810
Total builder operations	70,363	70,737		62,140
Land development	—	—		194
Corporate, other and unallocated (3)	4,013	3,156		(2,013)
Total salaries	$74,376	$73,893		$60,321

	Years Ended December 31,
	2025	2024	2023
Other selling, general and administrative expenses
Builder operations
Central	$39,581	$37,324	$30,828
Southeast	16,401	15,319	15,814
Total builder operations	55,982	52,643	46,642
Land development	1,161	282	210
Corporate, other and unallocated	3,436	4,927	1,759
Total other expenses	$60,579	$57,852	$48,611

Total segment expenses
Builder operations
Central	$162,153	$154,967	$135,847
Southeast	58,824	63,234	56,980
Total builder operations	220,977	218,201	192,827
Land development	1,161	282	404
Corporate, other and unallocated	9,225	8,083	(254)
Total segment expenses	$231,363	$226,566	$192,977

Interest expense: (4)
Builder operations
Central	$(648)	$(25)	$(119)
Southeast	21,252	39,060	34,216
Total builder operations	20,604	39,035	34,216
Corporate, other and unallocated	(20,604)	(39,035)	(34,216)
Total interest expense, net	$—	$—	$—

Income before income taxes:
Builder operations
Central	$347,859	$372,599	$291,307
Southeast	120,695	154,760	112,582
Total builder operations	468,554	527,359	403,889
Land development	3,391	5,882	5,129
Corporate, other and unallocated (5)	(33,767)	(21,361)	(17,705)
Income before income taxes	$438,178	$511,880	$391,313

	December 31, 2025	December 31, 2024
Inventory:
Builder operations
Central	$688,219	$743,490
Southeast	293,635	318,592
Total builder operations	981,854	1,062,082
Land development	1,063,066	826,687
Corporate, other and unallocated (6)	54,291	48,963
Total inventory	$2,099,211	$1,937,732

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the consolidated statements of income in periods when our builders have revenues from land or lot closings. For the year ended December 31, 2025, builders did not recognize revenues from land or lot closings. For the years ended December 31, 2024 and 2023, revenues from land or lot closings were $0.1 million and $0.5 million, respectively.
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

13. INCOME TAXES

Income Tax Expense
The components of current and deferred income tax expense are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$82,763	$85,062	$73,299
State	7,583	8,342	10,197
Total current income tax expense	90,346	93,404	83,496
Deferred income tax expense (benefit):
Federal	3,997	1,192	993
State	324	129	149
Total deferred income tax expense (benefit)	4,321	1,321	1,142
Total income tax expense	$94,667	$94,725	$84,638

Effective Income Tax Rate Reconciliation
The table below provides the updated requirements of ASU 2023-09 for 2024. See Note 1. Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (amounts in thousands, except percentages):

	Year Ended December 31, 2025
United States statutory tax rate	$92,008	21.0%
State and local income taxes, net of federal income tax effect (1)	5,939	—
Foreign tax effects	—	—
Effect of cross-border tax laws	—	—
Changes in valuation allowances	—	—
Tax credits
Other	(1,510)	(0.6)
Nontaxable or nondeductible items
Less: Non-controlled earnings	(6,360)	(1.5)
Other	2,456	0.6
Changes in unrecognized tax benefits	137	—
Other adjustments
Other	1,997	0.5
Effective tax rate	$94,667	21.6%

(1)State taxes in Texas comprised the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2024	2023
Tax on pre-tax book income (before reduction of noncontrolling interests)	$107,494	$82,176
Tax effect of non-controlled earnings	(7,470)	(4,630)
State income tax expense, net of federal benefit	8,286	8,220
Tax credits	(10,920)	(3,033)
Other	(2,665)	1,905
Total income tax expense	$94,725	$84,638
Effective income tax rate	18.5%	21.6%

The change in the effective tax rate for year ended December 31, 2025 relates primarily to a decreased rate benefit in the Energy Efficient Homes Tax credit as compared to pre-tax book income.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law were recognized in the period of enactment.

Deferred Income Taxes
The primary differences between the financial statement and tax bases of assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Basis in partnerships	$1,462	$2,700
Accrued expenses	3,574	6,989
Inventory	2,273	2,620
Change in fair value of contingent consideration	743	872
Lease liabilities - operating leases	1,719	1,676
Stock-based compensation	1,575	603
Other	2,015	381
Deferred tax assets, gross	13,361	15,841
Valuation allowance	—	—
Deferred tax assets, net	$13,361	$15,841

Deferred tax liabilities:
Right-of-use assets - operating leases	$(1,496)	$(1,479)
Prepaid insurance	(334)	(106)
Other	(288)	(272)
Deferred tax liabilities	$(2,118)	$(1,857)
Total deferred income tax assets, net	$11,243	$13,984

Cash Paid For Income Taxes
In accordance with ASU 2023-09, the following is a supplemental schedule of cash paid for income taxes (in thousands):

Year Ended December 31, 2025
Cash paid during the period for income taxes, net of refunds:
U.S. Federal (1)	$41,982
U.S. State and Local:
Georgia	2,365
Texas	4,521
Other	1,243
U.S. State and Local subtotal	8,129
Total cash paid for income taxes, net of refunds	$50,111

(1)Includes amounts paid for transferable tax credits of $16.8 million during the year ended December 31, 2025.

Uncertain Tax Positions
The Company establishes accruals for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions have a more-likely-than-not chance of being sustained by the Company. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the uncertain tax position is as follows (in thousands):

Year Ended December 31, 2025
Uncertain tax positions at beginning of year	$—
Increase for new tax positions taken	1,579
Uncertain tax positions at end of year	$1,579

The Company incurred $0.1 million in interest and penalties related to uncertain tax positions for the year ended December 31, 2025. No interest and penalties related to uncertain tax positions were incurred for the years ended December 31, 2024, and 2023.

Statutes of Limitations
The U.S. federal statute of limitations remains open for our 2022 and subsequent tax years.

The Company and its subsidiaries file returns in Texas, Georgia, and Florida. The company and its subsidiaries previously also filed returns in Colorado.

The Texas statute of limitations remains open for the 2021 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the subsidiary partnership entities.

The Georgia, Florida, and Colorado statute of limitations remains open for 2022 and subsequent tax years. Any adjustments relating to returns filed by the subsidiary partnerships would be borne by the partner.

The Company is not presently under examination by the Internal Revenue Service or state tax authority.

14. EMPLOYEE BENEFITS

We have a qualifying 401(k) defined contribution plan that covers all employees of the Company. Each year, we may make discretionary matching contributions equal to a percentage of the employees’ contributions. The Company contributed $2.3 million, $2.3 million and $1.8 million of matching contributions to the 401(k) plan during the years ended December 31, 2025, 2024 and 2023.

15. EARNINGS PER COMMON SHARE

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023

Net income attributable to Green Brick Partners, Inc.	$313,225	$381,583	$284,626
Cumulative preferred stock dividends	(2,875)	(2,875)	(2,875)
Net income applicable to common stockholders	310,350	378,708	281,751

Weighted-average number of common shares outstanding - basic	43,791	44,508	45,446
Basic net income attributable to Green Brick Partners, Inc. per common share	$7.09	$8.51	$6.20

Weighted-average number of common shares outstanding - basic	43,791	44,508	45,446
Dilutive effect of stock options and restricted stock awards	133	331	471
Weighted-average number of common shares outstanding - diluted	43,924	44,839	45,917
Diluted net income attributable to Green Brick Partners, Inc. per common share	$7.07	$8.45	$6.14

The following shares that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Years Ended December 31,
	2025	2024	2023
Antidilutive options to purchase common stock and restricted stock awards	(1)	(6)	—

16. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash, restricted cash, receivables, loans held for sale, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Per the fair value hierarchy, level 1 financial instruments include: cash, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the consolidated financial statements as of December 31, 2025 and 2024.

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit and notes payable are deemed to approximate fair value. The estimated fair value of the senior unsecured notes as of December 31, 2025 and 2024, was $257.3 million and $287.2 million, respectively.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2025 when compared to December 31, 2024.

17. RELATED PARTY TRANSACTIONS

During 2025, 2024 and 2023, the Company had the following related party transactions through the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Chief Executive Officer, is the President of Centre Living. Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our consolidated financial statements. Trevor Brickman made no cash contributions to Centre Living during the years ended December 31, 2025, 2024 and 2023.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the years ended December 31, 2025, 2024, and 2023, GRBK GHO incurred lease costs of $0.1 million, $0.1 million, and $0.2 million in each period, under such lease agreements. As of December 31, 2025, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the years ended December 31, 2025, 2024, and 2023, GRBK GHO incurred de minimis fees related to such title closing services. As of December 31, 2025, no amounts were due to the title company affiliate.

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of December 31, 2025 and 2024, letters of credit and performance bonds outstanding were $0.2 million and $20.0 million respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
We have leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, each have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
The operating lease cost of $1.9 million, $1.6 million, and $1.8 million for these leases for the years ended December 31, 2025, 2024, and 2023, respectively, is included in selling, general and administrative expense in the consolidated statements of income. For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $1.0 million, respectively.
As of December 31, 2025, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.9 years and 7.5%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2025 are presented below (in thousands):

2026	$2,136
2027	2,095
2028	2,003
2029	1,665
2030	1,688
Thereafter	837
Total future lease payments	10,424
Less: Interest	1,787
Present value of lease liabilities	$8,637
The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the consolidated income statements on a straight-line basis. Short-term lease costs of $0.9 million, $0.8 million, and $0.9 million for each of the years ended December 31, 2025, 2024, and 2023, related to such lease contracts are included in selling, general and administrative expense in the consolidated statements of income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to Green Brick’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

RSM US LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and its Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company, which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 25, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Dallas, Texas
February 25, 2026

ITEM 9B. OTHER INFORMATION

(a) 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, is incorporated herein by reference to the proxy statement for our 2026 annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2025:

Equity Compensation Plan Information
As of December 31, 2025
(in thousands, except exercise price)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Exercise Price	Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2024 Omnibus Equity Incentive Plan	224,576	$— (1)	3,085,168
Equity compensation plans not approved by security holders	—		—
Total	224,576		3,085,168

(1)Does not include 224,576 restricted stock awards and restricted stock units as they do not have an exercise price.

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

10.8†*	Employment Agreement, effective as of October 27, 2023, between the Company and Jed Dolson.
10.9†	Employment Agreement, dated as of October 1, 2025, between the Company and Neal Suit (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2025).
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

Number	Exhibit Description
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

10.13
Thirteenth Amendment to the Credit Agreement, dated December 10, 2025, by and among Green Brick Partners, Inc., the lenders named therein, and Flagstar Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed December 16, 2025).

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

10.51†*	Employment Agreement, dated as of October 20, 2025, between the Company and Jeffery Cox.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)

Number	Exhibit Description
21*	List of Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97	Green Brick Partners, Inc. Executive Officer Clawback Policy
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2026.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ James R. Brickman	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
James R. Brickman

/s/ Jeffery D. Cox	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Jeffery D. Cox

/s/ Elizabeth K. Blake	Director	February 25, 2026
Elizabeth K. Blake

/s/ Harry Brandler	Director	February 25, 2026
Harry Brandler

/s/ David Einhorn	Chairman of the Board	February 25, 2026
David Einhorn

/s/ Lila Manassa Murphy	Director	February 25, 2026
Lila Manassa Murphy

/s/ Kathleen Olsen	Director	February 25, 2026
Kathleen Olsen

/s/ Richard S. Press	Director	February 25, 2026
Richard S. Press