Form 10-K/A
period 2025-12-31
Green Brick Partners, Inc.
filed 2026-04-30
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
Green Brick Partners, Inc. (“Green Brick”, the “Company”,  the “Registrant”, “we”, “us”, or “our”) is filing this
Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended
December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026
(the “Original Form 10-K” and as amended by Amendment No. 1, the “Annual Report”). This Amendment No. 1 on Form 10-
K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by
Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Registrant’s definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year.
In addition, pursuant to applicable SEC rules, Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.3 and 31.4 hereto. Because this
Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended: (i)
paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and the Registrant has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Registrant’s other filings made with the SEC subsequent to the filing of the Original Form 10-K. Additionally, defined terms used but not defined in this
Amendment No. 1 shall have the meaning specified for such terms in the Original Form 10-K.

TABLE OF CONTENTS
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sets forth certain information with respect to each nominee standing for re-election to the Board. The biographies of each of the nominees and directors contain information regarding the individual’s service as a director, business experience, and the qualifications, characteristics or skills that led to the conclusion that the individual should serve as our director.

DAVID EINHORN Chairman AGE: 57 DIRECTOR SINCE: 2006	BACKGROUND:

Mr. Einhorn has served as one of our directors since May 2006. Mr. Einhorn has co-
founded, and has served as the President of Greenlight Capital, Inc., since January 1996.
Funds managed by Greenlight are some of our principal stockholders. Mr. Einhorn serves as Chairman of Greenlight Capital Re, Ltd., a public reinsurance holding company (Nasdaq:
GLRE). Mr. Einhorn received a Bachelor of Arts degree in Government from Cornell
University.

Skills & Qualifications:
Mr. Einhorn, our Co-Founder, brings to the Board crucial investment expertise and business experience.

JAMES R. BRICKMAN Chief Executive Officer & Director AGE: 74 DIRECTOR SINCE: 2014
BACKGROUND:
Mr. Brickman has served as one of our directors since October 2014. Previously, Mr.
Brickman was the founding manager and advisor of JBGL Capital LP since 2008 and JBGL
Builder Finance LLC since 2010 (collectively “JBGL”) and is our Chief Executive Officer.
Prior to forming JBGL in 2008, Mr. Brickman was a manager of various joint ventures and limited partnerships that developed/built low and high-rise office buildings, multifamily and condominium homes and single family homes, entitled land, and supervised a property management company. He previously also served as Chairman and Chief Executive Officer of Princeton Homes Ltd. and Princeton Realty Corporation that developed land, constructed single family custom homes and managed apartments it built. Mr. Brickman has over 45 years’ experience in nearly all phases of real estate construction, development and real estate finance property management. He received a B.B.A. and M.B.A. from Southern
Methodist University.

Skills & Qualifications:

Mr. Brickman, our Co-Founder, brings to the Board substantial experience in residential land development, the homebuilding industry and management, as well as intimate knowledge of Green Brick’s business and operations.

ELIZABETH K. BLAKE INDEPENDENT AGE: 74 DIRECTOR SINCE: 2007 Lead Independent Director COMMITTEES: •Compensation •Governance & Sustainability	BACKGROUND:

Ms. Blake has served as one of our directors since September 2007. Before retiring, Ms.
Blake served as Senior Vice President — Advocacy, Government Affairs & General Counsel
of Habitat for Humanity International Inc. from 2006 to 2014. Ms. Blake served on the board of directors of Patina Oil & Gas Corporation from 1998 through its sale to Noble Energy in
2005. From March 2003 to 2005, Ms. Blake was the Executive Vice President — Corporate
Affairs, General Counsel and Corporate Secretary for US Airways Group, Inc. From April
2002 through December 2002, Ms. Blake served as Senior Vice President and General
Counsel of Trizec Properties, Inc., a public real estate investment trust. Ms. Blake served as
Vice President and General Counsel of General Electric Power Systems from 1998 to 2002.
From 1996 to 1998, Ms. Blake served as Vice President and Chief of Staff of Cinergy Corp.
From 1982 to 1984, she was an associate with Frost & Jacobs, a law firm in Cincinnati,
Ohio, and a partner from 1984 to 1996. From 1977 to 1982, she was with the law firm of
Davis Polk & Wardwell in New York.  Ms. Blake received a Bachelor of Arts degree with honors from Smith College and her Juris Doctor from Columbia Law School, where she was a Harlan Fiske Stone Scholar. Ms. Blake was awarded an Honorary Doctorate of Technical
Letters by Cincinnati Technical College and an Honorary Doctorate of Letters from the
College of Mt. St. Joseph. She is past Chair of the Ohio Board of Regents

Skills & Qualifications:

Ms. Blake brings to the Board extensive executive leadership, corporate governance expertise, and risk management knowledge through her experience as a director and executive of public, private, and non-profit corporations as well as her knowledge of the homebuilding industry.

HARRY BRANDLER INDEPENDENT AGE: 54 DIRECTOR SINCE: 2014 COMMITTEES: •Compensation (Chair) •Governance & Sustainability	BACKGROUND:

Mr. Brandler has served as one of our directors since October 2014. Mr. Brandler served as the Chief Financial Officer of Greenlight Capital, Inc. from December 2001 to January 2019.
From 2000 to 2001, Mr. Brandler served as Chief Financial Officer of Wheatley Partners, a venture capital firm, where he oversaw the firm’s back-office operations and restructured the firm’s marketing, client relations and technology. From 1996 to 2000, Mr. Brandler served as a Manager at Goldstein, Golub & Kessler, where he provided audit, tax and consulting services to investment partnerships and other financial organizations and where he was promoted to Manager in January 1999. Mr. Brandler received a B.S. in Accounting from New
York University in 1993. Mr. Brandler was admitted as a Certified Public Accountant in New
York in 1996.

Skills & Qualifications:

Mr. Brandler brings to the Board a unique understanding of our strategies and operations through nine years of service as a member of the Board and 23 years of finance, accounting and management experience.

LILA MANASSA MURPHY AGE: 54 DIRECTOR SINCE: 2022 COMMITTEES: • Audit (Chair) • Compensation	BACKGROUND:
Ms. Manassa Murphy has served as one of our directors since April 2022. Since May 2021,
Ms. Lila Manassa Murphy has served as EVP and Chief Financial Officer of Dundee
Corporation, a public Canadian independent holding company listed on the Toronto Stock
Exchange, with a focus on mining investments and direct asset ownership.  Ms. Manassa
Murphy previously served on the board and audit committee of Dundee Corporation from
August 2018 to March 2021. Ms. Manassa Murphy founded Intrinsic Value Partners, LLC in
2018, a provider of consulting services to asset management firms and family offices.
Previously, she was Vice President and Portfolio Manager at Federated Hermes, Inc., a
Fortune 500, ESG focused investment firm with a dedicated focus on natural resources and hard assets. Prior to that, Ms. Manassa Murphy worked as an Analyst at David W. Tice &
Associates Inc. with a dedicated focus on natural resources investing. She has more than
25 years of diverse investment management experience. Ms. Manassa Murphy currently serves as a director of Gold Resource Corporation, a NYSE listed company, and sits on its
Audit Committee, its Safety, Sustainability & Technical Committee and chairs its Nominating and Governance Committee. Ms. Manassa Murphy is a Chartered Financial Analyst and a
Certified Public Accountant. Ms. Manassa Murphy holds a Bachelor of Arts degree from
New York University and is an active member of the Latino Corporate Directors Association.
Skills & Qualifications:
Ms. Manassa Murphy brings to the Board experience and skills developed as a capital markets’ executive officer and Chief Financial Officer focused on real estate finance, while her work as a public company director provides her with a strong background in matters related to sustainability, finance, accounting, and risk assessment.

KATHLEEN OLSEN INDEPENDENT AGE: 54 DIRECTOR SINCE: 2014 COMMITTEES: • Audit • Governance & Sustainability	BACKGROUND:

Ms. Olsen has served as one of our directors since October 2014. Since 2011, Ms. Olsen has been a private investor. From 1999 through 2011, Ms. Olsen served as Chief Financial
Officer of Eminence Capital, LLC, a long/short global equity fund. From 1993 to 1999, Ms.
Olsen served as audit manager, specializing in investment partnerships, at Anchin, Block &
Anchin LLP, a public accounting firm located in New York City. Since 2021, Ms. Olsen has been an adjunct professor at Fordham Gabelli School of Business.  Ms. Olsen received a
Bachelor of Science degree with honors from the State University of New York at Albany. In addition, Ms. Olsen currently sits on the Board of Trustees of Lockwood-Mathews Mansion
Museum and Saint Catherine Center for Specials Needs. Ms. Olsen is a Certified Public
Accountant and a member of the American Institute of Certified Public Accountants and
New York State Society of Certified Public Accountants.

Skills & Qualifications:
Ms. Olsen brings to the Board an extensive knowledge of accounting, audit, and finance in addition to broad executive leadership experience.

RICHARD S. PRESS INDEPENDENT AGE: 87 DIRECTOR SINCE: 2014 COMMITTEES: • Audit • Governance & Sustainability (Chair) • Insurance (Chair)	BACKGROUND:

Mr. Press has served as one of our directors since October 2014. Before retiring, Mr. Press was a Senior Vice President at Wellington Management from 1994 to 2006, where he started and built the firm’s insurance asset management practice. Prior to that, Mr. Press was a Senior Vice President of Stein Roe & Farnham from 1982 to 1994 and Scudder
Stevens and Clark from 1964 to 1982. Mr. Press sat on various committees of the
Controlled Risk Insurance Company of The Harvard Risk Management Foundation from
2006 to 2017. Previously, Mr. Press was Chairman of the Board of Anesthesia Associates of
Massachusetts and served as a board member and chairman of each of Transatlantic
Holdings (NYSE: TRH) from August 2006 to March 2012 and Pomeroy IT Solutions
(NASDAQ: PMRY) from July 2007 to November 2009. He served as a board member of the
Housing Authority Insurance Group from 2008 to 2015. He was a founding member of the
Board of Governors and the Advisory Board of the National Pediatric Multiple Sclerosis
Center, Stony Brook University and Medical School, New York (2001 – 2013). He is
currently a director of Millwall Holdings Limited and The Millwall Football & Athletic
Company, the holding and operating companies for Millwall F.C. He is also currently a director of Cambridge Medical Technologies Limited. Mr. Press earned a B.A. from Brown
University in 1960, and after serving in the US Army, he received his M.B.A. from Harvard
Business School in 1964.

Skills & Qualifications:
Mr. Press brings to the Board an extensive background in finance, insurance and risk management, as well as public company board and committee experience.

EXECUTIVE OFFICERS

Set forth below is certain information relating to our current executive officers and key employees. Biographical information with respect to Mr. Brickman is set forth above under “Proposal 1 – Election of Directors.”

Name	Age	Position
James R. Brickman	74	Chief Executive Officer
Jeffery D. Cox	47	Chief Financial Officer
Jed Dolson	48	President and Chief Operating Officer
Neal Suit	50	Executive Vice President, General Counsel, and Chief Risk and Compliance Officer
Bobby L. Samuel III	45	Executive Vice President of Land
Jeffery D. Cox – Mr. Cox has served as the Company’s Chief Financial Officer since October 2025, and prior to being promoted served as our interim Chief Financial Officer since March 2025. Mr. Cox joined the Company as
Senior Vice President of Finance in June 2023 and has led the efforts to launch the Company’s wholly-owned mortgage subsidiary, Green Brick Mortgage, and has overseen the operations of the Company’s wholly-owned title company, Green Brick Title. Mr. Cox has over 20 years of experience in the homebuilding industry, including serving from October 2020 to June 2023 as Regional Vice President of Finance, West Coast, for Richmond American
Homes and from July 2016 to October 2020 as a Division Controller for Lennar. Mr. Cox holds a B.S. degree in accounting from Brigham Young University and a MS in accounting from the University of Utah - David Eccles
School of Business.
Jed Dolson – Mr. Dolson has been our President and Chief Operating Officer since October 2023, and prior to being promoted served as our Executive Vice President and Chief Operating Officer since September 2020. He previously served from October 2017 as the President of Texas Region of the Company. Prior to that time, he was
Head of Land Acquisition and Development from September 2013. From March 2010 to September 2013, Mr.

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
Neal Suit – Mr. Suit joined Green Brick in 2021 and has been our Executive Vice President, General Counsel, and
Chief Risk and Compliance Officer since October 2022. Mr. Suit has over 20 years of legal experience, much of that experience focused on the real estate and construction industries. He served as the Executive Vice President,
General Counsel, and Corporate Secretary of Legacy Housing Corporation, where he played a key role in Legacy’s successful IPO in December 2018. Prior to going in-house, Mr. Suit worked at various law firms in the Dallas area, including a decade at the law firm of Carrington, Coleman, Sloman & Blumenthal, LLP, where he was a partner and the co-chair of the firm’s Real Estate and Construction section. Mr. Suit earned a B.A. degree from Baylor University and J.D. from Harvard Law School.
Bobby L. Samuel III – Mr. Samuel joined Green Brick in 2018 as the National Vice President of Land. In March
2025, Mr. Samuel was promoted to Executive Vice President of Land and continues to oversee the land acquisition and development activities of Green Brick and its subsidiary builders. Before joining Green Brick Partners, Mr.
Samuel served as the Vice President of Land for the Dallas-Fort Worth Division of a large public homebuilder. His experience also includes serving as a civil engineering consultant and client manager with a national engineering firm and Director of Land Development for a Dallas-Fort Worth private residential developer.

Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines, which are amended from time to time to incorporate certain current best practices in corporate governance. The Corporate Governance Guidelines describe our corporate governance practices and policies and provide a framework for our Board governance. The topics addressed in our Corporate Governance Guidelines include, among other things:
•the role of the lead independent director;
•director independence;
•director responsibilities, qualifications, functions, and tenure;
•committees of the Board;
•director orientation and continuing education;
•management development and succession planning;
•stockholder and other interested parties’ communications with the Board;
•director compensation; and
•annual Board and committee self-evaluations.
Our Corporate Governance Guidelines are available on our website at investors.greenbrickpartners.com by clicking on Governance & Sustainability and then Governance Documents.

Board Committees
Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Governance
& Sustainability Committee. Each of the Board’s standing committees operates under a written charter adopted by our Board that addresses the purpose, duties and responsibilities of the committee. Each standing committee reviews its charter at least annually and recommends charter changes to the Board as appropriate. A current copy of each standing committee charter can be found on our website at investors.greenbrickpartners.com by clicking on
Governance & Sustainability and then Governance Documents.
In addition to our standing committees, the Board has an Insurance Committee whose responsibility is to oversee the operation of our captive insurance subsidiary.

The table below sets forth the current directors appointed to each of the committees:

Independent Director	Audit Committee	Compensation Committee	Governance and Sustainability Committee	Insurance Committee
Elizabeth K. Blake		Member	Member
Harry Brandler		Chair	Member
Lila Manassa Murphy	Chair	Member
Kathleen Olsen	Member		Member
Richard S. Press	Member		Chair	Chair

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

Our named executive officers, or NEOs, for 2025 are the executive officers listed below:

Name	Position
James R. Brickman	Chief Executive Officer
Jeffery Cox	Chief Financial Officer
Jed Dolson	President and Chief Operating Officer
Neal Suit	Executive Vice President, General Counsel, and Chief Risk and Compliance Officer
Richard A. Costello	Former Chief Financial Officer(1)
(1) Mr. Costello resigned effective March 17, 2025.
Our executive compensation
philosophy is focused on linking
pay with performance.
We seek to develop a
compensation program that
maintains a strong link between
executive pay and successful
execution of our strategy and
long-term shareholder value
creation.

Compensation Program Evolution
The Compensation Committee completes an annual review of the incentive compensation plan to continue to align our executives with the short and long-term interests of our Stockholders and to enhance our competitiveness to retain our leaders. Many factors are considered in the review, including feedback from Stockholders, business results, and market trends. As part of this evolution, the Compensation Committee has taken a series of actions over the past four years to design our executive compensation plans to continue to align the interests of our senior leaders with those of our Stockholders.

Actions We Took
2022
•Adopted a comparative peer group of 5 companies
•Modified annual incentive plan to include a maximum payout of 200% of target opportunity, rather than relying on the Committee’s discretion to award additional performance bonuses for exceptional financial and operational performance.
•Reduced from 50% to 33⅓% portion of annual compensation payable based on individual performance

2023
•Introduced relative TSR as a component of the annual incentive plan
(representing 20% of CEO’s target annual incentive opportunity)
•Changed profitability metric from pre-tax income to EPS (representing 25% of the
CEO’s target annual incentive opportunity)

2024
•Engaged independent compensation consultant to assist Committee in expanding peer group to 9 companies, plus 4 below the line against which compensation was reviewed
•Conducted a comprehensive review of our compensation program design against peer group
•Began review and development of long-term incentive plan

2025
•Adopted the Long-Term Incentive Plan consisting of 1/3 awarded in time-based
RSUs and 2/3rd awarded in performance based RSUs (split evenly between cumulative ROA and relative TSR) in each case over a three-year performance period
•Modified annual incentive to be payable 25% in stock for CEO and President and in cash for the other NEOs (as compared to 50% in prior years to reflect significant portion of target compensation being awarded in long-term equity)

Our Executive Compensation Program Design
Our Target Compensation is Performance-Based
Our compensation program is designed to provide a clear link between what we pay our NEOs and Green Brick’s performance. A significant portion of our compensation has traditionally been in the form of stock, which we believe provides ultimate alignment with stockholders. As discuss later earlier in this CD&A, during 2025 we added a long-
term incentive plan component to our executive compensation program to further tie our NEO’s compensation to our performance and to provide retention incentives.
As a result of this new compensation structure, for 2025, 81% of our CEO’s total target direct compensation earned and an average of 71% of our other NEOs’ total direct compensation earned was performance-based.

Our Financial Metrics are Aligned with Long-Term Growth
We reward financial metrics that we believe will drive long-term stockholder value appreciation in 2025. For 2025, the performance based components of our executive compensation was based on the following metrics:

	2025 Metric	Why It Contributes to Alignment with Stockholder Value
Annual Incentive	Comparative Homebuilding Gross Margin
Homebuilding Gross Margin reflects our ability to effectively manage costs and pricing and is a direct indicator of our homebuilding operations profitability. As a comparative metric, it evaluates our ability to compete relative to peers in the current macroeconomic environment.

Comparative Home Closings Revenue Growth
Home Closings Revenue Growth reflects our ability to grow the top-line of the business through volume and price. As a comparative metric, it evaluates our ability to compete relative to peers in the current macroeconomic environment.

Comparative Return on Assets
Return on Assets reflects our ability to effectively manage our development and construction costs and margins in a current year. As a comparative metric, it evaluates our ability to compete relative to peers in the current macroeconomic environment

	Absolute Earnings Per Share (EPS)	EPS reflects our profitability for the year and is a measure of our ability to generate returns for our stockholders.
Long-Term Incentive	Company Return on Assets CAGR over 3-Year Period
Ability to deliver long-term Return on Assets measures the ability of a builder to effectively utilize its balance sheet to acquire and develop land and build and sell houses at margins that provide investors a strong return. As the period from acquisition to home sale is a multi-year commitment, measuring ROA over a three-year period rewards long-
term investments decisions.

Relative TSR during a 3-Year Period
Relative TSR directly aligns our NEO’s interests with the returns that our stockholders’
and compares those with the returns that other investments in comparable companies would have generated. Relative TSR is measured annually as well as over the three year period as follows: 16⅔% based on the 1st , 2nd and 3rd year of the period and 50% based on the three year period.

Our Robust Corporate Governance Policies Align Executives’ Interests with Our Stockholders
Our Compensation Committee seeks to align our compensation practices with strong corporate governance practices. As reflected below, we believe that robust corporate governance practices are integrated into our 2025 executive compensation program.

What We Do
•Robust stock ownership guidelines – 3x base salary for
CEO and 2x for other NEOs
•Clawback policy that applies to all performance based
incentive compensation
•“Double trigger” change in control provisions in
employment agreements
•“Double trigger” change in control provision for
acceleration of equity
•Short-Term incentive tied to performance metrics
designed to deliver long-term growth and drive
Stockholder value
•Multi-year vesting for long-term incentive plan equity
awards
•Compensation Committee composed entirely of
independent directors
•Independent compensation consultant, report directly to
Talent and Compensation Committee
•Comprehensive annual assessment of compensation
risks

What We Do Not Do
•No extensive perquisites – All Other
Compensation represented .009% of CEO’s 2025
Total Compensation
•No acceleration of vesting of equity awards in
connection with terminations, absent a change in
control
•No pledging or hedging of shares by directors or
officers
•No tax gross-ups on perquisites or change in
control benefits
•No pension or supplemental retirement plan
benefits
•No repricing or buy-outs of stock options without
stockholder approval
•No stock options granted below fair market value
•Equity plan does not permit liberal share
recycling

•No liberal change of control definition in equity plan or employment agreements
Oversight of Executive Compensation Programs
Role of Compensation Committee
The Compensation Committee is responsible for establishing and overseeing our compensation philosophy and setting our executive compensation and benefits policies and programs generally. In formulating our executive compensation packages for 2025, the Compensation Committee utilized the services of FW Cook as well as information from its general knowledge of executive compensation within the homebuilding industry, of compensation trends generally and their experience at other companies. In addition, the Compensation Committee took into consideration individual factors regarding the value of each executive to the Company.
Consideration of Stockholder Advisory Vote
As part of its compensation setting process, the Compensation Committee also reviews the results of the prior stockholder advisory vote on NEO compensation. In accordance with our stockholder say-on-pay frequency vote, we hold our stockholder advisory vote every three years. Our last stockholder advisory vote was held at the 2023 annual meeting of stockholders. In evaluating our executive compensation program our Compensation Committee took into consideration that 98% of the votes cast were voted in favor of Green Brick’s executive compensation at the 2023 annual meeting. The Compensation Committee intends to review the results of each advisory vote and will consider this feedback as well as the feedback obtained

Evaluating Relative Competitive Position
Annually, the Compensation Committee evaluates Green Brick’s executive compensation program and approves the design of the annual incentive plan. As discussed above under the responsibilities of the Compensation
Committee on page 12, the Compensation Committee has authority to retain compensation consultants, outside legal counsel and other advisors as it deems appropriate to assist in fulfilling its responsibilities.
2025 Peer Group. In the second half of 2024, in connection with renewal of the CEO’s employment agreement, the
Compensation Committee selected and retained F.W. Cook & Co., Inc. (“FW Cook”) to review the companies that comprise our Peer Group and propose changes as advisable, to assist the Compensation Committee in developing a long-term incentive plan for implementation in 2025. FW Cook was also retained to evaluate and make recommendations for the CEO’s compensation. In connection with such review, FW Cook sought to propose a group that reflects Green Brick’s positioning versus peers on key metrics, but is also large enough to provide the basis for sound insight and guidance to the Compensation Committee. To determine the appropriate group, the
Compensation Committee reviewed true homebuilders (excluding modular focused and building products companies) with revenue roughly 1/3x to 3x of Green Brick. Following the review, FW Cook recommended, and the
Compensation Committee approved, a nine-company peer group comprised of U.S. companies in the homebuilding industry, adding two companies to the 2024 Peer Group (the “2025 Peer Group). Consequently, the following 2025
Peer Group was utilized as input in setting Mr. Brickman’s compensation for his renewed employment agreement in
October 2024 and for 2025 compensation decisions for each of the NEOs.

2025 Peer Group
Beazer Homes	LGI Homes
Century Communities.	Meritage Homes
Dream Finders Homes	M/I Homes
Hovnanian Enterprises	Tri-Pointe Homes
KB Homes
In addition, four additional much larger homebuilding companies, D.R. Horton, Lennar Corp., PulteGroup and Toll
Brothers, were included to act as “below the line” comparators. While each of the four “below-the-line comparators”
are much larger homebuilders, the Compensation Committee felt that reviewing the executive compensation design and program structures of these companies as well would provide additional data in connection with the design of
Green Brick’s overall executive compensation program, including adoption of the new Long-Term Incentive Plan for
2025.
Role of Executives in Establishing Compensation
Annually, the CEO proposes the financial and operational metrics and threshold, target and maximum performance levels for the Annual Incentive Plan, subject to review and approval by the Compensation Committee. The CEO also proposes the strategic objectives that will determine individual achievement under our Annual Incentive Plan. These individual strategic objectives are then reviewed and approved by the Compensation Committee for all NEOs. At the end of each year, the CEO provides an evaluation of each NEO’s performance, including himself, and recommends the extent to which each other NEO (other than himself) has met their strategic objectives. The Compensation
Committee then evaluates the performance of the CEO and each other NEO and determines the final individual achievement and the incentive payout for the CEO and each NEO. Our target annual incentive opportunity baselines are set in each NEO’s employment agreement; however, both annually and in connection with the renewal of each NEO employment agreement (other than his own), the CEO provides the Compensation
Committee with recommendations regarding base salary and target annual incentive opportunity.

2025 Executive Compensation Design and Decisions
For 2025 the Compensation Committee used base salary, an annual incentive award plan and a long-term incentive plan to achieve its compensation philosophy and objectives.
Base Salaries
Why we pay base salaries. The Compensation Committee believes that payment of competitive base salaries is an important element for attracting, retaining and motivating our executives. In addition, the Compensation
Committee believes that having a certain level of fixed compensation allows our executives to dedicate their full-
time business attention to our company. Each executive’s base salary is designed to provide the executive with a fixed amount of annual compensation that is competitive with the marketplace.
How base salaries are determined. In connection with the negotiation and execution of each NEO’s employment agreement, the Compensation Committee reviews and sets the baseline of the base salaries for the three-year term of the employment agreement, subject to annual review by the Compensation Committee. In setting the base salaries for the NEOs, a number of factors are considered, including (1) factors regarding the position, such the position’s complexity and level of responsibility and the position’s importance in relation to other executive positions, and (2) factors regarding the NEO, such as an assessment of the NEO’s talent, skills and competencies, the NEO’s performance and time in position. In addition, the Compensation Committee takes into consideration market changes, retention risks and the economic and business conditions affecting Green Brick at the time of the evaluation.
2025 Base Salaries. In February 2025, the Compensation Committee reviewed the base salaries of each of
Messrs. Brickman, Dolson, Costello, Suit, and Samuel. Based on market data from the 2025 Peer Group and, with respect to Mr. Suit his assumption since being named General Counsel of significant administrative functions, including insurance, risk and human relations, the Compensation Committee approved (i) an increase to Mr. Suit’s base salary from $300,000 to $500,000, (ii) an increase in Mr. Costello’s base salary from $550,000 to $600,000 and (iii) i a base salary of $500,000 for Mr. Samuel. In connection with the renewal of Mr. Suit’s employment agreement, the Compensation Committee subsequently increased Mr. Suit’s base salary to $575,000 effective
October 1, 2025.
Jeffery Cox Promotion – In connection with his appointment to interim chief financial officer, the Compensation
Committee took into consideration the market data from the 2025 Peer Group as well as Mr. Cox’s experience with the Company. Based on such considerations, the Compensation Committee increased Mr. Cox’s base salary to
$500,000. Subsequently, in connection with his promotion from interim chief financial officer to chief financial officer,
Mr. Cox’s base salary was then increased from $500,000 to $575,000, effective October 20, 2025.

Name	2025 Base Salary
James R. Brickman	$1,600,000
Jeffery Cox	$476,635(1)
Jed Dolson	$800,000
Neal Suit	$518,750(2)
Bobby L. Samuel III	$500,000
Richard A. Costello	$600,000(3)
(1) In connection with his appointment to interim chief financial officer, Mr. Cox’s base salary was increased to
$500,000. Mr. Cox’s base salary was then increased from $500,000 to $575,000, effective October 20, 2025, in connection with his promotion from interim chief financial officer to chief financial officer.
(2) In connection with the execution of his renewed employment agreement, Mr. Suit’s base salary was increased from
$500,000 to $575,000, effective October 1, 2025.
(3) Mr. Costello resigned effective March 17, 2025.

Annual Incentive Plan
Why we pay annual incentive compensation. Our Annual Incentive Plan is a key component of our executive compensation program and seeks to incentivize and reward our NEOs for annual financial and operational performance on those metrics and strategic objectives that the Compensation Committee believes will drive short-
term and long-term stockholder value.
How annual incentive compensation opportunities were determined. In setting the target annual incentive opportunity for the NEOs, the Compensation Committee takes into consideration market data, the executive’s position and level of responsibility, the position’s importance in relation to other executive positions, an assessment of the executive’s performance, retention risks, and other circumstances, including, for example, time in position. In accordance with his employment agreement, Mr. Dolson in his role as President is entitled to a target annual incentive opportunity equal to 75% of Mr. Brickman’s target annual incentive opportunity.
2025 Annual Incentive Plan Opportunities. Based on market data from the 2025 Peer Group as well as the factors discussed above, in February 2025 the Compensation Committee reviewed the target annual incentive opportunity for each of the then NEOs. Based upon the Compensation Committee’s review of the market data from the 2025 Peer Group, the Compensation Committee decided to (i) increase Mr. Brickman’s target annual incentive opportunity by approximately 6% and (ii) increased the target annual incentive opportunity for the other NEOs ranging from approximately 4% to 11%. In connection with his designation as an executive officer, Mr. Samuel became eligible to participate in the Annual Incentive Plan and the Compensation Committee approved a target annual incentive opportunity of $500,000, which aligns Mr. Samuel’s target with Mr. Suit’s.
Jeffery Cox Promotion. In connection with his appointment to interim chief financial officer, Mr. Cox became eligible to participate in the Annual Incentive Plan. In determining his target annual incentive opportunity, the
Compensation Committee took into consideration market data from the 2025 Peer Group, Mr. Cox’s experience with the Green Brick and the desire to create parity with other NEOs (other than the CEO or President). Based on such considerations, the Compensation Committee established a target annual incentive opportunity of $500,000 for Mr.
Cox, the same level as had been previously approved for Mr. Suit and Mr. Samuel for 2025. However, the
Compensation Committee acknowledged that Mr. Cox’s success as interim CFO and his ability to transition to the permanent CFO position would be directly tied to his achievement of numerous qualitative objectives.
Consequently, to incentive and reward Mr. Cox for successfully navigating the numerous qualitative objectives set forth for him for 2025, the Compensation Committee decided that 50% of his target annual incentive opportunity would be earned based on the company-wide financial metrics (as compared to 70% for other NEOs) and 50%
would be earned based on an evaluation of the extent to which he met his qualitative objectives (as compared to
30% for other NEOs).
Based on the foregoing, the 2025 annual incentive opportunities for each of our NEOs were as follows:

Name	2025 Annual Incentive Opportunity
James R. Brickman	$3,700,000
Jeffery Cox	$500,000
Jed Dolson	$2,775,000
Neal Suit	$500,000
Bobby L. Samuel III	$500,000
Richard A. Costello(1)	$675,000
(1)Mr. Costello resigned effective March 17, 2025 and therefore was ineligible for an annual incentive plan payout for 2025.
Setting annual incentive metrics. Our Compensation Committee annually reviews and revises, if necessary, the appropriateness of each of the performance metrics, their correlation to Green Brick’s overall growth strategy, and the impact of such performance metrics on long-term stockholder value. In 2025, the Compensation Committee decided to move TSR as a performance metric from the annual incentive plan to the new long-term incentive plan.
Consequently, for 2025, the annual incentive opportunities for the NEOs could be earned based on the three components discussed below.

Performance Metric	Objectives/Structures	Behavioral Focus
Financial Performance Relative To Peers	•Based on relative performance to peers for ◦Home Closings Revenue Growth ◦Homebuilding Gross Margin ◦Return on Assets •Represents 35% (or 25% for Mr. Cox) of target AIP opportunity	•Provides incentive to maximize performance even in strong real estate cycles •Rewards achievement of key metrics that contribute to long-term value

Earnings Per Share	•Based on absolute EPS performance •Rigorous Target set at above prior year actual results •Represents 35% (or 25% for Mr. Cox) of target AIP opportunity	•Provides incentive to deliver annual profitability that drives stockholder value

Strategic Objectives	•Tied to position and responsibility •Based on strategic objectives •Represents 30% (or 50% for Mr. Cox) of target AIP opportunity	•Rewards operational and initiatives that drive long-term growth
Financial Performance Relative to Peers
For 2025, the Compensation Committee selected thirteen homebuilding peers against which our relative performance would be evaluated. If we met or exceeded the peer growth in 10 of the cells, the payout would equal
50% of the component opportunity, if we met or exceeded the peer growth in 20 of the cells, the payout would equal
100% of the component opportunity and if we meet or exceed the peer growth in 30 of the cells, the payout would equal 200% of the component opportunity. For amounts earned between each performance level, the payout is calculated on a linear basis.

Builder	Home Closing Revenue Growth %	Homebuilding Gross Margin %	ROA (Annualized)
Green Brick Partners	1.0	30.5	13.2
Beazer Homes	-4.0	13.5	0.4
Century Communities	-8.7	17.6	3.3
M/I Homes	-2.3	20.4	8.6
Hovnanian	-0.8	12.7	2.4
Meritage Homes	-9.1	19.7	6.1
DR Horton	-9.2	20.6	9.6
LGI Homes	-22.6	20.7	1.9
KB Homes	-10.0	18.6	6.3
Tri Pointe Homes	-23.6	21.7	4.9
Lennar	-5.0	17.7	5.5
Dream Finders	4.3	17.7	5.9
Toll Brothers	2.6	25.6	9.7
PulteGroup	-3.3	26.3	12.5

2025 Results. Based on our performance, we met or exceeded the growth of our peers in 37 of the 39 cells and each of the NEOs earned 200% of his respective component opportunity.
Earnings Per Share
For 2025, 35% of each NEO’s target annual incentive opportunity could be earned based on Green Brick’s earnings per share for the year, except for Mr. Cox who is at 25%. The Compensation Committee set performance levels of
(1) threshold, at which there will be a payout of 50% of the component opportunity, (2) target, at which there will be a payout of 100% of the component opportunity, and (3) maximum, at which there will be payout of 200% of the component opportunity. Below the threshold performance level, no payout is earned. For amounts earned between each performance level, the payout is calculated on a linear basis.

	EPS($)	Earned %
Maximum	$9.72	200%
Target	$8.10	100%
Threshold	$6.48	50%
ACTUAL	$7.07
2025 Results. Based on our EPS performance of $7.07 in 2025, each of the NEOs earned 68.2% of his respective component opportunity.
Strategic Objectives
The individual strategic objectives component of our Annual Incentive Plan is intended to reward managerial decision-making, behavioral interaction, and overall contribution. At the beginning of the year, the Compensation
Committee approves for each NEO multiple quantitative and qualitative strategic objectives. These strategic objectives correspond to relevant business goals depending on the role. None of the individual strategic objectives is material to understanding the Annual Incentive Plan nor how the payout under our Annual Incentive Plan was determined in 2025. For amounts earned between each performance level, the payout is calculated on a linear basis.
At the end of each year, the Compensation Committee, with recommendations from the CEO, evaluates the individual performance of each NEO against his respective strategic objectives. As discussed above, for each of our
NEOs, achievement of the strategic objectives represented 30% of each of Messrs. Brickman’s, Costello’s and
Dolson’s respective target annual incentive opportunity, and 50% of Mr. Suit’s target annual incentive opportunity.
2025 Results. In evaluating the extent to which each NEO met his strategic objectives, the Compensation
Committee considered the following achievements for each NEO:

NEO	Key Performance Highlights
James R. Brickman Chief Executive Office
•Strengthened management bench depth and drove proactive successorship planning, highlighted by a seamless and successful transition to a new CFO
•Effectively identified, managed and mitigated financial and land risk
•Developed and executed a disciplined long-term strategy focused on prudent growth and sound capital allocation, positioning the business for sustained success

Jeffery Cox Chief Financial Office
•Successfully negotiated and extended our unsecured credit agreement, securing improved terms that strengthen our financial position
•Engaged in meaningful industry and investor outreach
•Spearheaded the development of an enhanced business forecasting process in close collaboration with builders, delivering greater accuracy and operational efficiency
•Assumed and effectively handled the responsibilities of interim CFO, which resulted in promotion to permanent CFO

Jed Dolson President and Chief Operating Office
•Skillfully directed and executed the Austin development and growth plan
•Successfully led the continued development and strategic expansion of the Trophy brand into the Austin and Houston markets, including the targeted recruitment of key management
•Fostered strong, positive relationships among NEOs and employees at all levels, playing an instrumental role in cultivating a collaborative and thriving workplace culture

Neal Suit Executive Vice President, General Counsel and Chief Risk and Compliance Officer
•Successfully managed threatened or actual litigation brought against and on behalf of us
•Effectively administered and refined the company's captive insurance program and overall strategy
•Provided meaningful and proactive supervision of the successful expansion of the insurance services company
•Expanded and refined the company's risk management plan and processes
•Responsible for successfully leading the Human Resources Department, including adopting new initiatives to improve overall efficiency

Bobby L. Samuel III Executive Vice President of Land
•Seamlessly coordinated with VP of Asset Management and Land Accounting to deliver accurate and reliable land cash forecasting and budgeting
•Identified and successfully lead the acquisition of profitable new land deals for expansion into the promising Austin and Houston markets
•Proficiently managed extensive and complex land development activity across the
DFW, Austin, and Houston markets, ensuring strong execution and delivery

2025 Results. Based on each NEOs respective performance, Messrs. Brickman, Dolson and Samuel earned 185%
of their respective component opportunity. Mr. Suit earned 200% of his respective component and Mr. Cox earned
165% of his respective component.
2025 Annual Incentive Payouts. In early 2026, the Compensation Committee reviewed each of the components of the Annual Incentive Plan and the performance levels achieved as discussed above. The Compensation Committee elected to pay 25% of the annual incentive payout for each of Mr. Brickman and Mr. Dolson in fully vested shares of common stock and 75% in cash. The Compensation Committee elected to pay 100% of the annual incentive payout for each of Messrs. Samuel, Suit and Cox in cash. The actual payout under our Annual Incentive Plan for 2025 is set forth in the table below.

	Annual Incentive Bonus
	Cash($)	Stock($)	Total($)(1)
James R. Brickman	4,145,018	1,381,673	5,526,690
Jeffery Cox	747,750	—	747,750
Jed Dolson	3,108,764	1,036,255	4,145,018
Neal Suit	769,350	—	769,350
Bobby L. Samuel III	746,850	—	746,850
(1)Totals may not sum due to rounding.
Long-Term Incentive Plan
Why we pay equity-based long-term incentive. Our Compensation Committee adopted a long-term incentive plan in 2025. In evaluating the need for, and the structure of, a long-term incentive plan, the Compensation
Committee reviewed plan design data from the 2025 Peer Group and the 4 below-the-line comparators as well as the recommendations of the Compensation Committee’s consultant, FWCook. While the Compensation Committee has traditionally paid a portion of the annual incentive plan payout in stock, the Compensation Committee decided that having a long-term incentive plan that provided for multi-year performance periods and multi-year vesting would further align the interests of our NEOs ith those of our stockholders and provide significant retention value as the
Board evaluated succession planning. For 2025, the first year of adoption, annual long-term incentive awards represented 36% of our CEO’s target total direct compensation, 36% of our President’s target total direct compensation and an average of 33% of target total direct compensation for our other NEOs. The Compensation
Committee’s philosophy in adopting the long-term incentive plan was that a significant portion of an executive’s compensation should be based directly upon the value of long-term incentive compensation in the form of restricted stock units and performance restricted stock units so as to align with Stockholder interests, reward the achievement of long-term goals and promote stability and corporate loyalty among the executives. The Compensation Committee believes that providing executives with the opportunities to acquire significant stakes in our growth and prosperity
(through grants of equity-based compensation), while maintaining other components of our compensation program at competitive levels, will incentivize and reward executives for sound business management, develop a high-
performance team environment, foster the accomplishment of short-term and long-term strategic and operational objectives and compensate executives for improvement in Stockholder value, all of which are essential to our ongoing success.
How equity-based compensation is determined. The Compensation Committee evaluated the appropriate form and mix of equity-based compensation that would be granted as part of its long-term incentive compensation and approved the dollar value of long-term equity awards that would be granted to each NEO.
Approving Form of LTI Awards- In connection with the design of the long-term incentive plan, the Compensation
Committee noted that it was important to strike an appropriate balance between performance and retention incentives. Consequently, the Compensation Committee approved a combination of time-based restricted stock units/shares, which we refer to as Time-Based RSUs, and performance-based restricted stock units/shares, which we refer to as PSUs.
Time-Based Equity. For each NEO, 33% of the LTI Value approved was granted in the form of Time-Based
RSUs. To promote retention and align our executive’s interests with long-term stock appreciation, the Time-
Based RSUs vest in equal annual installments over a three-year period commencing on the first-
anniversary date of the grant. As Time-Based RSUs are inherently tied to the performance of our common stock, we consider a vesting schedule based on continued service appropriate to incentivize retention and performance.
Performance-Based Equity. For each NEO, 67% of the LTI Value approved was granted in the form of
PSUs. Each PSU is expressed as a target number of PSUs, with the actual number that can be earned ranging from 0% to 200% of the target based on our performance results with regards to the predetermined metric or metrics across the measurement period. Annually the Compensation Committee will determine (1)
the metrics that will be used for the PSUs, (2) the weighting of each metric and (3) a threshold, target and maximum performance level. Below the threshold level, all PSUs are forfeited. At the target level, 100% of the target number of PSUs are earned and at the maximum level, 200% of the target number of PSUs are earned. The threshold, target and maximum performance levels are set based on prior-year performance and our long-term growth targets.
Approving Performance Metrics and Performance Levels - For 2025, the Compensation Committee approved
ROA CAGR and Relative TSR as the performance metrics for the PSUs.
Return on Assets Compound Annual Growth Rate (“ROA CAGR”). 50% of the PSUs granted can be earned based on Green Brick’s ROA CAGR over the three-year period from January 1, 2025 through December 31,
2027.
Relative TSR. 50% of the PSUs granted can be earned based on Green Brick’s relative TSR as compared to a 13 group peer of public homebuilders. The group is comprised of the companies within the 2025 Peer
Group as well as the four below-the-line comparators. Of the amount 16⅔% of the PSUs based on Relative
TSR will be earned based on Green Brick’s relative TSR for each of the three calendar years within the performance period (i.e. during 2025, 2026 and 2027) and 50% of the PSUs based on relative TSR will be earned based on Green Brick’s relative TSR over the three-year period from January 1, 2025 through
December 31, 2027.

ROA PSUs		Relative TSR PSUs
Performance Level	Earned*	Performance Level	Earned*
Threshold	50%	25th Percentile	50%
Target	100%	50th Percentile	100%
Maximum	200%	75th Percentile	200%
Approving LTI Value for Awards- In connection with the adoption of the 2025 Long-Term Incentive Plan, the
Compensation Committee determined a target dollar value of the long-term incentive awards, or LTI Value, for each
NEO. In determining the appropriate LTI Value, the Compensation Committee considered (1) the long-term compensation paid to comparable executives in the 2025 Peer Group, (2) the NEO’s position and responsibilities, and (3) an evaluation of the individual’s contribution and performance as well as retention considerations. Once a target LTI Value is approved, the Compensation Committee then determines the target number of RSUs for each form of equity award based on dividing the proportionate LTI Value by the closing price of our common stock on the trading day prior to grant.
2025 Long-Term Incentive Awards. For 2025, the amount of the LTI award to each of the NEOs was based on a market analysis provided by the Compensation Committee’s compensation consultant and their tenure with the
Company. Based on these considerations, the Compensation Committee approved an increase in each of the
NEOs LTI award and approved the following LTI Value, PSUs and Time-Based RSU awards for our NEOs:

Officer	2025 LTI Value ($)(1)	PSUs (#)(1)		Time-Based RSUs (#)
		ROA	Relative TSR(1)
James R. Brickman	3,300,000	18,416	18,416	18,416
Jeffery Cox	500,000	2,933	2,933	2,933
Jed Dolson	2,000,000	11,161	11,161	11,161
Neal Suit	500,000	2,790	2,790	2,790
Bobby L. Samuel III	500,000	2,790	2,790	2,790

(1)PSUs are awarded at target, but can be forfeited, earned partially or earned at up to 200% based on the ROA CAGR over the three-year period and the performance of our relative TSR performance in each of the years within the three-
year period (16.67% per year) and over the three-year period (50%).
With regard to Messrs. Brickman, Dolson, Suit and Samuel, the PSUs and the Time-Based RSUs were granted on
March 3, 2025. With regard to Mr. Cox, the PSUs and the Time-Based RSUs were granted on April 15, 2025. The performance period for the PSUs granted to all NEOs commenced on January 1, 2025. The actual grant date value of the restricted stock units granted to our NEOs is set forth under “Stock Awards” on the “Summary Compensation
Table” later in this proxy statement may not reflect the amounts set forth above due to accounting estimates as well as the impact of the Monte Carlo valuation used in setting fair value in accordance with ASC 718. Consequently, we believe that the LTI Values approved by the Compensation Committee, as described above, is a more accurate indication of compensation actions taken by the Compensation Committee.

Employee Benefits and Perquisites
We provide a number of benefit plans to all eligible employees, including our named executive officers. These benefits include programs such as medical, dental, life insurance, short- and long-term disability coverage and a
401(k) defined contribution plan. We do not generally view perquisites as a material component of our executive compensation program.

Other Compensation Practices
Prohibition on Pledging and Hedging. Officers, directors and employees and their respective family members are not permitted to enter into hedging and pledging arrangements with respect to shares of our common stock that they beneficially own.

Tax Deductibility of Compensation
Code Sections 280G and 4999. Sections 280G and 4999 of the Code limit a public company’s ability to take a tax deduction for certain “excess parachute payments” and impose excise taxes on these payments in connection with a change in control. The Compensation Committee considers the adverse tax liabilities imposed by Sections 280G and 4999, among other competitive factors, when it structures certain post-termination compensation payable to our
NEOs. However, the potential adverse tax consequences to our company and/or the executive are not necessarily determinative in such decisions.

COMPENSATION COMMITTEE REPORT

Compensation Committee Report on 2025 Executive Compensation
The Committee is responsible for establishing and administering the executive compensation programs of Green
Brick. The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item
402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement on
Schedule 14A.
Harry Brandler (Chair)
Elizabeth K. Blake
Lila Manassa Murphy
April 30, 2026
EXECUTIVE COMPENSATION

Summary Compensation Table
The following table summarizes the “total compensation” of our NEOs for the fiscal years ended December 31,
2025, 2024, and 2023 according to the rules promulgated by the SEC.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
James R. Brickman, Chief Executive Officer	2025	1,600,000		7,643,096	4,145,049	12,600	13,400,745
	2024	1,516,667		3,146,000	3,499,500	13,420	8,175,587
	2023	1,500,000		3,100,497	3,146,000	13,380	7,759,877
Jeffery Cox, Chief Financial Officer	2025	476,635	(6)	694,953	747,750	12,600	1,931,938
Jed Dolson, President, Chief Operating Officer	2025	800,000		5,126,396	3,108,769	13,800	9,048,965
	2024	800,000		1,716,000	2,624,625	14,620	5,155,245
	2023	638,333		1,558,468	1,716,000	17,355	3,930,156
Neal Suit, EVP, General Counsel	2025	518,750	(7)	1,079,205	769,350	13,800	2,381,105
	2024	300,000		450,000	450,000	13,620	1,213,620
	2023	300,000		344,954	450,000	13,214	1,108,168
Bobby L. Samuel III, EVP, Land	2025	500,000		637,696	746,850	13,800	1,898,346
Richard A. Costello, Former Chief Financial Officer	2025	168,750	(8)	662,293	—	—	831,043
	2024	550,000		499,333	675,000	12,420	1,736,753
	2023	450,000		439,000	499,333	12,750	1,401,083

(1)On an aggregated basis for each NEO, this column shows the grant date fair value of the Common Stock granted as party of the annual incentive plan and the long term equity awards granted to such NEO under our Long-Term Incentive
Plan (“LTIP”). Such grant date fair value is computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding stock awards, refer to Note 10 to our financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. The aggregate grant date fair value of the PSUs was computed based on the probable outcome of the applicable performance target as of the grant date. With respect to the PSUs for the Relative TSR portion, fair value was determined using a Monte
Carlo simulation model. The value was determined using the historical stock price volatilities of the Company and the companies in our comparator group ranging from 0.83 year to 2.83 year periods assuming dividends for each company are reinvested on a continuous basis and a risk-free rate of interest ranging from 3.9% to 4.1% for the applicable performance period and that dividends declared on vested shares are received over the vesting period. The amounts in this column do not reflect compensation actually received by the NEO nor do they reflect the actual value that will be recognized by the NEO.
(2)The stock awards included in this column include the following: (i) common stock granted in 2025, with respect to the
2024 Annual Incentive Plan (as 50% of the 2024 AIP was paid in fully vested shares of common stock), (ii) RSUs and
PSUs that are earned based on ROA (the “ROA PSUs) and relative TSR (the “TSR PSUs”) granted as part of the LTIP adopted by the Compensation Committee in 2025 and (iii) solely with respect to Mr. Cox, 418 shares (with fair value of
$24,499) granted in March 2025 in his role as Sr. VP of Finance prior to his appointment as Interim Chief Financial
Officer (not included in the table below). As discussed above in “Compensation Discussion and Analysis”, the PSUs are
earned and vest over a three year performance period.

	Stock Awarded in March 2025 for 2024 Performance	2025 LTIP Award
		RSUs Awarded*	PSUs Awarded*	Total($)*
James R. Brickman	$3,433,843	$1,079,362	$3,129,891	$7,643,096
Jeffery Cox	—	$171,932	$498,522	$670,454
Jed Dolson	$2,575,382	$654,146	$1,896,868	$5,126,396
Neal Suit	$441,509	$163,522	$474,174	$1,079,205
Bobby L. Samuel III	—	$163,522	$474,174	$637,696
Richard A. Costello	$662,293	—	—	$662,293
* Please see the “Compensation Discussion and Analysis - 2025 Long-Term Incentive Awards” for the
amounts approved by the Compensation Committee which are different due to the accounting treatment set forth in footnote 1 above.
(3)Assuming the highest level of performance conditions will be achieved with respect to the ROA PSUs, the grant date fair value of the ROA PSUs would be as follows: $2,158,724, $343,806, $1,308,292, $327,044 and $327,044, for Messrs.
Brickman, Cox, Dolson, Suit and Samuel, respectively.
(4)On February 23, 2026, the Compensation Committee approved the following Annual Incentive awards to the NEOs for
2025 performance. Based on the adoption of the LTIP, the Compensation Committee elected to pay 25% of the 2025
Annual Incentive Bonus to Messrs. Brickman and Dolson in shares of our Common Stock and to pay the full amount of the 2025 Annual Incentive Bonus in cash to each of the other NEOs.

	2025 Annual Incentive Award		Total($)
	Cash($)	Stock($)
James R. Brickman	4,145,018	1,381,673	5,526,691
Jeffery Cox	747,750	-	747,750
Jed Dolson	3,311,264	1,103,755	4,415,019
Neal Suit	769,350	-	769,350
Bobby L. Samuel III	746,850	-	746,850

In accordance with the SEC rules, the cash component of the 2025 Annual Incentive Bonus is reflected in the “Non-Equity
Incentive Plan Compensation” column in the year for which compensation was earned. The stock component of the 2025
Annual Incentive Bonus will be reflected in the “Stock Awards” column in the year in which the stock was awarded (i.e., the stock award amounts set forth in the table above will be included in the 2026 summary compensation table).
(5)Amounts for 2025 include a 401(k) match of $12,600 for each of Messrs. Brickman, Dolson, Cox, Samuel and Suit, as well as a $1,200 cell phone allowance for Messrs. Dolson, Samuel and Suit.
(6)In connection with his appointment to interim Chief Financial Officer, Mr. Cox’s base salary was increased to $500,000.
Mr. Cox’s base salary was then increased from $500,000 to $575,000, effective October 20, 2025, in connection with his promotion from interim Chief Financial Officer to Chief Financial Officer.
(7)In connection with the execution of his renewed employment agreement, Mr. Suit’s base salary was increased from
$500,000 to $575,000, effective October 1, 2025.
(8)Mr. Costello resigned effective March 17, 2025.
Narrative Disclosure to Summary Compensation Table
Employment Agreements
We have entered into employment agreements with Messrs. Brickman, Cox, Dolson, Suit and Samuel in order to further our ability to retain their services as executive officers of Green Brick.
Material Terms of Employment Agreement with Mr. Brickman
Effective October 27, 2024, we renewed our employment agreement with Mr. Brickman. Mr. Brickman’s employment agreement provides for him to serve in his present position until December 31, 2027. Under the employment agreement, Mr. Brickman is entitled to receive a base salary and an annual cash bonus based on achievement of performance criteria established by the Compensation Committee. For 2025, Mr. Brickman had an annual bonus target equal to $3,700,000. In the event of termination by the Company without cause, Mr. Brickman’s severance payments are calculated as two times (2x) the sum of (i) base salary plus (ii) target bonus for year of termination.
With respect to termination in connection with a change of control, Mr. Brickman’s severance payments are calculated as three times (3x) the sum (i) base salary plus (ii) target bonus for year of termination. A discussion of how these provisions would be applied if Mr. Brickman had been terminated or if a change in control had occurred on December 31, 2025 can be found under the heading “Potential Payments Upon Termination or Change-in-
Control”, beginning on page 27. The employment agreement also provides for non-solicitation, non-competition, non-disclosure and non-disparagement covenants.
Material Terms of Employment Agreement with Messrs. Cox, Dolson, Suit and Samuel
The employment agreements for Messrs. Cox, Dolson, Suit and Samuel became effective on October 20, 2025,
October 27, 2023, October 1, 2025 and May 12, 2025, respectively. These employment agreements provide for each of Messrs. Cox, Dolson and Suit to serve in their present positions until the third anniversary of the effective date of their respective agreements. In the case of Mr. Samuel, his employment agreement provides for him to serve in his present position until March 31, 2028. The employment agreements with each of Messrs. Cox, Dolson,
Suit and Samuel provide that the executive is entitled to receive a minimum base salary, which amount will be subject to periodic review and may be increased (but not decreased) by the Compensation Committee, and that each executive officer will have a minimum target bonus opportunity, which may be paid out partially in cash and partially in equity, as determined by the Compensation Committee. The 2025 annual incentive target opportunity for
Mr. Dolson was $2,775,000 (which was 75% of the target opportunity approved for the CEO in 2025, as set forth in
Mr. Dolson’s employment agreement). The 2025 annual incentive target opportunity for each of Messrs. Cox, Suit and Samuel was $500,000. Additionally, each of the employment agreements provide for non-solicitation, non-
competition, non-disclosure and non-disparagement covenants.

Grants of Plan Based Awards Table
The following table provides additional information about stock awards and equity and non‑equity incentive plan awards granted to our NEOs during the year ended December 31, 2025.

Name	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock awards ($)
	Threshold ($)	Target ($)	Maximum ($)	Grant Date	Award Type	Threshold (#)	Target (#)	Maximum (#)
James R. Brickman	1,850,000	3,700,000	7,400,000	3/3/2025	PSU (3)	18,416	36,832	73,664		3,129,891
				3/3/2025	RSU (4)				18,416	1,079,362
				3/3/2025	Stock (5)				58,588	3,433,843
Jeffery Cox	250,000	500,000	1,000,000	4/15/2025	PSU (3)	2,933	5,866	11,732		498,522
				4/15/2025	RSU (4)				2,933	171,932
				3/3/2025	RSU (6)				418	24,499
Jed Dolson	1,387,500	2,775,000	5,550,000	3/3/2025	PSU (3)	11,161	22,322	44,644		1,896,868
				3/3/2025	RSU (4)				11,161	654,146
				3/3/2025	Stock (5)				43,941	2,575,382
Neal Suit	250,000	500,000	1,000,000	3/3/2025	PSU (3)	2,790	5,580	11,160		474,174
				3/3/2025	RSU (4)				2,790	163,522
				3/3/2025	Stock (5)				7,533	441,509
Bobby L. Samuel III	250,000	500,000	1,000,000	3/3/2025	PSU (3)	2,790	5,580	11,160		474,174
				3/3/2025	RSU (4)				2,790	163,522
Richard A. Costello	350,000	700,000	1,400,000	3/3/2025	Stock(5)				11,300	662,293
(1)As discussed earlier in the Compensation Discussion and Analysis, our Annual Incentive Plan establishes a threshold, at which there is a 50% payout, a target, at which there is a 100% payout and a maximum, at which there is a 200%
payout. The Compensation Committee retains the discretion to pay out up to 50% of the Annual Incentive Plan payout in shares of Common Stock. If the Compensation Committee decides to pay a portion of the Annual Incentive Plan in shares of Common Stock, the number of shares is determined based on the fair market value of a share of Common
Stock as set forth in our 2024 Omnibus Plan. For the 2025 Annual Incentive Plan, the Compensation Committee
decided to pay 25% of the payout in share of Common Stock for Messrs. Brickman and Dolson.
(2)This column represents the number of ROA PSUs, TSR PSUs and RSUs granted in 2025 to the NEOs. The threshold, target and maximum amounts reflect the maximum number of shares that may be earned assuming that 50%, 100%
and 200% of the applicable performance target is achieved.
(3)These PSUs were granted pursuant to the Company's LTIP. The PSUs (i) are earned between 50% and 200% based on the Company's three-year average ROA performance during the 2025-2027 Performance Period and (ii) are earned in four segments, with each segment able to be earned between 50% and 200%, (1) 16.66% are earned based on the
Company's relative TSR performance during 2025, (2) 16.67% are earned based on the Company's relative TSR performance during each of 2026 and 2027 and (3) 50% are earned based on the Company's three-year relative TSR performance. In all cases, provided that the Company's performance exceeds the threshold performance level.
(4)These RSUs were granted pursuant to the Company's LTIP and vest equally on the first, second and third anniversary of the Grant Date.
(5)For Messrs. Brickman, Dolson, Costello and Suit, the number of shares of stock and the grant date fair value of stock awards relate to the 50% of the 2024 Annual Incentive Plan. For the number of shares of stock and the fair value of such shares of stock issued as part of the 2025 Annual Incentive Plan, please see the “Compensation Discussion &
Analysis” in this Proxy Statement and Note 4 to the Summary Compensation Table.
(6)These RSUs were issued to Mr. Cox in March 2025 in his role as Sr. VP of Finance prior to his appointment as Interim
Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards for the Company’s NEOs as of December 31, 2025.

	Stock Awards
Name	Equity Award Grant Date	Award Type	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(8)	Equity Incentive Plan Awards
					Number of Unearned Share, Units or Other Rights that have not vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested ($)(8)

James R. Brickman	3/3/25	RSU(1)	18,416	1,153,947	—	—
	3/3/25	PSU(2)	—	—	36,832	2,307,894
	3/3/25	PSU(3)	—	—	36,832	2,307,894
			18,416	1,153,947	73,664	4,615,788
Jeffery Cox	3/6/23	RSU(4)	235	14,725	—	—
	3/5/24	RSU(5)	1,696	106,271	—	—
	3/3/25	RSU(6)	418	26,192	—	—
	4/17/25	RSU(1)	2,933	183,782	—	—
	4/17/25	PSU(2)	—	—	5,866	367,564
	4/17/25	PSU(3)	—	—	5,866	367,564
			5,282	330,970	11,732	735,128
Jed Dolson	3/3/25	RSU(1)	11,161	699,348	—	—
	3/3/25	PSU(2)	—	—	22,322	1,398,696
	3/3/25	PSU(3)	—	—	22,322	1,398,696
			11,161	699,348	44,644	2,797,392
Neal Suit	3/3/25	RSU(1)	2,790	174,821	—	—
	3/3/25	PSU(2)	—	—	5,580	349,642
	3/3/25	PSU(3)	—	—	5,580	349,642
			2,790	174,821	11,160	699,284
Bobby L. Samuel	3/6/23	RSU(4)	4,524	283,474	—	—
	3/28/23	RSU(7)	4,378	274,325	—	—
	3/5/24	RSU(5)	2,142	134,218	—	—
	3/5/24	RSU(5)	7,714	483,359	—	—
	3/3/25	RSU(1)	2,790	174,821	—	—
	3/3/25	PSU(2)	—	—	5,580	349,642
	3/3/25	PSU(3)	—	—	5,580	349,642
			21,548	1,350,197	11,160	699,284
Richard A. Costello			—	—	—	—

(1)These Restricted Stock Units ("RSUs") were granted pursuant to the Company's Long-Term Incentive Plan under its 2024 Omnibus
Incentive Plan (the "2024 Plan") and vest equally on the first, second and third anniversary of the Grant Date.
(2)These PSUs were granted pursuant to the Company's LTIP and are earned between 50% and 200% based on the Company's three-
year average ROA performance during the 2025-2027 Performance Period, provided that the Company's performance exceeds the threshold performance level. Once earned, the PSUs vest on the third anniversary of the Grant Date.
(3)These PSUs were granted pursuant to the Company's LTIP and are earned in four segments, (1) 16.66% are earned based on the
Company's relative TSR performance during 2025, (2) 16.67% are earned based on the Company's relative TSR performance during each of 2026 and 2027 and (3) 50% are earned based on the Company's three-year relative TSR performance. The PSUs in each segment can be earned between 50% and 200% based on the Company's performance, provided that the Company's performance exceeds the threshold performance level. Once earned, the PSUs vest on the third anniversary of the Grant Date.
(4)These RSUs vest on March 6, 2026.
(5)These RSUs vest on March 5, 2027.
(6)These RSUs vest on March 3, 2028.
(7)These RSUs vest on March 28, 2026.
(8)For our PSUs, the number of units and the market value is reflected (i) at maximum for the PSUs based on ROA CAGR and (ii) at maximum for the PSUs based on relative TSR. The market value of the Time-Based RSUs and the PSUs is calculated by multiplying the closing stock price of a share of Common Stock on December 31, 2025 of $62.66.
Option Exercises and Stock Vested
The following table provides information concerning the vesting of restricted stock units and the value realized on vesting of restricted stock units on an aggregated basis during the fiscal year ended December 31, 2025 for each of the NEOs. During the year ended December 31, 2025, no options were exercised by any of the NEOs.

Stock Awards
Name	Gross # of Shares Acquired on Vesting ($/Sh)	Value Realized on Vesting ($)(1)
James R. Brickman	—	—
Jeffery Cox	—	—
Jed Dolson	—	—
Neal Suit	4,240(2)	255,429
Bobby L. Samuel III	5,943(3)	369,357
Rick A. Costello	—	—
(1) The value realized on the vesting of the shares is calculated by multiplying the number of shares by the closing price of Common Stock on the vesting date.
(2) Of this amount, 1,552 shares were withheld by us to cover the tax withholding obligations. Mr. Suit received net shares of 2,688 upon vesting.
(3) Of this amount, 1,000 shares were withheld by us to cover the tax withholding obligations. Mr. Samuel received net shares of 4,943 upon vesting.

Potential Payments Upon Termination or Change in Control
Pursuant to their respective employment agreements, each of Messrs. Brickman, Costello, Dolson and Suit are entitled to receive a severance payment if he is terminated by us without Cause or if he resigns for Good Reason, in each case, subject to the executive’s (i) execution of a release of claims in a form reasonably acceptable to us and
(ii) compliance with the material terms of his employment agreement or any other agreement between us and the executive.
Termination With Cause, Without Good Reason or Due to Death or Disability
In accordance with their respective employment agreements, upon a termination by us for Cause, by the NEO without Good Reason or upon death or Disability, each of Messrs. Brickman, Costello, Dolson and Suit will only be entitled to receive any previously accrued obligations.
Termination Without Cause or With Good Reason Absent a Change of Control
In accordance with their respective employment agreements, upon a termination by us without Cause or by the
NEO with Good Reason (including due to expiration of the term), each of Messrs. Brickman, Costello, Dolson and
Suit would be entitled to receive a severance payment as set forth in the table below plus any previously accrued obligations.

Impact of Change in Control Upon Severance Payments
None of our NEOs are entitled to a payment solely due to a Change in Control. In accordance with Mr. Brickman’s employment agreement, to the extent that he is terminated without Cause, other than due to death or disability, or resigns for Good Reason within 24 months following a Change in Control, his severance amount will be increased from two times (2x) to three times (3x) the sum of his base salary and his target bonus for the year of termination. In accordance with Mr. Costello’s employment agreement, to the extent that he is terminated without Cause, other than due to death or disability, or resigns for Good Reason within 24 months following a Change in Control, his severance amount will be increased by two hundred and fifty thousand dollars ($250,000). Mr. Dolson and Mr. Suit do not receive any additional amounts if their termination occurs following a Change in Control.
Potential Payments Upon Termination Table
Assuming a termination of employment (including due to expiration of the term) occurred as of December 31, 2025, each of Messrs. Brickman, Cox, Dolson, Suit and Samuel would be entitled to receive the payment and benefits set forth in the following table.
Mr. Costello resigned effective March 17, 2025, and in accordance with his employment agreement, Mr. Costello did not receive any additional compensation.

Name and Type of Payment	Termination by the Company without Cause/ Resignation by Executive for Good Reason ($)	Termination by the Company without Cause/Resignation by Executive for Good Reason following a Change in Control ($)
James R. Brickman(1)
Base salary	$3,200,000	$4,800,000
Target Bonus	7,400,000	11,100,000
Total	10,600,000	15,900,000
Jeffery Cox(2)
Base salary	$862,500	$862,500
Target Bonus	1,012,500	1,012,500
Total	1,875,000	1,875,000
Jed Dolson(3)
Base salary	$1,200,000	$1,200,000
Target Bonus	4,162,500	4,162,500
Total	5,362,500	5,362,500
Neal Suit(4)
Base salary	$862,500	$862,500
Target Bonus	1,387,500	1,387,500
Total	2,250,000	2,250,000
Bobby L. Samuel III(5)
Base salary	$750,000	$750,000
Target Bonus	750,000	750,000
Total	1,500,000	1,500,000
Richard A. Costello (6)
Base salary	$-	-
Annual Bonus	-	-
Total	-	-

(1)    Pursuant to Mr. Brickman’s employment agreement, Mr. Brickman’s severance payments are calculated as two times (2x) the sum of (i)
base salary ($1,600,000) plus (ii) target bonus for year of termination ($3,700,000). With respect to termination in connection with a change of control, Mr. Brickman’s severance payments are calculated as three times (3x) the sum (i) base salary ($1,600,000) plus (ii) target bonus for year of termination ($3,700,000).
(2)    Pursuant to Mr. Cox’s employment agreement, Mr. Cox’s severance payments are calculated as one and one-half times (1.5x) the sum (i)
base salary ($575,000) plus (ii) target bonus for year of termination ($675,000).
(3)    Pursuant to Mr. Dolson’s employment agreement, Mr. Dolson’s severance payments are calculated as one and one-half times (1.5x) the sum (i) base salary ($800,000) plus (ii) bonus in respect of prior year ($2,775,000).
(4)    Pursuant to Mr. Suit’s employment agreement, Mr. Suit’s severance payments are calculated as one and one-half times (1.5x) the sum (i)
base salary ($575,000) plus (ii) target bonus for year of termination ($925,000).
(5)    Pursuant to Mr. Samuel's employment agreement, Mr. Samuel’s severance payments are calculated as one and one-half times (1.5x) the sum (i) base salary ($500,000) plus (ii) target bonus for year of termination ($500,000).
(6)    Mr. Costello resigned effective March 17, 2025, and therefore was not entitled to any severance.
For purposes of the severance payments discussed above, the relevant definitions are as follows:
• “Cause,” shall mean the executive’s: (i) commission of a felony or a crime of moral turpitude, (ii) engaging in conduct that constitutes fraud or embezzlement, (iii) engaging in conduct that constitutes gross negligence or willful misconduct that results or could reasonably be expected to result in harm to our business or reputation, (iv)
breaching any material terms of the executive’s employment or (v) continued willful failure to substantially perform executive’s duties.
• “Good Reason,” means any of the following actions taken by us without the executive’s written consent: (i) any material failure by us to fulfill our obligations under the respective employment agreement, (ii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities or, following a Change in
Control, a change in the executive’s reporting position such that the executive no longer reports directly to the board of directors of the parent corporation in a group of controlled corporations and other entities, (iii) a material reduction in executive’s then current Annual Base Salary (not including any broader compensation reductions by the Board that are not limited to the executive specifically and do not reduce the executive’s salary by more than 10% in the aggregate) or (iv) the relocation of executive’s primary office to a location more than fifty (50) miles from the prior location, which materially increases executive’s commute to work.
• “Change in Control” means any of the following events have occurred: (i) any person is or becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then-
outstanding securities; (ii) a majority of our Board is not constituted of (A) individuals who were on our Board as of the date of the respective employment agreement and (B) any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest) whose appointment or election by our Board or nomination for election by our stockholders was approved or recommended by a vote of at least two-thirds of the incumbent directors; (iii) a merger or consolidation of our company is consummated, other than (A)
a merger or consolidation which would result in our voting securities outstanding immediately prior to such merger or consolidation continuing to represent at least 50% of the combined voting power of the surviving entity outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of our company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; or (iv) a liquidation or dissolution of our company.
General Provisions
Clawback Provision. Pursuant to the employment agreement for each NEO, we may claw back from the NEO any bonus and equity-based compensation received in a prior year if we are required to restate financial results due to material non-compliance with applicable financial reporting requirements.
Restrictive Covenants. Each employment agreement provides for a (i) 12-month post-termination non-competition covenant relating to our competitors, (ii) 12-month post-termination non-solicitation covenant in respect of our employees, consultants, vendors, customers and similar business relationships and (iii) perpetual confidentiality and non-disparagement covenants.

Excise Tax. Pursuant to the employment agreements of Messrs. Cox, Dolson, Suit and Samuel in the event that any payments made in connection with a termination of employment would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code, then, subject to limitations, the payments would be reduced to the minimum extent necessary to ensure no portion of such payment is subject to the excise tax. Mr. Brickman’s employment agreement requires a “best net” approach, under which payments and benefits will be reduced to avoid triggering excise tax if the reduction would result in a greater after-tax amount for Mr. Brickman compared to the amount he would receive net of the excise tax if no reduction were made.
CEO Pay Ratio

As required by Section 953(b) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act, and Item 402(u)
of Regulation S‑K, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, James R.
Brickman.
As of December 31, 2025, our employee population consisted of approximately 620 individuals working at Green
Brick and our subsidiaries all within the United States.
We identified our median employee as of December 31, 2025, the last day of our 2025 fiscal year, by calculating the amount of annual total cash compensation (salary plus bonus and commissions) paid to all of our employees (other than our CEO). We did not make any cost‑of‑living or other adjustments in identifying the median employee. Based on this methodology, the median employee in 2025 was a full‑time, salaried employee.
We calculated the 2025 annual total compensation for such employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S‑K). Under
this calculation, the median employee’s annual total compensation in 2025 was $109,850. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary
Compensation Table included in this proxy statement. The resulting ratio of the annual total compensation of our
CEO to the annual total compensation of the median employee was 122 to 1.
Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v)
of Regulation S-K, we are providing the following information about the relationship between executive
“Compensation Actually Paid” (or “CAP”), as defined by SEC rules, and certain of our financial performance metrics.
For further information concerning our variable pay-for-performance philosophy and how we align executive compensation with our performance, refer to the “Compensation Discussion and Analysis” section of this proxy statement.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Home Closings Revenue (in thousands)
					Total Shareholder Return	Peer Group Total Shareholder Return
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$13,400,745	$13,343,379	$3,218,280	$3,231,877	$206.59	$189.23	$343,511	$2,091,477
2024	$8,175,587	$8,175,587	$2,701,873	$2,721,165	$492.07	$242.76	$417,155	$2,069,756
2023	$7,759,877	$7,759,877	$2,146,469	$2,181,195	$452.44	$220.06	$306,675	$1,767,788
2022	$5,960,838	$5,960,838	$1,538,111	$1,538,410	$211.06	$136.96	$313,997	$1,696,911
2021	$5,087,182	$5,087,182	$1,814,672	$1,814,672	$264.20	$192.00	$204,381	$1,305,620

Column (b). Reflects compensation amounts reported in the “Summary Compensation Table” or “SCT” for our PEO, James R. Brickman, for the
respective years shown.
Column (c). CAP for our Principal Executive Officer (our CEO) in each of 2025, 2024, 2023, 2022 and 2021 reflects the respective amounts set forth in column (b), adjusted as set forth in the table below, as determined in accordance with SEC rules. The dollar amounts reflected in column
(c) do not reflect the actual amount of compensation earned by or paid to our PEO during the applicable year. For information regarding decisions made by our Compensation Committee with respect to the PEO’s compensation for each fiscal year, please see the “Compensation
Discussion and Analysis” section of this proxy statement and the proxy statement for the 2025, 2024 and 2023 annual meeting of stockholders and the “Executive Compensation Information” section of the proxy statement for the 2021 annual meeting of stockholders.

Year PEO	2021 Mr. Brickman	2022 Mr. Brickman	2023 Mr. Brickman	2024 Mr. Brickman	2025 Mr. Brickman
SCT Total Compensation ($)	$5,087,182	$5,960,838	$7,759,877	$8,175,587	$13,400,745
Less: Stock and Option Award Values Reported in SCT for the Covered Year on Grant Date ($)	$1,225,000	$1,349,988	$3,100,497	$3,146,000	$7,643,096
Plus: Fair Value of Stock Awards Granted and Vested in the Covered Year (on Vest Date)	$1,225,000	$1,349,988	$3,100,497	$3,146,000	$3,433,843
Fair Value for Stock and Option Awards Granted in the Covered Year at Year-End ($)	-	-	-	-	$4,151,887
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years ($)	-	-	-	-	-
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in the Covered Year ($)	-	-	-	-	-
Less: Fair Value of Stock and Option Awards Forfeited during the Covered Year ($)	-	-	-	-	-
Compensation Actually Paid ($)	$5,087,182	$5,960,838	$7,759,877	$8,175,587	$13,343,379
Column (d). The following non-PEO named executive officers are included in the average figures shown for the 2020 and 2021 covered years:
Richard A. Costello and Jed Dolson; for the 2023 and 2024 covered years: Richard A. Costello, Jed Dolson and Neal Suit; for the 2025 covered years: Richard A. Costello, Jeffery Cox, Jed Dolson, Neal Suit and Bobby L. Samuel III.
Column (e). Average CAP for our non-PEO NEOs in each of 2025, 2024, 2023, 2022 and 2021 reflects the respective amounts set forth in column (d), adjusted as set forth in the table below, as determined in accordance with SEC rules. The dollar amounts reflected in column (e) do not reflect the actual amount of compensation earned by or paid to our non-PEO NEOs during the applicable year. For information regarding the decisions made by our Compensation Committee with respect to the non-PEO NEOs’ compensation for each fiscal year, please see the
“Compensation Discussion and Analysis” section of this proxy statement and the proxy statement for the 2025, 2024, 2023 and 2022 annual meeting of stockholders and the “Executive Compensation Information” section of the proxy statement for the 2021 annual meetings of stockholders.

Year	2021	2022	2023	2024	2025
Non-PEO NEOs	See column (d) note	See column (d) note	See column (d) note	See column (d) note	See column (d) note
SCT Total Compensation ($)	$1,814,672	$1,538,111	$2,146,469	$2,701,873	$3,218,280
Less: Stock and Option Award Values Reported in SCT for the Covered Year ($)	$499,325	$524,336	$780,807	$888,444	$1,640,109
Plus: Fair Value of Stock Awards Granted and Vested in the Covered Year (on Vest Date)	$499,325	$524,336	$734,153	$888,444	$735,837
Fair Value for Stock and Option Awards Granted in the Covered Year at Year-End ($)	-	$299	$73,409	-	$892,339
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years ($)	-	-	$7,971	$19,292	$25,530
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in the Covered Year ($)	-	-	-	-	-
Less: Fair Value of Stock and Option Awards Forfeited during the Covered Year ($)	-	-	-	-	-
Compensation Actually Paid ($)	$1,814,672	$1,538,410	$2,181,195	$2,721,165	$3,231,877
Column (f). For the relevant fiscal year, represents the cumulative total shareholder return (TSR) of Green Brick for the measurement periods ending on December 31 of each of 2025, 2024, 2023, 2022 and 2021, respectively.
Column (g). For the relevant fiscal year, represents the cumulative TSR of the S&P Homebuilders Select Industry Index for the measurement periods ending on December 31 of each of 2025, 2024, 2023, 2022 and 2021, respectively.
Column (h). Reflects “Net Income” in our consolidated income statements included in our Annual Reports on Form 10-K for each of the years ended December 31, 2025, 2024, 2023, 2022 and 2021.
Column (i). Company-selected Measure is Home Closings Revenue Growth, which is described below.
Relationship between Pay and Performance. The graphs below reflect (1) the relationship of CAP to our PEO and non-PEO NEOs in 2021, 2022, 2023, 2024 and 2025 as compared to Green Brick’s TSR, our net income, and our
Adjusted EBITDA, and (2) Green Brick’s TSR as compared to the TSR of the TSR Peer Group over the same period.
CAP, as required under SEC rules, reflects adjusted values to unvested and vested equity awards during the years shown in the tables above based on year-end stock prices, various accounting valuation assumptions, and projected performance modifiers but does not reflect actual amounts paid out for those awards. CAP generally fluctuates due to stock price achievement and varying levels of projected and actual achievement of performance goals. For a discussion of how our Compensation Committee assessed our performance and our named executive officers’ pay each year, see “Compensation Discussion and Analysis” in this proxy statement and in the proxy statement for the 2025, 2024, 2023 and 2022 annual meetings of stockholders and the “Executive Compensation
Information” section of the proxy statement for the 2021 annual meeting of stockholders.

Listed below are the financial and non-financial performance measures which, in our assessment, represent the most important financial performance measures we used for 2025 to link CAP to our named executive officers to company performance.

Measure	Nature	Explanation
Earnings Per Share	Financial measure	Metric of profitability on a per share basis, which includes the effect of all dilutive securities.
Home Closings Revenue Growth	Financial measure	Increase, period over period, in revenue from home closings.
Homebuilding Gross Margin	Financial measure	Homebuilding gross margin is calculated as Home Closings Revenue minus Cost of Homebuilding units.
Return on Assets	Financial measure	Return on assets is calculated by dividing net income by total assets.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of
April 13, 2026, by (i) each person known to us to beneficially own more than 5% of our outstanding common stock;
(ii) our named executive officers for the fiscal year ended December 31, 2025; (iii) each director and nominee for director and (iv) all of the executive officers and directors as a group. As of April 13, 2026, we had 43,146,283 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percent
Holders of more than 5%
Greenlight Capital Inc. and its affiliates(2). .............................................................	9,467,383	21.9%
BlackRock, Inc.(3). .....................................................................................................	5,019,756	11.6%
Vanguard Group.(4). ..................................................................................................	2,195,965	5.1%
Named Executive Officers and Directors
James R. Brickman(5) ...............................................................................................	1,952,861	4.5%
Jeffery Cox .................................................................................................................	734	*
Jed Dolson .................................................................................................................	273,780	*
Neal Suit .....................................................................................................................	17,986	*
Bobby L. Samuel III ..................................................................................................	10,783	*
Richard A. Costello(6) ................................................................................................	44,235	*
David Einhorn(7) .........................................................................................................	10,336,493	24.0%
Elizabeth K. Blake .....................................................................................................	157,887	*
Harry Brandler(8) ........................................................................................................	118,435	*
Lila Manassa Murphy ...............................................................................................	22,384	*
Kathleen Olsen ..........................................................................................................	65,124	*
Richard S. Press(9) ....................................................................................................	83,855	*
All Executive Officers and Directors as a group (12 persons)(10)	13,084,557	30.3%
————————————————
*Less than one percent.
Unless otherwise indicated, the address of each of our directors and officers identified is c/o 5501 Headquarters
Drive, Suite 300 W, Plano, TX 75024.
1.In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person within 60 days after April 13, 2026 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.
2.Based on Amendment No. 27 to the Schedule 13D filed by David Einhorn and Greenlight Capital, Inc. et al., and the Form 4 each filed on November 15, 2024. Mr. Einhorn is the president of Greenlight Capital, Inc.
(“Greenlight Inc.”) and the senior manager of DME Advisors GP, LLC ("DME GP"). DME GP is the general partner of DME Advisors, LP ("DME") and DME Capital Management, LP ("DME CM"). DME CM controls the voting and disposition of 8,642,507 shares of common stock held for the account of Greenlight Capital
Offshore Master, Ltd. and certain special purpose vehicles, of which DME CM acts as investment advisor.
DME controls the voting and disposition of 824,876 shares of common stock held for the account of Solasglas
Investments, LP ("SILP"). By virtue of his roles at Greenlight Inc., DME, DME CM and DME GP, Mr. Einhorn
may be deemed to have voting and dispositive power over 9,467,383 shares of common stock held by these affiliates of Greenlight, Inc. The 9,467,383 shares include 2,977,008 shares of common stock which are pledged or held in one or more margin accounts and 500,000 shares that are subject to a forward sale. Each of
Mr. Einhorn, Greenlight Inc., DME, DME CM and DME GP disclaims beneficial ownership of these shares of common stock, except to the extent of any pecuniary interest therein. The principal business address of each of Greenlight Inc., DME GP, DME, DME CM and Mr. Einhorn is 2 Grand Central Tower, 140 East 45th Street,
24th Floor, New York, NY 10017.
3.According to the Schedule 13G/A filed on February 5, 2025, by BlackRock, Inc. (“BlackRock”), of the 5,019,756
shares beneficially owned, BlackRock has (i) sole voting power with respect to 4,964,843 shares, and (ii) sole investment power with respect to all 5,019,756 shares. The principal business address of BlackRock is 50
Hudson Yards, New York, NY 10001.
4.According to the Schedule 13G filed on January 30, 2026, by Vanguard Group Inc. (“Vanguard”), of the
2,195,965 shares beneficially owned, Vanguard has (i) shared voting power with respect to 246,936 shares and (ii) shared investment power with respect to 2,195,965 shares. The principal business address of
Vanguard is 100 Vanguard Blvd., Malvern, PA 19355. On March 27, 2026, Vanguard filed a Schedule 13G/A reporting that on January 12, 2026, it went through an internal realignment pursuant to which certain subsidiaries or business divisions of subsidiaries of Vanguard, that formerly had, or were deemed to have, beneficial ownership with Vanguard, will report beneficial ownership separately (on a disaggregated basis)
from Vanguard. Accordingly, Vanguard has stated that it no longer has, or is deemed to have, beneficial ownership over securities beneficially owned by such subsidiaries and/or business divisions. As of the date of this proxy statement, Green Brick has not received any filings from such subsidiaries and/or business divisions reflecting the disaggregated ownership.
5.Include 300,000 shares held indirectly by Mr. Brickman through the Jim and Susan Brickman Grandchildren’s
Trust.
6.Mr. Costello resigned effective March 17, 2025.
7.In addition to the amounts held by Greenlight Capital, et al, Mr. Einhorn owns 827,082 shares directly.
8.Includes 49,176 shares held by Brandler LLC for which Mr. Brandler is a manager. Mr. Brandler disclaims beneficial ownership of the shares of common stock directly held by Brandler LLC, except to the extent of his pecuniary interest therein.
9.Includes (i) 136 shares held indirectly by Mr. Press as the custodian for UGMA accounts for minors, (ii) 45 shares held as trustee for the Trust UW B Press, and (iii) 1,000 shares held by Mr. Press’s spouse.
10.Includes 9,467,383 shares held by Greenlight Capital, Inc. and its affiliates described in Note 2, for which one of our directors, David Einhorn, may be deemed to beneficially own due to his indirect voting and dispositive power over such shares.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transaction Approval Policy.  Green Brick has adopted a written policy for the review, approval and ratification of transactions with related persons. The policy covers related party transactions between us and any of our officers and directors or their respective affiliates, director nominees, 5% or greater security holders or family members of any of the foregoing. Related party transactions covered by this policy are reviewed by our
Governance & Sustainability Committee to determine whether the transaction is in our best interests and the best interests of our stockholders. As a result, approval of related party business will be denied if, among other factors, it is determined that the proposed transaction is not fair and reasonable and on terms no less favorable to Green
Brick than could be obtained in a comparable arms-length transaction with an unrelated third party. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.
All related person transactions will be disclosed in our applicable SEC filings as required under SEC rules.
Transactions with Related Persons. During 2025, Green Brick held a 90% membership interest and a 90% voting interest in CLH20, LLC (“CLH20”), the owner of Centre Living Homes, LLC (“Centre Living”), a builder that focuses on single family residences and townhomes in the Dallas metroplex market. The remaining 10% of membership and voting interests in CLH20 is held by Trevor Brickman, President of Centre Living and son of our CEO, James
R. Brickman.
Director Independence
Our Corporate Governance Guidelines require that a majority of our directors meet the standards for independence required by the NYSE Listing Standards. In addition, members of our Audit Committee must meet the independence standards for audit committee members adopted by the SEC. Members of the Audit Committee must also have no relationship with us that interferes with their exercise of independent judgment. Members of our Compensation

Committee must meet the definition of “non‑employee director” contained in Rule 16b‑3 of the Exchange Act and meet the independence requirements under the NYSE Listing Standards.
Our Board makes a formal determination each year as to which of our directors and director nominees are independent. The Board has determined that the following directors or director nominees are independent within the meaning of the NYSE Listing Standards: Harry Brandler, Elizabeth K. Blake, Lila Manassa Murphy, Kathleen Olsen
and Richard S. Press.  In making its determination regarding the independence of Mr. Brandler, Ms. Olsen and Mr.
Press, the Board considered that each of these individuals has invested in limited partnership interests in funds managed by Greenlight Capital, Inc. or its affiliates. We refer to these funds as the “Greenlight Funds.” However, because none of these investments are material, none of the directors have any rights with respect to the management of the Greenlight Funds, and none of the directors has received any compensation from the
Greenlight Funds, the Board has determined that such interests would not interfere with the exercise of independent judgment in carrying out the responsibilities of such directors.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees and Services of RSM US LLP
Fees for professional services provided by RSM for the fiscal years ended 2025 and 2024, including related expenses, are as follows:

Services Provided	2025	2024
Audit Fees(1) .........................................................................................................................	$892,941	$877,768
Audit-Related Fees(2) ............................................................................................................	—	7,500
Tax Fees ...............................................................................................................................	—	—
All Other Fees(3) ...................................................................................................................	162,236	58,860
Total ......................................................................................................................................	$1,055,177	$944,128
———————————
1.Includes fees for professional services rendered by RSM for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, review of the Company’s condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit of the Company’s internal control over financial reporting.
2.For 2024, includes fees related to consent in connection with a Registration Statement on Form S-8 filing.
3.Includes expenses incurred and a statutory audit for 2024 and 2025 as well as fees related to a mortgage audit for 2025.
Audit Committee Pre-Approval Policy
Consistent with requirements of the SEC and the Public Company Accounting Oversight Board (“PCAOB”)
regarding auditor independence, the Audit Committee (i) appoints, (ii) negotiates and sets the compensation of and
(iii) oversees the performance of the independent registered public accounting firm. The Audit Committee pre-
approves all audit, audit-related and permitted non-audit services provided by the independent registered public accounting firm, including the fees and terms for those services. The Audit Committee has adopted a policy and procedures governing the pre-approval process for audit, audit-related and permitted non-audit services. The Audit
Committee pre-approves audit and audit-related services in accordance with its review and approval of the engagement letter and annual service plan with the independent registered public accounting firm. Any tax consultation or other consulting services proposed to be provided by RSM are considered for approval by the Audit
Committee on a project-by-project basis. Non-audit and other services provided by the independent registered public accounting firm will be considered by the Audit Committee for pre-approval based on business purpose, reasonableness of estimated fees and the potential impact on the firm’s independence. The Audit Committee has delegated its pre-approval authority to the Chair of the Audit Committee to approve audit or permitted non-audit services for which estimated fees do not exceed $50,000.  During 2025, all fees were preapproved by the Audit
Committee.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit list of the
Original Form 10-K. The following list of exhibits sets forth the additional exhibits required to be filed with this Amendment
No. 1 and is incorporated herein by reference in response to this Item.

Number	Exhibit Description
31.3*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.4*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*Filed with this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2026.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer