Form 10-K/A
period 2025-12-31
Green Brick Partners, Inc.
filed 2026-05-11
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, is incorporated by reference into Part III of this Form 10-K/A No 2.

EXPLANATORY NOTE

This Amendment No.2 (this “Amendment”) on Form 10-K/A is being filed with respect to Green Brick Partner, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026, (the “Form 10-K”).

This Form 10-K/A is being filed to restate the Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023. The restatement of the financial statements in this Form 10-K/A reflects the correction of an error in residential units revenue as it was incorrectly reported on a gross basis and excluded closing cost incentives offered to homebuyers, including interest-rate buy-downs, which had previously been included in cost of residential units. As a result of this change, reported residential units revenue and average sales price for each of the affected periods decreased, homebuilding cost of revenues decreased, and gross margin increased. Further explanation regarding the restatement is set forth in Note 1 to the Consolidated Financial Statements included in this Form 10-K/A.

The following sections in the Form 10-K have been corrected in this Form 10-K/A to reflect this restatement:
Part I - Item 1A: Risk Factors
Part II - Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8: Financial Statements and Supplementary Data
Part II - Item 9A: Controls and Procedures
Part IV - Item 15: Exhibits and Financial Statement Schedules

The principal executive officer and principal financial officer provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, and 32. This Form 10-K/A also includes a new consent of the Company’s independent registered public accounting firm as Exhibits 23.1.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Form 10-K in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Form 10-K and does not amend or otherwise update any information in the Form 10-K.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
As disclosed in Part II - Item 9A. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting. As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. The Company is currently working to remediate this material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.

If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, result in an inability to meet NYSE listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.

We face risks related to the restatement of our financial statements.
As discussed in the Explanatory Note, we determined to restate the consolidated statements of income for the years ended December 31, 2023, 2024 and 2025 and the condensed consolidated statements of income for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. As a result, we are subject to additional risks and uncertainties, which could affect investor confidence in the accuracy of our financial disclosures and may cause reputational harm to our business. We may face potential litigation or other disputes, which may include, among others, claims under federal and state securities laws. In addition, the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements. If one or more of these risks persist, our business, operations, and financial condition could be materially and adversely affected. For additional information regarding the nature and impact of the restatement, including the correction of quarterly revenue data, see Note 1, “Summary of Significant Accounting Policies—Restatement of Previously Issued Financial Statements,” to our consolidated financial statements included in this Annual Report on Form 10-K/A.

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

ITEM 6. RESERVED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Report, including the statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Forward-looking statements included or incorporated by reference in this Report include statements concerning (1) our balance sheet strategy and belief that we have ample liquidity; (2) the success of our financial services and its impact on our growth; (3) our goals and strategies and their anticipated benefits, including expansion into new markets or new related businesses and the attractiveness of the new markets; (3) our intentions and the expected benefits and advantages of our product and land positioning strategies; (4) our expectations regarding the reduction in our targeted debt to total capitalization ratio and its impact on our capital; (5) our expectations regarding future finished lots, the quality of those lots and the timing of backlog fulfillment; (6) expansion through Trophy Homes; (7) expectations regarding our industry and our business in 2026 and beyond; (8) the contribution of certain market factors to our growth; (9) the impact of elevated mortgage rates and high interest rate volatility on our operations; (10) our land and lot acquisition strategy; (11) the sufficiency of our capital resources to support our business strategy and to service our debt; (12) our expectations regarding backlog; (13) the impact of new accounting standards and changes in accounting estimates; (14) trends and expectations regarding sales prices, sales orders, sales pace, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; (15) our expectations regarding increased regulations on homebuilders and land developers; (16) our future cash needs; (17) our strategy to utilize leverage to invest in our business; (18) seasonal factors and the impact of seasonality in future quarters; (19) our expectations regarding access to additional growth capital; (20) our expectations regarding future land revenue recognition; (21) our ability to adapt to changing market conditions; and (22) the disposition of legal claims and related contingencies.

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

Please see “Risk Factors” located in Part I, Item 1A in this Report for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our restated consolidated financial statements and the related notes included in this Form 10‑K/A and have been revised solely to reflect the corrections described in Note 1, “Restatement of Previously Issued Financial Statements”. No other information in this MD&A has been updated or modified, and this Form 10‑K/A does not reflect events or developments occurring after February 25, 2026.

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

Year Ended
December 31, 2025
As restated
New homes delivered	Increased by 4.2%
Home closings revenue	Unchanged
Average sales price of homes delivered	Decreased by 4.0%
Net new home orders	Increased by 3.1%
Homebuilding gross margin percentage	Decreased by 300 bps

The results achieved in our key metrics compared to last year are largely driven by our strategic focus on infill and infill-adjacent locations in high growth markets, our land approach to self-develop raw land into finished lots that are held on our balance sheet, and our reduced cycle times. Our home deliveries and net new home orders increased 4.2% and 3.1%, respectively. Home closings revenue remained flat mainly due to a 4.0% decrease in the average sales price of homes delivered, which also resulted in a lower homebuilding gross margin percentage. We remain focused on disciplined land acquisition and operational efficiency to drive long-term value, even as we navigate a more competitive pricing environment.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2025 and December 31, 2024 (dollars in thousands):

	Years Ended December 31,
	2025	2024
	As restated	As restated	Change	%
Home closings revenue	$2,032,781	$2,032,288	$493	—%
Mechanic’s lien contracts revenue	219	380	(161)	(42.4)%
Residential units revenue	$2,033,000	$2,032,668	$332	—%
New homes delivered	3,943	3,783	160	4.2%
Average sales price of homes delivered	$515.5	$537.2	$(21.7)	(4.0)%

Residential units revenue remained flat mainly due to a 4.2% increase in the number of homes delivered partially offset by a 4.0% decrease in average sales price of new homes delivered. The increase in new homes delivered was primarily driven by our Trophy Signature Homes and CB JENI Homes brands. The decrease in the average sales price of homes delivered was attributable to product mix, higher incentives, discounts, and closing costs to sustain order pace.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2025	2024
	As restated	As restated	Change	%
Net new home orders	3,795	3,681	114	3.1%
Revenue from net new home orders	$1,891,002	$1,972,745	$(81,743)	(4.1)%
Average selling price of net new home orders	$498.3	$535.9	$(37.6)	(7.0)%
Cancellation rate	7.5%	7.3%	0.2%	2.7%
Absorption rate per average active selling community per quarter	9.3	9.1	0.2	2.2%
Average active selling communities	102	101	1	1.0%
Active selling communities at end of period	101	106	(5)	(4.7)%
Backlog revenue	$347,283	$489,282	$(141,999)	(29.0)%
Backlog units	520	668	(148)	(22.2)%
Average sales price of backlog	$667.9	$732.5	$(64.6)	(8.8)%

Net new home orders increased by 3.1% over the prior year while our average active selling communities remained relatively flat. Revenue from net new home orders declined $81.7 million or 4.1% consistent with the decline in the average selling price of net new home orders. The increase in net new home orders is attributable to a lower cancellation rate and higher incentives offered to drive sales orders.

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

Backlog revenue decreased by 29.0% mainly due to a decrease of 148 backlog units and a 8.8% decrease in the average sales price of backlog units compared to the prior year period. The change in backlog is due to increase in homes delivered of 160 units partially offset by an increase in new home orders of 114 units.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the respective period, was 7.5% for the year ended December 31, 2025, compared to 7.3% for the year ended December 31, 2024. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2025		2024
	As restated		As restated
Home closings revenue	$2,032,781	100.0%	$2,032,288	100.0%
Cost of homebuilding units	1,394,572	68.6%	1,333,145	65.6%
Homebuilding gross margin	$638,209	31.4%	$699,143	34.4%

Mechanic’s lien contracts revenue	$219	100.0%	$380	100.0%
Cost of mechanic’s lien contracts	134	61.2%	275	72.4%
Mechanic’s lien contracts gross margin	$85	38.8%	$105	27.6%

Residential units revenue	$2,033,000	100.0%	$2,032,668	100.0%
Cost of residential units	1,394,706	68.6%	1,333,420	65.6%
Residential units gross margin	$638,294	31.4%	$699,248	34.4%

Residential units revenue increased by $0.3 million or —% during the year ended December 31, 2025 due to the increase in home deliveries of 4.2% partially offset by a 4.0% reduction in average sales price as discussed above. Cost of residential units as a percent of residential units revenue for the year ended December 31, 2025 increased to 68.6% compared to 65.6% in the previous year due to a combination of higher discounts and closing costs.

Residential units gross margin for the year ended December 31, 2025 decreased to 31.4%, compared to 34.4% for the year ended December 31, 2024. The decrease in residential units gross margin is primarily driven by higher incentives, discounts, and closing costs.

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

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
			2025	2024
	2025	2024	As restated	As restated
Builder operations	$220,977	$218,201
Corporate, other and unallocated expense	9,225	8,083
Net builder operations	230,202	226,284	11.3%	11.1%
Land development	1,161	282	16.6%	1.0%
Total selling, general and administrative expenses	$231,363	$226,566	11.3%	11.0%
Total selling, general and administrative expense as a percentage of revenue increased to 11.3% for the year ended December 31, 2025, which is substantially in line with 11.0% for the year ended December 31, 2024.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations was 11.3% compared to 11.1% in the prior year period. Builder operations expenditures include salaries, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

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
The table below represents residential units revenue and new homes delivered for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023
	As restated	As restated	Change	%
Home closings revenue	$2,032,288	$1,739,388	$292,900	16.8%
Mechanic’s lien contracts revenue	380	1,467	(1,087)	(74.1)%
Residential units revenue	$2,032,668	$1,740,855	$291,813	16.8%
New homes delivered	3,783	3,123	660	21.1%
Average sales price of homes delivered	$537.2	$557.0	$(19.8)	(3.6)%

The $291.8 million increase in residential units revenue was driven by the 21.1% increase in the number of homes delivered partially offset by a 3.6% decrease in average sales price of new homes delivered. The increase in new homes delivered is attributable to our increase in community count, the limited competition in our infill and infill-adjacent community sites, our reduced cycle times, and the continued low supply of existing and new home inventory in our markets. The decrease in the average sales price of homes delivered is primarily attributable to an increase in the percentage of home deliveries by Trophy Signature Homes over the last year and higher incentives driven by the high mortgage rate environment. Trophy had an average sales price below the Company average due to a mix of product type and selling more inventory in perimeter locations.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s liens contracts (dollars in thousands):

	Years Ended December 31,
	2024	2023
	As restated	As restated	Change	%
Net new home orders	3,681	3,356	325	9.7%
Revenue from net new home orders	$1,972,745	$1,920,965	$51,780	2.7%
Average selling price of net new home orders	$535.9	$572.4	$(36.5)	(6.4)%
Cancellation rate	7.3%	6.6%	0.7%	10.6%
Absorption rate per average active selling community per quarter	9.1	9.9	(0.8)	(8.1)%
Average active selling communities	101	85	16	18.8%
Active selling communities at end of period	106	91	15	16.5%
Backlog revenue	$489,282	$549,205	$(59,923)	(10.9)%
Backlog units	668	770	(102)	(13.2)%
Average sales price of backlog	$732.5	$713.3	$19.2	2.7%

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

Backlog revenue decreased by 10.9% due to a 13.2% decrease in backlog units partially offset by a 2.7% increase in the average sales price of backlog units. As a result, our spec units under construction as a percentage of total units under construction increased from 69.8% as of December 31, 2023 to 75.6% as of December 31, 2024.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.3% for the year ended December 31, 2024, compared to 6.6% for the year ended December 31, 2023. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Years Ended December 31,
	2024		2023
	As restated		As restated
Home closings revenue	$2,032,288	100.0%	$1,739,388	100.0%
Cost of homebuilding units	1,333,145	65.6%	1,193,734	68.6%
Homebuilding gross margin	$699,143	34.4%	$545,654	31.4%

Mechanic’s lien contracts revenue	$380	100.0%	$1,467	100.0%
Cost of mechanic’s lien contracts	275	72.4%	945	64.4%
Mechanic’s lien contracts gross margin	$105	27.6%	$522	35.6%

Residential units revenue	$2,032,668	100.0%	$1,740,855	100.0%
Cost of residential units	1,333,420	65.6%	1,194,679	68.6%
Residential units gross margin	$699,248	34.4%	$546,176	31.4%

Residential units revenue increased by $291.8 million or 17.0% during the year ended December 31, 2024, mainly due to an increase in home deliveries of 21.1% partially offset by a 3.6% reduction in average sales price of homes delivered as discussed above. Cost of residential units as a percent of residential units revenue for the year ended December 31, 2024 decreased to 65.6% compared to 68.6% in the previous year due to a combination of product mix and a focus on delivering more affordable product to combat high interest rates.

Residential units gross margin for the year ended December 31, 2024 increased to 34.4%, compared to 31.4% for the year ended December 31, 2023. The increase in residential units gross margin is primarily due to limited competition in our infill and infill-adjacent community sites, our self-development strategy, our high growth primary markets of DFW and Atlanta, our infill locations, and our expertise in site selection.

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

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expense (dollars in thousands):

	Years Ended December 31,		As Percentage of Segment Revenue
	2024	2023	2024	2023
			As restated	As restated
Builder operations	$218,201	$192,827
Corporate, other and unallocated (income) expense	8,083	(254)
Net builder operations	226,284	192,573	10.9%	10.9%
Land development	282	404	1.0%	5.1%
Total selling, general and administrative expenses	$226,566	$192,977	10.8%	10.9%
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

Reconciliation of a Non-GAAP Financial Measure
In this Annual Report on Form 10-K/A, we utilize a financial measure of net debt to total capitalization ratio that is a non-GAAP financial measure as defined by the Securities and Exchange Commission (“SEC”). Net debt to total capitalization is calculated as total debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

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

As of December 31, 2025, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For more detailed information on our lines of credit, refer to Note 8 to the Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Letters of Credit and Performance Bonds
Refer to Note 18 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A for details of letters of credit and performance bonds outstanding.

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

Refer to Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for further description of our significant accounting policies.

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for recent accounting pronouncements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Brick Partners, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 25, 2026, except for the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting, as to which the date is May 11, 2026, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the financial statements, the financial statements have been restated to correct a misstatement.

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

Dallas, Texas
February 25, 2026, except for Note 1 - Restatement of Previously Issued Financial Statements caption, as to which the date is May 11, 2026

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

GREEN BRICK PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
	As restated	As restated	As restated
Residential units revenue	$2,033,000	$2,032,668	$1,740,855
Land and lots revenue	6,994	28,807	8,455
Total revenues	2,039,994	2,061,475	1,749,310
Cost of residential units	1,394,706	1,333,420	1,194,679
Cost of land and lots	4,482	24,534	6,443
Total cost of revenues	1,399,188	1,357,954	1,201,122
Total gross profit	640,806	703,521	548,182
Selling, general and administrative expenses	(231,363)	(226,566)	(192,977)
Equity in income of unconsolidated entities	1,002	5,083	16,742
Other income, net	27,733	29,842	19,366
Income before income taxes	438,178	511,880	391,313
Income tax expense	94,667	94,725	84,638
Net income	343,511	417,155	306,675
Less: Net income attributable to noncontrolling interests	30,286	35,572	22,049
Net income attributable to Green Brick Partners, Inc.	$313,225	$381,583	$284,626

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$7.09	$8.51	$6.20
Diluted	$7.07	$8.45	$6.14
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,791	44,508	45,446
Diluted	43,924	44,839	45,917

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

Sales Incentives
Sales incentives primarily relate to discounts on the selling price of the home, payment of closing costs, including mortgage interest rate buydowns, or free products or services offered to the customer. Sales incentives are recorded as a reduction of home sale revenues at the home closing date.

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

Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s 2025 Consolidated Financial Statements on February 25, 2026, the Company identified an error in the presentation of residential units revenue, which was previously reported on a gross basis and excluded certain closing cost incentives. The error affected the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 and the unaudited condensed consolidated statements of income for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The error has been corrected by restating the affected financial statement line items for each period presented, as summarized in the tables below. The correction resulted in a decrease in reported residential units revenue and homebuilding cost of revenues.

The effect of the above error on the previously Consolidated Statements of Income is presented below (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2024			Year Ended December 31, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$1,769,255	$(28,400)	$1,740,855	$2,070,136	$(37,468)	$2,032,668	$2,091,477	$(58,477)	$2,033,000
Cost of residential units	1,223,079	(28,400)	1,194,679	1,370,888	(37,468)	1,333,420	1,453,183	(58,477)	1,394,706

Quarterly Financial Statements (Unaudited)

	Three months ended March 31, 2024			Three months ended March 31, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$443,284	$(8,164)	$435,120	$495,317	$(13,168)	$482,149
Cost of residential units	295,313	(8,164)	287,149	340,621	(13,168)	327,453

	Three months ended June 30, 2024			Three months ended June 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$547,138	$(8,124)	$539,014	$547,109	$(14,584)	$532,525
Cost of residential units	358,183	(8,124)	350,059	380,656	(14,584)	366,072

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$990,422	$(16,288)	$974,134	$1,042,426	$(27,752)	$1,014,674

Cost of residential units	653,496	(16,288)	637,208	721,277	(27,752)	693,525

	Three months ended September 30, 2024			Three months ended September 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$522,859	(9,331)	$513,528	$499,091	(14,875)	$484,216
Cost of residential units	351,666	(9,331)	342,335	343,629	(14,875)	328,754

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Residential units revenue	$1,513,281	(25,619)	$1,487,662	$1,541,517	$(42,627)	$1,498,890
Cost of residential units	1,005,162	(25,619)	979,543	1,064,906	(42,627)	1,022,279
The effect of the above error on previous segment disclosures is presented below (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2024			Year Ended December 31, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$1,270,599	$(25,789)	$1,244,810	$1,489,582	$(34,720)	$1,454,862	$1,579,545	$(54,584)	$1,524,961
Southeast	499,131	(2,611)	496,520	580,664	(2,748)	577,916	511,932	(3,893)	508,039
Total builder operations	1,769,730	(28,400)	1,741,330	2,070,246	(37,468)	2,032,778	2,091,477	(58,477)	2,033,000
Land development	7,980	—	7,980	28,697	—	28,697	6,994	—	$6,994
Total revenue	$1,777,710	$(28,400)	$1,749,310	$2,098,943	$(37,468)	$2,061,475	$2,098,471	$(58,477)	$2,039,994

Quarterly Financial Statements (Unaudited)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$315,347	$(7,629)	$307,718	$361,627	$(12,223)	$349,404
Southeast	128,047	(535)	127,512	133,690	(945)	132,745
Total builder operations	443,394	(8,164)	435,230	495,317	(13,168)	482,149
Land development	3,944	—	3,944	2,304	—	2,304
Total revenue	$447,338	$(8,164)	$439,174	$497,621	$(13,168)	$484,453

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$389,168	$(7,420)	$381,748	$421,588	$(13,644)	$407,944
Southeast	157,970	(704)	157,266	125,521	(940)	124,581
Total builder operations	547,138	(8,124)	539,014	547,109	(14,584)	532,525
Land development	13,493	—	13,493	2,038	—	2,038
Total revenue	$560,631	$(8,124)	$552,507	$549,147	$(14,584)	$534,563

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$704,515	$(15,049)	$689,466	$783,215	$(25,867)	$757,348
Southeast	286,017	(1,239)	284,778	259,211	(1,885)	257,326
Total builder operations	990,532	(16,288)	974,244	1,042,426	(27,752)	1,014,674
Land development	17,437	—	17,437	4,342	—	4,342
Total revenue	$1,007,969	$(16,288)	$991,681	$1,046,768	$(27,752)	$1,019,016

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$389,697	$(8,654)	$381,043	$391,108	$(13,990)	$377,118
Southeast	133,162	(677)	132,485	107,983	(885)	107,098
Total builder operations	522,859	(9,331)	513,528	499,091	(14,875)	484,216
Land development	801	—	801	—	—	—
Total revenue	$523,660	$(9,331)	$514,329	$499,091	$(14,875)	$484,216

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2025
	As previously reported	Corrections	As restated	As previously reported	Corrections	As restated
Revenues:
Builder operations
Central	$1,094,212	$(23,703)	$1,070,509	$1,174,323	$(39,857)	$1,134,466
Southeast	419,179	(1,916)	417,263	367,194	(2,770)	364,424
Total builder operations	1,513,391	(25,619)	1,487,772	1,541,517	(42,627)	1,498,890
Land development	18,238	—	18,238	4,342	—	4,342
Total revenue	$1,531,629	$(25,619)	$1,506,010	$1,545,859	$(42,627)	$1,503,232

The following summarizes the effect of the error on previous disclosures related to the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Year Ended December 31, 2023
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$1,270,599	$7,980	(25,789)	—	1,244,810	7,980
Southeast	498,656	475	(2,611)	—	496,045	475
Total revenues	1,769,255	8,455	(28,400)	—	1,740,855	8,455

Type of Customer
Homebuyers	1,769,255	—	(28,400)	—	1,740,855	—
Homebuilders and Multi-family Developers	—	8,455	—	—	—	8,455
Total revenues	1,769,255	8,455	(28,400)	—	1,740,855	8,455

Product Type
Residential units	1,769,255	—	(28,400)	—	1,740,855	—
Land and lots	—	8,455	—	—	—	8,455
Total revenues	1,769,255	8,455	(28,400)	—	1,740,855	8,455

Timing of Revenue Recognition
Transferred at a point in time	1,767,788	8,455	(28,400)	—	1,739,388	8,455
Transferred over time	1,467	—	—	—	1,467	—
Total revenues	1,769,255	8,455	(28,400)	—	1,740,855	8,455

	Year Ended December 31, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$1,489,472	$28,807	(34,720)	—	1,454,752	28,807
Southeast	580,664	—	(2,748)	—	577,916	—
Total revenues	2,070,136	28,807	(37,468)	—	2,032,668	28,807

Type of Customer
Homebuyers	2,070,136	—	(37,468)	—	2,032,668	—
Homebuilders and Multi-family Developers	—	28,807	—	—	—	28,807
Total revenues	2,070,136	28,807	(37,468)	—	2,032,668	28,807

Product Type
Residential units	2,070,136	—	(37,468)	—	2,032,668	—
Land and lots	—	28,807	—	—	—	28,807
Total revenues	2,070,136	28,807	(37,468)	—	2,032,668	28,807

Timing of Revenue Recognition
Transferred at a point in time	2,069,756	28,807	(37,468)	—	2,032,288	28,807
Transferred over time	380	—	—	—	380	—
Total revenues	2,070,136	28,807	(37,468)	—	2,032,668	28,807

	Year Ended December 31, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$1,579,545	$6,994	(54,584)	—	1,524,961	6,994
Southeast	511,932	—	(3,893)	—	508,039	—
Total revenues	2,091,477	6,994	(58,477)	—	2,033,000	6,994

Type of Customer
Homebuyers	2,091,477	—	(58,477)	—	2,033,000	—
Homebuilders and Multi-family Developers	—	6,994	—	—	—	6,994
Total revenues	2,091,477	6,994	(58,477)	—	2,033,000	6,994

Product Type
Residential units	2,091,477	—	(58,477)	—	2,033,000	—
Land and lots	—	6,994	—	—	—	6,994
Total revenues	2,091,477	6,994	(58,477)	—	2,033,000	6,994

Timing of Revenue Recognition
Transferred at a point in time	2,091,258	6,994	(58,477)	—	2,032,781	6,994
Transferred over time	219	—	—	—	219	—
Total revenues	2,091,477	6,994	(58,477)	—	2,033,000	6,994

Quarterly Financial Statements (Unaudited)

	Three Months Ended March 31, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$315,237	$4,054	$(7,629)	$—	$307,608	$4,054
Southeast	128,047	—	(535)	—	127,512	—
Total revenues	$443,284	$4,054	$(8,164)	$—	$435,120	$4,054

Type of Customer
Homebuyers	$443,284	$—	$(8,164)	$—	$435,120	$—
Homebuilders and Multi-family Developers	—	4,054	—	—	—	4,054
Total revenues	$443,284	$4,054	$(8,164)	$—	$435,120	$4,054

Product Type
Residential units	$443,284	$—	$(8,164)	$—	$435,120	$—
Land and lots	—	4,054	—	—	—	4,054
Total revenues	$443,284	$4,054	$(8,164)	$—	$435,120	$4,054

Timing of Revenue Recognition
Transferred at a point in time	$443,094	4,054	$(8,164)	—	$434,930	4,054
Transferred over time	190	—	—	—	190	—
Total revenues	$443,284	$4,054	$(8,164)	$—	$435,120	$4,054

	Three Months Ended March 31, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$361,627	$2,304	$(12,223)	$—	$349,404	$2,304
Southeast	133,690	—	(945)	—	132,745	—
Total revenues	$495,317	$2,304	$(13,168)	$—	$482,149	$2,304

Type of Customer
Homebuyers	$495,317	$—	$(13,168)	$—	$482,149	$—
Homebuilders and Multi-family Developers	—	2,304	—	—	—	2,304
Total revenues	$495,317	$2,304	$(13,168)	$—	$482,149	$2,304

Product Type
Residential units	$495,317	$—	$(13,168)	$—	$482,149	$—
Land and lots	—	2,304	—	—	—	2,304
Total revenues	$495,317	$2,304	$(13,168)	$—	$482,149	$2,304

Timing of Revenue Recognition
Transferred at a point in time	$495,317	2,304	$(13,168)	—	$482,149	2,304
Transferred over time	—	—	—	—	—	—
Total revenues	$495,317	$2,304	$(13,168)	$—	$482,149	$2,304

	Three Months Ended June 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$389,168	$13,493	$(7,420)	$—	$381,748	$13,493
Southeast	157,970	—	(704)	—	157,266	—
Total revenues	$547,138	$13,493	$(8,124)	$—	$539,014	$13,493

Type of Customer
Homebuyers	$547,138	$—	$(8,124)	$—	$539,014	$—
Homebuilders and Multi-family Developers	$—	13,493	—	—	—	13,493
Total revenues	$547,138	$13,493	$(8,124)	$—	$539,014	$13,493

Product Type
Residential units	$547,138	$—	$(8,124)	$—	$539,014	$—
Land and lots	—	13,493	—	—	—	13,493
Total revenues	$547,138	$13,493	$(8,124)	$—	$539,014	$13,493

Timing of Revenue Recognition
Transferred at a point in time	$546,948	13,493	$(8,124)	—	$538,824	13,493
Transferred over time	190	—	—	—	190	—
Total revenues	$547,138	$13,493	$(8,124)	$—	$539,014	$13,493

	Six Months Ended June 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$704,405	$17,547	$(15,049)	$—	$689,356	$17,547
Southeast	286,017	—	(1,239)	—	284,778	—
Total revenues	$990,422	$17,547	$(16,288)	$—	$974,134	$17,547

Type of Customer
Homebuyers	$990,422	$—	$(16,288)	$—	$974,134	$—
Homebuilders and Multi-family Developers	—	17,547	—	—	—	17,547
Total revenues	$990,422	$17,547	$(16,288)	$—	$974,134	$17,547

Product Type
Residential units	$990,422	$—	$(16,288)	$—	$974,134	$—
Land and lots	—	17,547	—	—	—	17,547
Total revenues	$990,422	$17,547	$(16,288)	$—	$974,134	$17,547

Timing of Revenue Recognition
Transferred at a point in time	$990,042	$17,547	$(16,288)	—	$973,754	17,547
Transferred over time	380	—	—	—	380	—
Total revenues	$990,422	$17,547	$(16,288)	$—	$974,134	$17,547

	Six Months Ended June 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$783,215	$4,342	$(25,867)	$—	$757,348	$4,342
Southeast	259,211	—	$(1,885)	—	257,326	—
Total revenues	$1,042,426	$4,342	$(27,752)	$—	$1,014,674	$4,342

Type of Customer
Homebuyers	$1,042,426	$—	$(27,752)	$—	$1,014,674	$—
Homebuilders and Multi-family Developers	—	4,342	—	—	—	4,342
Total revenues	$1,042,426	$4,342	$(27,752)	$—	$1,014,674	$4,342

Product Type
Residential units	$1,042,426	$—	$(27,752)	$—	$1,014,674	$—
Land and lots	—	4,342	—	—	—	4,342
Total revenues	$1,042,426	$4,342	$(27,752)	$—	$1,014,674	$4,342

Timing of Revenue Recognition
Transferred at a point in time	$1,042,426	$4,342	$(27,752)	—	$1,014,674	4,342
Transferred over time	—	—	—	—	—	—
Total revenues	$1,042,426	$4,342	$(27,752)	$—	$1,014,674	$4,342

	Three Months Ended September 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$389,697	$801	$(8,654)	$—	$381,043	$801
Southeast	133,162	—	$(677)	—	132,485	—

Total revenues	$522,859	$801	$(9,331)	$—	$513,528	$801

Type of Customer
Homebuyers	$522,859	$—	$(9,331)	$—	$513,528	$—
Homebuilders and Multi-family Developers	—	801	—	—	—	801
Total revenues	$522,859	$801	$(9,331)	$—	$513,528	$801

Product Type
Residential units	$522,859	$—	$(9,331)	$—	$513,528	$—
Land and lots	—	801	—	—	—	801
Total revenues	$522,859	$801	$(9,331)	$—	$513,528	$801

Timing of Revenue Recognition
Transferred at a point in time	$522,859	801	$(9,331)	—	$513,528	801
Transferred over time	—	—	—	—	—	—
Total revenues	$522,859	$801	$(9,331)	$—	$513,528	$801

	Three Months Ended September 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$391,108	$—	$(13,990)	$—	$377,118	$—
Southeast	107,983	—	(885)	—	107,098	—
Total revenues	$499,091	$—	$(14,875)	$—	$484,216	$—

Type of Customer
Homebuyers	$499,091	$—	$(14,875)	$—	$484,216	$—
Homebuilders and Multi-family Developers	—	—	—	—	—	—
Total revenues	$499,091	$—	$(14,875)	$—	$484,216	$—

Product Type
Residential units	$499,091	$—	$(14,875)	$—	$484,216	$—
Land and lots	—	—	—	—	—	—
Total revenues	$499,091	$—	$(14,875)	$—	$484,216	$—

Timing of Revenue Recognition
Transferred at a point in time	$499,059	$—	$(14,875)	—	$484,184	—

Transferred over time	32	—	—	—	32	—
Total revenues	$499,091	$—	$(14,875)	$—	$484,216	$—

	Nine Months Ended September 30, 2024
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$1,094,102	$18,348	$(23,703)	$—	$1,070,399	$18,348
Southeast	419,179	—	$(1,916)	—	417,263	—
Total revenues	$1,513,281	$18,348	$(25,619)	$—	$1,487,662	$18,348

Type of Customer
Homebuyers	$1,513,281	$—	$(25,619)	$—	$1,487,662	$—
Homebuilders and Multi-family Developers	—	18,348	—	—	—	18,348
Total revenues	$1,513,281	$18,348	$(25,619)	$—	$1,487,662	$18,348

Product Type
Residential units	$1,513,281	$—	$(25,619)	$—	$1,487,662	$—
Land and lots	—	18,348	—	—	—	18,348
Total revenues	$1,513,281	$18,348	$(25,619)	$—	$1,487,662	$18,348

Timing of Revenue Recognition
Transferred at a point in time	$1,512,901	18,348	$(25,619)	—	$1,487,282	18,348
Transferred over time	380	—	—	—	380	—
Total revenues	$1,513,281	$18,348	$(25,619)	$—	$1,487,662	$18,348

	Nine Months Ended September 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
	As reported		Corrections		As restated
Primary Geographical Market
Central	$1,174,323	$4,342	$(39,857)	$—	$1,134,466	$4,342
Southeast	367,194	—	(2,770)	—	364,424	—
Total revenues	$1,541,517	$4,342	$(42,627)	$—	$1,498,890	$4,342

Type of Customer
Homebuyers	$1,541,517	$—	$(42,627)	$—	$1,498,890	$—
Homebuilders and Multi-family Developers	—	4,342	—	—	—	4,342
Total revenues	$1,541,517	$4,342	$(42,627)	$—	$1,498,890	$4,342

Product Type
Residential units	$1,541,517	$—	$(42,627)	$—	$1,498,890	$—
Land and lots	—	4,342	—	—	—	4,342
Total revenues	$1,541,517	$4,342	$(42,627)	$—	$1,498,890	$4,342

Timing of Revenue Recognition
Transferred at a point in time	$1,541,485	$4,342	$(42,627)	—	$1,498,858	4,342
Transferred over time	32	—	—	—	32	—
Total revenues	$1,541,517	$4,342	$(42,627)	$—	$1,498,890	$4,342

All tables and quantitative data reflecting the impact of the restatement, including the disaggregation of revenue and segment information, are presented in Note 11, “Revenue Recognition,” and Note 12, “Segment Information”, respectively, to the consolidated financial statements. These notes reflect the restated amounts for all affected periods.
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

11. REVENUE RECOGNITION

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition (in thousands):

	Years Ended December 31,
	2025		2024		2023
	As restated		As restated		As restated
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,524,961	$6,994	$1,454,752	$28,807	$1,244,810	$7,980
Southeast	508,039	—	577,916	—	496,045	475
Total revenues	$2,033,000	$6,994	$2,032,668	$28,807	$1,740,855	$8,455

Type of Customer
Homebuyers	$2,033,000	$—	$2,032,668	$—	$1,740,855	$—
Homebuilders and Multi-family Developers	—	6,994	—	28,807	—	8,455
Total revenues	$2,033,000	$6,994	$2,032,668	$28,807	$1,740,855	$8,455

Product Type
Residential units	$2,033,000	$—	$2,032,668	$—	$1,740,855	$—
Land and lots	—	6,994	—	28,807	—	8,455
Total revenues	$2,033,000	$6,994	$2,032,668	$28,807	$1,740,855	$8,455

Timing of Revenue Recognition(1)
Transferred at a point in time	$2,032,781	$6,994	$2,032,288	$28,807	$1,739,388	$8,455
Transferred over time	219	—	380	—	1,467	—
Total revenues	$2,033,000	$6,994	$2,032,668	$28,807	$1,740,855	$8,455

(1)Revenue recognized over time represents revenue from mechanic’s lien contracts.

Contract Balances

Opening and closing contract balances included in customer and builder deposits on the consolidated balance sheets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Customer and builder deposits	$25,716	$37,068

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

Financial information relating to the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
	As Restated	As Restated	As Restated
Revenues: (1)
Builder operations
Central	$1,524,961	$1,454,862	$1,244,810
Southeast	508,039	577,916	496,520
Total builder operations	2,033,000	2,032,778	1,741,330
Land development	6,994	28,697	7,980
Total revenues	$2,039,994	$2,061,475	$1,749,310

Gross profit:
Builder operations
Central	$507,719	$524,379	$424,494
Southeast	175,885	215,002	166,291
Total builder operations	683,604	739,381	590,785
Land development	2,589	4,428	3,268
Corporate, other and unallocated (2)	(45,387)	(40,288)	(45,871)
Total gross profit	$640,806	$703,521	$548,182

Segment expenses:
Commissions
Builder operations
Central	$77,287	$73,732	$65,689
Southeast	17,345	21,089	18,356
Total builder operations	94,632	94,821	84,045
Land development	—	—	—
Corporate, other and unallocated	1,776	—	—
Total commissions	$96,408	$94,821	$84,045

Salaries
Builder operations
Central	$45,285	$43,911	$39,330
Southeast	25,078	26,826	22,810
Total builder operations	70,363	70,737	62,140
Land development	—	—	194
Corporate, other and unallocated (3)	4,013	3,156	(2,013)
Total salaries	$74,376	$73,893	$60,321

	Years Ended December 31,
	2025	2024	2023
Other selling, general and administrative expenses
Builder operations
Central	$39,581	$37,324	$30,828
Southeast	16,401	15,319	15,814
Total builder operations	55,982	52,643	46,642
Land development	1,161	282	210
Corporate, other and unallocated	3,436	4,927	1,759
Total other expenses	$60,579	$57,852	$48,611

Total segment expenses
Builder operations
Central	$162,153	$154,967	$135,847
Southeast	58,824	63,234	56,980
Total builder operations	220,977	218,201	192,827
Land development	1,161	282	404
Corporate, other and unallocated	9,225	8,083	(254)
Total segment expenses	$231,363	$226,566	$192,977

Interest expense: (4)
Builder operations
Central	$(648)	$(25)	$(119)
Southeast	21,252	39,060	34,216
Total builder operations	20,604	39,035	34,097
Corporate, other and unallocated	(20,604)	(39,035)	(34,097)
Total interest expense, net	$—	$—	$—

Income before income taxes:
Builder operations
Central	$347,859	$372,599	$291,307
Southeast	120,695	154,760	112,582
Total builder operations	468,554	527,359	403,889
Land development	3,391	5,882	5,129
Corporate, other and unallocated (5)	(33,767)	(21,361)	(17,705)
Income before income taxes	$438,178	$511,880	$391,313

	December 31, 2025	December 31, 2024
Inventory:
Builder operations
Central	$688,219	$743,490
Southeast	293,635	318,592
Total builder operations	981,854	1,062,082
Land development	1,063,066	826,687
Corporate, other and unallocated (6)	54,291	48,963
Total inventory	$2,099,211	$1,937,732

Goodwill:
Builder operations - Southeast	$680	$680

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

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (amounts in thousands, except percentages):

	Year Ended December 31, 2025
United States statutory tax rate	$92,008	21.0%
State and local income taxes, net of federal income tax effect (1)	5,939	—
Foreign tax effects	—	—
Effect of cross-border tax laws	—	—
Changes in valuation allowances	—	—
Tax credits
Other	(1,510)	(0.6)
Nontaxable or nondeductible items
Less: Non-controlled earnings	(6,360)	(1.45)
Other	2,456	0.6
Changes in unrecognized tax benefits	137	—
Other adjustments
Other	1,997	0.5
Effective tax rate	$94,667	21.6%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
At the time of the filing of this Amendment on Form 10-K/A, covered by this Annual Report on Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Annual Report on Form 10-K/A because of the material weakness in internal control over financial reporting. Notwithstanding the material weakness, based on additional analyses and other procedures performed, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting
Green Brick’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management identified a material weakness in our internal control over financial reporting that led to a restatement of the Company’s consolidated financial statements. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness stemmed from our risk assessment process not being sufficiently precise to identify, on a timely basis, that a prior immaterial conclusion related to ASC 606 Revenue from Contracts with Customers (“ASC 606”) had become material as conditions changed. In connection with adoption of ASC 606 the Company conducted an initial assessment of the impact and deemed it to not have a material effect on our results of operations as the Company at that time did not provide a material amount of closing cost incentives to homebuyers. Commencing in 2023, the Company increased its use of closing cost incentives, including interest-rate buy-downs, but controls were not in place to operate at the level of precision to detect that these incentives were not correctly recorded or required reevaluation under ASC 606 to conclude that closing cost incentives offered to homebuyers, including interest-rate buy-downs, should have been accounted for as consideration payable to a customer as a reduction of the transaction price and, therefore, a reduction in residential units revenue. Management has determined that a control was not implemented at a level of precision to ensure that an accounting standard that was not material upon adoption continued to be tested for materiality upon changes in the Company’s business practices.

Based upon the existence of this material weakness, we concluded we did not maintain effective internal control over financial reporting as of December 31, 2025.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiency that gave rise to the material weakness. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weakness described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•Management is in the process of revising its accounting policy on ASC 606 to provide for explicit consideration of incentives payable to or on behalf of customers and expanded guidance regarding the characterization and treatment of these types of closing cost incentives;
•Management plans to enhance its quarterly “Accounting Disclosure Checklist” control process to add an additional entity-level control that will specifically include a reassessment of previously adopted accounting standards to our financials which will include a documented quarterly assessment of (a) new accounting guidance and (b) changes in the Company’s business practices and significant transaction types to determine whether previously adopted accounting conclusions remain appropriate;
•Management plans to communicate at the corporate level and throughout all the builders to ensure that all individuals in control positions understand the correct interpretation and application of ASC 606 with respect to cost incentives and variable consideration; and
•The Company has appointed new individuals in key roles within the finance and accounting department and will continue to evaluate the roles and responsibilities of key individuals that are part of the control environment.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Green Brick Partners, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Green Brick Partners, Inc. and its Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

In our report dated February 25, 2026, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria. As a result of the material weakness described below, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2025. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2025, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management determined controls were not in place to operate at the level of precision to detect closing cost incentives, including interest-rate buy-downs were not correctly recorded or required reevaluation under Accounting Standards Codification 606 to conclude that these incentives offered to homebuyers, including interest-rate buy-downs, should have been accounted for as consideration payable to a customer as a reduction of the transaction price and, therefore, a reduction in residential units revenue. Management determined there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis and the Company’s internal control over financial reporting was not effective as of December 31, 2025.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated February 25, 2026, expressed an unqualified opinion. The material weakness described above was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements, and this report does not affect our report thereon dated February 25, 2026, except for Note 1 - Restatement of Previously Issued Financial Statements caption, as to which the date is May 11, 2026, which expressed an unqualified opinion.

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

/s/ RSM US LLP

Dallas, Texas
February 25, 2026, except for the effect of the material weakness described above, as to which the date is May 11, 2026

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2026, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements

See Part II, Item 8 of this Annual Report on Form 10-K/A.

(2) Financial Statement Schedules

Financial statements schedules are omitted because they are not required or applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed with this Annual Report on Form 10-K/A or are incorporated herein by reference:

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

10.8†
Employment Agreement, effective as of October 27, 2023, between the Company and Jed Dolson. (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K filed on February 29, 2024).

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

10.49A	First Amendment to Note Purchase Agreement, dated January 30, 2024, by and among Green Brick Partners, Inc. and the holders of the 3.25% Senior Notes due December 28, 2029.

Number	Exhibit Description
10.50
Guaranty Agreement, dated as of December 28, 2021, by and among certain subsidiaries of Green Brick Partners, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed January 3, 2022).

10.51†
Employment Agreement, dated as of October 20, 2025, between the Company and Jeffery Cox (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K filed on February 25,2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)
21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed on February 26, 2025).
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97	Green Brick Partners, Inc. Executive Officer Clawback Policy
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2025
99,2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2025 and 2024.
99.3	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2025 and 2024.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Annual Report on Form 10-K/A.
**    Submitted electronically herewith.
†    Management Contract or Compensatory Plan.
#    The Company hereby undertakes to furnish a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

Green Brick Partners, Inc.
/s/ James R. Brickman
By:	James R. Brickman
Its:	Chief Executive Officer