Form 10-Q
period 2026-03-31
Green Brick Partners, Inc.
filed 2026-05-11
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

The number of shares of the Registrant's common stock outstanding as of April 23, 2026 was 43,146,283.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$144,934	$154,590
Restricted cash	32,099	36,395
Receivables	30,818	39,982
Real estate inventory:
Inventory owned	1,998,369	1,941,524
Consolidated inventory related to VIE	157,616	157,687
Total inventory	2,155,985	2,099,211
Mortgage loans held for sale	27,186	49,099
Investments in unconsolidated entities	73,549	93,050
Right-of-use assets - operating leases	7,108	7,475
Property and equipment, net	6,482	6,316
Earnest money deposits	11,087	13,151
Deferred income tax assets, net	11,235	11,243
Intangible assets, net	176	197
Goodwill	680	680
Other assets	24,981	23,378
Total assets	$2,526,320	$2,534,767
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$92,655	$94,516
Accrued expenses	141,414	152,637
Customer and builder deposits	26,062	25,716
Lease liabilities - operating leases	8,241	8,637
Borrowings on lines of credit, net	(2,253)	(2,465)
Warehouse lines of credit	24,947	46,398
Senior unsecured notes, net	237,068	261,972
Notes payable	14,371	14,371
Total liabilities	542,505	601,782
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	52,198	52,271
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 43,146,177 issued and outstanding as of March 31, 2026 and 43,205,947 issued and outstanding as of December 31, 2025, respectively	431	432
Additional paid-in capital	247,623	243,816
Retained earnings	1,620,702	1,567,111
Total Green Brick Partners, Inc. stockholders’ equity	1,916,359	1,858,962
Noncontrolling interests	15,258	21,752
Total equity	1,931,617	1,880,714
Total liabilities and equity	$2,526,320	$2,534,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Residential units revenue	$448,487	$482,149
Land and lots revenue	7,500	2,304
	455,987	484,453
Financial services	9,501	4,867
Total revenues	465,488	489,320

Homebuilding cost of revenues:
Cost of residential units	318,616	327,453
Cost of land and lots	5,656	1,215
	324,272	328,668
Financial services expenses	(5,180)	(3,058)
Selling, general and administrative expenses	(52,593)	(52,567)
Equity in income of unconsolidated entities	1,120	473
Other (loss) income, net	(299)	648
Income before income taxes	84,264	106,148
Income tax expense	18,425	22,223
Net income	65,839	83,925
Less: Net income attributable to noncontrolling interests	4,893	8,866
Net income attributable to Green Brick Partners, Inc.	$60,946	$75,059

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.40	$1.67
Diluted	$1.39	$1.67
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,149	44,440
Diluted	43,335	44,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)
For the three months ended March 31, 2026 and 2025:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	43,205,947	$432	2,000	$47,603	—	$—	$243,816	$1,567,111	$1,858,962	$21,752	$1,880,714
Issuance of common stock from equity incentive plan, net of forfeitures	73,988	1	—	—	—	—	2,425	—	2,426	—	2,426
Withholdings from vesting of restricted stock awards	(19,909)	(1)	—	—	—	—	(1,799)	—	(1,800)	—	(1,800)
Share-based compensation	—		—	—	—	—	1,646	—	1,646	—	1,646
Dividends	—		—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(113,849)	(7,284)	—	—	(7,284)	—	(7,284)
Retirement of treasury shares	(113,849)	(1)	—	—	113,849	7,284	(647)	(6,636)	—	—	—
Change in fair value of redeemable noncontrolling interest	—		—	—		—	2,182	—	2,182	—	2,182
Distributions	—	—	—	—	—	—	—	—	—	(9,278)	(9,278)
Net income	—	—	—	—	—	—	—	60,946	60,946	2,784	63,730
March 31, 2026	43,146,177	$431	2,000	$47,603	—	$—	$247,623	$1,620,702	$1,916,359	$15,258	$1,931,617

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	1	—	—	—	—	7,146	—	7,147	—	7,147
Withholdings from vesting of restricted stock awards	(51,408)	—	—	—	—	—	(3,058)	—	(3,058)	—	(3,058)
Share-based compensation	—	—	—	—	—	—	969	—	969	—	969
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases		—	—	—	(282,821)	(16,919)	—	—	(16,919)	—	(16,919)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	3,018	—	3,018	—	3,018
Distributions	—	—	—	—	—	—	—	—	—	(11,500)	(11,500)
Net income	—	—	—	—	—	—	—	75,059	75,059	5,997	81,056
March 31, 2025	44,593,967	446	2,000	$47,603	(282,821)	$(16,919)	$252,728	$1,407,054	$1,690,912	$22,536	$1,713,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$65,839	$83,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,082	1,405
Loss (gain) on disposal of property and equipment, net	—	(8)
Share-based compensation expense	4,072	8,133
Equity in income of unconsolidated entities	(1,120)	(473)
Allowances for option deposits and pre-acquisition costs	1,469	264
Distributions of income from unconsolidated entities	24,082	—
Changes in operating assets and liabilities:
Decrease in receivables	9,164	1,262
Increase in inventory	(56,465)	(48,489)
Decrease (increase) in earnest money deposits	2,064	(3,416)
Decrease in mortgage loans held for sale	21,913	—
(Increase) decrease in other assets	(3,095)	13,294
(Decrease) increase in accounts payable	(1,861)	17,998
Decrease in accrued expenses	(11,223)	(6,597)
Increase in customer and builder deposits	346	1,449
Net cash provided by operating activities	56,267	68,747
Cash flows from investing activities:
Investments in unconsolidated entities	(3,461)	(11,248)
Purchases of property and equipment	(1,227)	(713)
Net cash used in investing activities	(4,688)	(11,961)
Cash flows from financing activities:
Borrowings from lines of credit	50,000	81,160
Repayments of lines of credit	(50,000)	(105,589)
Borrowings from warehouse lines of credit	74,245	—
Repayments of warehouse lines of credit	(95,696)	—
Repayments of senior unsecured notes	(25,000)	(25,000)
Payments of withholding tax on vesting of restricted stock awards	(1,799)	(3,059)
Repurchases of common stock	(7,284)	(16,919)
Dividends paid	(719)	(719)
Distributions to noncontrolling interests	(9,278)	(11,500)
Net cash used in financing activities	(65,531)	(81,626)
Net decrease in cash and cash equivalents and restricted cash	(13,952)	(24,840)
Cash and cash equivalents and restricted cash, beginning of period	190,985	159,696
Cash and cash equivalents and restricted cash, end of period	$177,033	$134,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or subsequent periods due to seasonal variations and other factors.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

2. HOMEBUILDING INVENTORY

A summary of our inventory is as follows (in thousands):

	March 31, 2026	December 31, 2025
Homes completed or under construction	$615,412	$621,677
Land and lots - developed and under development	1,515,110	1,452,072
Land held for future development(1)	14,482	14,481
Land held for sale	10,981	10,981
Total inventory	$2,155,985	$2,099,211

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of March 31, 2026, the Company reviewed the performance and outlook for all of its communities for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three months ended March 31, 2026, the Company recorded a $0.9 million impairment charge to reduce the carrying value of inventory to fair value. This impairment charge was included in cost of residential units in our consolidated statements of income.

For the three months ended March 31, 2025, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized, and expensed is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest capitalized at beginning of period	$29,742	$26,621
Interest incurred	2,960	3,441
Interest charged to cost of revenues	(2,124)	(2,262)
Interest capitalized at end of period	$30,578	$27,800

Capitalized interest as a percentage of inventory	1.4%	1.4%

3. INVESTMENT IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	March 31, 2026	December 31, 2025
GBTM Sendera, LLC	$21,985	$21,985
Rainwater Crossing Single-Family, LLC	31,363	51,484
TMGB Magnolia Ridge, LLC	11,506	11,506
EJB River Holdings, LLC	8,695	8,075
Total investment in unconsolidated entities	$73,549	$93,050

As of March 31, 2026 and December 31, 2025 the Company’s maximum exposure to loss from its investments in unconsolidated entities was $118.3 million and $140.2 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC of $9.4 million and $9.6 million as of March 31, 2026 and December 31, 2025, respectively. In addition, the Company has a completion guarantee of up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC and a $12.9 million guarantee on a loan agreement for GBTM Sendera to fund its development activities.

A summary of the unaudited condensed financial information of the unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Cash	$14,153	$7,334
Accounts receivable	1,473	488
Bonds and notes receivable	9,396	12,038
Loans held for sale, at fair value	—	—
Inventory	137,847	111,771
Other assets	6,443	1,738
Total assets	$169,312	$133,369
Liabilities:
Accounts payable	$5,914	$6,280
Accrued expenses and other liabilities	27	1,369
Notes payable	38,288	23,194
Total liabilities	$44,229	$30,843
Owners’ equity:
Green Brick	$77,075	$58,312
Others	48,008	44,214
Total owners’ equity	$125,083	$102,526
Total liabilities and owners’ equity	$169,312	$133,369

	Three Months Ended March 31,
	2026	2025
Revenues	$8,870	$3,314
Costs and expenses	6,630	2,370
Net earnings of unconsolidated entities	$2,240	$944
Company’s share in net earnings of unconsolidated entities	$1,120	$473

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC (“TPG”) were $180.1 million and $171.5 million, respectively, as of March 31, 2026. As of December 31, 2025, TPG’s assets and liabilities were $184.5 million and $163.9 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate development reserve to complete(1)	$18,528	$31,708
Warranty reserve	13,238	12,920
Federal income tax payable	63,759	47,200
Accrued compensation	10,425	16,911
Self-insurance reserve	7,786	7,021
Accrued property tax payable	5,279	12,635
Other accrued expenses	22,399	24,242
Total accrued expenses	$141,414	$152,637

(1)The Company’s real estate development reserve to complete consists of estimated future costs to complete the development of its communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty accrual, beginning of period	$12,920	$17,373
Warranties issued	1,148	1,691
Changes in liability for existing warranties	(1)	(359)
Payments made	(829)	(1,070)
Warranty accrual, end of period	$13,238	$17,635

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Secured Revolving Credit Facility (1)	$—	$—
Unsecured Revolving Credit Facility	—	—
Warehouse facilities	24,947	46,398
Debt issuance costs, net of amortization	(2,253)	(2,465)
Total borrowings on lines of credit, net	$22,694	$43,933

(1)On March 31, 2026, the Company terminated its secured revolving credit facility.

Secured Revolving Credit Facility
The Company was party to a revolving credit facility (the “Secured Revolving Credit Facility”) with Inwood National Bank, which provided for an aggregate commitment of $35.0 million. On March 31, 2026, the Company terminated its secured revolving credit facility. The termination was voluntary and not due to covenant violations or lender action.

Unsecured Revolving Credit Facility
The Company is party to a credit agreement, providing for a senior, unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). On December 10, 2025, the Company entered into the Thirteenth Amendment to this credit agreement. The Unsecured Revolving Credit Facility was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Unsecured Revolving Credit Facility) and (iii) for other administrative changes. The total commitments remain at $330.0 million. The maturity of all commitments under the facility were extended to December 14, 2028.
The Unsecured Revolving Credit Facility is guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries.

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	March 31, 2026	December 31, 2025
January 29, 2027	$40,000	$15,135	$16,828
December 15, 2027	40,000	9,812	29,570
January 31, 2027	60,000	—	—
	$140,000	$24,947	$46,398

The Company’s borrowings and repayments on the warehouse lines of credit are directly related to the origination and sale of mortgage loans held for sale. As such, the gross activity in the warehouse lines of credit during the period substantially reconciles to the net change in mortgage loans held for sale, as reflected in the condensed consolidated statements of cash flows and discussed in Note 11, “Mortgage Loans Held for Sale.”

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of March 31, 2026.

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

Senior Unsecured Notes
Senior Unsecured Notes, net of debt issuance costs, as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$50,000	$50,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	50,000	75,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(432)	(528)
Total senior unsecured notes, net	$237,068	$261,972

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

2026 Notes
The remaining principal on the 2026 Notes of $50.0 million is due on August 8, 2026

2027 Notes
The aggregate principal amount of the 2027 Notes is due on August 26, 2027.

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2027, and 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028. The remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2026.

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

As amended, the operating agreement of GRBK GHO contains put and purchase options beginning in April 2027. Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for details on the put/call structure of this agreement.
The following table shows the changes in redeemable noncontrolling interest in equity of the consolidated subsidiary during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$52,271	$44,709
Net income attributable to redeemable noncontrolling interest partner	2,109	2,869
Change in fair value of redeemable noncontrolling interest	(2,182)	(3,018)
Redeemable noncontrolling interest, end of period	$52,198	$44,560

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

During the three months ended March 31, 2025, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 282,821 shares for approximately $16.7 million, excluding excise tax. These shares were subsequently retired.

During the three months ended March 31, 2026, the Company repurchased 113,849 shares for approximately $7.2 million, excluding excise tax. As of March 31, 2026, the remaining dollar value of shares that may be repurchased under the 2025 Repurchase Plan was $9.9 million, excluding excise tax. As of March 31, 2026, the repurchased shares were retired.

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

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at March 31, 2026 and December 31, 2025.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million for each of the three months ended March 31, 2026 and 2025, respectively.

On April 20, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on June 15, 2026 to stockholders of record as of June 1, 2026.

8. SHARE-BASED COMPENSATION

The Company’s 2024 Omnibus Equity Incentive Plan is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (“RSUs”), stock options and other stock based awards.

Share-Based Award Activity
During the three months ended March 31, 2026, the Company granted SAs, RSUs, and PRSUs to executive officers; RSAs to non-employee members of the Board, and RSUs to employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are usually granted with a one-year vesting for non-employee directors, two-year cliff vesting for employee RSAs, and three-year cliff vesting for PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 19,909 shares of common stock from executive officers at a total cost of $1.8 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the three months ended March 31, 2026 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested, December 31, 2025	225	$60.31
Granted	186	$68.09
Vested	(94)	$59.29
Forfeited	(2)	$53.65
Unvested, March 31, 2026	315	$66.14

Share-Based Compensation Expense
Share-based compensation expense was $4.1 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $17.5 million which is expected to be recognized over a weighted-average period of 2.4 years.

9. REVENUE RECOGNITION

Revenue recognition

Home Sales Revenue
Home sale revenues is generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the home is generally satisfied at the home closing date. All seller-paid closing cost incentives, including interest rate buydowns, are recorded as a reduction to residential units revenue.

Land and Lots Revenue
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
Financial Services Revenue
Loan origination fees net of any lender-paid incentives, brokered loan revenue, and discount points are recognized upon loan origination. Expected gains and losses from the sale of residential mortgage loans are included in the measurement of interest rate lock commitments (“IRLCs”) that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of IRLCs and residential mortgage loans available-for-sale are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.
Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy.

Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Customer and builder deposits	$26,062	$25,716
The opening balance of customer and builder deposits was $25.7 million as of January 1, 2026, and the closing balance was $26.1 million as of March 31, 2026, as presented in the table above.The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Type of Customer
Homebuyers	$12,995	$16,102
Homebuilders and Multi-Family Developers	—	364
Total deposits recognized as revenue	$12,995	$16,466

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations on our land sale and lot option contracts is $7.5 million. The Company will recognize the remaining revenue when the lots are taken down, or upon closing for the sale of a land parcel, which is expected to occur in the remainder of 2026.

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

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Residential units revenue	Land and lots revenue	Financial services	Residential units revenue	Land and lots revenue	Financial services
Primary Geographical Market
Central	$340,188	$7,500	$9,501	$349,404	$2,304	$4,867
Southeast	108,299	—	—	132,745	—	—
Total revenues	$448,487	$7,500	$9,501	$482,149	$2,304	$4,867

Type of Customer
Homebuyers	$448,487	$—	$9,501	$482,149	$—	$4,867
Homebuilders and Multi-family Developers	—	7,500	—	—	2,304	—
Total revenues	$448,487	$7,500	$9,501	$482,149	$2,304	$4,867

Product Type
Residential units	$448,487	$—	$9,501	$482,149	$—	$4,867
Land and lots	—	7,500	—	—	2,304	—
Total revenues	$448,487	$7,500	$9,501	$482,149	$2,304	$4,867

Timing of Revenue Recognition
Transferred at a point in time	$448,006	$7,500	$9,501	$482,149	$2,304	$4,867
Transferred over time(1)	481	—	—	—	—	—
Total revenues	$448,487	$7,500	$9,501	$482,149	$2,304	$4,867

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

10. SEGMENT INFORMATION
The Company has four reportable segments - Builder operations Central, Builder operations Southeast, Financial Services and Land Development. Builder operations Central represents operations by our builders in Texas, whereas Builder operations Southeast represents operations by our builders in Georgia and Florida.

Effective for the three months ended March 31, 2026, the Company began reporting its Financial Services operations as a separate reportable segment. Previously, the results of Financial Services were included within the Corporate, Other and Unallocated segment. The Financial Services segment includes mortgage banking, title, and insurance agency operations. This change was made to better reflect the growth and significance of the Financial Services operations and to provide enhanced transparency to investors. Prior period segment information has been recast to conform to the current period presentation, where applicable.

The Financial Services segment includes mortgage banking, title, and insurance agency operations. The Financial Services segment operates generally in the same markets as the Builder operations segments.

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues: (1)
Builder operations
Central	$340,188	$349,404
Southeast	108,299	132,745
Total builder operations	448,487	482,149
Land development	7,500	2,304
Financial services	9,501	4,867
Total revenues	$465,488	$489,320

Gross profit:
Builder operations
Central	$104,986	$117,144
Southeast	35,542	48,461
Total builder operations	140,528	165,605
Land development	1,896	1,118
Corporate, other and unallocated (2)	(10,709)	(10,938)
Total gross profit	$131,715	$155,785

Segment expenses:
Commissions
Central	$17,557	$17,575
Southeast	3,521	4,434
Total builder operations	21,078	22,009

	Three Months Ended March 31,
(in thousands)	2026	2025
Financial services	601	240
Total commissions	$21,679	$22,249

Salaries
Builder operations
Central	$11,350	$11,777
Southeast	5,828	6,158
Total builder operations	17,178	17,935
Financial services	1,663	1,150
Corporate, other and unallocated	1,815	(203)
Total salaries	$20,656	$18,882

Other expenses:
Central	$9,301	$9,455
Southeast	4,053	4,018
Total builder operations	13,354	13,473
Land development	(254)	147
Financial services	2,916	1,668
Corporate, other and unallocated	(578)	(794)
Total other expenses	$15,438	$14,494
Interest expense (income):
Builder operations
Central	$(154)	$(72)
Southeast	$5,211	4,840
Total builder operations	5,057	4,768
Corporate, other and unallocated	(5,057)	(4,768)
Land development	—	—
Total interest expense, net	$—	$—

Total segment expenses:
Central	$38,208	$38,807
Southeast	13,402	14,610
Total builder operations	51,610	53,417
Land development	(254)	147
Financial services	5,180	3,058
Corporate, other and unallocated	1,237	(997)
Total segment expenses	$57,773	$55,625

Income before income taxes:
Central	$67,598	$79,001
Southeast	23,894	34,478
Total builder operations	91,492	113,479
Land development	837	1,220
Financial services	4,321	1,809

	Three Months Ended March 31,
(in thousands)	2026	2025
Corporate, other and unallocated (3)	(12,386)	(10,360)
Income before income taxes	$84,264	$106,148

	March 31, 2026	December 31, 2025
Inventory:
Builder operations
Central	$689,445	$688,219
Southeast	292,923	293,635
Total builder operations	982,368	981,854
Land development	1,116,579	1,063,066
Corporate, other and unallocated	57,038	54,291
Total inventory	$2,155,985	$2,099,211

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. For the three months ended March 31, 2026, Builders had revenues from land or lot closings of $6.2 million and no revenues from land or lot closings for the three months ended March 31, 2025.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

11. MORTGAGE LOANS HELD FOR SALE

The majority of the loans originated by our wholly owned subsidiary, GRBK Mortgage, are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. The Company typically sells the servicing rights for the majority of the loans when they are sold. As of March 31, 2026 and December 31, 2025, loans held for sale had an aggregate fair value of $27.2 million and $49.1 million, respectively, and an aggregate outstanding principal balance of $26.0 million and $48.0 million, respectively. Changes in fair value are substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgage loans were $1.8 million and de minimis for the three months ended March 31, 2026 and March 31, 2025, respectively, and were included in financial services revenue.

Hedging Activities
The Company is party to Interest rate lock commitments (IRLCs) with customers resulting from its mortgage origination operations. The volume of the Company’s derivative activity is driven primarily by the level of mortgage origination activity during the period. The Company uses hedging instruments to mitigate its exposure to interest rate market risk using forward contracts on mortgage-backed securities (FLSCs), which are commitments to either purchase or sell a specified financial instrument at a specific future date for a specified price. Forward contracts on mortgage-backed securities are the main derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

The notional amounts and fair values of derivative financial instruments not designated as hedging instruments are as follows:

	March 31, 2026
	Fair value
	Derivative assets	Derivative liabilities	Notional amount(1)
IRLCs	$1,149	$—	$50,236
FLSCs	335	—	74,993
Total	$1,484	$—

	December 31, 2025
	Fair value
	Derivative assets	Derivative liabilities	Notional amount
IRLCs	$71	$—	$2,249
FLSCs	—	56	11,250
Total	$71	$56

(1)Notional amount has been adjusted for pullthrough rate of 93.2% and 88% as of March 31, 2026 and December 31, 2025, respectively.

12. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments
The Company’s financial instruments, none of which are held for trading purposes, include cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, customer and builder deposits, borrowings on lines of credit, senior unsecured notes, and notes payable.

Assets and liabilities measured and disclosed at fair value are as follows (in thousands):

	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Measured at fair value on a recurring basis
Residential loans available-for-sale	Level 2	$27,186	$49,099
Forward sales contracts	Level 2	335	—
Interest rate lock commitments	Level 3	1,149	70

Disclosed at fair value
Senior unsecured notes	Level 2	$231,095	$257,268
Level 1
Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Level 2

Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value.

The fair value of forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value. Mortgage loans available-for-sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.

Level 3
The Company’s interest rate lock commitments are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The IRLCs are then subject to an estimated loan funding probability, or “pullthrough rate”. Given the significant and unobservable nature of the pullthrough rate assumption, IRLC fair value measurements are classified as Level 3.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three months ended March 31, 2026 and 2025.

13. INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2026 and 2025 was $18.4 million and $22.2 million, respectively. The effective tax rate was 21.9% for the three months ended March 31, 2026, compared to 20.9% in the comparable prior year period. The change in the effective tax rate relates primarily to a decrease in the Energy Efficient Homes tax credits, a decrease in the non-controlled earnings benefit, and an increase in permanently non-deductible expenses in comparison to pre-tax book income.

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

14. EARNINGS PER SHARE
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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Green Brick Partners, Inc.	$60,946	$75,059
Cumulative preferred stock dividends	(719)	(719)
Net income applicable to common stockholders	$60,227	$74,340

Weighted-average number of common shares outstanding - basic	43,149	44,440
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.40	$1.67

Weighted-average number of common shares outstanding - basic	43,149	44,440
Dilutive effect of stock options and restricted stock awards	186	68
Weighted-average number of common shares outstanding - diluted	43,335	44,508
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.39	$1.67
The following shares which could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Green Brick Partners, Inc. per common share (in thousands):

	Three Months Ended March 31,
	2026	2025
Antidilutive options to purchase common stock and restricted stock awards	24	(32)

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During each of the three months ended March 31, 2026 and 2025, GRBK GHO incurred de minimis rent expense under such lease agreements. As of March 31, 2026, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three months ended March 31, 2026 and 2025, GRBK GHO incurred de minimis fees related to title closing services. As of March 31, 2026, and December 31, 2025, no amounts were due to the title company affiliate.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of March 31, 2026 and December 31, 2025, letters of credit and performance bonds outstanding were $0.2 million. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.5 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the weighted-average remaining lease term and the weighted-average discount rate used in calculating our lease liabilities were 4.8 years and 7.5%, respectively.

The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2026 are presented below (in thousands):

Remainder of 2026	$1,587
2027	2,095
2028	2,003
2029	1,665
2030	1,688
Thereafter	837
Total future lease payments	$9,875
Less: Interest	1,634
Present value of lease liabilities	$8,241

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million for each of the three months ended March 31, 2026 and 2025 is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our mortgage capture rate; (c) the success of our Financial Services and its expansion into other markets that we operate in; (d) our future financial and operational performance; (e) our ability to adapt to evolving market conditions; (f) our operational goals and strategies and their anticipated benefits; (g) our ability to deliver efficient and cost-effective growth; (h) our investments in our land acquisition, development and homebuilding activities; (i) the sufficiency of our capital resources and liquidity to support our business strategy and to service our debt; (j) our target debt to total capitalization ratio and its expected benefits; (k) our expectations regarding the timing of lots being taken down and the recognition of revenue; (l) our expectations regarding future cash needs and access to additional growth capital; (m) our expectations regarding the disposition of legal claims and/or claims under a letter of credit or performance bond; (n) the impact of the OBBA on our financial results; (o) seasonal factors and the impact of seasonality in future quarters and (p) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy Signature Homes brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period, and homebuilding gross margin. Our results for each key financial and operating metric, as compared to the same period in 2025, are provided below:

Three Months Ended March 31, 2026
Home deliveries	Decreased by 0.2%
Home closings revenue	Decreased by 7.1%
Average sales price of homes delivered	Decreased by 6.9%
Net new home orders	Decreased by 6.2%
Homebuilding gross margin percentage	Decreased by 320 bps

Our home deliveries were substantially in line in the first quarter of 2026 year over year, while average sales prices decreased primarily as a result of elevated discounts and incentives. Homebuilding gross margins decreased from 32.1% to 28.9% for the three months ended March 31, 2026, primarily due to higher incentives and discounts.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	%
Home closings revenue	$448,006	$482,149	$(34,143)	(7.1)%
Mechanic’s lien contracts revenue	481	—	481	100%
Residential units revenue	$448,487	$482,149	$(33,662)	(7.0)%
New homes delivered	908	910	(2)	(0.2)%
Average sales price of homes delivered	$493.4	$529.8	$(36.4)	(6.9)%

The $33.7 million or 7.0% decrease in residential units revenue was primarily driven by higher discounts and closing cost incentives offered to buyers who originated their loans with our wholly owned mortgage subsidiary. The 6.9% decrease in the average sales price of homes delivered during the three months ended March 31, 2026 is consistent with the decrease in home closings revenue.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	%
Net new home orders	1,037	1,106	(69)	(6.2)%
Revenue from net new home orders	$474,930	$571,028	$(96,098)	(16.8)%
Average selling price of net new home orders	$458.0	$516.3	$(58.3)	(11.3)%
Cancellation rate	7.7%	6.1%	1.6%	26.2%
Absorption rate per average active selling community per quarter	10.1	10.6	(0.5)	(4.7)%
Average active selling communities	103	104	(1)	(1.0)%
Active selling communities at end of period	105	103	2	1.9%
Backlog revenue	$381,252	$584,762	$(203,510)	(34.8)%
Backlog units	649	864	(215)	(24.9)%
Average sales price of backlog	$587.4	$676.8	$(89.4)	(13.2)%

Net new home orders decreased 6.2% over the prior year period while our average active selling communities increased by 1.9%. Revenue from net new home orders declined 16.8% consistent with the 11.3% decline in the average selling price of net new home orders and 6.2% decrease in net new home orders. The absorption rate declined by 4.7% primarily due to persistent headwinds associated with low consumer sentiment and high interest rates.

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

Backlog revenue decreased by 34.8% year-over-year, with a 24.9% decrease in backlog units and 13.2% decrease in the average price of backlog units. As of March 31, 2026, backlog revenue increased 9.8% compared to December 31, 2025. Moreover, our spec units under construction as a percentage of total units under construction declined from 73.3% as of December 31, 2025 to 67.3% as of March 31, 2026.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.7% for the three months ended March 31, 2026, compared to 6.1% for the three months ended March 31, 2025. Our cancellation rate remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Residential units revenue	$448,487	100.0%	$482,149	100.0%
Cost of residential units	318,616	71.0%	327,453	67.9%
Residential units gross margin	$129,871	29.0%	$154,696	32.1%

For the three months ended March 31, 2026, residential units revenue decreased $33.7 million or 7.0% while cost of residential units decreased by $8.8 million, or 2.7%, compared to the same period in the previous year. Residential units gross margin declined by 310 bps to 29.0% for the three months ended March 31, 2026, from 32.1% for the three months ended March 31, 2025. The decrease in residential units gross margin is attributable to higher incentives and discounts.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,		As Percentage of Segment Revenue
	2026	2025	2026	2025
Builder operations	$51,610	$53,417
Corporate, other and unallocated expense	1,237	(997)
Net builder operations	52,847	52,420	11.8%	10.9%
Land development	(254)	147	(3.4)%	6.4%
Total selling, general and administrative expenses	$52,593	$52,567	11.3%	10.7%
Selling, general and administrative expenses as a percentage of revenue increased by 0.6% for the three months ended March 31, 2026.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased from 10.9% in the three months ended March 31, 2025 to 11.8% in the three months ended March 31, 2026 due to an increase in commission and salary expenses as a percentage of revenue. Builder operation expenditures include salary expenses, commissions, corporate allocations, and community costs such as advertising and marketing expense, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment increased approximately $2.2 million due to higher incentive compensation expenses during the three months ended March 31, 2026. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Financial Services
Commencing on January 1, 2026, we began reporting on our Financial Services Operations, which were previously reported within the Corporate segment, as a separate financial services segment. Our Financial Services operations include mortgage banking, title, and insurance agency operations through our wholly owned subsidiaries. The majority of the loans originated by our wholly owned subsidiary, GRBK Mortgage, are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning loans and related servicing rights for only a short period of time.

Operating as a captive business model primarily targeted to support our Builder operations, the business levels of our Financial Services operations are highly correlated to homebuilding, as the customers our homes continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Builder operations as a percentage of total loan opportunities from our Builder operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive financial services business model. The following tables present selected financial information for our Financial Services operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	%
Mortgage revenues	$5,581	$1,275
Title services revenues	3,855	$3,562
Insurance agency commissions	65	30
Total financial services revenues	$9,501	$4,867	4,634	95.2%
Financial services expenses	(5,180)	(3,058)	(2,122)	69.4%
Income before income taxes	$4,321	$1,809	2,512	138.9%
Total originations:
Loans	365	105	260	247.6%
Principal	$150,356	$47,527	102,829	216.4%

	Three Months Ended March 31,
Supplemental data:	2026	2025
Capture rate	71%	64.0%
Average FICO score	742	741
Funded origination breakdown:
Government (FHA, VA, USDA)	42%	31%
Other agency	—%	—%
Total agency	42%	31%
Non-agency	58%	69%
Total funded originations	100%	100%

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $1.1 million, for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other (Loss) Income, Net
Other (loss) income, net, was a $0.3 million net loss for the three months ended March 31, 2026, compared to $0.6 million net other income for the three months ended March 31, 2025.

Income Tax Expense
Income tax expense was $18.4 million for the three months ended March 31, 2026 compared to $22.2 million for the three months ended March 31, 2025. The decrease was substantially due to a lower taxable income.

Lots Owned and Under Contract
The following table presents the lots we owned or controlled, including lot option contracts, as of March 31, 2026 and December 31, 2025. Owned lots are those for which we hold title, and have yet to start vertical construction, while lots under contract are those for which we do not hold title, but have the contractual right to acquire.

	March 31, 2026			December 31, 2025
	Central(1)	Southeast(2)	Total	Central(1)	Southeast(2)	Total
Lots owned
Finished lots	4,365	959	5,324	4,518	663	5,181
Lots in communities under development	27,167	1,438	28,605	26,339	1,703	28,042
Land held for future development(3)	3,800	—	3,800	3,800	—	3,800
Total lots owned	35,332	2,397	37,729	34,657	2,366	37,023

Lots under contract
Lots and land under option contracts	6,327	1,579	7,906	8,297	955	9,252
Lots under option through unconsolidated development joint ventures	3,048	51	3,099	2,488	65	2,553
Total lots under contract(4)	9,375	1,630	11,005	10,785	1,020	11,805
Total lots owned and under contract (5)	44,707	4,027	48,734	45,442	3,386	48,828
Percentage of lots owned	79.0%	59.5%	77.4%	76.3%	69.9%	75.8%

(1)    The Texas market.
(2)    The Georgia and Florida markets.
(3)    Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(4)    As of March 31, 2026 and December 31, 2025, 22.9% and 16.6% of the total lots under contract had refundable deposits.
(5)    Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of March 31, 2026 and December 31, 2025, we had $144.9 million and $154.6 million of unrestricted cash and cash equivalents, respectively. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, or other strategic activities such as stock repurchases.

Our principal uses of capital for the three months ended March 31, 2026 were home construction, land purchases, land development, repayments of lines of credit and senior notes, operating expenses, payment of routine liabilities and stock repurchases. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our homebuilding debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 11.5% as of March 31, 2026.

Additionally, as of March 31, 2026, our net debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 5.5%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a debt to total capitalization ratio of approximately 20%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net debt to total capitalization ratio as of March 31, 2026 (dollars in thousands):

	Total capitalization			Homebuilding Total capitalization(1)
	Gross	Cash and cash equivalents	Net	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$274,133	$(144,934)	$129,199	$249,186	$(138,581)	$110,605
Total Green Brick Partners, Inc. stockholders’ equity	1,916,359	—	1,916,359	1,916,359	—	1,916,359
Total capitalization	$2,190,492	$(144,934)	$2,045,558	$2,165,545	$(138,581)	$2,026,964

Debt to total capitalization ratio	12.5%			11.5%
Net debt to total capitalization ratio			6.3%			5.5%

(1)Homebuilding capitalization ratio excludes cash and debt related to our wholly owned mortgage company.

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and funds provided by borrowings during the three months ended March 31, 2026.

Cash Flows
The following summarizes our primary sources and uses of cash during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

•Operating activities. Net cash provided by operating activities for the three months ended March 31, 2026 was $56.3 million, compared to $68.7 million during the three months ended March 31, 2025. The net cash inflows for the three months ended March 31, 2026 were primarily driven by cash generated from business operations of $95.4 million and deferral of expense payments through a $11.2 million increase in accrued expenses, offset primarily by a $56.5 million increase in inventory.

•Investing activities. Net cash used in investing activities for the three months ended March 31, 2026 was $4.7 million, compared to $12.0 million for the three months ended March 31, 2025. The cash outflows for the three months ended March 31, 2026 were primarily used for investments in unconsolidated entities.

•Financing activities. Net cash used by financing activities for the three months ended March 31, 2026 was $65.5 million, compared to $81.6 million during the three months ended March 31, 2025. The cash outflows were primarily related to repayments of the 2028 Notes of $25.0 million and net repayments of warehouse lines of credit of $21.5 million.

Debt Instruments
Secured Revolving Credit Facility – As of March 31, 2026 and December 31, 2025, we had no amounts outstanding under our $35.0 million Secured Revolving Credit Facility. On March 31, 2026, the Company terminated its secured revolving credit facility. The termination was voluntary and not due to covenant violations or lender action.

Unsecured Revolving Credit Facility – As of March 31, 2026 and December 31, 2025, we had no amounts outstanding under our Unsecured Revolving Credit Facility. On December 10, 2025, the Company entered into the Thirteenth Amendment to this Unsecured Revolving Credit Facility. The Unsecured Revolving Credit Facility was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Unsecured Revolving Credit Facility) and (iii) for other administrative changes. The total commitments remain at $330.0 million. The maturity of all commitments under the facility have been extended to December 14, 2028.

Senior Unsecured Notes - As of March 31, 2026, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate amount of senior unsecured notes outstanding was $237.1 million as of March 31, 2026 compared to $262.0 million as of December 31, 2025, net of issuance costs.
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
•In February 2021, we issued $125.0 million of senior unsecured notes (the “2028 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. The remaining principal on the 2028 Notes is due in increments of $25.0 million annually on February 25 in each of 2027 and 2028.
•In December 2021, we issued $100.0 million of senior unsecured notes (the “2029 Notes”). Interest accrues at an annual rate of 3.25% and is payable quarterly. A required principal prepayment of $30.0 million is due on December 28, 2028. The remaining unpaid principal balance is due on December 28, 2029.

The senior unsecured notes allow optional prepayment of a “make-whole” premium that fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of March 31, 2026. Specifically, under the most restrictive covenants, we are required to maintain the following:
•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of March 31, 2026, our interest coverage on a last 12 months’ basis was 32.6 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,199.0 million. As of March 31, 2026, our Consolidated Tangible Net Worth was $1,915.5 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of March 31, 2026, we had a rolling average ratio of 13.3%.

Warehouse Facilities
GRBK Mortgage, LLC, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	March 31, 2026	December 31, 2025
January 29, 2027	$40,000	$15,135	$16,828
December 15, 2027	40,000	9,812	29,570
January 31, 2027	60,000	—	—
	$140,000	$24,947	$46,398

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of March 31, 2026.

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

As of March 31, 2026, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months and fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Preferred Equity
As of March 31, 2026 and December 31, 2025, was had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on our Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends payable quarterly in arrears. During the three months ended March 31, 2026 and 2025, we paid dividends of $0.7 million on our Series A Preferred Stock. On April 20, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on our Series A Preferred Stock. The dividend is payable on June 15, 2026 to stockholders of record as of June 1, 2026.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts to acquire lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. As of March 31, 2026, the Company did not participate in any land banking arrangements.

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

As of March 31, 2026, we had earnest money deposits of $12.6 million at risk associated with contracts to purchase 8,552 lots past feasibility studies with an aggregate purchase price of approximately $358.3 million.

Seasonality
The homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is highly dependent on the number of active selling communities, timing of new community openings, interest rates and other market factors. Since it typically takes three to nine months to construct a new home, we normally deliver more homes in the second half of the year as spring and summer home orders are delivered. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries typically occur during the second half of the year.

Critical Accounting Policies
Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements
See Note 1 in the Notes to the Condensed Consolidated Financial Statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2026	48,656	$63.72	48,656	$13,997,000
February 1 - February 28, 2026	—	—	—	13,997,000
March 1 - March 31, 2026	65,193	63.04	65,193	9,887,000
Total	113,849		113,849

(1)    On February 17, 2025, the Board approved and authorized a new $100 million stock repurchase program (the “2025 Repurchase Plan”). This plan authorized the Company to purchase, from time to time, up to $100 million of our outstanding Common Stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased were retired. During the three months ended March 31, 2026, the Company completed open market repurchases under the 2025 Share Repurchase Plan of 113,849 shares for approximately $7.2 million, excluding excise tax. On December 11, 2025, the Company’s Board authorized a new share repurchase program of up to $150.0 million (the “2026 Repurchase Plan”), in addition to the remaining amounts under the previous repurchase plan. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board any time in its sole discretion. Repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. All shares repurchased will be retired.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K/A filed on May 11, 2026, management identified a material weakness as of December 31, 2025. The material weakness stemmed from our risk assessment process not being sufficiently precise to identify, on a timely basis, that a prior immaterial conclusion related to ASC 606 Revenue from Contracts with Customers (“ASC 606”) had become material as conditions changed. Management determined that a control process was not implemented at a level of precision to ensure that an accounting standard that was not material upon adoption continued to be tested for materiality upon changes in the Company’s business practices.

Remediation of this material weakness was completed as of March 31, 2026 and included implementation of the following enhanced policies and controls:
•Management revised its accounting policy on ASC 606 to provide for explicit consideration of incentives payable to or on behalf of customers and expanded guidance regarding the characterization and treatment of these types of closing cost incentives;
•Management enhanced its quarterly “Accounting Disclosure Checklist” control to add an additional entity-level control that specifically includes a reassessment of previously adopted accounting standards to our financials and includes a documented quarterly assessment of (a) new accounting guidance and (b) changes in the Company’s business practices and significant transaction types to determine whether previously adopted accounting conclusions remain appropriate;
•Management has implemented communication processes at the corporate level and throughout all the builders to ensure that all individuals in control positions understand the correct interpretation and application of ASC 606 with respect to cost incentives and variable consideration; and
•The Company has appointed new individuals in key roles within the finance and accounting department.

Changes in Internal Control over Financial Reporting
Except for the material weakness and remediation discussed above, during the three months ended March 31, 2026, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

In connection with its annual review of the base salaries of the executive officers, the Compensation Committee elected to increase Bobby Samuel’s base salary from $500,000 to $575,000, which was effective as of January 1, 2026, in order to align Mr. Samuel’s salary with that of the Company’s other executive vice presidents.

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

Date:    May 11, 2026