Form 10-Q
period 2026-06-30
Green Brick Partners, Inc.
filed 2026-07-29
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
NYSE Texas
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

The number of shares of the Registrant’s common stock outstanding as of July 23, 2026 was 43,010,696.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$131,642	$154,590
Restricted cash	22,766	36,395
Receivables	28,337	39,982
Real estate inventory:
Inventory owned	2,091,391	1,941,524
Consolidated inventory related to VIE	162,498	157,687
Total inventory	2,253,889	2,099,211
Mortgage loans held for sale	34,765	49,099
Investments in unconsolidated entities	77,708	93,050
Right-of-use assets - operating leases	6,740	7,475
Property and equipment, net	6,390	6,316
Earnest money deposits	10,683	13,151
Deferred income tax assets, net	11,243	11,243
Intangible assets, net	154	197
Goodwill	680	680
Other assets	25,754	23,378
Total assets	$2,610,751	$2,534,767
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$110,927	$94,516
Accrued expenses	132,602	152,637
Customer and builder deposits	26,422	25,716
Lease liabilities - operating leases	7,844	8,637
Borrowings on lines of credit, net	(2,152)	(2,465)
Senior unsecured notes, net	237,164	261,972
Warehouse lines of credit	34,632	46,398
Notes payable	14,371	14,371
Total liabilities	561,810	601,782
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	55,035	52,271
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 43,010,895 and 43,205,947 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	430	432
Additional paid-in capital	241,886	243,816
Retained earnings	1,685,577	1,567,111
Total Green Brick Partners, Inc. stockholders’ equity	1,975,496	1,858,962
Noncontrolling interests	18,410	21,752
Total equity	1,993,906	1,880,714
Total liabilities and equity	$2,610,751	$2,534,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Residential units revenue	$471,996	$532,525	$920,483	$1,014,674
Land and lots revenue	9,600	2,038	17,100	4,342
	481,596	534,563	937,583	1,019,016
Financial services revenue	12,243	6,315	21,915	11,182
Total revenues	493,839	540,878	959,498	1,030,198

Homebuilding cost of revenues
Cost of residential units	331,418	366,072	650,034	693,525
Cost of land and lots	4,902	977	10,558	2,192
	336,320	367,049	660,592	695,717
Financial services expenses	(6,604)	(3,420)	(11,955)	(6,478)
Selling, general and administrative expenses	(54,396)	(57,437)	(106,989)	(110,004)
Equity in income of unconsolidated entities	611	511	1,731	984
Other income (loss), net	2,347	(1,195)	2,047	(547)
Income before income taxes	99,477	112,288	183,740	218,436
Income tax expense	20,699	22,957	39,124	45,180
Net income	78,778	89,331	144,616	173,256
Less: Net income attributable to noncontrolling interests	4,608	7,383	9,501	16,249
Net income attributable to Green Brick Partners, Inc.	$74,170	$81,948	$135,115	$157,007

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.71	$1.86	$3.10	$3.53
Diluted	$1.70	$1.85	$3.09	$3.52
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	43,070	43,770	43,110	44,103
Diluted	43,279	43,824	43,304	44,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended June 30, 2026 and 2025:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
March 31, 2026	43,146,177	$431	2,000	$47,603	—	$—	$247,623	$1,620,702	$1,916,359	$15,258	$1,931,617
Issuance of common stock from equity incentive plan, net of forfeitures	12,695	—	—	—	—	—	—	—	—	—	—
Withholdings from share-based compensation awards	(4,951)	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2,137	—	2,137	—	2,137
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(143,026)	(9,400)	—	—	(9,400)	—	(9,400)
Retirement of treasury shares	(143,026)	(1)	—	—	143,026	9,400	(823)	(8,576)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(7,051)	—	(7,051)	—	(7,051)
Net income	—	—	—	—	—	—	—	74,170	74,170	3,152	77,322
June 30, 2026	43,010,895	$430	2,000	$47,603	—	$—	$241,886	$1,685,577	$1,975,496	$18,410	$1,993,906

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
March 31, 2025	44,593,967	$446	2,000	$47,603	(282,821)	$(16,919)	$252,728	$1,407,054	$1,690,912	$22,536	$1,713,448
Issuance of common stock from equity incentive plan, net of forfeitures	—	1	—	—	—	—	(71)	—	70	—	70
Withholdings from share-based compensation awards	(1,191)	(1)	—	—	—	—	(1)	—	(2)	—	(2)
Share-based compensation	—	—	—	—	—	—	1,389	—	1,389	—	1,389
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(744,857)	(43,817)	—	—	(43,882)	—	(43,882)
Treasury stock retirement	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(4,203)	—	(4,203)	—	(4,203)
Distributions	—	—	—	—	—	—	—	—	—	(5,124)	(5,124)
Net income	—	—	—	—	—	—	—	81,948	81,948	6,150	88,098
June 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the six months ended June 30, 2026 and 2025:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	43,205,947	$432	2,000	$47,603	—	$—	$243,816	$1,567,111	$1,858,962	$21,752	$1,880,714
Issuance of common stock from equity incentive plan, net of forfeitures	86,683	1	—	—	—	—	2,425	—	2,426	—	2,426
Withholdings from share-based compensation awards	(24,860)	—	—	—	—	—	(1,799)	—	(1,799)	—	(1,799)
Share-based compensation	—	—	—	—	—	—	3,783	—	3,783	—	3,783
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases		—	—	—	(256,875)	(16,685)	—	—	(16,685)	—	(16,685)
Retirement of treasury shares	(256,875)	(3)	—	—	256,875	16,685	(1,471)	(15,211)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(4,868)	—	(4,868)	—	(4,868)
Distributions	—	—	—	—	—	—	—	—	—	(9,278)	(9,278)
Net income	—	—	—	—	—	—	—	135,115	135,115	5,936	141,051
June 30, 2026	43,010,895	$430	2,000	$47,603	—	$—	$241,886	$1,685,577	$1,975,496	$18,410	$1,993,906

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	2	—	—	—	—	7,075	—	7,077	—	7,077
Withholdings from vesting of restricted stock awards	(52,599)	(1)	—	—	—	—	(3,059)	—	(3,060)	—	(3,060)
Share-based compensation	—	—	—	—	—	—	2,358	—	2,358	—	2,358
Dividends	—	—	—	—	—	—	—	(1,438)	(1,438)	—	(1,438)
Stock repurchases	—	—	—	—	(1,027,678)	(60,736)	—	(65)	(60,801)	—	(60,801)
Retirement of treasury shares	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(1,185)	—	(1,185)	—	(1,185)
Distributions	—	—	—	—	—	—	—	—	—	(16,624)	(16,624)
Net income	—	—	—	—	—	—	—	157,007	157,007	12,147	169,154
June 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$144,616	$173,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,159	2,487
Loss (gain) on disposal of property and equipment, net	—	(8)
Share-based compensation expense	6,209	9,523
Equity in income of unconsolidated entities	(1,731)	(984)
Allowances for option deposits and pre-acquisition costs	1,546	3,229
Distributions from unconsolidated entities	27,082	3,424
Changes in operating assets and liabilities:
Decrease (increase) in receivables	11,645	(28,139)
Increase in inventory	(154,011)	(38,572)
Decrease (increase) in earnest money deposits	2,411	(1,778)
Decrease in mortgage loans held for sale	14,334	—
(Increase) decrease in other assets	(3,923)	6,962
Increase in accounts payable	16,411	19,084
Decrease in accrued expenses	(20,036)	(7,591)
Increase in customer and builder deposits	707	2,567
Net cash provided by operating activities	47,419	143,460
Cash flows from investing activities:
Investments in unconsolidated entities	(10,009)	(24,200)
Purchases of property and equipment	(2,190)	(1,400)
Net cash used in investing activities	(12,199)	(25,600)
Cash flows from financing activities:
Borrowings from lines of credit	50,000	95,000
Repayments of lines of credit	(50,000)	(120,000)
Repayments of senior unsecured notes	(25,000)	(25,000)
Net (repayments) borrowings of warehouse lines of credit	(11,766)	4,194
Payments of debt issuance costs	(162)	(71)
Payments of withholding tax on vesting of restricted stock awards	(1,799)	(3,059)
Repurchases of common stock	(16,685)	(60,736)
Dividends paid	(1,438)	(1,438)
Distributions to redeemable noncontrolling interest	(5,669)	(4,029)
Distributions to noncontrolling interests	(9,278)	(16,624)
Net cash used in financing activities	(71,797)	(131,763)
Net decrease in cash and cash equivalents and restricted cash	(36,577)	(13,903)
Cash and cash equivalents and restricted cash, beginning of period	190,985	159,696
Cash and cash equivalents and restricted cash, end of period	$154,408	$145,793
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$42,256	$35,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”), but do not include all of the information and footnotes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments of a normal, recurring nature necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or subsequent periods due to seasonal variations and other factors.

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

For a complete set of the Company’s significant accounting policies, refer to Note 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025.

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

The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

2. INVENTORY

A summary of inventory is as follows (in thousands):

	June 30, 2026	December 31, 2025
Homes completed or under construction	$636,028	$621,677
Land and lots - developed and under development	1,596,897	1,452,072
Land held for future development(1)	19,228	14,481
Land held for sale	1,736	10,981
Total inventory	$2,253,889	$2,099,211

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of June 30, 2026, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three months ended June 30, 2026, the Company did not record an impairment charge. For the six months ended June 30, 2026, the Company recorded a $0.9 million impairment charge to reduce the carrying value of inventory to fair value, which was recognized during the three months ended March 31, 2026. This impairment charge was included in cost of residential units in our consolidated statements of income.

For the three and six months ended June 30, 2025, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest capitalized at beginning of period	$30,578	$27,800	$29,742	$26,621
Interest incurred	2,647	3,220	5,607	6,661
Interest charged to cost of revenues	(2,307)	(2,626)	(4,431)	(4,888)
Interest capitalized at end of period	$30,918	$28,394	$30,918	$28,394

Capitalized interest as a percentage of inventory	1.4%	1.4%

3. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	June 30, 2026	December 31, 2025
Rainwater Crossing Single-Family, LLC(1)	$37,911	$51,484
GBTM Sendera, LLC	21,985	21,985
EJB River Holdings, LLC	6,306	8,075
TMGB Magnolia Ridge, LLC	11,506	11,506
Total investment in unconsolidated entities	$77,708	$93,050

(1)    Decrease is due to $23.6 million in distributions as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss from its investments in unconsolidated entities was $119.5 million and $140.2 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC (“Rainwater Crossing”) of $9.2 million and $9.6 million as of June 30, 2026 and December 31, 2025, respectively. In addition, the Company has a completion guarantee up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC.
A summary of the unaudited condensed financial information of the unconsolidated entities as of June 30, 2026 and December 31, 2025 that are accounted for by the equity method is as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Cash	$7,632	$10,713
Accounts receivable	326	1,615
Bonds and notes receivable	9,185	9,599
Inventory	150,472	177,003
Other assets	6,482	2,283
Total assets	$174,097	$201,213
Liabilities:
Accounts payable	$11,273	$8,050
Accrued expenses and other liabilities	—	10,746
Notes payable	36,240	37,274
Total liabilities	47,513	56,070
Owners’ equity:
Green Brick(1)	81,175	93,050
Others	45,409	52,093
Total owners’ equity	126,584	145,143
Total liabilities and owners’ equity	$174,097	$201,213

(1)    A $3.5 million basis difference exists between the Company’s Rainwater Crossing capital balance and its investment in the joint venture due to profit recognized by the joint venture on lots taken down by Green Brick homebuilders. The Company will recognize this profit ratably through equity in income of unconsolidated entities when these lots are closed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$39,306	$14,205	$48,176	$17,519
Costs and expenses	33,878	13,181	40,508	15,551
Net earnings of unconsolidated entities	$5,428	$1,024	$7,668	$1,968
Company’s share in net earnings of unconsolidated entities	$611	$511	$1,731	$984

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC (“TPG”) were $186.0 million and $172.7 million, respectively, as of June 30, 2026. As of December 31, 2025, TPG’s assets and liabilities were $184.5 million and $163.9 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

A summary of the Company’s accrued expenses is as follows (in thousands):

	June 30, 2026	December 31, 2025
Federal income tax payable	$48,248	$47,200
Real estate development reserve to complete(1)	18,899	31,708
Accrued compensation	16,812	16,911
Accrued property tax payable	10,919	12,635
Warranty reserve	10,402	12,920
Self-insurance reserve	8,477	7,021
Other accrued expenses	18,845	24,242
Total accrued expenses	$132,602	$152,637

(1)Our real estate development reserve to complete consists of budgeted costs to complete the development of our communities.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty accrual, beginning of period	$13,238	$17,635	$12,920	$17,373
Warranties issued	979	1,889	2,127	3,545
Changes in liability for existing warranties	(2,763)	(4)	(2,764)	(293)
Payments made	(1,052)	(1,324)	(1,881)	(2,429)
Warranty accrual, end of period	$10,402	$18,196	$10,402	$18,196

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	—	—
Warehouse Facilities	34,632	46,398
Debt issuance costs, net of amortization	(2,152)	(2,465)
Total borrowings on lines of credit, net	$32,480	$43,933

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

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	June 30, 2026	December 31, 2025
January 29, 2027	$40,000	$—	$16,828
January 31, 2027	60,000	31,002	—
December 15, 2027	40,000	3,630	29,570
	$140,000	$34,632	$46,398

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

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of June 30, 2026.

Under the Warehouse Facilities, banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within 30 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$50,000	$50,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	50,000	75,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(336)	(528)
Total senior unsecured notes, net	$237,164	$261,972

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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2026.

6. REDEEMABLE NONCONTROLLING INTEREST

The Company has a noncontrolling interest attributable to the 20% minority interest in GRBK GHO Homes, LLC (“GRBK GHO”) owned by our Florida-based partner that is included as redeemable noncontrolling interest in equity of the consolidated subsidiary in the Company’s condensed consolidated financial statements.
The Company entered into a put/call agreement (“Put/Call Agreement”) with respect to the equity interest in the joint venture held by the minority partner. The Put/Call Agreement provides that the 20% ownership interest in GRBK GHO held by the minority partner would be subject to put and purchase options. On July 7, 2026, the Company and the minority partner amended the operating agreement of GRBK GHO to change the start of the put and purchase options from April 2027 to April 2030. The exercise price would be based on the financial results of GRBK GHO for the completed quarters prior to exercise of the option and commencing with the second quarter of 2021. If the minority partner does not exercise the put option, we have the option, but not the obligation, to buy the 20% interest in GRBK GHO from our partner.
Refer to Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025 for additional information.

The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$52,198	$44,560
Net income attributable to redeemable noncontrolling interest partner	1,455	1,233
Distributions of income to redeemable noncontrolling interest partner	(5,669)	(4,029)
Change in fair value of redeemable noncontrolling interest	7,051	4,203
Redeemable noncontrolling interest, end of period	$55,035	$45,967

	Six Months Ended June 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$52,271	$44,709
Net income attributable to redeemable noncontrolling interest partner	3,565	4,102
Distributions of income to redeemable noncontrolling interest partner	(5,669)	(4,029)
Change in fair value of redeemable noncontrolling interest	4,868	1,185
Redeemable noncontrolling interest, end of period	$55,035	$45,967

7. STOCKHOLDERS’ EQUITY

Share Repurchase Plan
On February 17, 2025, the Company’s Board of Directors (the “Board”) approved and authorized a $100.0 million stock repurchase program (the “2025 Repurchase Plan”), replacing the prior plan authorized on April 27, 2023, which had a remaining authorization of $55.9 million. On December 11, 2025, the Board authorized an additional $150.0 million of repurchases under the Repurchase Plan. The Repurchase Plan authorizes the Company to purchase, from time to time, our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Board.

During the three and six months ended June 30, 2025, the Company completed open market repurchases under the Share Repurchase Plan of 744,857 and 1,027,678 shares for approximately $43.4 million and $60.1 million, excluding excise tax. These shares were subsequently retired.

During the three and six months ended June 30, 2026, the Company completed open market repurchases under the Share Repurchase Plan of 143,026 and 256,875 shares, respectively for approximately $9.3 million and $16.5 million, excluding excise tax. As of June 30, 2026, the remaining dollar value of shares that may be repurchased under the Repurchase Plan was $150.6 million, excluding excise tax. As of June 30, 2026, all repurchased shares were retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at June 30, 2026 and December 31, 2025.

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

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $1.4 million for each of the three and six months ended June 30, 2026 and 2025.

On July 23, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on September 15, 2026 to stockholders of record as of September 1, 2026.

8. SHARE-BASED COMPENSATION

On June 11, 2024, the 2024 Omnibus Incentive Plan was approved by the stockholders of the Company. As of June 11, 2024, no further awards may be made under the Company’s 2014 Omnibus Equity Incentive Plan. The Company’s 2024 Omnibus Equity Incentive Plan is administered by the Board and allows for the grant of stock awards (“SAs”), restricted stock awards (“RSAs”), performance restricted stock units (“PRSUs”), restricted stock units (“RSUs”), stock options and other stock based awards.

Share-Based Award Activity
During the six months ended June 30, 2026, the Company granted SAs and RSUs to executive officers, RSAs to non-employee members of the Board, and PRSUs to executive officers and employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are generally granted with a one-year vesting for non-employee directors, three-year cliff vesting for employee PRSUs, and various vesting schedules for executive officer PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 24,860 shares of common stock from executive officers and employees at a total cost of $1.8 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the six months ended June 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested, December 31, 2025	225	$56.08
Granted	188	$66.34
Vested	(94)	$58.42
Forfeited	(3)	$56.33
Unvested, June 30, 2026	316	$61.47

Share-Based Compensation Expense
Share-based compensation expense was $2.1 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, share-based compensation expense was $6.2 million and $9.5 million, respectively.

As of June 30, 2026, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $15.5 million which is expected to be recognized over a weighted-average period of 2.2 years.

9. REVENUE RECOGNITION

Revenue recognition

Home Sales Revenue
Home sale revenue is generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the home is generally satisfied at the home closing date. All seller-paid closing cost incentives, including interest rate buydowns, are recorded as a reduction to residential units revenue.

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
Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Customer and builder deposits	$26,422	$25,716

The opening balance of customer and builder deposits was $25.7 million as of January 1, 2026, and the closing balance was $26.4 million as of June 30, 2026, as presented in the table above. The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Type of Customer
Homebuyers	$11,584	$15,165	$19,942	$25,934
Homebuilders and Multi-Family Developers	50	279	50	643
Total deposits recognized as revenue	$11,634	$15,444	$19,992	$26,577

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount allocated to the remaining performance obligations on our land sale and lot option contracts is $7.5 million. The Company will recognize the remaining revenue when and if the lots are taken down, or upon closing for the sale of a land parcel, all of which is expected to occur in the remainder of 2026.

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

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$381,101	$9,600	$407,944	$2,038
Southeast	90,895	—	124,581	—
Total revenues	$471,996	$9,600	$532,525	$2,038

Type of Customer
Homebuyers	$471,996	$—	$532,525	$—
Homebuilders and Multi-family Developers	—	9,600	—	2,038
Total revenues	$471,996	$9,600	$532,525	$2,038

Product Type
Residential units	$471,996	$—	$532,525	$—
Land and lots	—	9,600	—	2,038
Total revenues	$471,996	$9,600	$532,525	$2,038

Timing of Revenue Recognition
Transferred at a point in time	$471,455	$9,600	$532,525	$2,038
Transferred over time(1)	541	—	—	—
Total revenues	$471,996	$9,600	$532,525	$2,038

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$721,289	$17,100	$757,348	$4,342
Southeast	199,194	—	257,326	—
Total revenues	$920,483	$17,100	$1,014,674	$4,342

Type of Customer
Homebuyers	$920,483	$—	$1,014,674	$—
Homebuilders and Multi-family Developers	—	17,100	—	4,342
Total revenues	$920,483	$17,100	$1,014,674	$4,342

Product Type
Residential units	$920,483	$—	$1,014,674	$—
Land and lots	—	17,100	—	4,342
Total revenues	$920,483	$17,100	$1,014,674	$4,342

Timing of Revenue Recognition
Transferred at a point in time	$919,461	$17,100	$1,014,674	$4,342
Transferred over time(1)	1,022	—	—	—
Total revenues	$920,483	$17,100	$1,014,674	$4,342

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

Commencing on January 1, 2026, the Company began reporting its Financial Services operations as a separate reportable segment. Previously, the results of Financial Services were included within the Corporate, Other and Unallocated segment. This change was made to better reflect the growth and significance of the Financial Services operations and to provide enhanced transparency to investors. Prior period segment information has been recast to conform to the current period presentation, where applicable.

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

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues: (1)
Builder operations
Central	$381,101	$407,944	$721,289	$757,348
Southeast	90,895	124,581	199,194	257,326
Total builder operations	471,996	532,525	920,483	1,014,674
Land development	9,600	2,038	17,100	4,342
Financial services	12,243	6,315	21,915	11,182
Total revenues	$493,839	$540,878	$959,498	$1,030,198

Gross profit:
Builder operations
Central	$119,530	$135,722	$224,516	$252,944
Southeast	31,478	41,961	67,020	90,422
Total builder operations	151,008	177,683	291,536	343,366

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Land development	4,698	1,081	6,594	2,199
Corporate, other and unallocated (2)	(10,430)	(11,250)	(21,139)	(22,266)
Total gross profit	$145,276	$167,514	$276,991	$323,299

Segment selling, general, and administrative expenses:
Commissions
Builder operations
Central	$18,982	$20,319	$36,539	$37,894
Southeast	3,144	4,534	6,665	8,968
Total builder operations	22,126	24,853	43,204	46,862
Financial services	839	263	1,440	503
Total commissions	$22,965	$25,116	$44,644	$47,365

Salaries
Builder operations
Central	$11,123	$11,466	$22,476	$23,243
Southeast	5,656	6,547	11,484	12,705
Total builder operations	16,779	18,013	33,960	35,948
Financial services	1,781	1,196	3,444	2,346
Corporate, other and unallocated	2,252	208	4,067	5
Total salaries	$20,812	$19,417	$41,471	$38,299

Interest expense (income):
Builder operations
Central	$(98)	$(153)	$(252)	$(225)
Southeast	4,371	6,309	9,582	11,149
Total builder operations	4,273	6,156	9,330	10,924
Corporate, other and unallocated	(4,273)	(6,156)	(9,330)	(10,924)
Total interest expense, net	$—	$—	$—	$—

Other selling, general and administrative expenses
Builder operations
Central	$9,694	$9,660	$18,992	$19,115
Southeast	3,700	4,198	7,768	8,216
Total builder operations	13,394	13,858	26,760	27,331
Land development	(38)	238	(292)	385
Financial services	3,984	1,961	7,071	3,629
Corporate, other and unallocated	(117)	267	(710)	(527)
Total other expenses	$17,223	$16,324	$32,829	$30,818

Total selling, general and administrative expenses
Builder operations
Central	$39,799	$41,445	$78,007	$80,252
Southeast	12,500	15,279	25,917	29,889
Total builder operations	52,299	56,724	103,924	110,141

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Land development	(38)	238	(292)	385
Financial services	6,604	3,420	11,955	6,478
Corporate, other and unallocated	2,135	475	3,357	(522)
Total segment expenses	$61,000	$60,857	$118,944	$116,482

Income (loss) before income taxes:
Central	$80,462	$92,904	$148,060	$171,905
Southeast	19,884	27,795	43,778	62,273
Total builder operations	100,346	120,699	191,838	234,178
Land development	5,792	689	6,629	1,909
Financial services	5,657	2,964	9,978	4,773
Corporate, other and unallocated (3)	(12,318)	(12,064)	(24,705)	(22,424)
Income before income taxes	$99,477	$112,288	$183,740	$218,436

	June 30, 2026	December 31, 2025
Inventory:
Builder operations
Central	$739,652	$688,219
Southeast	302,672	293,635
Total builder operations	1,042,324	981,854
Land development	1,153,892	1,063,066
Corporate, other and unallocated	57,673	54,291
Total inventory	$2,253,889	$2,099,211

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. Land or lot closings revenue was $9.6 million and $17.1 million for the three and six months ended June 30, 2026, respectively. Land and lots closings revenue were $2.0 million and $4.3 million for the three and six months ended June 30, 2025, respectively.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

11. MORTGAGE LOANS HELD FOR SALE

The majority of the loans originated by our wholly owned subsidiary, GRBK Mortgage, are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. The Company typically sells the servicing rights when the loans are sold. As of June 30, 2026 and December 31, 2025, loans held for sale had an aggregate fair value of $34.8 million and $49.1 million, respectively, and an aggregate outstanding principal balance of $35.0 million and $48.0 million, respectively. Changes in fair value are substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgage loans were $6.3 million and $8.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million for the three and six months ended June 30, 2025, respectively, and were included in financial services revenue.

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

The notional amounts and fair values of derivative financial instruments not designated as hedging instruments are as follows:

	June 30, 2026
	Fair value
	Derivative assets	Derivative liabilities	Notional amount(1)
IRLCs	$2,142	$—	$65,667
FLSCs	—	(79)	72,000
Total	$2,142	$(79)

	December 31, 2025
	Fair value
	Derivative assets	Derivative liabilities	Notional amount
IRLCs	$71	$—	$2,249
FLSCs	—	(56)	11,250
Total	$71	$(56)

(1)Notional amount has been adjusted for pullthrough rate of 94.1% and 88% as of June 30, 2026 and December 31, 2025, respectively.

12. INCOME TAXES

The Company’s income tax expense for the three and six months ended June 30, 2026 was $20.7 million and $39.1 million, respectively, compared to $23.0 million and $45.2 million in the prior year periods. The effective tax rate was 20.8% and 21.3% for the three and six months ended June 30, 2026, respectively, compared to 20.4% and 20.7% in the comparable prior year periods. The change in the effective tax rate relates primarily to tax benefits from investment tax credits, a decrease in the non-controlled earnings benefit and an increase in permanently non-deductible expenses in comparison to pre-tax book income.

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

13. EARNINGS PER SHARE

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Green Brick Partners, Inc.	$74,170	$81,948	$135,115	$157,007
Preferred dividends	(719)	(719)	(1,438)	(1,438)
Net income applicable to common stockholders	73,451	81,229	133,677	155,569

Weighted-average number of common shares outstanding - basic	43,070	43,770	43,110	44,103
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.71	$1.86	$3.10	$3.53

Weighted-average number of common shares outstanding - basic	43,070	43,770	43,110	44,103
Dilutive effect of stock options and restricted stock awards	209	54	194	85
Weighted-average number of common shares outstanding - diluted	43,279	43,824	43,304	44,188
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.70	$1.85	$3.09	$3.52

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

Assets and liabilities measured and disclosed at fair value are as follows (in thousands):

	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Measured at fair value on a recurring basis
Mortgage loans held for sale	Level 2	$34,765	$49,099
Forward sales contracts	Level 2	(79)	(56)
Interest rate lock commitments	Level 3	2,142	70

Disclosed at fair value
Senior unsecured notes	Level 2	$231,042	$257,268

Level 1
Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-

term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Level 2
Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value.

The fair value of forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value. Mortgage loans held for sale are recorded at fair value when funded, and thereafter are carried at fair value, net of deferred origination costs, until sold.

Level 3
The Company’s interest rate lock commitments are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The IRLCs are then subject to an estimated loan funding probability, or “pullthrough rate”. If the contract converts to a loan, the implied value, which is solely based upon interest rate changes, is incorporated in the basis of the fair value of the loan. If the IRLC does not convert to a loan, the basis is reduced to zero as the contract has no continuing value. Given the significant and unobservable nature of the pullthrough rate assumption, IRLC fair value measurements are classified as Level 3.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and six months ended June 30, 2026 and 2025.

15. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026 and 2025, the Company had the following related party transactions in the normal course of business.

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

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2026 and 2025, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of June 30, 2026 and December 31, 2025, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and six months ended June 30, 2026 and 2025, GRBK GHO incurred de minimis fees related to such title closing services. As of June 30, 2026, and December 31, 2025, no amounts were due to the title company affiliate.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of June 30, 2026 and December 31, 2025, letters of credit and performance bonds outstanding were $0.2 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.5 million and $1.0 million for the three and six months ended June 30, 2026, and $0.4 million and $0.8 million for the three and six months ended June 30, 2025, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.8 million in the prior year periods.
As of June 30, 2026, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 4.6 years and 7.5%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2026 are presented below (in thousands):

Remainder of 2026	$1,044
2027	2,095
2028	2,003
2029	1,665
2030	1,688
Thereafter	837
Total future lease payments	9,332
Less: Interest	1,488
Present value of lease liabilities	$7,844

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.3 million and $0.5 million for the three and six months ended June 30, 2026, and $0.2 million and $0.5 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our balance sheet strategies, operational strength and margin performance; (b) our operational goals and strategies and their anticipated benefits; (c) our expectations for our financial services segment (d) our intentions to deploy leverage to facilitate investments in our land acquisition, development and homebuilding activities; (e) the sufficiency of our capital resources and liquidity to support our business strategy and to service our debt; (f) sales of our finished lots; (g) our target debt to total capitalization ratio and its expected benefits; (h) our expectations regarding the timing of lots being taken down and the recognition of revenue; (i) our expectations regarding future cash needs; (j) our expectations regarding the disposition of legal claims and/or claims under a letter of credit or performance bond; (k) seasonal factors and the impact of seasonality in future quarters and (l) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy Signature Homes brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2025 for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on May 11, 2026 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook
Our key financial and operating metrics are home deliveries, home closings revenue, average sales price of homes delivered, and net new home orders, which refers to sales contracts executed reduced by the number of sales contracts canceled during the relevant period, homebuilding gross margin, and incentives on homes closed as a percentage of residential units revenue. Our results for each key financial and operating metric, as compared to the same period in 2025, are provided below:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Home deliveries	Increased by 0.5%	Increased by 0.2%
Home closings revenue	Decreased by 11.5%	Decreased by 9.4%
Average sales price of homes delivered	Decreased by 11.9%	Decreased by 9.5%
Net new home orders	Increased by 18.8%	Increased by 5.1%
Homebuilding gross margin percentage	Decreased by 1.5%	Decreased by 2.3%
Incentives on homes closed as a percentage of residential units revenue	Increased by 2.3%	Increased by 3.5%

Our home deliveries were substantially in line in the second quarter of 2026 year over year, while average sales prices decreased primarily as a result of elevated discounts and incentives. Homebuilding gross margins decreased from 31.3% to 29.8% for the three months ended June 30, 2026, primarily due to higher incentives and product mix.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change	%
Home closings revenue	$471,455	$532,525	$(61,070)	(11.5)%
Mechanic’s lien contracts revenue	541	—	541	100%
Residential units revenue	$471,996	$532,525	$(60,529)	(11.4)%
New homes delivered	1,047	1,042	5	0.5%
Average sales price of homes delivered	$450.3	$511.1	$(60.8)	(11.9)%

Residential units revenue decreased 11.4% and new homes delivered were substantially in line with the prior year period. The 11.9% decrease in the average sales price of homes delivered during the three months ended June 30, 2026, is due to increased incentives and product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change	%
Net new home orders	1,079	908	171	18.8%
Revenue from net new home orders	$488,627	$454,900	$33,727	7.4%
Average selling price of net new home orders	$452.9	$501.0	$(48.1)	(9.6)%
Cancellation rate	7.8%	9.9%	(2.1)%	(21.2)%
Absorption rate per average active selling community per quarter	10.0	8.9	1.1	12.4%
Average active selling communities	108	102	6	5.9%
Active selling communities at end of period	106	102	4	3.9%
Backlog revenue	$387,376	$507,137	$(119,761)	(23.6)%
Backlog units	681	730	(49)	(6.7)%
Average sales price of backlog	$568.8	$694.7	$(125.9)	(18.1)%

Net new home orders increased 18.8% to 1,079 for the three months ended June 30, 2026, compared to 908 for the three months ended June 30, 2025, while average active selling communities increased by 5.9% to 108 communities. Revenue from net new home orders increased $33.7 million, or 7.4%, to $488.6 million, partially offset by a 9.6% decrease in the average selling price of net new home orders to $452.9 thousand, driven primarily by a higher mix of orders from Trophy Signature Homes, which operates at a lower price point relative to our other builders and targets first-time homebuyers. The 12.4% increase in the absorption rate per average active selling community, from 8.9 to 10.0 net new home orders per community per quarter was driven by higher levels of net new home orders from Trophy Signature Homes and a lower cancellation rate.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.8% for the three months ended June 30, 2026, compared to 9.9% for the three months ended June 30, 2025. Our cancellation rate has remained in a historically low range, under 10.0% since December 31, 2022.

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

Backlog revenue decreased by 23.6% to $387.4 million as of June 30, 2026, compared to $507.1 million as of June 30, 2025, driven by a 6.7% decrease in backlog units to 681 homes and a 18.1% decrease in the average sales price of backlog to $568.8 thousand, reflecting higher sales from Trophy Signature Homes in addition to higher incentives and discounts offered to sustain orders.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended June 30,
	2026		2025
Residential units revenue	$471,996	100.0%	$532,525	100.0%
Cost of residential units	331,418	70.2%	366,072	68.7%
Residential units gross margin	$140,578	29.8%	$166,453	31.3%

For the three months ended June 30, 2026, residential units revenue decreased $60.5 million or 11.4% while cost of residential units decreased by $34.7 million, or 9.5%, compared to the same period in the previous year. Residential units gross margin declined by 150 bps to 29.8% for the three months ended June 30, 2026, from 31.3% for the three months ended June 30, 2025. The decrease in residential units gross margin is attributable to higher incentives and discounts.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		As Percentage of Segment Revenue
	2026	2025	2026	2025
Builder operations	$52,299	$56,724	11.1%	10.7%
Corporate, other and unallocated expense	2,134	475	0.5%	0.1%
Net builder operations	54,433	57,199	11.5%	10.7%
Land development	(37)	238
Total selling, general and administrative expenses	$54,396	$57,437	11.3%	10.7%

Selling, general and administrative expenses as a percentage of revenue increased by 0.6% for the three months ended June 30, 2026, mainly due to lower revenue, partially offset by increased salaries and share-based compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased 0.4% mainly due to the decline in residential units revenues. Builder operation expenditures include salary expenses, commissions, corporate allocations, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended June 30, 2026 were $2.1 million, compared to $0.5 million for the three months ended June 30, 2025. The increase was due to higher share-based compensation during the three months ended June 30, 2026. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

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

Operating as a captive business model primarily targeted to support our Builder operations, the business levels of our Financial Services operations are highly correlated to homebuilding, as the customers to our homes continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Builder operations as a percentage of total loan opportunities from our Builder operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive financial services business model. The following tables present selected financial information for our Financial Services operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	%
Financial services revenues	$12,243	$6,315	5,928	93.9%
Financial services expenses(1)	(6,604)	(3,351)	(3,253)	97.1%
Income before income taxes	$5,639	$2,964	2,675	90.2%
Total loans funded:
Loans	521	146	375	256.8%
Principal	$196,531	$31,374	165,157	526.4%

(1)    Includes selling, general and administrative expenses and other income and expenses related to Financial services.

	Three Months Ended June 30,
Supplemental data:	2026	2025
Capture rate	66%	53.1%
Average FICO score	736	745
Funded origination breakdown:
Government (FHA, VA, USDA)	50%	45%
Other agency	—%	—%
Total agency	50%	45%
Non-agency	50%	55%
Total funded originations	100%	100%

Financial services revenues increased $5.9 million, or 93.9%, to $12.2 million for the three months ended June 30, 2026, compared to $6.3 million for the three months ended June 30, 2025. The increase was primarily driven by mortgage revenues, which grew from $1.9 million to $7.9 million, as total loans funded increased 256.8% to 521 loans with total origination principal of $196.5 million, compared to 146 loans and $31.4 million in the prior year period. Our mortgage capture rate increased to 66% from 53.1%, reflecting growth in our captive mortgage business. Financial services expenses increased $3.3 million, or 97.1%, primarily due to higher costs associated with increased mortgage origination volume. As a result, income before income taxes increased $2.7 million, or 90.2%, to $5.6 million.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $0.6 million, or 19.6%, for the three months ended June 30, 2026, compared to $0.5 million for the three months ended June 30, 2025. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income (loss), net, was $2.3 million for the three months ended June 30, 2026, compared to $(1.2) million for the three months ended June 30, 2025. The change was driven by a decrease in pursuit costs during the three months ended June 30, 2026.

Income Tax Expense
Income tax expense was $20.7 million for the three months ended June 30, 2026 compared to $23.0 million for the three months ended June 30, 2025. The decrease in income tax expense is mainly due to lower taxable income for the three months ended June 30, 2026. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change	%
Home closings revenue	$919,461	$1,014,674	$(95,213)	(9.4)%
Mechanic’s lien contracts revenue	1,022	—	1,022	100.0%
Residential units revenue	$920,483	$1,014,674	$(94,191)	(9.3)%
New homes delivered	1,955	1,952	3	0.2%
Average sales price of homes delivered	$470.3	$519.8	$(49.5)	(9.5)%

The $94.2 million or 9.3% decrease in residential units revenue was driven by the 9.5% decrease in the average sales price of homes delivered for the six months ended June 30, 2026. The 9.5% decrease in the average sales price of homes delivered for the six months ended June 30, 2026, was attributable to product mix, higher incentives and discounts.

New Home Orders
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change	%
Net new home orders	2,116	2,014	102	5.1%
Revenue from net new home orders	$970,168	$1,032,529	$(62,361)	(6.0)%
Average selling price of net new home orders	$458.5	$512.7	$(54.2)	(10.6)%
Cancellation rate	7.8%	7.9%	(0.1)%	(1.3)%
Absorption rate per average active selling community per quarter	10.0	9.7	0.3	3.1%
Average active selling communities	106	104	2	1.9%
Active selling communities at end of period	106	102	4	3.9%

Net new home orders increased 5.1% over the prior year period mainly due to a 1.9% increase in average selling communities. In addition, the absorption rate per average active selling community per quarter increased 3.1% to 10.0 net new home orders per community, compared to 9.7 for the six months ended June 30, 2025, primarily driven by increased absorption by Trophy Signature Homes.

Revenue from net new home orders decreased 6.0% to $970.2 million for the six months ended June 30, 2026, compared to $1,032.5 million for the six months ended June 30, 2025, primarily due to a 10.6% decrease in the average selling price of net new home orders to $458.5 thousand, reflecting higher sales from Trophy Signature Homes, our first-time homebuyer or entry-level builder, in addition to increased incentives and discounts offered to sustain sales pace.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.8% for the six months ended June 30, 2026, compared to 7.9% for the six months ended June 30, 2025. Our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
Residential units revenue	$920,483	100.0%	$1,014,674	100.0%
Cost of residential units	650,034	70.6%	693,525	68.3%
Residential units gross margin	$270,449	29.4%	$321,149	31.7%

Residential units revenue decreased $94.2 million or 9.3% during the six months ended June 30, 2026, due to a decrease in the average sales price of homes delivered arising from a higher proportion of sales from Trophy Signature Homes and incentives. Cost of residential units for the six months ended June 30, 2026, decreased by $43.5 million, or 6.3%, compared to the six months ended June 30, 2025. This resulted in a decrease in residential units gross margin for the six months ended June 30, 2026, of 230 bps to 29.4%, from 31.7% for the six months ended June 30, 2025 mainly due to higher incentives and discounts.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change	%
Lots revenue	$7,500	$4,342	$3,158	72.7%
Land revenue	9,600	—	9,600	100.0%
Land and lots revenue	$17,100	$4,342	$12,758	293.8%
Lots closed	75	42	33	78.6%
Average sales price of lots closed	$100.0	$103.4	$(3.4)	(3.3)%

From time to time we may opportunistically sell finished lots to other homebuilders. Lots revenue increased by $3.2 million during the six months ended June 30, 2026. Land revenue represents the sale of one tract of land intended for multifamily development during the six months ended June 30, 2026.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Six Months Ended June 30,		As Percentage of Segment Revenue
	2026	2025	2026	2025
Builder operations	$103,924	$110,141	10.8%	10.9%
Corporate, other and unallocated expense	3,357	(522)	0.4%	(0.1)%
Net builder operations	107,281	109,619	11.7%	10.8%
Land development	(292)	385	(1.7)%	8.9%
Total selling, general and administrative expenses	$106,989	$110,004	11.4%	10.8%

Selling, general and administrative expenses as a percentage of homebuilding revenue increased by 0.6% for the six months ended June 30, 2026, the increase is mainly due to lower revenues and increased salaries and share-based compensation.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations decreased to 10.8% for the six months ended June 30, 2026 from 10.9% in the prior year period mainly due to lower revenues. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the six months ended June 30, 2026, were $3.4 million and income of $522.0 thousand for the six months ended June 30, 2025. The change was driven by increased salaries and incentive compensation. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Financial Services
The following tables present selected financial information for our Financial Services operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	%
Total financial services revenues	$21,915	$11,182	10,733	96.0%
Financial services expenses(1)	(11,955)	(6,409)	(5,546)	86.5%
Income before income taxes	$9,960	$4,773	5,187	108.7%
Total loans funded:
Loans	886	251	635	253.0%
Principal	$346,886	$108,901	237,985	218.5%

(1)    Includes selling, general and administrative expenses and other income and expenses related to Financial services.

	Six Months Ended June 30,
Supplemental data:	2026	2025
Capture rate	66%	58.5%
Average FICO score	739	743
Funded origination breakdown:
Government (FHA, VA, USDA)	46%	39%
Other agency	—%	—%
Total agency	46%	39%
Non-agency	54%	61%
Total funded originations	100%	100%

Financial services revenues increased $10.7 million, or 96.0%, to $21.9 million for the six months ended June 30, 2026, compared to $11.2 million for the prior year period. The increase was primarily driven by mortgage revenues, which grew from $3.2 million to $13.5 million, reflecting an increase in total loans funded to 886 loans with a total origination principal of $346.9 million from 251 loans and $108.9 million in the prior year period, and an improvement in our mortgage capture rate to 66% from 58.5%.

Financial services expenses increased $5.5 million, or 86.5%, to $12.0 million, driven by higher costs associated with increased mortgage origination volume. As a result, income before income taxes increased $5.2 million, or 108.7%, to $10.0 million for the six months ended June 30, 2026.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $1.7 million, for the six months ended June 30, 2026, compared to $1.0 million for the six months ended June 30, 2025. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income (loss), net, increased to $2.0 million for the six months ended June 30, 2026, compared to $(0.5) million for the six months ended June 30, 2025.

Income Tax Expense
Income tax expense was $39.1 million for the six months ended June 30, 2026 compared to $45.2 million for the six months ended June 30, 2025. The decrease was primarily due to lower taxable income. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the six months ended June 30, 2026.

Lots Owned and Under Contract
The following table presents the lots we owned or controlled, including lot option contracts, as of June 30, 2026 and December 31, 2025. Owned lots are those for which we hold title. Lots under contract are those for which we have the contractual right to acquire title but do not currently own.

	June 30, 2026			December 31, 2025
	Central(1)	Southeast(2)	Total	Central(1)	Southeast(2)	Total
Lots owned
Finished lots	4,212	1,220	5,432	4,518	663	5,181
Lots in communities under development	29,277	1,079	30,356	26,339	1,703	28,042
Land held for future development(3)	3,800	—	3,800	3,800	—	3,800
Total lots owned	37,289	2,299	39,588	34,657	2,366	37,023

Lots under contract
Lots and land under option contracts	8,143	1,438	9,581	8,297	955	9,252
Lots under option through unconsolidated development joint ventures	3,009	44	3,053	2,488	65	2,553
Total lots under contract(4)	11,152	1,482	12,634	10,785	1,020	11,805
Total lots owned and under contract(5)	48,441	3,781	52,222	45,442	3,386	48,828
Percentage of lots owned	77.0%	60.8%	75.8%	76.3%	69.9%	75.8%

(1)    The Texas market.
(2)    The Georgia and Florida markets.
(3)    Land held for future development consist of raw land parcels where development activities have been postponed due to market conditions or other factors.
(4)    As of June 30, 2026 and December 31, 2025, 53.3% and 16.6% of the total lots under contract had refundable deposits.
(5)    Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of June 30, 2026 and December 31, 2025, we had $131.6 million and $154.6 million of unrestricted cash and cash equivalents, respectively. In addition, as of June 30, 2026, we had $330.0 million of available capacity under our Unsecured Revolving Credit Facility, with no amounts outstanding. Combined with unrestricted cash and cash equivalents of $131.6 million, our total available liquidity was approximately $461.6 million. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, share repurchases or other strategic activities.

Our principal uses of capital for the six months ended June 30, 2026 were home construction, land purchases, land development, repayments of debt, operating expenses, share repurchases, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our homebuilding debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 11.2% as of June 30, 2026.

Additionally, as of June 30, 2026, our net homebuilding debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 6.1%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a homebuilding debt to total capitalization ratio of up to approximately 20%, which we expect will provide us with significant additional growth capital.

Reconciliation of a Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we utilize a financial measure of net homebuilding debt to total capitalization ratio that is a non-GAAP financial measure as defined by the SEC. Net homebuilding debt to total capitalization is calculated as total homebuilding debt less cash and cash equivalents, divided by the sum of total Green Brick Partners, Inc. stockholders’ equity and total homebuilding debt less cash and cash equivalents. We present this measure because we believe it is useful to management and investors in evaluating the Company’s financing structure. We also believe this measure facilitates the comparison of our financing structure with other companies in our industry. Because this measure is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

The closest GAAP financial measure to the net homebuilding debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net homebuilding debt to total capitalization ratio as of June 30, 2026 (dollars in thousands):

	Total capitalization			Homebuilding capitalization(1)
	Gross	Cash and cash equivalents	Net	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$284,015	$(131,642)	$152,373	$249,383	$(121,583)	$127,800
Total Green Brick Partners, Inc. stockholders’ equity	1,975,496	—	1,975,496	1,975,496	—	1,975,496
Total capitalization	$2,259,511	$(131,642)	$2,127,869	$2,224,879	$(121,583)	$2,103,296

Debt to total capitalization ratio	12.6%			11.2%
Net debt to total capitalization ratio			7.2%			6.1%

(1) Homebuilding capitalization ratio excludes cash and debt related to our wholly owned mortgage company.

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and borrowings during the six months ended June 30, 2026.

Cash Flows
The following summarizes our primary sources and uses of cash during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

•Operating activities. Net cash provided by operating activities for the six months ended June 30, 2026, was $47.4 million, compared to $143.5 million during the six months ended June 30, 2025. The net cash inflows for the six months ended June 30, 2026, were generated by our business operations of $179.9 million, decrease in accounts receivable of $11.6 million partially offset by an increase of inventory of $154.0 million compared to $38.6 million in the prior year period. This increase reflects our continued investment in land acquisition and development to support future home deliveries.

•Investing activities. Net cash used in investing activities for the six months ended June 30, 2026 was $12.2 million, compared to $25.6 million during the six months ended June 30, 2025. Cash outflows for the six months ended June 30, 2026, were primarily related to other investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the six months ended June 30, 2026 was $71.8 million, compared to $131.8 million during the six months ended June 30, 2025. The cash outflows were primarily related to share repurchases of $16.7 million and repayments of our senior unsecured notes of $25.0 million.

Debt Instruments

Unsecured Revolving Credit Facility – On December 10, 2025, the Company entered into the Thirteenth Amendment to this Unsecured Revolving Credit Facility. The Unsecured Revolving Credit Facility was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Unsecured Revolving Credit Facility) and (iii) for other administrative changes. The total commitments remain at $330.0 million. The maturity of all commitments under the facility have been extended to December 14, 2028. As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under our Revolving Credit Facility.

Senior Unsecured Notes - As of June 30, 2026, we had four series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $237.2 million as of June 30, 2026 compared to $262.0 million as of December 31, 2025, net of issuance costs.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of June 30, 2026. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of June 30, 2026, our interest coverage on a last 12 months’ basis was 33.13 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,236.2 million. As of June 30, 2026, our Consolidated Tangible Net Worth was $1,974.7 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of June 30, 2026, we had a rolling average ratio of 12.1%.

As of June 30, 2026, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to (i) service our outstanding debt during the next twelve months and (ii) fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities
GRBK Mortgage, LLC, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	June 30, 2026	December 31, 2025
January 29, 2027	$40,000	$—	$16,828
January 31, 2027	60,000	31,002	—
December 15, 2027	40,000	3,630	29,570
	$140,000	$34,632	$46,398

Our borrowings and repayments on the warehouse lines of credit are directly related to the origination and sale of mortgage loans held for sale. As such, the gross activity in the warehouse lines of credit during the period substantially reconciles to the net change in mortgage loans held for sale, as reflected in the condensed consolidated statements of cash flows and discussed in Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of June 30, 2026.

Under the Warehouse Facilities, banks purchase a participation interest in individual mortgage loans, with GRBK Mortgage providing the remainder of the principal of the mortgage, typically up to 2% depending on the loan product. The mortgage loans, with the servicing rights, are then sold, typically within 30 days, to a third party investor and the bank is repaid its participation interest plus interest and the remainder is remitted to GRBK Mortgage. If a third party investor has not purchased the mortgage loan within the anticipated timeframes then GRBK Mortgage is required to repurchase the mortgage loan for the full amount of the participation interest plus interest.

Preferred Equity

As of June 30, 2026 and December 31, 2025 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During the six months ended June 30, 2026, we paid dividends of $1.4 million on the Series A Preferred Stock. On July 23, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on September 15, 2026 to stockholders of record as of September 1, 2026.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts to acquire lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. As of June 30, 2026, the Company did not participate in any land banking arrangements, excluding joint ventures.

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

As of June 30, 2026, we had earnest money deposits of $12.0 million at risk associated with contracts to purchase raw land and finished lots representing 10,180 total lots past feasibility studies with an aggregate purchase price of approximately $450.7 million.

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

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer ( “CEO”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2026	7,639	$64.42	7,639	$159,395,000
May 1 - May 31, 2026	131,774	65.02	131,774	150,828,000
June 1 - June 30, 2026	3,613	67.77	3,613	150,583,000
Total	143,026		143,026

(1)    On February 17, 2025, the Board approved and authorized a stock repurchase program (the “Repurchase Plan”). The original authorization approved $100 million of purchases under the Repurchase Plan. On December 11, 2025, the Company’s Board authorized an additional $150 million of repurchases under the Repurchase Plan. During the three months ended June 30, 2026, the Company completed open market repurchases under the Repurchase Plan of 143,026 shares for approximately $9.3 million, excluding excise tax. As of June 30, 2026, there remained $150.6 million available for repurchases under the Repurchase Plan. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Company’s board of directors any time in its sole discretion. Repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. All shares repurchased will be retired.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Number	Description
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

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

Date:    July 29, 2026