Form 10-Q
period 2026-09-30
Green Brick Partners, Inc.
filed 2026-10-28
CIK 1373670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of the Registrant’s common stock outstanding as of October 22, 2026 was 42,432,826.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$99,970	$154,590
Restricted cash	25,615	36,395
Receivables	24,891	39,982
Real estate inventory:
Inventory owned	2,149,081	1,941,524
Consolidated inventory related to VIE	189,403	157,687
Total inventory	2,338,484	2,099,211
Mortgage loans held for sale	33,143	49,099
Investments in unconsolidated entities	86,862	93,050
Right-of-use assets - operating leases	6,396	7,475
Property and equipment, net	6,570	6,316
Earnest money deposits	15,280	13,151
Deferred income tax assets, net	11,243	11,243
Intangible assets, net	133	197
Goodwill	680	680
Other assets	26,680	23,378
Total assets	$2,675,947	$2,534,767
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$104,062	$94,516
Accrued expenses	105,042	152,637
Customer and builder deposits	27,983	25,716
Lease liabilities - operating leases	7,464	8,637
Borrowings on lines of credit, net	103,071	(2,465)
Senior unsecured notes, net	187,219	261,972
Warehouse lines of credit	33,355	46,398
Notes payable	14,371	14,371
Total liabilities	582,567	601,782
Commitments and contingencies
Redeemable noncontrolling interest in equity of consolidated subsidiary	56,307	52,271
Equity:
Green Brick Partners, Inc. stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; 2,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	47,603	47,603
Common stock, $0.01 par value: 100,000,000 shares authorized; 42,743,015 and 43,205,947 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	427	432
Additional paid-in capital	242,802	243,816
Retained earnings	1,727,412	1,567,111
Total Green Brick Partners, Inc. stockholders’ equity	2,018,244	1,858,962
Noncontrolling interests	18,829	21,752
Total equity	2,037,073	1,880,714
Total liabilities and equity	$2,675,947	$2,534,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Residential units revenue	$437,043	$484,216	$1,357,526	$1,498,890
Land and lots revenue	—	—	17,100	4,342
	437,043	484,216	1,374,626	1,503,232
Financial services revenue	11,161	7,350	33,076	18,532
Total revenues	448,204	491,566	1,407,702	1,521,764

Homebuilding cost of revenues
Cost of residential units	314,475	328,754	964,509	1,022,279
Cost of land and lots	—	—	10,558	2,192
	314,475	328,754	975,067	1,024,471
Financial services expenses	(5,557)	(4,102)	(17,512)	(10,580)
Selling, general and administrative expenses	(51,761)	(55,223)	(158,750)	(165,227)
Equity in income of unconsolidated entities	367	422	2,098	1,406
Other income, net	1,197	2,726	3,244	2,179
Income before income taxes	77,975	106,635	261,715	325,071
Income tax expense	16,559	23,226	55,683	68,406
Net income	61,416	83,409	206,032	256,665
Less: Net income attributable to noncontrolling interests	2,256	5,556	11,757	21,805
Net income attributable to Green Brick Partners, Inc.	$59,160	$77,853	$194,275	$234,860

Net income attributable to Green Brick Partners, Inc. per common share:
Basic	$1.36	$1.77	$4.46	$5.30
Diluted	$1.35	$1.77	$4.44	$5.29
Weighted average common shares used in the calculation of net income attributable to Green Brick Partners, Inc. per common share:
Basic	42,958	43,541	43,059	43,914
Diluted	43,204	43,632	43,283	44,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the three months ended September 30, 2026 and 2025:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
June 30, 2026	43,010,895	$430	2,000	$47,603	—	$—	$241,886	$1,685,577	$1,975,496	$18,410	$1,993,906
Forfeitures of common stock from equity incentive plan	(3,665)	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1,837	—	1,837	—	1,837
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Stock repurchases	—	—	—	—	(264,215)	(18,095)	—	—	(18,095)	—	(18,095)
Retirement of treasury shares	(264,215)	(3)	—	—	264,215	18,095	(1,486)	(16,606)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	565	—	565	—	565
Net income	—	—	—	—	—	—	—	59,160	59,160	419	59,579
September 30, 2026	42,743,015	$427	2,000	$47,603	—	$—	$242,802	$1,727,412	$2,018,244	$18,829	$2,037,073

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
June 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$244,006	$1,433,328	$1,725,373	$23,562	$1,748,935
Share-based compensation	—	—	—	—	—	—	1,344	—	1,344	—	1,344
Dividends	—	—	—	—	—	—	—	(719)	(719)	—	(719)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	311	—	311	—	311
Net income	—	—	—	—	—	—	—	77,853	77,853	3,910	81,763
September 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$245,661	$1,510,462	$1,804,162	$27,472	$1,831,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the nine months ended September 30, 2026 and 2025:

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	43,205,947	$432	2,000	$47,603	—	$—	$243,816	$1,567,111	$1,858,962	$21,752	$1,880,714
Issuance of common stock from equity incentive plan, net of forfeitures	83,018	1	—	—	—	—	2,425	—	2,426	—	2,426
Withholdings from share-based compensation awards	(24,860)	—	—	—	—	—	(1,798)	—	(1,798)	—	(1,798)
Share-based compensation	—	—	—	—	—	—	5,620	—	5,620	—	5,620
Dividends	—	—	—	—	—	—	—	(2,157)	(2,157)	—	(2,157)
Stock repurchases	—	—	—	—	(521,090)	(34,780)	—	—	(34,780)	—	(34,780)
Retirement of treasury shares	(521,090)	(6)	—	—	521,090	34,780	(2,957)	(31,817)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(4,304)	—	(4,304)	—	(4,304)
Distributions	—	—	—	—	—	—	—	—	—	(9,278)	(9,278)
Net income	—	—	—	—	—	—	—	194,275	194,275	6,355	200,630
September 30, 2026	42,743,015	$427	2,000	$47,603	—	$—	$242,802	$1,727,412	$2,018,244	$18,829	$2,037,073

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total GRBK Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	44,498,097	$445	2,000	$47,603	—	$—	$244,653	$1,332,714	$1,625,415	$28,039	$1,653,454
Issuance of common stock from equity incentive plan, net of forfeitures	147,278	2	—	—	—	—	7,075	—	7,077	—	7,077
Withholdings from vesting of restricted stock awards	(52,599)	(1)	—	—	—	—	(3,059)	—	(3,060)	—	(3,060)
Share-based compensation	—	—	—	—	—	—	3,702	—	3,702	—	3,702
Dividends	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)
Stock repurchases	—	—	—	—	(1,027,678)	(60,736)	—	(66)	(60,802)	—	(60,802)
Retirement of treasury shares	(1,027,678)	(10)	—	—	1,027,678	60,736	(5,836)	(54,890)	—	—	—
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	—	(874)	—	(874)	—	(874)
Distributions	—	—	—	—	—	—	—	—	—	(16,624)	(16,624)
Net income	—	—	—	—	—	—	—	234,860	234,860	16,057	250,634
September 30, 2025	43,565,098	$436	2,000	$47,603	—	$—	$245,661	$1,510,462	$1,804,162	$27,472	$1,831,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN BRICK PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$206,032	$256,665
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,176	3,959
Loss on disposal of property and equipment, net	33	7
Share-based compensation expense	8,046	10,867
Equity in income of unconsolidated entities	(2,098)	(1,406)
Allowances for option deposits and pre-acquisition costs	2,033	2,254
Distributions from unconsolidated entities	28,332	6,279
Changes in operating assets and liabilities:
Decrease (increase) in receivables	15,091	(26,405)
Increase in inventory	(238,328)	(161,454)
Increase in earnest money deposits	(2,536)	(107)
Decrease (increase) in mortgage loans held for sale	15,956	(15,567)
(Increase) decrease in other assets	(5,021)	11,239
Increase in accounts payable	9,545	31,524
(Decrease) increase in accrued expenses	(47,595)	17,300
Increase (decrease) in customer and builder deposits	2,267	(1,888)
Net cash (used in) provided by operating activities	(5,067)	133,267
Cash flows from investing activities:
Investments in unconsolidated entities	(20,046)	(29,677)
Purchases of property and equipment	(3,399)	(3,224)
Net cash used in investing activities	(23,445)	(32,901)
Cash flows from financing activities:
Borrowings from lines of credit	170,000	145,000
Repayments of lines of credit	(65,000)	(120,000)
Repayments of senior unsecured notes	(75,000)	(37,500)
Net (repayments) borrowings of warehouse lines of credit	(13,043)	14,557
Payments of debt issuance costs	(162)	(71)
Payments of withholding tax on vesting of restricted stock awards	(1,799)	(3,059)
Repurchases of common stock	(34,780)	(60,736)
Dividends paid	(2,157)	(2,156)
Distributions to redeemable noncontrolling interest	(5,669)	(4,029)
Distributions to noncontrolling interests	(9,278)	(16,624)
Net cash used in financing activities	(36,888)	(84,618)
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,400)	15,748
Cash and cash equivalents and restricted cash, beginning of period	190,985	159,696
Cash and cash equivalents and restricted cash, end of period	$125,585	$175,444
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$56,412	$40,073

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or subsequent periods due to seasonal variations and other factors.

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

The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

2. INVENTORY

A summary of inventory is as follows (in thousands):

	September 30, 2026	December 31, 2025
Homes completed or under construction	$652,635	$621,677
Land and lots - developed and under development	1,664,885	1,452,072
Land held for future development(1)	19,228	14,481
Land held for sale	1,736	10,981
Total inventory	$2,338,484	$2,099,211

(1)Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors. All applicable carrying costs, including property taxes, are expensed as incurred.

As of September 30, 2026, the Company reviewed the performance and outlook for all of its communities and land inventory for indicators of potential impairment and performed detailed impairment analysis when such indicators were identified. For the three months ended September 30, 2026, the Company did not record an impairment charge. For the nine months ended September 30, 2026, the Company recorded a $0.9 million impairment charge to reduce the carrying value of inventory to fair value, which was recognized during the three months ended March 31, 2026. This impairment charge was included in cost of residential units in our consolidated statements of income.

For the three and nine months ended September 30, 2025, the Company did not record an impairment adjustment to reduce the carrying value of communities or land inventory to fair value.

A summary of interest costs incurred, capitalized and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest capitalized at beginning of period	$30,918	$28,394	$29,742	$26,621
Interest incurred	2,212	3,049	7,819	9,710
Interest charged to cost of revenues	(2,021)	(2,358)	(6,452)	(7,246)
Interest capitalized at end of period	$31,109	$29,085	$31,109	$29,085

Capitalized interest as a percentage of inventory	1.3%	1.4%

3. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
A summary of the Company’s investments in unconsolidated entities is as follows (in thousands):

	September 30, 2026	December 31, 2025
Rainwater Crossing Single-Family, LLC	$45,447	$51,484
GBTM Sendera, LLC	21,985	21,985
EJB River Holdings, LLC	5,424	8,075
TMGB Magnolia Ridge, LLC	14,006	11,506
Total investment in unconsolidated entities	$86,862	$93,050

As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss from its investments in unconsolidated entities was $129.0 million and $140.2 million, respectively. The Company’s maximum exposure to loss was limited to its investments in the unconsolidated entities, except with regard to the Company’s remaining commitment to fund capital in Rainwater Crossing Single-Family, LLC (“Rainwater Crossing”) of $7.0 million and $9.6 million as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company has a completion guarantee up to $22.5 million on a revolving loan to fund the development activities of TMGB Magnolia Ridge, LLC.
A summary of the unaudited condensed financial information of the unconsolidated entities as of September 30, 2026 and December 31, 2025 that are accounted for by the equity method is as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Cash	$11,084	$10,713
Accounts receivable	385	1,615
Bonds and notes receivable	7,034	9,599
Inventory	166,324	177,003
Other assets	10,129	2,283
Total assets	$194,956	$201,213
Liabilities:
Accounts payable	$8,284	$8,050
Accrued expenses and other liabilities	—	10,746
Notes payable	39,615	37,274
Total liabilities	47,899	56,070
Owners’ equity:
Green Brick(1)	90,328	93,050
Others	56,729	52,093
Total owners’ equity	147,057	145,143
Total liabilities and owners’ equity	$194,956	$201,213

(1)    A $3.5 million basis difference exists between the Company’s Rainwater Crossing capital balance and its investment in the joint venture due to profit recognized by the joint venture on lots taken down by Green Brick homebuilders. The Company will recognize this profit ratably through equity in income of unconsolidated entities when these lots are closed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$6,922	$9,281	$55,098	$26,800
Costs and expenses	6,187	8,433	46,695	23,984
Net earnings of unconsolidated entities	$735	$848	$8,403	$2,816
Company’s share in net earnings of unconsolidated entities	$367	$422	$2,098	$1,406

Consolidated Entities
The aggregated carrying amounts of the assets and liabilities of The Providence Group of Georgia LLC (“TPG”) were $210.1 million and $197.4 million, respectively, as of September 30, 2026. As of December 31, 2025, TPG’s assets and liabilities were $184.5 million and $163.9 million, respectively. The noncontrolling interest attributable to the 50% minority interest owned by TPG was included as noncontrolling interests in the Company’s consolidated financial statements.

4. ACCRUED EXPENSES

Real estate development reserve to complete was $2.0 million and $31.7 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, certain amounts related to developments that have not been fully closed out that were previously included within the real estate development reserve to complete are now presented within land and lots developed and under development in real estate inventory on the consolidated balance sheets.

Warranties
Warranty accruals are included within accrued expenses on the condensed consolidated balance sheets. Warranty activity during the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty accrual, beginning of period	$10,402	$18,196	$12,920	$17,373
Warranties issued	1,011	1,686	3,138	5,230
Changes in liability for existing warranties	—	(4,809)	(2,764)	(5,102)
Payments made	(1,264)	(1,069)	(3,145)	(3,497)
Warranty accrual, end of period	$10,149	$14,004	$10,149	$14,004

5. DEBT

Lines of Credit
Borrowings on lines of credit outstanding, net of debt issuance costs, as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Secured Revolving Credit Facility	$—	$—
Unsecured Revolving Credit Facility	105,000	—
Warehouse Facilities	33,355	46,398
Debt issuance costs, net of amortization	(1,929)	(2,465)
Total borrowings on lines of credit, net	$136,426	$43,933

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

Warehouse Facilities
GRBK Mortgage, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	September 30, 2026	December 31, 2025
January 29, 2027	$40,000	$—	$16,828
January 31, 2027	60,000	30,918	—
December 15, 2027	40,000	2,437	29,570
	$140,000	$33,355	$46,398

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

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of September 30, 2026.

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

Senior Unsecured Notes
Senior unsecured notes, net of debt issuance costs, as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
4.00% senior unsecured notes due in 2026 (“2026 Notes”)	$—	$50,000
3.35% senior unsecured notes due in 2027 (“2027 Notes”)	37,500	37,500
3.25% senior unsecured notes due in 2028 (“2028 Notes”)	50,000	75,000
3.25% senior unsecured notes due in 2029 (“2029 Notes”)	100,000	100,000
Debt issuance costs, net of amortization	(281)	(528)
Total senior unsecured notes, net	$187,219	$261,972

The senior unsecured notes are guaranteed on an unsecured senior basis by the Company’s significant subsidiaries and certain other subsidiaries. Optional prepayment of each of the senior unsecured notes is allowed with a payment of a “make-whole” penalty which fluctuates depending on market interest rates. Interest is payable quarterly in arrears.

2026 Notes
The remaining principal on the 2026 Notes of $50.0 million was paid on August 10, 2026.

2027 Notes
The aggregate principal amount of the 2027 Notes is due on August 26, 2027.

2028 Notes
Principal on the 2028 Notes is due in increments of $25.0 million each on February 25, 2027 and February 25, 2028.

2029 Notes
Principal on the 2029 Notes of $30.0 million is due on December 28, 2028 and the remaining principal amount of $70.0 million is due on December 28, 2029.

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2026.

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

The following tables show the changes in redeemable noncontrolling interest in equity of consolidated subsidiary during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$55,035	$45,967
Net income attributable to redeemable noncontrolling interest partner	1,837	1,646
Distributions of income to redeemable noncontrolling interest partner	—	—
Change in fair value of redeemable noncontrolling interest	(565)	(311)
Redeemable noncontrolling interest, end of period	$56,307	$47,302

	Nine Months Ended September 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$52,271	$44,709
Net income attributable to redeemable noncontrolling interest partner	5,401	5,748
Distributions of income to redeemable noncontrolling interest partner	(5,669)	(4,029)
Change in fair value of redeemable noncontrolling interest	4,304	874
Redeemable noncontrolling interest, end of period	$56,307	$47,302

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

The Company did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company completed open market repurchases under the Share Repurchase Plan of 1,027,678 shares for approximately $60.1 million, excluding excise tax. These shares were subsequently retired.

During the three and nine months ended September 30, 2026, the Company completed open market repurchases under the Share Repurchase Plan of 264,215 and 521,090 shares, respectively, for approximately $17.9 million and $34.4 million, excluding excise tax. As of September 30, 2026, the remaining dollar value of shares that may be repurchased under the Repurchase Plan was $132.7 million, excluding excise tax. As of September 30, 2026, all repurchased shares were retired.

Preferred Stock
The table below presents a summary of the perpetual preferred stock outstanding at September 30, 2026 and December 31, 2025.

Series	Description	Initial date of issuance	Total Shares Outstanding(1)	Liquidation Preference per Share (in dollars)	Carrying Value (in thousands)	Per Annum Dividend Rate	Redemption Period
Series A(1)	5.75% Cumulative Perpetual	December 2021	2,000	$25,000	$50,000	5.75%	n/a

(1)     Ownership is held in the form of Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

Dividends
Dividends paid on our Series A preferred stock were $0.7 million and $2.2 million for each of the three and nine months ended September 30, 2026 and 2025.

On October 22, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Company’s preferred stock. The dividend is payable on December 15, 2026 to stockholders of record as of December 1, 2026.

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

Share-Based Award Activity
During the nine months ended September 30, 2026, the Company granted SAs and RSUs to executive officers, RSAs to non-employee members of the Board, and PRSUs to executive officers and employees. The SAs granted to the executive officers were 100% vested and non-forfeitable on the grant date. Non-vested stock awards are generally granted with a one-year vesting for non-employee directors, three-year cliff vesting for employee PRSUs, and various vesting schedules for executive officer PRSUs. The fair value of all share awards were recorded as share-based compensation expense on the grant date and over the vesting period, respectively. The Company withheld 24,860 shares of common stock from executive officers and employees at a total cost of $1.8 million, to satisfy statutory minimum tax requirements upon vesting of the awards.

A summary of share-based awards activity during the nine months ended September 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested, December 31, 2025	225	$56.08
Granted	189	$66.41
Vested	(94)	$58.42
Forfeited	(10)	$63.90
Unvested, September 30, 2026	310	$61.41

Share-Based Compensation Expense
Share-based compensation expense was $1.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, share-based compensation expense was $8.0 million and $10.9 million, respectively.

As of September 30, 2026, the estimated total remaining unamortized share-based compensation expense related to unvested RSAs and PRSUs, net of forfeitures, was $13.2 million which is expected to be recognized over a weighted-average period of 2 years.

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
Contract Balances
Opening and closing contract balances included in customer and builder deposits on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Customer and builder deposits	$27,983	$25,716

The opening balance of customer and builder deposits was $25.7 million as of January 1, 2026, and the closing balance was $28.0 million as of September 30, 2026, as presented in the table above. The opening balance of customer and builder deposits was $37.1 million as of January 1, 2025. The difference between the opening and closing balances of customer and builder deposits results from the timing difference between the customers’ payments of deposits and the Company’s delivery of the home, impacted slightly by cancellations of contracts.

The amount of deposits on residential units and land and lots held as of the beginning of the period and recognized as revenue during the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Type of Customer
Homebuyers	$11,263	$14,839	$24,025	$32,474
Homebuilders and Multi-Family Developers	—	—	50	643
Total deposits recognized as revenue	$11,263	$14,839	$24,075	$33,117

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount allocated to the remaining performance obligations on our land sale and lot option contracts is $5.7 million. The Company will recognize the remaining revenue when and if the lots are taken down, or upon closing for the sale of a land parcel, all of which is expected to occur in the remainder of 2026.

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

Disaggregation of Revenue
The following reflects the disaggregation of revenue by primary geographic market, type of customer, product type, and timing of revenue recognition for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$352,439	$—	$377,118	$—
Southeast	84,604	—	107,098	—
Total revenues	$437,043	$—	$484,216	$—

Type of Customer
Homebuyers	$437,043	$—	$484,216	$—
Homebuilders and Multi-family Developers	—	—	—	—
Total revenues	$437,043	$—	$484,216	$—

Product Type
Residential units	$437,043	$—	$484,216	$—
Land and lots	—	—	—	—
Total revenues	$437,043	$—	$484,216	$—

Timing of Revenue Recognition
Transferred at a point in time	$436,919	$—	$484,184	$—
Transferred over time(1)	124	—	32	—
Total revenues	$437,043	$—	$484,216	$—

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Residential units revenue	Land and lots revenue	Residential units revenue	Land and lots revenue
Primary Geographical Market
Central	$1,073,728	$17,100	$1,134,466	$4,342
Southeast	283,798	—	364,424	—
Total revenues	$1,357,526	$17,100	$1,498,890	$4,342

Type of Customer
Homebuyers	$1,357,526	$—	$1,498,890	$—
Homebuilders and Multi-family Developers	—	17,100	—	4,342
Total revenues	$1,357,526	$17,100	$1,498,890	$4,342

Product Type
Residential units	$1,357,526	$—	$1,498,890	$—
Land and lots	—	17,100	—	4,342
Total revenues	$1,357,526	$17,100	$1,498,890	$4,342

Timing of Revenue Recognition
Transferred at a point in time	$1,356,380	$17,100	$1,498,858	$4,342
Transferred over time(1)	1,146	—	32	—
Total revenues	$1,357,526	$17,100	$1,498,890	$4,342

(1)    Revenue recognized over time represents revenue from mechanic’s lien contracts.

10. SEGMENT INFORMATION

The Company has four reportable segments - Builder operations Central, Builder operations Southeast, Land Development, and Financial Services. Builder operations Central represents operations by our builders in Texas, whereas Builder operations Southeast represents operations by our builders in Georgia and Florida.

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

The Financial Services segment includes mortgage banking, title, and insurance agency operations. The Financial Services segment operates generally in the same markets as the Builder operations Central segment.

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information related to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues: (1)
Builder operations
Central	$352,439	$377,118	$1,073,728	$1,134,466
Southeast	84,604	107,098	283,798	364,424
Total builder operations	437,043	484,216	1,357,526	1,498,890
Land development	—	—	17,100	4,342
Financial services	11,161	7,350	33,076	18,532
Total revenues	$448,204	$491,566	$1,407,702	$1,521,764

Gross profit:
Builder operations
Central	$106,318	$130,652	$330,834	$383,596
Southeast	26,770	35,927	93,790	126,349
Total builder operations	133,088	166,579	424,624	509,945

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Land development	—	—	6,594	2,199
Corporate, other and unallocated (2)	(10,520)	(11,117)	(31,659)	(33,383)
Total gross profit	$122,568	$155,462	$399,559	$478,761

Segment selling, general, and administrative expenses:
Commissions
Builder operations
Central	$17,650	$19,249	$54,189	$57,143
Southeast	2,899	3,637	9,564	12,605
Total builder operations	20,549	22,886	63,753	69,748
Financial services	856	579	2,296	1,082
Total commissions	$21,405	$23,465	$66,049	$70,830

Salaries
Builder operations
Central	$11,067	$11,121	$33,543	$34,364
Southeast	5,099	6,177	16,583	18,882
Total builder operations	16,166	17,298	50,126	53,246
Financial services	1,978	1,445	5,422	3,791
Corporate, other and unallocated	583	(344)	4,650	(339)
Total salaries	$18,727	$18,399	$60,198	$56,698

Interest expense (income):
Builder operations
Central	$(216)	$(228)	$(468)	$(453)
Southeast	4,290	4,656	13,872	15,805
Total builder operations	4,074	4,428	13,404	15,352
Corporate, other and unallocated	(4,074)	(4,428)	(13,404)	(15,352)
Total interest expense, net	$—	$—	$—	$—

Other selling, general and administrative expenses
Builder operations
Central	$9,515	$10,823	$28,507	$29,938
Southeast	3,369	3,606	11,137	11,822
Total builder operations	12,884	14,429	39,644	41,760
Land development	215	421	(77)	806
Financial services	2,723	2,078	9,794	5,707
Corporate, other and unallocated	1,364	533	654	6
Total other expenses	$17,186	$17,461	$50,015	$48,279

Total selling, general and administrative expenses
Builder operations
Central	$38,232	$41,193	$116,239	$121,445
Southeast	11,367	13,420	37,284	43,309
Total builder operations	49,599	54,613	153,523	164,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Land development	215	421	(77)	806
Financial services	5,557	4,102	17,512	10,580
Corporate, other and unallocated	1,947	189	5,304	(333)
Total segment expenses	$57,318	$59,325	$176,262	$175,807

Income (loss) before income taxes:
Central	$68,973	$91,748	$217,033	$263,653
Southeast	15,664	23,079	59,442	85,352
Total builder operations	84,637	114,827	276,475	349,005
Land development	(319)	(73)	6,310	1,836
Financial services	5,586	3,317	15,564	8,090
Corporate, other and unallocated (2)	(11,929)	(11,436)	(36,634)	(33,860)
Income before income taxes	$77,975	$106,635	$261,715	$325,071

	September 30, 2026	December 31, 2025
Inventory:
Builder operations
Central	$714,222	$688,219
Southeast	331,949	293,635
Total builder operations	1,046,171	981,854
Land development	1,240,743	1,063,066
Corporate, other and unallocated (3)	51,570	54,291
Total inventory	$2,338,484	$2,099,211

Goodwill:
Builder operations - Southeast	$680	$680

(1)The sum of Builder operations Central and Southeast segments’ revenues does not equal residential units revenue included in the condensed consolidated statements of income in periods when our builders have revenues from land or lot closings. No land or lot closings revenue was recognized for the three months ended September 30, 2026, and land and lots closings revenue was $17.1 million for the nine months ended September 30, 2026. No land or lots closings revenue was recognized for the three months ended September 30, 2025, and land and lots closings revenue was $4.3 million for the nine months ended September 30, 2025.
(2)Corporate, other and unallocated gross loss is comprised of capitalized overhead and capitalized interest adjustments that are not allocated to builder operations and land development segments.
(3)Corporate, other and unallocated inventory consists of capitalized overhead and interest related to work in process and land under development.

11. MORTGAGE LOANS HELD FOR SALE

The majority of the loans originated by our wholly owned subsidiary, GRBK Mortgage, are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. The Company typically sells the servicing rights when the loans are sold. As of September 30, 2026 and December 31, 2025, loans held for sale had an aggregate fair value of $33.1 million and $49.1 million, respectively, and an aggregate outstanding principal balance of $35.5 million and $48.0 million, respectively. Changes in fair value are substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgage loans were $5.5 million and $13.0 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and were included in financial services revenue.

Hedging Activities
The Company is party to interest rate lock commitments (IRLCs) with customers resulting from its mortgage origination operations. The volume of the Company’s derivative activity is driven primarily by the level of mortgage origination activity during the period. The Company uses hedging instruments to mitigate its exposure to interest rate market risk using forward contracts on mortgage-backed securities (FLSCs), which are commitments to either purchase or sell a specified financial instrument at a specific future date for a specified price. FLSCs are the main derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

The notional amounts and fair values of derivative financial instruments not designated as hedging instruments are as follows:

	September 30, 2026
	Fair value
	Derivative assets	Derivative liabilities	Notional amount(1)
IRLCs	$414	$—	$77,442
FLSCs	2,393	—	92,500
Total	$2,807	$—

	December 31, 2025
	Fair value
	Derivative assets	Derivative liabilities	Notional amount(1)
IRLCs	$71	$—	$2,249
FLSCs	—	(56)	11,250
Total	$71	$(56)

(1)Notional amount for IRLCs has been adjusted for pullthrough rate of 96.2% and 88.0% as of September 30, 2026 and December 31, 2025, respectively.

12. INCOME TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2026 was $16.6 million and $55.7 million, respectively, compared to $23.2 million and $68.4 million in the prior year periods. The effective tax rate was 21.2% and 21.3% for the three and nine months ended September 30, 2026, respectively, compared to 21.8% and 21.0% in the comparable prior year periods. The change in the effective tax rate relates primarily to tax benefits from investment tax credits, a decrease in the non-controlled earnings benefit and an increase in permanently non-deductible expenses in comparison to pre-tax book income. Federal income tax payable is $23.7 million and $47.2 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued expense on the consolidated balance sheets.

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

The computation of basic and diluted net income attributable to Green Brick Partners, Inc. per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Green Brick Partners, Inc.	$59,160	$77,853	$194,275	$234,860
Preferred dividends	(719)	(719)	(2,157)	(2,156)
Net income applicable to common stockholders	58,441	77,134	192,118	232,704

Weighted-average number of common shares outstanding - basic	42,958	43,541	43,059	43,914
Basic net income attributable to Green Brick Partners, Inc. per common share	$1.36	$1.77	$4.46	$5.30

Weighted-average number of common shares outstanding - basic	42,958	43,541	43,059	43,914
Dilutive effect of stock options and restricted stock awards	246	91	224	117
Weighted-average number of common shares outstanding - diluted	43,204	43,632	43,283	44,031
Diluted net income attributable to Green Brick Partners, Inc. per common share	$1.35	$1.77	$4.44	$5.29

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

Assets and liabilities measured and disclosed at fair value are as follows (in thousands):

	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Measured at fair value on a recurring basis
Mortgage loans held for sale	Level 2	$33,143	$49,099
FLSCs	Level 2	2,393	(56)
IRLCs	Level 3	414	71

Disclosed at fair value
Senior unsecured notes	Level 2	$179,223	$257,268

Level 1
Per the fair value hierarchy, level 1 financial instruments include: cash and cash equivalents, restricted cash, receivables, earnest money deposits, other assets, accounts payable, accrued expenses, and customer and builder deposits due to their short-

term nature. The Company estimates that, due to the short-term nature of the underlying financial instruments or the proximity of the underlying transaction to the applicable reporting date, the fair value of level 1 financial instruments does not differ materially from the aggregate carrying values recorded in the condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Level 2
Level 2 financial instruments include borrowings on lines of credit, senior unsecured notes, and notes payable. Due to the short-term nature and floating interest rate terms, the carrying amounts of borrowings on lines of credit are deemed to approximate fair value.

The fair value of FLSCs considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the FLSCs to measure the fair value. Mortgage loans held for sale are recorded at fair value when funded, and thereafter are carried at fair value, net of deferred origination costs, until sold.

Level 3
The Company’s IRLCs are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The IRLCs are then subject to an estimated loan funding probability, or “pullthrough rate”. If the contract converts to a loan, the implied value, which is solely based upon interest rate changes, is incorporated in the basis of the fair value of the loan. If the IRLC does not convert to a loan, the basis is reduced to zero as the contract has no continuing value. Given the significant and unobservable nature of the pullthrough rate assumption, IRLC fair value measurements are classified as Level 3.

There were no transfers between the levels of the fair value hierarchy for any of our financial instruments during the three and nine months ended September 30, 2026 and 2025.

15. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2026 and 2025, the Company had the following related party transactions in the normal course of business.

Corporate Officers
Trevor Brickman, the son of Green Brick’s Co-Chief Executive Officer, is the President of CLH20, LLC (“Centre Living”). Green Brick’s ownership interest in Centre Living is 90% and Trevor Brickman’s ownership interest is 10%. Green Brick has 90% voting control over the operations of Centre Living. As such, 100% of Centre Living’s operations are included within our condensed consolidated financial statements.

GRBK GHO
GRBK GHO leases office space from entities affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2026 and 2025, GRBK GHO incurred de minimis and $0.1 million rent expense, respectively, under such lease agreements. As of September 30, 2026 and December 31, 2025, there were no amounts due to the affiliated entities related to such lease agreements.

GRBK GHO receives title closing services on the purchase of land and third-party lots from an entity affiliated with the president of GRBK GHO. During the three and nine months ended September 30, 2026 and 2025, GRBK GHO incurred de minimis fees related to such title closing services. As of September 30, 2026, and December 31, 2025, no amounts were due to the title company affiliate.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Performance Bonds
During the ordinary course of business, certain regulatory agencies and municipalities require the Company to post letters of credit or performance bonds related to development projects. As of September 30, 2026 and December 31, 2025, letters of credit and performance bonds outstanding were $0.2 million, respectively. The Company does not believe that it is likely that any material claims will be made under a letter of credit or performance bond in the foreseeable future.

Operating Leases
The Company has leases associated with office and design center space in Georgia, Texas, and Florida that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases. The exercise of any extension options available in such operating lease contracts is not reasonably certain.
Operating lease cost of $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, is included in selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.4 million in the prior year periods.
As of September 30, 2026, the weighted-average remaining lease term and the weighted-average discount rate used in calculating the Company’s lease liabilities were 4.4 years and 7.5%, respectively.
The future annual undiscounted cash flows in relation to the operating leases and a reconciliation of such undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2026 are presented below (in thousands):

Remainder of 2026	$547
2027	2,179
2028	2,073
2029	1,736
2030	1,761
Thereafter	893
Total future lease payments	9,189
Less: Interest	1,725
Present value of lease liabilities	$7,464

The Company elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes lease payments in the condensed consolidated income statements on a straight-line basis. Short-term lease cost of $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, and $0.2 million and $0.7 million for the comparable prior year periods, is included in selling, general and administrative expenses in the condensed consolidated statements of income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Forward-looking statements in this Quarterly Report include statements concerning, (a) our mortgage capture rate; (b) the impact of the OBBBA on our consolidated financial statements; (c) our operational goals and strategies and their anticipated benefits; (d) our expectations for our financial services segment (e) our intentions to deploy leverage to facilitate investments in our land acquisition, development and homebuilding activities; (f) the sufficiency of our capital resources and liquidity to support our business strategy and to service our debt; (g) sales of our finished lots; (h) our target debt to total capitalization ratio and its expected benefits; (i) our expectations regarding the timing of lots being taken down and the recognition of revenue; (j) our expectations regarding future cash needs; (k) our expectations regarding the disposition of legal claims and/or claims under a letter of credit or performance bond; (l) seasonal factors and the impact of seasonality in future quarters and (m) beliefs regarding the impact of accounting standards and legal claims and related contingencies. These forward-looking statements reflect our current views about future events and involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement. These risks include, but are not limited to: (1) general economic conditions, seasonality, cyclicality and competition in the homebuilding industry; (2) changes in macroeconomic conditions, including increasing interest rates and inflation that could adversely impact demand for new homes or the ability of potential buyers to qualify; (3) shortages, delays or increased costs of raw materials and increased demand for materials, or increases in other operating costs, including costs related to labor, real estate taxes and insurance, which in each case exceed our ability to increase prices; (4) significant periods of inflation or deflation; (5) a shortage of labor; (6) an inability to acquire land in our markets at anticipated prices or difficulty in obtaining land-use entitlements; (7) our inability to successfully execute our strategies, including the successful development of our communities within expected time frames and the growth and expansion of our Trophy Signature Homes brand; (8) a failure to recruit, retain or develop highly skilled and competent employees; (9) the geographic concentration of our operations; (10) government regulation risks; (11) adverse changes in the availability or volatility of mortgage financing; (12) severe weather events or natural disasters; (13) difficulty in obtaining sufficient capital to fund our growth; (14) our ability to meet our debt service obligations; (15) a decline in the value of our inventories and resulting write-downs of the carrying value of our real estate assets; (16) our ability to adequately self-insure; and (17) changes in accounting standards that adversely affect our reported earnings or financial condition.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Home deliveries	Increased by 2.6%	Increased by 1.0%
Home closings revenue	Decreased by 9.8%	Decreased by 9.5%
Average sales price of homes delivered	Decreased by 12.1%	Decreased by 10.4%
Net new home orders	Increased by 3.1%	Increased by 4.5%
Homebuilding gross margin percentage	Decreased by 4.1%	Decreased by 2.9%
Incentives on homes closed as a percentage of residential units revenue	Increased by 2.2%	Increased by 2.5%

Our home deliveries increased 2.6% in the third quarter of 2026 year over year, while average sales prices decreased primarily as a result of elevated discounts and incentives. Homebuilding gross margins decreased from 32.1% to 28.0% for the three months ended September 30, 2026, primarily due to higher incentives and product mix.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Change	%
Home closings revenue	$436,919	$484,184	$(47,265)	(9.8)%
Mechanic’s lien contracts revenue	124	32	92	287.5%
Residential units revenue	$437,043	$484,216	$(47,173)	(9.7)%
New homes delivered	978	953	25	2.6%
Average sales price of homes delivered	$446.7	$508.1	$(61.4)	(12.1)%

Residential units revenue decreased 9.7% and new homes delivered increased 2.6%. The 12.1% decrease in the average sales price of homes delivered during the three months ended September 30, 2026, is due to increased incentives and product mix.

New Home Orders and Backlog
The table below represents new home orders and backlog related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Change	%
Net new home orders	926	898	28	3.1%
Revenue from net new home orders	$428,877	$433,862	$(4,985)	(1.1)%
Average selling price of net new home orders	$463.2	$483.1	$(19.9)	(4.1)%
Cancellation rate	8.2%	6.7%	1.5%	22.4%
Absorption rate per average active selling community per quarter	8.5	8.7	(0.2)	(2.3)%
Average active selling communities	109	103	6	5.8%
Active selling communities at end of period	104	100	4	4.0%
Backlog revenue	$379,345	$456,783	$(77,438)	(17.0)%
Backlog units	629	675	(46)	(6.8)%
Average sales price of backlog	$603.1	$676.7	$(73.6)	(10.9)%

Net new home orders increased 3.1% to 926 for the three months ended September 30, 2026, compared to 898 for the three months ended September 30, 2025, while average active selling communities increased by 5.8% to 109 communities. Revenue from net new home orders decreased $5.0 million, or 1.1%, to $428.9 million, due to a 4.1% decrease in the average selling price of net new home orders to $463.2 thousand, driven primarily by a higher mix of orders from Trophy Signature Homes, which targets first-time homebuyers and operates at a lower price point relative to our other builders.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 8.2% for the three months ended September 30, 2026, compared to 6.7% for the three months ended September 30, 2025. The increase in cancellation rate was primarily driven by continued affordability pressures from elevated mortgage interest rates, as well as an increase in financing-related cancellations. However, our cancellation rate has remained in a historically low range, under 10.0% since December 31, 2022.

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

Backlog revenue decreased by 17.0% to $379.3 million as of September 30, 2026, compared to $456.8 million as of September 30, 2025, driven by a 6.8% decrease in backlog units to 629 homes and a 10.9% decrease in the average sales price of backlog to $603.1 thousand, reflecting higher sales from Trophy Signature Homes in addition to higher incentives and discounts offered to sustain orders.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Three Months Ended September 30,
	2026		2025
Residential units revenue	$437,043	100.0%	$484,216	100.0%
Cost of residential units	314,475	72.0%	328,754	67.9%
Residential units gross margin	$122,568	28.0%	$155,462	32.1%

For the three months ended September 30, 2026, residential units revenue decreased by $47.2 million or 9.7% while cost of residential units decreased by $14.3 million, or 4.3%, compared to the same period in the previous year. Residential units gross margin declined by 410 bps to 28.0% for the three months ended September 30, 2026, from 32.1% for the three months ended September 30, 2025. The decrease in residential units gross margin is attributable to higher incentives and discounts.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		As Percentage of Segment Revenue
	2026	2025	2026	2025
Builder operations	$49,599	$54,613	11.3%	11.3%
Corporate, other and unallocated expense, net	1,947	189	0.4%	—%
Net builder operations	51,546	54,802	11.8%	11.3%
Land development, net	215	421
Total selling, general and administrative expenses	$51,761	$55,223	11.8%	11.4%

Selling, general and administrative expenses as a percentage of revenue increased by 0.4% for the three months ended September 30, 2026, mainly due to lower revenue, partially offset by a decrease in commissions.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations remained flat mainly due to the decline in residential units revenue offset by a decrease in commissions. Builder operation expenditures include salary expenses, commissions, corporate allocations, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the three months ended September 30, 2026 were $1.9 million, compared to $0.2 million for the three months ended September 30, 2025. The increase was due to higher share-based compensation during the three months ended September 30, 2026. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

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

	Three Months Ended September 30,
	2026	2025	Change	%
Financial services revenues	$11,161	$7,350	3,811	51.9%
Financial services expenses(1)	(5,557)	(4,033)	(1,524)	37.8%
Income before income taxes	$5,604	$3,317	2,287	68.9%
Total loans funded:
Loans	499	351	148	42.2%
Principal	$185,042	$136,469	48,573	35.6%

(1)    Includes selling, general and administrative expenses and other income and expenses related to Financial services.

	Three Months Ended September 30,
Supplemental data:	2026	2025
Capture rate	65.7%	72.6%
Average FICO score	734	740
Funded origination breakdown:
Government (FHA, VA, USDA)	49%	39%
Other agency	—%	—%
Total agency	49%	39%
Non-agency	51%	61%
Total funded originations	100%	100%

Financial services revenues increased $3.8 million, or 51.9%, to $11.2 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025. The increase was primarily driven by mortgage revenues, which grew from $3.5 million to $6.7 million, as total loans funded increased 42.2% to 499 loans with total origination principal of $185.0 million, compared to 351 loans and $136.5 million in the prior year period. Our mortgage capture rate decreased from 72.6% to 65.7%, reflecting the continued expansion of the captive mortgage business into new communities, many of which have pre-existing outside lender relationships. Financial services expenses increased $1.5 million, or 37.8%, primarily due to higher costs associated with increased mortgage origination volume. As a result, income before income taxes increased $2.3 million, or 68.9%, to $5.6 million.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased to $0.4 million, or 13.0%, for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, was $1.2 million for the three months ended September 30, 2026, compared to $2.7 million for the three months ended September 30, 2025. The change was driven by an increase in due diligence costs on terminated land and lot contracts during the three months ended September 30, 2026.

Income Tax Expense
Income tax expense was $16.6 million for the three months ended September 30, 2026 compared to $23.2 million for the three months ended September 30, 2025. The decrease in income tax expense is mainly due to lower taxable income for the three months ended September 30, 2026. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the three months ended September 30, 2026.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Residential Units Revenue and New Homes Delivered
The table below represents residential units revenue and new homes delivered for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	%
Home closings revenue	$1,356,380	$1,498,858	$(142,478)	(9.5)%
Mechanic’s lien contracts revenue	1,146	32	1,114	3,481.3%
Residential units revenue	$1,357,526	$1,498,890	$(141,364)	(9.4)%
New homes delivered	2,933	2,905	28	1.0%
Average sales price of homes delivered	$462.5	$516.0	$(53.5)	(10.4)%

The $141.4 million, or 9.4%, decrease in residential units revenue was driven by the 10.4% decrease in the average sales price of homes delivered for the nine months ended September 30, 2026. The 10.4% decrease in the average sales price of homes delivered for the nine months ended September 30, 2026, was attributable to product mix, higher incentives and discounts.

New Home Orders
The table below represents new home orders related to our builder operations segments, excluding mechanic’s lien contracts (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	%
Net new home orders	3,042	2,912	130	4.5%
Revenue from net new home orders	$1,391,120	$1,513,535	$(122,415)	(8.1)%
Average selling price of net new home orders	$457.3	$519.8	$(62.5)	(12.0)%
Cancellation rate	7.9%	7.5%	0.4%	5.3%
Absorption rate per average active selling community per quarter	9.5	9.3	0.2	2.2%
Average active selling communities	107	104	3	2.9%
Active selling communities at end of period	104	100	4	4.0%

Net new home orders increased 4.5% over the prior year period due to a 2.9% increase in average selling communities. In addition, the absorption rate per average active selling community per quarter increased 2.2% to 9.5 net new home orders per average active selling community, compared to 9.3 for the nine months ended September 30, 2025, primarily driven by increased absorption rate by Trophy Signature Homes.

Revenue from net new home orders decreased 8.1% to $1,391.1 million for the nine months ended September 30, 2026, compared to $1,513.5 million for the nine months ended September 30, 2025, primarily due to an 12.0% decrease in the average selling price of net new home orders to $457.3 thousand, reflecting higher sales from Trophy Signature Homes, our first-time homebuyer or entry-level builder, in addition to increased incentives and discounts offered to sustain sales pace.

Our cancellation rate, which refers to sales contracts canceled divided by sales contracts executed during the relevant period, was 7.9% for the nine months ended September 30, 2026, compared to 7.5% for the nine months ended September 30, 2025. The increase in cancellation rate was primarily driven by continued affordability pressures from elevated mortgage interest rates, as well as increased financing-related cancellations. However, our cancellation rate has remained in a historically low range under 10.0% since December 31, 2022.

Residential Units Gross Margin
The table below represents the components of residential units gross margin (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
Residential units revenue	$1,357,526	100.0%	$1,498,890	100.0%
Cost of residential units	964,509	71.0%	1,022,279	68.2%
Residential units gross margin	$393,017	29.0%	$476,611	31.8%

Residential units revenue decreased $141.4 million or 9.4% during the nine months ended September 30, 2026, due to a decrease in the average sales price of homes delivered arising from a higher proportion of deliveries from Trophy Signature Homes and incentives. Cost of residential units for the nine months ended September 30, 2026, decreased by $57.8 million, or 5.7%, compared to the nine months ended September 30, 2025. This resulted in a decrease in residential units gross margin for the nine months ended September 30, 2026, of 280 bps to 29.0%, from 31.8% for the nine months ended September 30, 2025 mainly due to higher incentives and discounts.

Land and Lots Revenue
The table below represents lots closed and land and lots revenue (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	%
Lots revenue	$7,500	$4,342	$3,158	72.7%
Land revenue	9,600	—	9,600	100.0%
Land and lots revenue	$17,100	$4,342	$12,758	293.8%
Lots closed	75	42	33	78.6%
Average sales price of lots closed	$100.0	$103.4	$(3.4)	(3.3)%

From time to time we may opportunistically sell finished lots to other homebuilders. Lots revenue increased by $3.2 million during the nine months ended September 30, 2026. Land revenue represents the sale of one tract of land intended for multifamily development during the nine months ended September 30, 2026.

Selling, General and Administrative Expenses
The table below represents the components of selling, general and administrative expenses (dollars in thousands):

	Nine Months Ended September 30,		As Percentage of Segment Revenue
	2026	2025	2026	2025
Builder operations	$153,523	$164,754	11.3%	11.0%
Corporate, other and unallocated expense, net	5,304	(333)	0.4%	—%
Net builder operations	158,827	164,421	11.7%	11.0%
Land development, net	(77)	806	(0.5)%	18.6%
Total selling, general and administrative expenses	$158,750	$165,227	11.5%	11.0%

Selling, general and administrative expenses decreased by $6.5 million for the nine months ended September 30, 2026 due to decreased commissions, partially offset by an increase in salaries.

Builder Operations
Selling, general and administrative expenses as a percentage of revenue for builder operations increased to 11.3% for the nine months ended September 30, 2026 from 11.0% in the prior year period mainly due to lower revenues. Builder operations expenditures include salary expenses, sales commissions, and community costs such as advertising and marketing expenses, rent, professional fees, and non-capitalized property taxes.

Corporate, Other and Unallocated
Selling, general and administrative expenses for the corporate, other and unallocated non-operating segment for the nine months ended September 30, 2026, were $5.3 million and income of $333.0 thousand for the nine months ended September 30, 2025. The change was driven by increased salaries and incentive compensation. Corporate, other and unallocated expenses generally include capitalized overhead adjustments that are not allocated to builder operations segments.

Financial Services
The following tables present selected financial information for our Financial Services operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	%
Total financial services revenues	$33,076	$18,532	14,544	78.5%
Financial services expenses(1)	(17,512)	(10,442)	(7,070)	67.7%
Income before income taxes	$15,564	$8,090	7,474	92.4%
Total loans funded:
Loans	1,385	602	783	130.1%
Principal	$531,928	$245,370	286,558	116.8%

(1)    Includes selling, general and administrative expenses and other income and expenses related to Financial services.

	Nine Months Ended September 30,
Supplemental data:	2026	2025
Capture rate	64.9%	66.0%
Average FICO score	737	741
Funded origination breakdown:
Government (FHA, VA, USDA)	47%	38%
Other agency	—%	—%
Total agency	47%	38%
Non-agency	53%	62%
Total funded originations	100%	100%

Financial services revenues increased $14.5 million, or 78.5%, to $33.1 million for the nine months ended September 30, 2026, compared to $18.5 million for the prior year period. The increase was primarily driven by mortgage revenues, which grew from $6.5 million to $17.8 million, reflecting an increase in total loans funded to 1,385 loans with a total origination principal of $531.9 million from 602 loans and $245.4 million in the prior year period, offset slightly by a decrease in capture rate from 66.0% to 64.9%, reflecting the continued expansion of the captive mortgage business into new communities, many of which have pre-existing outside lender relationships.

Financial services expenses increased $7.1 million, or 67.7%, to $17.5 million, driven by higher costs associated with increased mortgage origination volume. As a result, income before income taxes increased $7.5 million, or 92.4%, to $15.6 million for the nine months ended September 30, 2026.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased to $2.1 million, for the nine months ended September 30, 2026, compared to $1.4 million for the nine months ended September 30, 2025. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of Green Brick’s share in net earnings by unconsolidated entity.

Other Income, Net
Other income, net, increased to $3.2 million for the nine months ended September 30, 2026, compared to $2.2 million for the nine months ended September 30, 2025.

Income Tax Expense
Income tax expense was $55.7 million for the nine months ended September 30, 2026 compared to $68.4 million for the nine months ended September 30, 2025. The decrease was primarily due to lower taxable income. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on the Company’s income tax expense for the nine months ended September 30, 2026.

Lots Owned and Under Contract
The following table presents the lots we owned or controlled, including lot option contracts, as of September 30, 2026 and December 31, 2025. Owned lots are those for which we hold title. Lots under contract are those for which we have the contractual right to acquire title but do not currently own.

	September 30, 2026			December 31, 2025
	Central(1)	Southeast(2)	Total	Central(1)	Southeast(2)	Total
Lots owned
Finished lots	4,406	1,166	5,572	4,518	663	5,181
Lots in communities under development	30,508	989	31,497	26,339	1,703	28,042
Land held for future development(3)	3,800	—	3,800	3,800	—	3,800
Total lots owned	38,714	2,155	40,869	34,657	2,366	37,023

Lots under contract
Lots and land under option contracts	5,895	1,658	7,553	8,297	955	9,252
Lots under option through unconsolidated development joint ventures	2,985	28	3,013	2,488	65	2,553
Total lots under contract(4)	8,880	1,686	10,566	10,785	1,020	11,805
Total lots owned and under contract(5)	47,594	3,841	51,435	45,442	3,386	48,828
Percentage of lots owned	81.3%	56.1%	79.5%	76.3%	69.9%	75.8%

(1)    The Texas market.
(2)    The Georgia and Florida markets.
(3)    Land held for future development consists of raw land parcels where development activities have been postponed due to market conditions or other factors.
(4)    As of September 30, 2026 and December 31, 2025, 28.6% and 16.6% of the total lots under contract had refundable deposits.
(5)    Total lots excludes lots with homes under construction.

Liquidity and Capital Resources Overview
As of September 30, 2026 and December 31, 2025, we had $100.0 million and $154.6 million of unrestricted cash and cash equivalents, respectively. In addition, as of September 30, 2026, we had $225 million of available capacity under our Unsecured Revolving Credit Facility, with $105 million outstanding. Combined with unrestricted cash and cash equivalents of $100.0 million, our total available liquidity was approximately $325.0 million. Our historical cash management strategy includes redeploying net cash from the sale of home inventory to acquire and develop land and lots that represent opportunities to generate desired margins and returns, and using cash to make additional investments in business acquisitions, joint ventures, share repurchases or other strategic activities.

Our principal uses of capital for the nine months ended September 30, 2026 were home construction, land purchases, land development, repayments of debt, operating expenses, share repurchases, and payment of routine liabilities. Historically, we have used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and remain poised for continued growth.

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

Our homebuilding debt to total capitalization ratio, which is calculated as the sum of borrowings on lines of credit, the senior unsecured notes, and notes payable, net of debt issuance costs (“total debt”), divided by the total capitalization, which equals the sum of Green Brick Partners, Inc. stockholders’ equity and total debt, was approximately 13.1% as of September 30, 2026.

Additionally, as of September 30, 2026, our net homebuilding debt to total capitalization ratio, which is a non-GAAP financial measure, remained low at 9.6%. It is our intent to prudently employ leverage to continue to invest in our land acquisition, development and homebuilding activities. We target a homebuilding debt to total capitalization ratio of up to approximately 20%, which we expect will provide us with significant additional growth capital.

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

The closest GAAP financial measure to the net homebuilding debt to total capitalization ratio is the debt to total capitalization ratio. The following table represents a reconciliation of the net homebuilding debt to total capitalization ratio as of September 30, 2026 (dollars in thousands):

	Total capitalization			Homebuilding capitalization(1)
	Gross	Cash and cash equivalents	Net	Gross	Cash and cash equivalents	Net
Total debt, net of debt issuance costs	$338,016	$(99,970)	$238,046	$304,661	$(90,277)	$214,384
Total Green Brick Partners, Inc. stockholders’ equity	2,018,244	—	2,018,244	2,018,244	—	2,018,244
Total capitalization	$2,356,260	$(99,970)	$2,256,290	$2,322,905	$(90,277)	$2,232,628

Debt to total capitalization ratio	14.3%			13.1%
Net debt to total capitalization ratio			10.6%			9.6%

(1) Homebuilding capitalization ratio excludes cash and debt related to our wholly owned mortgage company.

Key Sources of Liquidity
Our key sources of liquidity were funds generated by operations and borrowings during the nine months ended September 30, 2026.

Cash Flows
The following summarizes our primary sources and uses of cash during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

•Operating activities. Net cash used in operating activities for the nine months ended September 30, 2026, was $5.1 million, compared to $133.3 million provided by operating activities during the nine months ended September 30, 2025. The net cash outflows for the nine months ended September 30, 2026, was a result of an increase in inventory of $238.3 million compared to $161.5 million in the prior year period and a decrease in accrued expenses of $47.6 million compared to an increase of $17.3 million in the prior year period, offset by our business operations of $245.6 million and a decrease in accounts receivable of $15.1 million. This increase in inventory reflects our continued investment in land acquisition and development to support future home deliveries.

•Investing activities. Net cash used in investing activities for the nine months ended September 30, 2026 was $23.4 million, compared to $32.9 million during the nine months ended September 30, 2025. Cash outflows for the nine months ended September 30, 2026, were primarily related to investments in unconsolidated entities.

•Financing activities. Net cash used in financing activities for the nine months ended September 30, 2026 was $36.9 million, compared to $84.6 million during the nine months ended September 30, 2025. The cash outflows were primarily related to share repurchases of $34.8 million and repayments of our senior unsecured notes of $75.0 million, offset by net borrowings from the Unsecured Revolving Credit Facility of $105.0 million.

Debt Instruments

Unsecured Revolving Credit Facility – On December 10, 2025, the Company entered into the Thirteenth Amendment to this Unsecured Revolving Credit Facility. The Unsecured Revolving Credit Facility was amended (i) to reduce the SOFR spread and base rate spread, (ii) to allow the Company to request a revolving credit advance using Daily SOFR (as defined in the Unsecured Revolving Credit Facility) and (iii) for other administrative changes. The total commitments remain at $330.0 million. The maturity of all commitments under the facility have been extended to December 14, 2028. As of September 30, 2026 we had $105.0 million outstanding under our Unsecured Revolving Credit Facility, and as of December 31, 2025, we had no amounts outstanding under our Unsecured Revolving Credit Facility.

Senior Unsecured Notes - As of September 30, 2026, we had three series of senior unsecured notes outstanding that were each issued pursuant to a note purchase agreement. The aggregate principal amount of senior unsecured notes outstanding was $187.2 million as of September 30, 2026 compared to $262.0 million as of December 31, 2025, net of issuance costs.
•In August 2019, we issued $75.0 million of senior unsecured notes (the “2026 Notes”). Interest accrues at an annual rate of 4.0% and is payable quarterly. The final principal payment of $50.0 million was paid on August 10, 2026.
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

Our debt instruments require us to maintain specific financial covenants, each of which we were in compliance with as of September 30, 2026. Specifically, under the most restrictive covenants, we are required to maintain the following:

•a minimum interest coverage (consolidated EBITDA to interest incurred) of no less than 2.0 to 1.0. As of September 30, 2026, our interest coverage on a last 12 months’ basis was 33.72 to 1.0;
•a Consolidated Tangible Net Worth of no less than approximately $1,265.8 million. As of September 30, 2026, our Consolidated Tangible Net Worth was $2,017.4 million; and
•a maximum debt to total capitalization rolling average ratio of no more than 40.0%. As of September 30, 2026, we had a rolling average ratio of 12.9%.

As of September 30, 2026, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to (i) service our outstanding debt during the next twelve months and (ii) fund our operations. For additional information on our lines of credit, senior unsecured notes, and notes payable, refer to Note 5 to the condensed consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities
GRBK Mortgage, LLC, a wholly owned subsidiary of the Company, is party to warehouse facilities to fund its origination of mortgage loans (the “Warehouse Facilities”) as follows (in thousands):

		Outstanding Balance As of
Maturity Date	Maximum Aggregate Commitment	September 30, 2026	December 31, 2025
January 29, 2027	$40,000	$—	$16,828
January 31, 2027	60,000	30,918	—
December 15, 2027	40,000	2,437	29,570
	$140,000	$33,355	$46,398

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

The Warehouse Facilities provide for an aggregate uncommitted amount of $140.0 million. The Warehouse Facilities are (i) secured by the underlying mortgage loans and bear interest at a variable rate based on SOFR plus a margin ranging from 1.4% to 2% and (ii) guaranteed by Green Brick. The facilities are subject to annual renewal and contain customary covenants and conditions regarding minimum net worth, leverage, profitability and liquidity. The Company was in compliance with the financial covenants under the Warehouse Facilities as of September 30, 2026.

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

Preferred Equity

As of September 30, 2026 and December 31, 2025 we had 2,000,000 Depositary Shares issued and outstanding, each representing 1/1000 of a share of our 5.75% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by the Board, at the rate of 5.75% of the $25,000 liquidation preference per share. Dividends are payable quarterly in arrears. During the nine months ended September 30, 2026, we paid dividends of $2.2 million on the Series A Preferred Stock. On October 22, 2026, the Board declared a quarterly cash dividend of $0.359 per depositary share on the Series A Preferred Stock. The dividend is payable on December 15, 2026 to stockholders of record as of December 1, 2026.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Land and Lot Option Contracts
In the ordinary course of business, we enter into land purchase contracts to acquire lots for the construction of our homes in the future. We are subject to customary obligations associated with such contracts. These purchase contracts typically require an earnest money deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. As of September 30, 2026, the Company did not participate in any land banking arrangements, excluding joint ventures.

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

As of September 30, 2026, we had earnest money deposits of $22.2 million at risk associated with contracts to purchase raw land and finished lots representing 8,433 total lots past feasibility studies with an aggregate purchase price of approximately $488.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers (“Co-CEOs”) and principal financial officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026 in providing reasonable assurance that information required to be disclosed in the reports we file, furnish, submit or otherwise provide to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, in such a manner as to allow timely decisions regarding the required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer
The following table provides information about repurchases of our common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2026	4,689	$69.85	4,689	$150,255,000
August 1 - August 31, 2026	15,383	69.95	15,383	149,179,000
September 1 - September 30, 2026	244,143	67.61	244,143	132,673,000
Total	264,215		264,215

(1)    On February 17, 2025, the Board approved and authorized a stock repurchase program (the “Repurchase Plan”). The original authorization approved $100 million of purchases under the Repurchase Plan. On December 11, 2025, the Company’s Board authorized an additional $150 million of repurchases under the Repurchase Plan. During the three months ended September 30, 2026, the Company completed open market repurchases under the Repurchase Plan of 264,215 shares for approximately $17.9 million, excluding excise tax. As of September 30, 2026, there remained $132.7 million available for repurchases under the Repurchase Plan. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated by the Company’s board of directors any time in its sole discretion. Repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. All shares repurchased will be retired.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e):

Dolson Employment Agreement

On October 5, 2026, the Company entered into an employment agreement with Mr. Jed Dolson (the "Dolson CEO Employment Agreement") in connection with his previously announced promotion from President and Chief Operating Officer to Co-Chief Executive Officer, which became effective on October 15, 2026 (the “Effective Date”). The Dolson CEO Employment Agreement (i) has a term ending on December 31, 2029, (ii) increases Mr. Dolson’s annual base salary to $1,000,000, effective as of the Effective Date, and (iii) increases his annual incentive target bonus to $3,000,000 commencing as of the Effective Date, which will be prorated for fiscal year 2026, and is subject to the achievement of performance objectives established and assessed by the Compensation Committee in its sole discretion. All payments under the Dolson CEO Employment Agreement are subject to the Company’s Clawback Policy. In addition, the Dolson CEO Employment Agreement provides for Mr. Dolson to participate in the Company's long-term incentive program (the “LTIP”) to which the Compensation Committee has approved a LTIP award of $4,500,000 to be granted in March 2027 for Mr. Dolson, with approximately 33% of such award consisting of time-based restricted stock units and approximately 67% consisting of performance-based restricted stock units.
The Compensation Committee also approved a one-time grant on the Effective Date of restricted stock units having a grant date value of $1,800,000, which will vest ratably over a three-year period.

Solely in the case of termination (i) by the Company without Cause (as defined in the Dolson CEO Employment Agreement) or (ii) by Mr. Dolson with Good Reason (as defined in the Dolson CEO Employment Agreement), subject to the execution of a release of claims by Mr. Dolson in a form reasonably determined by the Company, Mr. Dolson would be entitled to receive a severance payment equal to 2 times (or, if the Date of Termination occurs concurrently with, or within 24 months following, a Change in Control, an amount equal to 3 times) the sum of (x) his base salary plus (y) the target bonus for the year of termination.

In addition, the Dolson CEO Employment Agreement provides for non-competition, non-solicitation, non-disparagement and confidentiality provisions during Mr. Dolson’s employment and for a period of twelve months after termination.

ITEM 6. EXHIBITS

Number	Description
10.8A*	Employment Agreement, dated as of October 5, 2026, between the Company and Jed Dolson.
31.1*	Certification of the Company’s Co-Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Co-Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.3*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Co-Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Co-Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.3*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*    Filed with this Form 10-Q.
** Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN BRICK PARTNERS, INC.

/s/ James R. Brickman
By: James R. Brickman
Its: Co-Chief Executive Officer

/s/ Jeffery D. Cox
By: Jeffery D. Cox
Its: Chief Financial Officer

Date:    October 28, 2026